Form 10-Q
period 2008-06-30
Verso Paper Corp.
filed 2008-08-07
CIK 1421182

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

Commission file number:  333-148201

Verso Paper Corp.
(Exact name of registrant as specified in its charter)

Delaware	75-3217389
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

6775 Lenox Center Court, Suite 400
Memphis, Tennessee 38115-4436	(901) 369-4100
(Address of principal executive offices) (Zip Code)	(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐  No ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act .  (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

As of July 31, 2008, the registrant had 52,046,647 outstanding shares of common stock, par value $0.01 per share.

TABLE OF CONTENTS

		Page
Part I.	FINANCIAL INFORMATION
	Item 1. Item 2. Item 3. Item 4T.
Unaudited Condensed Consolidated and Combined Financial Statements of Verso Paper Corp.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Quantitative and Qualitative Disclosures About Market Risk

Controls and Procedures

		3 20 30 31
Part II.	OTHER INFORMATION
	Item 1. Item 1A. Item 2. Item 3. Item 4. Item 5. Item 6.
Legal Proceedings

Risk Factors

Unregistered Sales of Equity Securities and Use of Proceeds

Defaults Upon Senior Securities

Submission of Matters to a Vote of Security Holders

Other Information

Exhibits

		33 33 33 33 33 33 34
SIGNATURES		35
EXHIBIT INDEX		36

PART I.  FINANCIAL INFORMATION

ITEM 1.  UNAUDITED FINANCIAL STATEMENTS OF VERSO PAPER CORP.

VERSO PAPER CORP.

UNAUDITED CONDENSED CONSOLIDATED AND COMBINED BALANCE SHEETS

	June 30,	December 31,
(In thousands of U.S. dollars)	2008	2007

ASSETS
Current Assets:
Cash	$48,353	$58,533
Accounts receivable - net	125,492	121,190
Accounts receivable from related parties	17,024	12,318
Inventories	134,017	119,620
Prepaid expenses and other assets	2,808	3,935

Total Current Assets	327,694	315,596

Property, plant and equipment - net	1,140,118	1,160,239
Reforestation	12,084	11,144
Intangibles and other assets - net	106,336	97,785
Goodwill	18,695	18,695

Total Assets	$1,604,927	$1,603,459

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$140,037	$128,373
Accounts payable to related parties	27,733	3,872
Accrued liabilities	85,161	93,012
Short-term borrowings	-	3,125
Current maturities of long-term debt	2,850	2,850

Total Current Liabilities	255,781	231,232

Long-term debt	1,264,163	1,413,588
Other liabilities	34,284	33,740

Total Liabilities	1,554,228	1,678,560

Commitments and contingencies (Note 10)	-	-
Stockholders' Equity
Common stock -- par value $0.01 (250,000,000 shares authorized with 52,046,647 shares issued and outstanding on June 30, 2008; and 38,046,647 shares issued
and outstanding on December 31, 2007)	520	380
Paid-in-capital	211,397	48,489
Retained deficit	(161,927)	(114,100)
Accumulated other comprehensive income (loss)	709	(9,870)
Total Stockholders' Equity	50,699	(75,101)

Total Liabilities and Stockholders' Equity	$1,604,927	$1,603,459

See notes to unaudited condensed consolidated and combined financial statements.

VERSO PAPER CORP.

UNAUDITED CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
(In thousands of U.S. dollars)	2008	2007	2008	2007

Net sales	$451,602	$372,602	$905,509	$732,408

Costs and expenses:
Cost of products sold - (exclusive of
depreciation and amortization)	377,178	332,838	752,580	649,189
Depreciation, amortization and depletion	34,699	30,037	66,887	59,639
Selling, general and administrative expenses	26,359	8,753	40,553	19,920
Restructuring and other charges	23,718	6,970	25,436	12,243

Operating income (loss)	(10,352)	(5,996)	20,053	(8,583)

Interest income	(141)	(174)	(332)	(1,095)
Interest expense	34,496	36,384	68,212	70,131

Net loss	$(44,707)	$(42,206)	$(47,827)	$(77,619)
Loss per share	$(0.86)	$(1.11)	$(0.92)	$(2.04)
Common shares outstanding	52,046,647	38,046,647	52,046,647	38,046,647

Included in the financial statement line items
above are related-party transactions as follows
(Notes 8 and 9):
Net sales	$44,454	$37,260	$80,643	$70,718
Purchases included in cost of products sold	3,222	1,339	4,261	3,338
Restructuring and other charges	22,475	2,563	23,322	5,503

See notes to unaudited condensed consolidated and combined financial statements.

VERSO PAPER CORP.

UNAUDITED CONDENSED CONSOLIDATED AND COMBINED
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE PERIODS ENDED JUNE 30, 2008 AND 2007

				Accumulated
				Other	Total
	Common	Paid-in-	Retained	Comprehensive	Stockholders'
(In thousands of U.S. dollars)	Stock	Capital	(Deficit)	Loss	Equity

Beginning balance - January 1, 2007	$380	$290,017	$(2,637)	$(7,741)	$280,019
Cash distributions	-	(242,152)	-	-	(242,152)
Net loss	-	-	(77,619)	-	(77,619)
Other comprehensive income:
Prior service cost amortization	-	-	-	393	393
Total other comprehensive income	-	-	-	393	393
Comprehensive income (loss)	-	-	(77,619)	393	(77,226)
Equity award expense	-	471	-	-	471
Ending balance - June 30, 2007	$380	$48,336	$(80,256)	$(7,348)	$(38,888)

Beginning balance - January 1, 2008	$380	$48,489	$(114,100)	$(9,870)	$(75,101)
Issuance of common stock	140	151,929	-	-	152,069
Net loss	-	-	(47,827)	-	(47,827)
Other comprehensive income:
Net unrealized gains on derivative
financial instruments	-	-	-	10,143	10,143
Prior service cost amortization	-	-	-	436	436
Total other comprehensive income	-	-	-	10,579	10,579
Comprehensive income (loss)	-	-	(47,827)	10,579	(37,248)
Equity award expense	-	10,979	-	-	10,979
Ending balance - June 30, 2008	$520	$211,397	$(161,927)	$709	$50,699

See notes to unaudited condensed consolidated and combined financial statements.

VERSO PAPER CORP.

UNAUDITED CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,
(In thousands of U.S. dollars)	2008	2007
Cash Flows From Operating Activities:
Net loss	$(47,827)	$(77,619)
Adjustments to reconcile net loss to
net cash provided by (used in) in operating activities:
Depreciation, amortization and depletion	66,887	59,639
Amortization of debt issuance costs	6,913	3,306
Loss (gain) on disposal of fixed assets	21	(48)
Other - net	20,732	864
Changes in assets and liabilities:
Accounts receivable	(9,008)	(3,998)
Inventories	(14,397)	(30,884)
Prepaid expenses and other assets	(18,599)	(6,103)
Accounts payable	35,525	10,728
Accrued liabilities	(8,398)	5,067
Net cash provided by (used in) in operating activities	31,849	(39,048)
Cash Flows From Investing Activities:
Proceeds from sale of fixed assets	82	238
Capital expenditures	(41,630)	(31,522)
Net cash used in investing activities	(41,548)	(31,284)
Cash Flows From Financing Activities:
Repayments of debt	(149,425)	(1,425)
Proceeds from sale of common stock, net of issuance cost of $15.9 million	152,069	-
Proceeds from debt issuance	-	250,000
Equity distributions	-	(242,152)
Short-term borrowings (repayments)	(3,125)	1,200
Debt issuance costs	-	(7,972)
Net cash used in financing activities	(481)	(349)

Net decrease in cash	(10,180)	(70,681)
Cash at beginning of period	58,533	112,479
Cash at end of period	$48,353	$41,798

See notes to unaudited condensed consolidated and combined financial statements.

VERSO PAPER CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS AS OF JUNE 30,
2008, AND FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED JUNE 30, 2008 AND 2007

1.  BACKGROUND AND BASIS OF PRESENTATION

The accompanying consolidated and combined financial statements include the accounts of Verso Paper Corp. and its subsidiaries.  Unless otherwise noted, the terms the “Company”, “we”, “us” and “our” refer collectively to Verso Paper Corp. and its subsidiaries.

On August 1, 2006, we acquired the assets and certain of the liabilities of the Coated and Supercalendered Papers Division of International Paper Company (“International Paper”), including the mills located in Jay, Maine, Bucksport, Maine, Quinnesec, Michigan, and Sartell, Minnesota, together with other related facilities and assets and certain administrative and sales and marketing functions (collectively, the “Acquisition”) pursuant to an Agreement of Purchase and Sale dated June 4, 2006.

We were formed by Apollo Management, L.P. and its affiliates (“Apollo”) for the purpose of consummating the Acquisition. In connection with the Acquisition, we issued a total of $1,185 million of debt (the “Financing”), consisting of a $285 million in aggregate principal amount term loan B (the “Term Loan B”), $600 million of second-priority senior secured notes, and $300 million of senior subordinated notes.  We also raised a $200 million revolving credit facility (together with Term Loan B, the “senior secured credit facilities”), which was undrawn at the closing of the Acquisition.  In addition to the Financing, affiliates of Apollo, International Paper and certain members of our senior management contributed approximately $289 million of equity to our parent companies.  As used in this report, the term “Acquisition” means collectively, the Acquisition and the Financing.

In addition, we acquired the assets and certain liabilities of a hybrid poplar fiber farm (“Fiber Farm”) of International Paper as of August 1, 2006, for $10 million.

Included in this report are the financial statements of Verso Paper Corp. for the three-month and six-month periods ended June 30, 2008 and 2007.  In the opinion of management, the accompanying unaudited combined financial statements include all adjustments that are necessary for the fair presentation of Verso Paper Corp. financial position, results of operations, and cash flows for the interim periods presented.  Except as disclosed in the Notes to the unaudited combined financial statements, such adjustments are of a normal, recurring nature.  Results for the periods ended June 30, 2008 and 2007, may not necessarily be indicative of full-year results.  It is suggested that these financial statements be read in conjunction with the Company’s audited combined financial statements and notes thereto as of December 31, 2007, included in the Company’s final prospectus filed with the Securities and Exchange Commission on May 16, 2008, pursuant to Rule 424(b) under the Securities Act of 1933, as amended, in connection with its Registration Statement on Form S-1 (Registration No. 333-148201) (the “Prospectus”).

We operate, through our subsidiaries, in the following three segments: coated and supercalendared papers; hardwood market pulp; and other, consisting of specialty industrial paper.  The Company’s core business platform is as a producer of coated freesheet, coated groundwood, and uncoated supercalendered papers. These products serve customers in the catalog, magazine, inserts, and commercial print markets. The Company includes mills and related woodyards in Bucksport and Jay, Maine; Quinnesec, Michigan; and Sartell, Minnesota. The Company also includes an investment in an energy producing asset located at the Bucksport, Maine, facility and a hardwood plantation located near Alexandria, Minnesota.

2.  RECENT ACCOUNTING DEVELOPMENTS

Derivatives and Hedging Activities—In March 2008, the Financial Accounting Standards Board, or FASB, issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities. SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. Since SFAS No. 161 only addresses disclosure requirements, the adoption of SFAS No. 161 will have no impact on our consolidated results of operations or consolidated financial position.

Business Combinations—In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations. SFAS No. 141-R establishes principles and requirements for how an acquirer recognizes and measures identifiable assets acquired, liabilities assumed and noncontrolling interests; recognizes and measures goodwill acquired in a business combination or gain from a bargain purchase; and establishes disclosure requirements.  SFAS No. 141-R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  Early adoption is prohibited.  The Company will apply the provisions of SFAS No. 141-R to any future acquisitions.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51.  SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  This standard is effective, on a prospective basis, for fiscal years, and interim periods within those years, beginning on or after December 15, 2008.  The presentation and disclosure requirements for existing minority interests should be applied retrospectively for all periods presented.  Early adoption is prohibited.  The impact of adopting SFAS No. 160 is not expected to have a material impact on the Company’s consolidated results of operations or consolidated financial position.

Fair Value Option for Financial Assets and Financial Liabilities—In February 2007, the FASB issued SFAS No. 159, Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115, which permits an entity to measure certain financial assets and financial liabilities at fair value.  The Statement’s objective is to improve financial reporting by allowing entities to mitigate volatility in reported earnings caused by the measurement of related assets and liabilities using different attributes, without having to apply complex hedge accounting provisions.  The Statement was effective as of the beginning of an entity’s fiscal year beginning after November 15, 2007.  The adoption of SFAS No. 159 did not have a material impact on the Company’s consolidated results of operations or consolidated financial position.

Fair Value Measurements—In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 does not address “what” to measure at fair value; instead, it addresses “how” to measure fair value. SFAS No. 157 applies (with limited exceptions) to existing standards that require assets and liabilities to be measured at fair value. SFAS No. 157 establishes a fair value hierarchy, giving the highest priority to quoted prices in active markets and the lowest priority to unobservable data and requires new disclosures for assets and liabilities measured at fair value based on their level in the hierarchy. SFAS No. 157 was effective for financial statements issued for fiscal years beginning after November 15, 2007.  However, FSP 157-2, “Effective Date of FASB Statement No. 157,” delayed the implementation of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis, to years beginning after November 15, 2008.  The impact of adopting the initial provisions of SFAS No. 157 did not have a material impact on the Company’s consolidated results of operations or consolidated financial position.  The impact of adopting the remaining provisions of SFAS No. 157 is not expected to have a material impact on the Company’s consolidated results of operations or consolidated financial position.

Sales, Use and Excise Taxes—In June 2006, the FASB ratified the consensuses reached by the Emerging Issues Task Force in Issue No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should be Presented in the Income Statement (That is, Gross Versus Net Presentation). Issue No. 06-3 requires disclosure of an entity’s accounting policy regarding the presentation of taxes assessed by a governmental authority that are directly imposed on a revenue-producing transaction between a seller and a customer, including sales, use, value added and some excise taxes. The Company presents such taxes on a net basis (excluded from revenues and costs). The adoption of Issue No. 06-3 in 2007 had no impact on the Company’s consolidated results of operations or consolidated financial position.

Accounting for Uncertainty in Income Taxes—In June 2006, the FASB issued Interpretation No. 48, (FIN 48) Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on description, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 was effective for fiscal years beginning after December 15, 2006. The Company applied the provisions of this interpretation beginning January 1, 2007.  The adoption of FIN 48 did not have a material impact on the Company’s consolidated results of operations or consolidated financial position.

3.  SUPPLEMENTAL FINANCIAL STATEMENT INFORMATION

Inventories by major category include the following:

	June 30,	December 31,
(In thousands of U.S. dollars)	2008	2007

Raw materials	$19,200	$19,918
Woodyard logs	4,771	3,209
Work-in-process	19,120	19,565
Finished goods	65,214	48,167
Replacement parts and other supplies	25,712	28,761
Inventories	$134,017	$119,620

On June 30, 2008, the Company had approximately $0.8 million of restricted cash reflected in Other assets related to an asset retirement obligation in the state of Michigan.  This cash deposit is required by the state and may only be used for the future closure of a landfill.  The following table presents an analysis related to the company’s asset retirement obligations included in Other liabilities in the accompanying condensed consolidated and combined balance sheets:

	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,
(In thousands of U.S. dollars)	2008	2007

Asset retirement obligations, January 1	$11,614	$11,855
New liabilities	1,091	310
Accretion expense	285	295
Settlement of existing liabilities	(385)	(81)
Adjustment to existing liabilities	2,273	104

Asset retirement obligations, June 30	$14,878	$12,483

Depreciation expense was $32.8 million and $63.3 million for the three-month and six-month periods ended June 30, 2008, compared to $29.6 million and $58.9 million for the three-month and six-month periods ended June 30, 2007, respectively.

4.  INTANGIBLES & OTHER ASSETS

Intangibles and other assets consist of the following:

	June 30,	December 31,
(In thousands of U.S. dollars)	2008	2007

Amortizable intangible assets:
Customer relationships - net of accumulated amortization of $2.5 million and
$1.8 million, respectively	$10,745	$11,470
Patents - net of accumulated amortization of $0.22 million and $0.16 million,
respectively	927	985
Total amortizable intangible assets	11,672	12,455

Unamortizable intangible assets:
Trademarks	21,473	21,473

Other assets:
Financing costs-net of accumulated amortization of $11.2 million and
$9.0 million, respectively	36,475	43,410
Deferred major repair	11,003	5,328
Deferred software cost-net of accumulated amortization of $2.2 million
and $1.3 million, respectively	3,423	3,765
Replacement parts-net	6,487	4,932
Other	15,803	6,422
Total other assets	73,191	63,857

Intangibles and other assets	$106,336	$97,785

Amortization of intangible assets reflected in depreciation, amortization, and depletion expense was $0.4 million and $0.8 million for the three-month and six-month periods ended June 30, 2008, compared to $0.1 million and $0.3 million for the three-month and six-month periods ended June 30, 2007, respectively.

Estimated amortization expense of intangibles for the remainder of 2008 is expected to be $0.8 million and is expected to be approximately $1.4 million, $1.3 million, $1.1 million and $0.9 million for the twelve-month periods of 2009, 2010, 2011 and 2012, respectively.

Software cost incurred as part of a major systems project was capitalized and is being amortized over its anticipated useful life of approximately three years.  Amortization of software reflected in depreciation, amortization, and depletion expense was $0.4 million and $0.8 million for the three-month and six-month periods ended June 30, 2008, compared to $0.2 million and $0.4 million for the three-month and six-month periods ended June 30, 2007, respectively.

5.  LONG-TERM DEBT

A summary of long-term debt is as follows:

			June 30,	December 31,
(In thousands of U.S. dollars)	Maturity	Rate	2008	2007

Fiber Farm Term Loan	8/1/2010	LIBOR + 3.00%	$-	$10,000
First Priority Term Loan B	8/1/2013	LIBOR + 1.75%	255,013	256,438
Second Priority Senior Secured Notes - Fixed	8/1/2014	9.13%	350,000	350,000
Second Priority Senior Secured Notes - Floating	8/1/2014	LIBOR + 3.75%	250,000	250,000
Senior Subordinated Notes	8/1/2016	11.38%	300,000	300,000
Senior Unsecured Term Loan	2/1/2013	LIBOR + 6.25%	112,000	250,000

			1,267,013	1,416,438
Less current maturities			(2,850)	(2,850)
Long-term debt			$1,264,163	$1,413,588

Interest expense was $29.6 million while $16.7 million of interest was paid during second quarter 2008.  Interest expense was $62.1 million while $67.8 million of interest was paid during the six months ended June 30, 2008.  Interest expense was $35.0 million while $18.0 million of interest was paid during second quarter 2007.  Interest expense was $67.2 million while $62.3 million of interest was paid during the six months ended June 30, 2007.

Amortization of debt issuance costs, included in interest expense in the accompanying condensed consolidated and combined statements of operations, was $5.2 million and $6.9 million for the three-month and six-month periods ended June 30, 2008, respectively.  These amounts include the write-off of $3.6 million of debt issuance costs related to the prepayment of $148 million of long-term debt of Verso Paper Finance Holdings LLC and Verso Fiber Farm LLC, discussed below.  Amortization of debt issuance costs was $1.6 million and $3.2 million for the three-month and six-month periods ended June 30, 2007, respectively.

In January 2007, Verso Paper Finance Holdings LLC entered into a $250 million senior unsecured floating-rate term loan facility with a maturity of six years.  The proceeds of the loan were used for a distribution to equity holders and to pay related fees and expenses.  In May 2008, Verso Paper Corp. used a portion of the net proceeds from an initial public offering of 14 million shares of its common stock at an offering price of $12.00 per share to repay $138 million of the outstanding principal of this loan, and the 1.0% prepayment penalty related thereto.  The loan allows the borrower to pay interest in cash or in-kind through the accumulation of the outstanding principal amount.  Verso Paper Finance Holdings LLC has no independent operations; consequently, all cash flows used to service the remaining debt obligation will need to be received via a distribution from Verso Paper Holdings LLC.  Verso Paper Holdings LLC paid distributions of $6.9 million in second quarter 2008 and $14.0 million for the six months ended June 30, 2008.  Additionally, Verso Paper Holdings LLC paid distributions of $7.3 million in second quarter 2007.  Verso Paper Holdings LLC has no obligation to issue distributions to Verso Paper Finance Holdings LLC.

The net proceeds of the initial public offering were also used to repay Verso Fiber Farm LLC’s $10.0 million senior secured term loan and $4.1 million of short-term borrowings that were outstanding under a $5.0 million revolving credit facility.

The Company is structured as a holding company and substantially all of its assets are held by its subsidiaries. Consequently, the Company’s subsidiaries conduct all of its consolidated operations and own substantially all of its operating assets. The terms of the senior secured credit facilities and the indentures governing the outstanding notes of the Company’s subsidiaries significantly restrict its subsidiaries from paying dividends and otherwise transferring assets to the Company. Although the terms of the debt agreements do not restrict the Company’s operating subsidiaries from obtaining funds from their respective subsidiaries to fund their operations and payments on indebtedness, the debt agreements may not permit them to provide the Company with sufficient dividends, distributions or loans to fund the Company’s obligations or pay dividends to its stockholders.

6.  RETIREMENT PLANS

The Company maintains a defined benefit pension plan that provides retirement benefits to hourly employees in Jay, Bucksport and Sartell.  The plan provides defined benefits based on years of credited service times a specified flat dollar benefit rate.

The Company makes contributions that are sufficient to fully fund its actuarially determined costs, generally equal to the minimum amounts required by the Employee Retirement Income Security Act (ERISA).  In second quarter 2008, the Company made contributions of $2.1 million attributable to the 2008 plan year.  For the six months, contributions totaled $3.7 million, with $2.2 million attributable to the 2008 plan year and $1.5 million attributable to the 2007 plan year.  The Company currently expects to make additional contributions of $7.8 million with $6.3 million related to the 2008 plan year and $1.5 million related to the 2007 plan year.

The following table summarizes the components of net periodic expense:

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
(In thousands of U.S. dollars)	2008	2007	2008	2007

Components of net periodic pension cost:
Service cost	$1,319	$1,253	$2,638	$2,506
Interest cost	251	149	501	298
Amortization of prior service cost	218	196	436	392

Net periodic pension cost	$1,788	$1,598	$3,575	$3,196

7.  MANAGEMENT EQUITY AWARDS

Simultaneously with the consummation of the initial public offering of common stock of Verso Paper Corp. (the “IPO”), the limited partnership agreement of Verso Paper Corp.’s parent, Verso Paper Management LP (the “Partnership”), was amended to, among other things, change its equity structure from multiple classes of units representing limited partner interests in the Partnership to a single class of units representing such interests.  The conversion from the prior multiple-class unit structure (referred to herein as "Legacy Units") to a new single class of units was designed to correlate the equity structure of the Partnership with the post-IPO equity structure of Verso Paper Corp.

As part of the amendment of the limited partnership agreement of the Partnership, the Legacy Class C Units of the Partnership previously granted to certain members of our management became vested immediately.  Prior to the amendment, the Legacy Class C Units were to vest only if certain performance targets were met.  As a result of the accelerated vesting of the Legacy Class C Units, the Company recognized $10.8 million of additional equity compensation expense.

Certain members of our management have been granted Legacy Class B Units, which vest over a five-year period at the rate of 20% per year on each anniversary of the grant date.  Our directors have been granted Legacy Class D Units, which were vested upon grant.

The fair value of the Legacy Class B Units granted to management and the Legacy Class D Units granted to directors in 2008 and 2007 was approximately $0.1 million and $0.6 million, respectively.  Equity award expense for the three-month and six-month periods ended June 30, 2008, was $10.9 million and $11.0 million, respectively, which includes the $10.8 million related to the vesting of the Legacy Class C Units.  Equity award expense was $0.1 million and $0.5 million for the three-month and six-month periods ended June 30, 2007, respectively.

As of June 30, 2008, there was approximately $0.8 million of unrecognized compensation cost related to unvested Legacy Class B Units. This cost is expected to be recognized over a weighted-average period of approximately 1.5 years.

The Company estimates the fair value of management equity awards using the Black-Scholes valuation model.  Key input assumptions applied under the Black-Scholes option pricing model are as follows:  expected term of five years, volatility rate of 36.65% based on industry historical volatility rate, no expected dividends and average risk free rates of 3.0% in 2008, 4.2% to 4.7% in 2007.

Assumptions applied under the Black-Scholes option pricing model for the Legacy Class C Units are as follows:  expected term of one year, volatility rate of 36.65% based on industry historical volatility rate, expected dividend rate of 1%, and average risk free rate of 2.0%.

8.  RELATED PARTY TRANSACTIONS

In conjunction with the Acquisition, we entered into a transition service agreement with International Paper whereby International Paper agreed to continue to provide certain services specified in the agreement that are necessary for us to run as a stand-alone business. The charges for six-months ended June 30, 2008, were $0.2 million, compared to $1.9 million and $4.1 million for the three-month and six-month periods ended June 30, 2007, respectively.  As of September 30, 2007, we substantially discontinued the usage of services under this agreement.

The Company had net sales to International Paper of $44.5 million and $80.6 million for the three-month and six-month periods ended June 30, 2008, compared to $37.3 million and $70.7 million for the three-month and six-month periods ended June 30, 2007, respectively.  The Company had purchases included in cost of products sold from International Paper of $3.2 million and $4.3 million for the three-month and six-month periods ended June 30, 2008, compared to $1.3 million and $3.3 million for the three-month and six-month periods ended June 30, 2007, respectively.

Subsequent to the Acquisition, we entered into a management agreement with Apollo relating to the provision of certain financial and strategic advisory services and consulting services.  Management fees to Apollo for these services were $1.4 million for the six-month period ended June 30, 2007.  Upon consummation of the IPO, Apollo terminated the annual fee arrangement under the management agreement for its consulting and advisory services, in exchange for a one-time fee corresponding to the present value of all future annual fee payments pursuant to the terms of the management agreement.  The amount of this one-time fee was $23.1 million.  Although the annual fee arrangement was terminated in connection with the IPO, the management agreement remains in effect and will expire on August 1, 2018.

In January 2007, Verso Paper Finance Holdings LLC entered into a $250 million senior unsecured floating-rate term loan facility with a maturity of six years.  The proceeds of the loan were used for a distribution to equity holders and to pay related fees and expenses.  In May 2008, Verso Paper Corp. used a portion of the net proceeds from its IPO to repay $138 million of the outstanding principal of this loan and a 1.0% prepayment penalty related thereto.  The loan agreement allows the borrower to pay interest in cash or in-kind through the accumulation of the outstanding principal amount.  Verso Paper Finance Holdings LLC has no independent operations; consequently, all cash flows used to service the remaining debt obligation will need to be received via a distribution from Verso Paper Holdings LLC.  Verso Paper Holdings LLC paid distributions of $6.9 million in second quarter 2008 and $14.0 million for the six months ended June 30, 2008.  Additionally, Verso Paper Holdings LLC paid distributions of $7.3 million in second quarter 2007.  Verso Paper Holdings LLC has no obligation to make distributions to Verso Paper Finance Holdings LLC.

9. RESTRUCTURING AND OTHER CHARGES

Restructuring and other charges are comprised of transition and other non-recurring costs associated with the acquisition and carve out of our operations from those of International Paper; including costs of a transition service agreement with International Paper, technology migration costs, consulting and legal fees, and other one-time costs related to us operating as a stand-alone business. The charges for the three-month and six-month periods ended June 30, 2008, were $23.7 million and $25.4 million, compared to $7.0 million and $12.3 million for the three-month and six-month periods ended June 30, 2007, respectively.  The charges in 2008 included the one-time fee of $23.1 million to terminate the annual fee arrangement under the management agreement with Apollo, and $0.2 million of transition service agreement costs.  In 2007, restructuring and other charges included $1.9 million and $4.1 million of transition service agreement costs for the three-month and six-month periods ended June 30, respectively.  As of September 30, 2007, we substantially discontinued the usage of services under this agreement.

10. COMMITMENTS AND CONTINGENCIES

Contingencies— On August 6, 2008, we filed a declaratory judgment suit in the United States District Court for the Eastern District of Wisconsin against NewPage Corporation and NewPage Wisconsin System Inc., in response to a patent infringement claim recently asserted by NewPage regarding certain of our coated paper products.  Our action seeks a ruling that our coated paper products do not infringe the NewPage patent and that the NewPage patent is invalid.  While no assurances can be given regarding the outcome, if the outcome of this matter is unfavorable, our business, financial condition, results of operations and cash flows could be materially adversely affected.

Contingent liabilities arise in the ordinary course of business, including those related to litigation. Various claims are pending against the Company and its subsidiaries. Although the Company cannot predict the outcome of these claims, after consulting with counsel, management is of the opinion that when resolved, these claims, except as noted in the foregoing paragraph, will not have a material adverse effect on our business, financial condition, results of operations and cash flows.

In connection with the Acquisition, we assumed a twelve-year supply agreement with Thilmany LLC for the products produced from our paper machine No. 5 at the Jay mill.  This agreement requires Thilmany to pay us a variable charge for the paper purchased and a fixed charge for the availability of the No. 5 paper machine.  We are responsible for the No. 5 machine’s routine maintenance and Thilmany is responsible for any capital expenditures specific to the machine.  As defined in the agreement, Thilmany has the right to terminate the agreement if certain events occur.

The Company has a joint ownership interest with Bucksport Energy LLC, an unrelated third party, in a cogeneration power plant producing steam and electricity.  The plant was built in 2000 by the two parties and is located in Bucksport, Maine.  Each owner, Verso Bucksport LLC and Bucksport Energy LLC, owns its proportional share of the assets.  The plant supports the Bucksport paper mill.  The mill owns 28% of the steam and electricity produced by the plant.  The mill may purchase its remaining electrical needs from the plant at market rates.  The mill is obligated to purchase the remaining 72% of the steam output at fuel cost plus a contractually fixed fee per unit of steam.  Power generation and operating expenses are divided on the same basis as ownership.  The Bucksport mill has cash which is restricted in its use and may be used only to fund the ongoing energy operations of this investment.  Approximately $0.2 million of restricted cash is included in Other assets in the accompanying condensed consolidated balance sheet at June 30, 2008.

11.  INFORMATION BY INDUSTRY SEGMENT

The Company operates in three operating segments: coated and supercalendered papers; hardwood market pulp; and other, consisting of specialty industrial paper. The Company operates in one geographic segment, the United States. The Company’s core business platform is as a producer of coated freesheet, coated groundwood, and uncoated supercalendared papers. These products serve customers in the catalog, magazine, inserts, and commercial print markets.

The following table summarizes the industry segment data for the three-month and six-month periods ended June 30, 2008 and 2007:

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
(In thousands of U.S. dollars)	2008	2007	2008	2007

Net Sales:
Coated and supercalendered	$402,315	$326,110	$807,246	$640,872
Hardwood market pulp	38,735	36,663	77,842	72,710
Other	10,552	9,829	20,421	18,826
Total	$451,602	$372,602	$905,509	$732,408

Operating Income (Loss):
Coated and supercalendered	$(15,872)	$(13,060)	$5,502	$(20,877)
Hardwood market pulp	6,785	8,279	17,283	15,104
Other	(1,265)	(1,215)	(2,732)	(2,810)
Total	$(10,352)	$(5,996)	$20,053	$(8,583)

Depreciation and Amortization:
Coated and supercalendered	$29,696	$24,711	$56,466	$49,436
Hardwood market pulp	4,257	4,616	8,904	8,834
Other	746	710	1,517	1,369
Total	$34,699	$30,037	$66,887	$59,639

Capital Spending:
Coated and supercalendered	$23,487	$19,005	$32,895	$29,383
Hardwood market pulp	4,022	653	6,895	827
Other	1,305	840	1,840	1,312
Total	$28,814	$20,498	$41,630	$31,522

12.  DERIVATIVE INSTRUMENTS AND HEDGES

In the normal course of business, the Company utilizes derivatives contracts as part of its risk management strategy to manage our exposure to market fluctuations in energy prices and interest rates.  These instruments are subject to credit and market risks in excess of the amount recorded on the balance sheet in accordance with generally accepted accounting principles. Controls and monitoring procedures for these instruments have been established and are routinely reevaluated.  Credit risk represents the potential loss that may occur because a party to a transaction fails to perform according to the terms of the contract. The measure of credit exposure is the replacement cost of contracts with a positive fair value. The Company manages credit risk by entering into financial instrument transactions only through approved counterparties. Market risk represents the potential loss due to the decrease in the value of a financial instrument caused primarily by changes in commodity prices. The Company manages market risk by establishing and monitoring limits on the types and degree of risk that may be undertaken.

Derivative instruments are recorded on the balance sheet as other assets or other liabilities measured at fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters.  Where observable prices or inputs are not available, valuation models may be applied.  For a cash flow hedge accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” changes in the fair value of the derivative instrument, to the extent that it is effective, are recorded in accumulated other comprehensive income and subsequently reclassified to earnings as the hedged transaction impacts net income. Any ineffective portion of a cash flow hedge is recognized currently in earnings.  Cash flows from derivative contracts are reported as operating activities on the unaudited condensed consolidated and combined statements of cash flows.

The Company enters into short-term, fixed-price energy swaps as hedges designed to mitigate the risk of changes in commodity prices for future purchase commitments.  These fixed-price swaps involve the exchange of net cash settlements, based on changes in the price of the underlying commodity index compared to the fixed price offering, at specified intervals without the exchange of any underlying principal.  Effective November 1, 2007, the Company designated its energy hedging relationships as cash flow hedges under SFAS No. 133.  For the period of time these hedge relationships were not designated under SFAS No. 133, the swaps were measured at fair value with gains or losses included in current earnings.  Subsequent to designation, net gains or losses attributable to effective hedging are recorded in accumulated other comprehensive income, and the ineffective portion continues to be recognized in cost of products sold.

Net settlements on these swaps resulted in decreases of $3.3 million and $2.7 million to cost of products sold for the three-month and six-month periods ended June 30, 2008, respectively.  On June 30, 2008, the balance sheet impacts of these swaps were derivative assets of $6.8 million and derivative liabilities of $0.7 million.  Unrealized gains representing the ineffective portion of these hedges recognized in cost of products sold were $0.1 million in 2008.  In addition, net gains related to the effective portion of SFAS No. 133 hedges of $5.9 million were recorded in accumulated other comprehensive income on June 30, 2008.  Net gains included in other comprehensive income on June 30, 2008, are expected to be reclassified into cost of products sold in the same period when the hedged cash flows affect earnings and will decrease income or increase expense on the respective hedged cash flows. Assuming no change in open cash flow derivative hedge positions, the net gains are expected to be reclassified into earnings through September 2009.  For the quarter ended June 30, 2007, prior to the swaps being designated under SFAS No. 133, net losses of $1.5 million were recognized in cost of products sold.

In February 2008, the Company entered into a $250 million notional value receive-variable, pay-fixed interest rate swap in connection with the Company’s outstanding floating rate notes that mature in 2014.  The notes pay interest quarterly based on a three-month LIBOR.  The Company is hedging the cash flow exposure on its quarterly variable-rate interest payments due to changes in the benchmark interest rate (three-month LIBOR).  On June 30, 2008, the fair value of this swap was an unrealized gain of $2.2 million.  In addition, net gains of $2.1 million were recorded in accumulated other comprehensive income on June 30, 2008.  Net gains included in other comprehensive income on June 30, 2008, are expected to be reclassified into interest expense in the same period when the hedged cash flows affect earnings and will decrease or increase interest expense on the respective hedged cash flows.  Net gains reclassified from other comprehensive income decreased interest expense by $0.1 million and $0.3 million for the three-month and six-month periods ended June 30, 2008, respectively.  Net gains of approximately $0.8 million are expected to be reclassified from accumulated other comprehensive income into earnings within the next 12 months.

13.  FAIR VALUE OF FINANCIAL INSTRUMENTS

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  The Company adopted SFAS No. 157 as it relates to financial assets and liabilities as of January 1, 2008.  The FASB deferred the effective date of SFAS No. 157 as it relates to fair value measurement for nonfinancial assets and liabilities that are not remeasured at fair value on a recurring basis to years beginning after November 15, 2008.  The adoption of the initial provisions of SFAS No. 157 did not have a material impact on the Company’s financial statements.

The fair value framework requires the categorization of assets and liabilities into three levels based upon the assumptions used to value the assets or liabilities.  Level 1 provides the most reliable measure of fair value, whereas Level 3 generally requires significant management judgment.  The three levels are defined as follows:

▪  Level 1: Unadjusted quoted prices in active markets for identical assets or liabilities at the measurement date.
▪  Level 2: Observable inputs other than those included in Level 1.  For example, quoted prices for similar assets or liabilities in active markets or quoted prices for identical assets or liabilities in inactive markets.
▪  Level 3: Unobservable inputs reflecting management’s own assumption about the inputs used in pricing the asset or liability at the measurement date.

As of June 30, 2008, the fair values of our financial assets and liabilities are categorized as follows:

(In thousands of U.S. dollars)	Total	Level 1	Level 2	Level 3
ASSETS
Natural gas swaps (a)	$6,848	$-	$6,848	$-
Interest rate swaps (b)	2,192	-	2,192	-
Deferred compensation assets (a)	160	160	-	-

Total assets at fair value on June 30, 2008	$9,200	$160	$9,040	$-

LIABILITIES
Natural gas swaps (a)	$698	$-	$698	$-
Deferred compensation liabilities (a)	160	160	-	-

Total liabilities at fair value on June 30, 2008	$858	$160	$698	$-

(a) Based on observable market data.
(b) Based on observable inputs for the liability (interest rates and yield curves observable at specific intervals).

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are one of the leading North American suppliers of coated papers to catalog and magazine publishers.  Coated paper is used primarily in media and marketing applications, including catalogs, magazines, commercial printing applications, such as high-end advertising brochures, annual reports and direct mail advertising.  We are
North America’s second largest producer of coated groundwood paper, which is used primarily for catalogs and magazines.  We are also one of North America’s largest producers of coated freesheet paper, which is used primarily for upscale catalogs and magazines, annual reports, and magazine covers.  To complete our product offering to catalog and magazine customers, we have a strategic presence in supercalendered paper, which is primarily used for retail inserts due to its relatively low cost.  In addition, we produce and sell market pulp, which is used in the manufacture of printing and writing paper grades and tissue products.

Financial Summary

Verso Paper Corp.’s second quarter 2008 results reflect significant improvement over last year as net sales increased 21% driven by the favorable pricing environment and higher volumes.  Our weighted average paper prices have steadily increased since second quarter 2007, and we expect this trend to continue into the third quarter of 2008.

During the quarter, in addition to improved volumes and sales prices, our operations ran efficiently and generated cost improvements compared to last year.  These improvements were partially offset by several planned maintenance outages at our facilities during the second quarter, totaling 19,000 tons of downtime as well as significantly increased input prices for our key direct expenses related to energy, fiber, chemical and transportation.  In the face of some of these increases, our gross margin improved by almost 6% from last year’s second quarter results.

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
(In thousands of U.S. dollars)	2008	2007	2008	2007

Net sales	$451,602	$372,602	$905,509	$732,408

Costs and expenses:
Cost of products sold - exclusive of
depreciation and amortization	377,178	332,838	752,580	649,189
Depreciation and amortization	34,699	30,037	66,887	59,639
Selling, general and administrative expenses	26,359	8,753	40,553	19,920
Restructuring and other charges	23,718	6,970	25,436	12,243

Operating income (loss)	(10,352)	(5,996)	20,053	(8,583)

Interest income	(141)	(174)	(332)	(1,095)
Interest expense	34,496	36,384	68,212	70,131

Net loss	$(44,707)	$(42,206)	$(47,827)	$(77,619)

Results of operations – Comparison of Second Quarter 2008 to Second Quarter 2007

Net Sales.  Net sales for second quarter 2008 increased 21% to $451.6 million from $372.6 million in second quarter 2007.  The improvement was the result of a 1.9% increase in sales volume coupled with an 18.9% increase in average sales prices for second quarter 2008 compared to the same period in 2007.

Net sales for our coated and supercalendered papers segment increased 23% to $402.3 million in second quarter 2008 from $326.1 million in second quarter 2007.  The increase reflects a 3.8% increase in paper volumes and an 18.8% increase in average paper sales prices for second quarter 2008 compared to second quarter 2007.

Net sales for our market pulp segment were $38.8 million for second quarter 2008 compared to $36.7 million for the same period in 2007.  This increase was due to a 14.3% increase in average sales prices compared to second quarter 2007.  Partially offsetting this increase was a 7.6% decline in volume as internal consumption increased.

Net sales for our other segment were $10.5 million for second quarter 2008 compared to $9.8 million for second quarter 2007.  The improvement in second quarter 2008 reflects a 14.4% increase in average sales prices, partially offset by a 6.1% decrease in sales volume compared to second quarter 2007.

Cost of sales.  Cost of sales increased 13.5% to $411.9 million in second quarter 2008 compared to $362.9 million for the same period in 2007, primarily driven by higher input costs. Our gross margin, excluding depreciation and amortization, was 16.5% for second quarter 2008, compared to 10.7% for second quarter 2007.  This increase reflects the higher average sales prices during second quarter 2008.  Depreciation and amortization expense was $34.7 million in second quarter 2008 compared to $30.0 million in 2007.

Selling, general and administrative.  Selling, general and administrative expenses increased to $26.3 million in second quarter 2008 from $8.7 million for the same period in 2007, primarily reflecting a one-time charge of $10.8 million due to the accelerated vesting of the Legacy Class C Units in connection with the initial public offering of our common stock and a charge of $0.7 million related to unusual bad debt losses.

Interest expense.  Interest expense for second quarter 2008 was $34.5 million compared to $36.4 million for the same period in 2007.  On May 20, 2008, a portion of the proceeds from the initial public offering of our common stock were used to repay $148 million of principal outstanding on long-term debt of Verso Paper Finance Holdings LLC and Verso Fiber Farm LLC.  Included in 2008 interest expense, is a 1% prepayment penalty, totaling $1.4 million, related to the $138 million principal payment on the senior unsecured term loan of Verso Paper Finance Holdings LLC.  In addition, we recorded additional charges in interest expense of $3.6 million to write off the debt issuance costs related to the debt that was repaid.  The decline in interest expense was primarily due to lower interest rates on floating rate debt in second quarter 2008 compared to 2007 and the reduction in aggregate indebtedness.

Restructuring and other charges.  Restructuring and other charges for second quarter 2008 were $23.7 million compared to $7.0 million for second quarter 2007.  Restructuring and other charges are comprised of transition and other non-recurring costs associated with the acquisition and carve out of our operations from those of International Paper; including costs of a transition service agreement with International Paper, technology migration costs, consulting and legal fees, and other one-time costs related to us operating as a stand-alone business. Subsequent to the Acquisition, we entered into a management agreement with Apollo relating to the provision of certain financial and strategic advisory services and consulting services.  Upon consummation of our initial public offering, Apollo terminated the annual fee arrangement for its consulting and advisory services pursuant to the terms of the management agreement for a one-time fee of $23.1 million.  The charges in second quarter 2008 reflect a final accrual of $22.5 million for this one-time fee.  The charges in 2007 included $1.9 million of transition service agreement costs and $0.7 million of charges under the management agreement.

Results of Operations – Comparison of First Six Months of 2008 to First Six Months of 2007

Net Sales.  Net sales for the six months ended June 30, 2008, increased 24% to $905.5 million from $732.4 million for the six months ended June 30, 2007.  The increase was the result of a 15.8% increase in average sales price and a 6.8% increase in volume for the six months ended June 30, 2008, compared to the six months ended June 30, 2007.

Net sales for our papers segment increased 26% to $807.2 million for the six months ended June 30, 2008, from $640.9 million for the six months ended June 30, 2007.  The increase was due to higher paper sales prices, which increased 15.4% for the six months ended June 30, 2008, compared to paper prices for the six months ended June 30, 2007.  This was enhanced by a 9.2% increase in paper volumes over the comparable period.

Net sales for our market pulp segment were $77.9 million for the six months ended June 30, 2008, compared to $72.7 million for the six months ended June 30, 2007.  The increase was due to a 12.8% increase in price, which was partially offset by a 5.0% decrease in volume.  The decrease in volume was mainly due to our increase in internal consumption.

Net sales for our other segment were $20.4 million for the six months ended June 30, 2008, compared to $18.8 million for the six months ended June 30, 2007.   The increase was due to an 12.6% increase in sales price, which was partially offset by a 3.7% decrease in volume.

Cost of sales.  Cost of sales for the six months ended June 30, 2008, was $819.5 million, compared to $708.8 million for the six months ended June 30, 2007, an increase of 15.6%, driven by higher sales volume and increased input costs.  Our gross margin, excluding depreciation and amortization, was 16.9% for the six months ended June 30, 2008, compared to 11.4% for the same period in 2007.  This increase reflects the higher average sales prices for the six months ended June 30, 2008.  Depreciation and amortization expense for the six months ended June 30, 2008, was $66.9 million compared to $59.6 million for the six months ended June 30, 2007.

Selling, general and administrative.  Selling, general and administrative expenses were $41.7 million for the six months ended June 30, 2008 compared to $19.9 million for the same period in 2007, primarily reflecting a one-time charge of $10.8 million due to the accelerated vesting of the Legacy Class C units in connection with the initial public offering of our common stock and a charge of $0.7 million related to unusual bad debt losses.

Interest expense.  Interest expense for the first six months of 2008 was $68.2 million compared to $70.1 million for the same period in 2007.  On May 20, 2008, a portion of the proceeds from the initial public offering of our common stock were used to repay $148 million of principal outstanding on long-term debt of Verso Paper Finance Holdings LLC and Verso Paper Fiber Farm LLC.  Included in 2008 interest expense, is a 1% prepayment penalty, totaling $1.4 million, related to the $138 million principal payment on the senior unsecured term loan of Verso Paper Finance Holdings LLC.  In addition, we recorded additional charges in interest expense of $3.6 million to write off the debt issuance costs related to the debt that was repaid.  The decline in interest expense was primarily due to lower interest rates on floating rate debt in 2008 compared to 2007 and the reduction in aggregate indebtedness.

Restructuring and other charges.  Restructuring and other charges for the six months ended June 30, 2008 were $25.4 million compared to $12.3 million for the same period in 2007.  Restructuring and other charges are comprised of transition and other non-recurring costs associated with the acquisition and carve out of our operations from those of International Paper; including costs of a transition service agreement with International Paper, technology migration costs, consulting and legal fees, and other one-time costs related to us operating as a stand-alone business. Subsequent to the Acquisition, we entered into a management agreement with Apollo relating to the provision of certain financial and strategic advisory services and consulting services.  Upon consummation of our initial public offering, Apollo terminated the annual fee arrangement for its consulting and advisory services pursuant to the terms of the management agreement for a one-time fee of $23.1 million.  The charges in 2008 reflect this one-time fee and $0.2 million of transition service agreement costs.  The charges in 2007 included $4.1 million of transition service agreement costs and $1.4 million of charges under the management agreement.  As of September 30, 2007, we substantially discontinued the usage of services under this agreement.

Seasonality

We are exposed to fluctuations in quarterly net sales volumes and expenses due to seasonal factors.  These seasonal factors are common in the paper industry.  Typically, the first two quarters are our slowest quarters due to lower demand for coated paper during this period.  Our third quarter is generally our strongest quarter, reflecting an increase in printing related to end-of-year magazines, increased end-of-year direct mailings and holiday season catalogs.  Our working capital, including accounts receivable, generally peaks in the third quarter, while inventory generally peaks in the second quarter in anticipation of the third quarter season.  We expect our seasonality trends to continue for the foreseeable future.

Liquidity and Capital Resources

We rely primarily upon cash flow from operations and borrowings under our revolving credit facility to finance operations, capital expenditures and fluctuations in debt service requirements. We currently have $170 million of availability under our revolving credit facility, which is currently undrawn, after deducting for $30 million of standby letters of credit that we have issued.  On May 20, 2008, we used a portion of the proceeds from the initial public offering of our common stock to repay $148.0 million of principal outstanding on long-term debt, $4.1 million of short-term borrowings, $0.7 million accrued interest, and $1.4 million in an early prepayment penalty. We recorded additional charges to interest expense of $3.6 million to write off the debt issuance costs related to the debt that was repaid.  Our aggregate indebtedness on June 30, 2008, was $1,267 million.

We believe that our ability to manage cash flow and working capital levels, particularly inventory and accounts payable, will allow us to meet our current and future obligations, pay scheduled principal and interest payments, and provide funds for working capital, capital expenditures and other needs of the business for at least the next twelve months. However, no assurance can be given that this will be the case, and we may require additional debt or equity financing to meet our working capital requirements.

Net cash flows from operating activities. For the six months ended June 30, 2008, operating activities provided net cash of $31.8 million, compared to $39.0 million of net cash used during the six months ended June 30, 2007.  The increase in net cash provided in operating activities was primarily due to improved performance, with a net loss of $47.8 million in 2008 compared to a net loss of $77.6 million in 2007, working capital improvements, and positive non-cash adjustments related to depreciation and amortization expense, non-cash compensation expense and hedging transactions.

Net cash flows from investing activities. For the six-month periods ended June 30, 2008 and 2007, we used $41.5 million and $31.3 million, respectively, of net cash in investing activities due to investments in capital expenditures.

Net cash flows from financing activities. For the six months ended June 30, 2008, our financing activities used net cash of $0.5 million, which reflected $152.1 million in proceeds from the issuance of common stock net of $152.6 million principal payments on debt.  This compares to $0.3 million of net cash used during the six months ended June 30, 2007, reflecting net debt proceeds of $241.8 million less equity distributions of $242.1 million.

The Company entered into senior secured credit facilities on August 1, 2006, consisting of:

•	a $285 million term loan facility, with a maturity of seven years, which was fully drawn on August 1, 2006;
•	a $200 million revolving credit facility with a maturity of six years. No amounts were outstanding as of June 30, 2008. Letters of credit of $30.1 million were issued as of June 30, 2008.

The senior secured credit facilities are secured by first priority pledges of all the equity interests owned by us in our subsidiaries. These senior secured credit facilities are also secured by first priority interests in, and mortgages on, substantially all tangible and intangible assets and each of our direct and indirect subsidiaries.  The term loan facility bears interest at a rate equal to LIBOR plus 1.75% and the interest rate was 4.4% at June 30, 2008.

On August 1, 2006, the Company completed an offering of $350 million in aggregate principal amount of 9⅛% second-priority senior secured fixed rate notes due 2014, $250 million in aggregate principal amount of second-priority senior secured floating rate notes due 2014, and $300 million in aggregate principal amount of 11⅜% senior subordinated notes due 2016. The floating rate notes bear interest at a rate equal to LIBOR plus 3.75% and the interest rate was 6.6% at June 30, 2008.  The proceeds of the offerings were used to finance the Acquisition and to pay related fees and expenses.  The second-priority senior secured notes have the benefit of second-priority security interest in the collateral securing the senior secured credit facilities.  The fixed rate notes pay interest semi-annually and the variable portion pays interest quarterly.  The senior subordinated notes are unsecured and pay interest semi-annually.

The senior secured credit facilities contain various restrictive covenants. They prohibit us from prepaying other indebtedness and require us to maintain a maximum consolidated first lien leverage ratio. In addition, the senior secured credit facilities, among other things, limit our ability to incur indebtedness or liens, make investments or declare or pay any dividends. The indentures governing the second-priority senior secured notes and the senior subordinated notes limit our ability to, among other things, (i) incur additional indebtedness; (ii) pay dividends or make other distributions or repurchase or redeem our stock; (iii) make investments; (iv) sell assets, including capital stock of restricted subsidiaries; (v) enter into agreements restricting our subsidiaries’ ability to pay dividends; (vi) consolidate, merge, sell or otherwise dispose of all or substantially all of our assets; (vii) enter into transactions with our affiliates; and (viii) incur liens.

In January 2007, Verso Paper Finance Holdings LLC entered into a $250 million senior unsecured floating-rate term loan facility with a maturity of six years.  The proceeds of the loan were used for a distribution to equity holders and to pay related fees and expenses.  In May 2008, Verso Paper Corp. used a portion of the net proceeds from an initial public offering of 14 million shares of its common stock at an offering price of $12.00 per share to repay $138 million of the outstanding principal of this loan, and the 1.0% prepayment penalty related thereto.  The senior unsecured term loan facility bears interest at a rate equal to LIBOR plus 6.25% and the interest rate at June 30, 2008 was 8.7%.  The loan allows the borrower to pay interest in cash or in-kind through the accumulation of the outstanding principal amount.  Verso Paper Finance Holdings LLC has no independent operations; consequently, all cash flows used to service the remaining debt obligation will need to be received via a distribution from Verso Paper Holdings LLC.  Verso Paper Holdings LLC paid distributions of $6.9 million in second quarter 2008 and $14.0 million for the six months ended June 30, 2008.  Additionally, Verso Paper Holdings LLC paid distributions of $7.3 million in second quarter 2007.  Verso Paper Holdings LLC has no obligation to issue distributions to Verso Paper Finance Holdings LLC.

Our subsidiary, Verso Fiber Farm LLC, entered into senior secured credit facilities on August 1, 2006, consisting of:

•	a $10 million term loan with a maturity of four years, which was fully drawn on August 1, 2006; and
•	a $5 million revolving credit facility with a maturity of four years.

The net proceeds of the initial public offering were also used to repay Verso Fiber Farm LLC’s $10.0 million senior secured term loan and $4.1 million of short-term borrowings that were outstanding under the $5.0 million revolving credit facility.  Thus, the fiber farm has no independent and outstanding debt following the initial public offering.

Critical Accounting Policies

The Company’s accounting policies are fundamental to understanding management’s discussion and analysis of results of operations and financial condition. The condensed consolidated and combined financial statements of the Company are prepared in conformity with accounting principles generally accepted in the United States of America and follow general practices within the industries in which it operates. The preparation of the financial statements requires management to make certain judgments and assumptions in determining accounting estimates. Accounting estimates are considered critical if the estimate requires management to make assumptions about matters that were highly uncertain at the time the accounting estimate was made, and different estimates reasonably could have been used in the current period, or changes in the accounting estimate are reasonably likely to occur from period to period, that would have a material impact on the presentation of the Company’s financial condition, changes in financial condition or results of operations.

Management believes the following critical accounting policies are both important to the portrayal of the company’s financial condition and results of operations and require subjective or complex judgments. These judgments about critical accounting estimates are based on information available as of the date of the financial statements.

Accounting policies whose application may have a significant effect on the reported results of operations and financial position, and that can require judgments by management that affect their application, include SFAS No. 5, Accounting for Contingencies, SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, SFAS No. 142, Goodwill and Other Intangible Assets, SFAS No. 87, Employers’ Accounting for Pensions, and SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.

Impairment of long-lived assets and goodwill.  Long-lived assets are reviewed for impairment upon the occurrence of events or changes in circumstances that indicate that the carrying value of the assets may not be recoverable, as measured by comparing their net book value to the estimated undiscounted future cash flows generated by their use.

Goodwill and other intangible assets are accounted for in accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.  Intangible assets primarily consist of trademarks, customer-related intangible assets and patents obtained through business acquisitions.  Impairment is the condition that exists when the carrying amount of goodwill exceeds its implied fair value.  The impairment evaluation of the carrying amount of goodwill and other intangible assets with indefinite lives is conducted annually or more frequently if events or changes in circumstances indicate that an asset might be impaired.  Goodwill is evaluated at the reporting unit level.  Goodwill has been allocated to the “Coated” segment.

The evaluation for impairment is performed by comparing the carrying amount of these assets to their estimated fair value.  If impairment is indicated, then an impairment charge is recorded to reduce the asset to its estimated fair value.  The estimated fair value is generally determined on the basis of discounted future cash flows.  Management believes the accounting estimates associated with determining fair value as part of the impairment test is a "critical accounting estimate" because estimates and assumptions are made about the Company’s future performance and cash flows. While management uses the best information available to estimate future performance and cash flows, future adjustments to management’s projections may be necessary if economic conditions differ substantially from the assumptions used in making the estimates.

Pension and Postretirement Benefit Obligations. The Company offers various pension plans to employees.  The calculation of the obligations and related expenses under these plans requires the use of actuarial valuation methods and assumptions, including the expected long-term rate of return on plan assets, discount rates, projected future compensation increases, health care cost trend rates and mortality rates.  Actuarial valuations and assumptions used in the determination of future values of plan assets and liabilities are subject to management judgment and may differ significantly if different assumptions are used.

Contingent liabilities.   A liability is contingent if the amount or outcome is not presently known, but may become known in the future as a result of the occurrence of some uncertain future event. The Company estimates its contingent liabilities based on management’s estimates about the probability of outcomes and their ability to estimate the range of exposure. Accounting standards require that a liability be recorded if management determines that it is probable that a loss has occurred and the loss can be reasonably estimated. In addition, it must be probable that the loss will be confirmed by some future event. As part of the estimation process, management is required to make assumptions about matters that are by their nature highly uncertain.

The assessment of contingent liabilities, including legal contingencies, asset retirement obligations and environ-mental costs and obligations, involves the use of critical estimates, assumptions and judgments. Management’s estimates are based on their belief that future events will validate the current assumptions regarding the ultimate outcome of these exposures. However, there can be no assurance that future events will not differ from management’s assessments.

Accounting changes

Derivatives and Hedging Activities—In March 2008, the Financial Accounting Standards Board, or FASB, issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities. SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. Since SFAS No. 161 only addresses disclosure requirements, the adoption of SFAS No. 161 will have no impact on our combined results of operations or combined financial position.

Business Combinations—In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations. SFAS No. 141-R establishes principles and requirements for how an acquirer recognizes and measures identifiable assets acquired, liabilities assumed and noncontrolling interests; recognizes and measures goodwill acquired in a business combination or gain from a bargain purchase; and establishes disclosure requirements.  SFAS No. 141-R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  Early adoption is prohibited.  The Company will apply the provisions of SFAS No. 141-R to any future acquisitions.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51.  SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  This standard is effective, on a prospective basis, for fiscal years, and interim periods within those years, beginning on or after December 15, 2008.  The presentation and disclosure requirements for existing minority interests should be applied retrospectively for all periods presented.  Early adoption is prohibited.  The impact of adopting SFAS No. 160 is not expected to have a material impact on the Company’s consolidated results of operations or consolidated financial position.

Fair Value Measurements—In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 does not address “what” to measure at fair value; instead, it addresses “how” to measure fair value. SFAS No. 157 applies (with limited exceptions) to existing standards that require assets and liabilities to be measured at fair value. SFAS No. 157 establishes a fair value hierarchy, giving the highest priority to quoted prices in active markets and the lowest priority to unobservable data and requires new disclosures for assets and liabilities measured at fair value based on their level in the hierarchy. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007.  However, FSP 157-2, “Effective Date of FASB Statement No. 157,” delayed the implementation of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis, to years beginning after November 15, 2008.  The impact of adopting the initial provisions of SFAS No. 157 did not have a material impact on the Company’s consolidated results of operations or consolidated financial position.  The impact of adopting the remaining provisions of SFAS No. 157 is not expected to have a material impact on the Company’s consolidated results of operations or consolidated financial position.

Forward-Looking and Cautionary Statements

Certain statements in this quarterly report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. In addition, the management of Verso Paper Corp. may from time to time make oral forward-looking statements. Forward-looking statements may be identified by the words “believe,” “expect,” “anticipate,” “project,” “plan,” “estimate,” “intend” and similar expressions. The forward-looking statements reflect our current views with respect to future events and are based on our currently available financial, economic and competitive data and on current business plans. Actual results could vary materially depending on risks and uncertainties that may affect the Company’s operations, markets, services, prices and other factors. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to: economic factors such as an interruption in the supply of or increased pricing of raw materials, competitive factors such as pricing actions by our competitors that could affect our operating margins, and regulatory factors such as changes in governmental regulations involving our products that lead to environmental and legal matters and the other risks and uncertainties described in Item 3 of Part I of this report and under the caption "Risk Factors" in the Prospectus.

Covenant Compliance

Certain covenants contained in the credit agreement governing our subsidiaries' senior secured credit facilities and the indentures governing their outstanding notes (i) require the maintenance of a net first lien secured debt to Adjusted EBITDA ratio (as defined below) of 3.25 to 1.0 and (ii) restrict our ability to take certain actions such as incurring additional debt or making acquisitions if we are unable to meet defined Adjusted EBITDA to Fixed Charges (as defined below) and net senior secured debt to Adjusted EBITDA ratios. The covenants restricting our ability to incur additional indebtedness and make future acquisitions require a ratio of Adjusted EBITDA to Fixed Charges of 2.0 to 1.0 and a net senior secured debt to Adjusted EBITDA ratio of 6.0 to 1.0, in each case measured on a trailing four-quarter basis.  Although we do not expect to violate any of the provisions in the agreements governing our outstanding indebtedness, these covenants can result in limiting our long-term growth prospects by hindering our ability to incur future indebtedness or grow through acquisitions.

Fixed Charges, or cash interest expense, represents consolidated interest expense excluding the amortization or write-off of deferred financing costs. Adjusted EBITDA is EBITDA further adjusted to exclude unusual items and other pro forma adjustments permitted in calculating covenant compliance in the indentures governing our outstanding notes to test the permissibility of certain types of transactions. We believe that the inclusion of the supplemental adjustments applied in calculating Adjusted EBITDA are appropriate to provide additional information to investors to demonstrate our compliance with our financial covenants and assess our ability to incur additional indebtedness in the future. However, Adjusted EBITDA is not a measurement of financial performance under U.S. GAAP, and Adjusted EBITDA may not be comparable to similarly titled measures of other companies. You should not consider our Adjusted EBITDA as an alternative to operating or net income, determined in accordance with U.S. GAAP, as an indicator of our operating performance, or as an alternative to cash flows from operating activities, determined in accordance with U.S. GAAP, as an indicator of our cash flows or as a measure of liquidity.

The following table reconciles cash flow from operating activities to EBITDA and Adjusted EBITDA for the periods presented:

	Six Months	Year	Six Months	Twelve Months
	Ended	Ended	Ended	Ended
	June 30,	December 31,	June 30,	June 30,
(in millions of U.S. dollars)	2007	2007	2008	2008

Cash flow from operating activities	$(39.0)	$15.0	$31.8	$85.8
Amortization of debt issuance costs	(3.3)	(6.7)	(6.9)	(10.3)
Interest income	(1.1)	(1.5)	(0.3)	(0.7)
Interest expense	70.1	143.0	68.2	141.1
Loss on disposal of fixed assets	-	(1.0)	-	(1.0)
Other, net	(0.9)	1.5	(20.7)	(18.3)
Changes in assets and liabilities, net	24.9	2.9	14.9	(7.1)
EBITDA	50.7	153.2	87.0	189.5
Restructuring, severance and other (1)	12.3	19.4	25.4	32.5
Non-cash compensation/benefits (2)	0.5	0.6	11.0	11.1
Other items, net (3)	0.1	8.0	1.5	9.4
Adjusted EBITDA	$63.6	$181.2	$124.9	$242.5

As adjusted cash interest expense (4)	$60.0	$121.2	$54.6	$115.8
Adjusted EBITDA to cash interest expense				2.1
Net senior secured debt to Adjusted EBITDA				3.3
Net first-lien secured debt to Adjusted EBITDA				0.9

(1)	Includes restructuring and severance as per our financial statements. Restructuring includes transition and other non-recurring costs associated with the Acquisition.
(2)	Represents amortization of non-cash incentive compensation, including $10.8 million in second quarter 2008 related to the Legacy
	Class C Units which vested simultaneously with the initial public offering.
(3)	Represents earnings adjustments for legal and consulting fees, and other miscellaneous non-recurring items.
(4)
As adjusted cash interest expense reflects a decrease in cash interest expense for the twelve months ended June 30, 2008 equal to $16.2 million as a result of the repayment of $138.0 million of the senior unsecured term loan facility of our subsidiary, Verso Paper Finance Holdings LLC, and the repayment of the outstanding $4.1 million under the revolving credit facility and $10.0 million senior secured term loan of our subsidiary, Verso Fiber Farm LLC, as if the repayment were consummated on April 1, 2007. Cash interest expense represents gross interest expense related to the debt, excluding amortization of debt issuance costs.

NOTE:	To construct financials for the twelve months ended June 30, 2008, amounts have been calculated by subtracting the data for
	the six months ended June 30, 2007, from the data for the year ended December 31, 2007, and then adding the six months ended June 30, 2008.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from fluctuations in our paper prices, interest rates and commodity prices for our inputs.

Paper prices—Our sales, which we report net of rebates, allowances and discounts, are a function of the number of tons of paper that we sell and the price at which we sell our paper. The coated paper industry is cyclical, which results in changes in both volume and price. Paper prices historically have been a function of macro-economic factors, which influences supply and demand. Price has historically been substantially more variable than volume and can change significantly over relatively short time periods.

We are primarily focused on serving two end-user segments: (i) catalogs and (ii) magazines. Coated paper demand is primarily driven by advertising and print media usage. Advertising spending and magazine and catalog circulation tend to be correlated with GDP in the United States and rise with a strong economy. The majority of our products are sold via contracts we maintain with our customers. Contracted sales are more prevalent for coated groundwood paper, as opposed to coated freesheet paper, which is more often sold without a contract. Our contracts generally specify the volumes to be sold to the customer over the contract term, as well as the pricing parameters for those sales. The large portion of contracted sales allows us to plan our production runs well in advance, optimizing production over our integrated mill system and thereby reducing costs and increasing overall efficiency.

We reach our end-users through several channels, including printers, brokers, paper merchants and direct sales to end-users. We sell and market our products to approximately 100 customers. In 2008, no single customer accounted for more than 10% of our total net sales.

Interest Rate Risk—We issued fixed- and floating-rate debt to finance the Acquisition in order to manage our variability to cash flows from interest rates. Borrowings under our senior secured credit facilities and our floating-rate notes accrue interest at variable rates, and a 100 basis point increase in quoted interest rates on our debt balances outstanding as of June 30, 2008, under our senior secured credit facilities and our floating-rate notes would increase our annual interest expense by $6.2 million. While we may enter into agreements limiting our exposure to higher interest rates, any such agreements may not offer complete protection from this risk.

Derivatives. In the normal course of business, we utilize derivatives contracts as part of our risk management strategy to manage our exposure to market fluctuations in energy prices and interest rates.  These instruments are subject to credit and market risks in excess of the amount recorded on the balance sheet in accordance with generally accepted accounting principles. Controls and monitoring procedures for these instruments have been established and are routinely reevaluated. We have an Energy Risk Management Policy adopted by the Executive Committee of our Board of Directors and monitored by an Energy Risk Management Committee, which is comprised of senior management. In addition, we have an Interest Rate Risk Committee which was formed to monitor our Interest Rate Risk Management Policy.  Credit risk represents the potential loss that may occur because a party to a transaction fails to perform according to the terms of the contract. The measure of credit exposure is the replacement cost of contracts with a positive fair value. We manage credit risk by entering into financial instrument transactions only through approved counterparties. Market risk represents the potential loss due to the decrease in the value of a financial instrument caused primarily by changes in commodity prices or interest rates. We manage market risk by establishing and monitoring limits on the types and degree of risk that may be undertaken.

We do not hedge the entire exposure of our operations from commodity price volatility for a variety of reasons. To the extent we do not hedge against commodity price volatility, our results of operations may be affected either favorably or unfavorably by a shift in the future price curve. As of June 30, 2008, we had net unrealized gains of $6.2 million on open commodity swaps with maturities of one to fifteen months. These fixed-price swaps involve the exchange of net cash settlements, based on changes in the price of the underlying commodity index compared to the fixed price offering, at specified intervals without the exchange of any underlying principal.  A 10% decrease in commodity prices would have a negative impact of approximately $4.6 million on the fair value of such instruments. This quantification of exposure to market risk does not take into account the offsetting impact of changes in prices on anticipated future energy purchases.

We entered into a $250 million notional value receive-variable, pay-fixed interest rate swap in connection with the Company’s outstanding floating rate notes that mature in 2014.  The Company is hedging the cash flow exposure on its quarterly variable-rate interest payments due to changes in the benchmark interest rate (three-month LIBOR).  On June 30, 2008, the fair value of this swap was an unrealized gain of $2.2 million.   A 10% decrease in interest rates would have a negative impact of approximately $1.4 million on the fair value of this instrument.

Commodity Price Risk—We are subject to changes in our cost of sales caused by movements underlying commodity prices. The principal components of our cost of sales are chemicals, wood, energy, labor, maintenance and depreciation and amortization. Costs for commodities, including chemicals, wood and energy, are the most variable component of our cost of sales because their prices can fluctuate substantially, sometimes within a relatively short period of time. In addition, our aggregate commodity purchases fluctuate based on the volume of paper that we produce.

Chemicals. Chemicals utilized in the manufacturing of coated papers include latex, starch, calcium carbonate, titanium dioxide and others. We purchase these chemicals from a variety of suppliers and are not dependent on any single supplier to satisfy our chemical needs. In the near term, we expect the rate of inflation for our total chemical costs to be lower than that experienced over the last two years. However, we expect imbalances in supply and demand will drive higher prices for certain chemicals such as starch and sodium chlorate.

Wood. Our costs to purchase wood are affected directly by market costs of wood in our regional markets and indirectly by the effect of higher fuel costs on logging and transportation of timber to our facilities. While we have in place fiber supply agreements that ensure a substantial portion of our wood requirements, purchases under these agreements are typically at market rates. In 2008, as we begin to utilize wood harvested from our 23,000-acre hybrid poplar fiber farm located near Alexandria, Minnesota, our ongoing wood costs should be positively impacted.

Energy. We produce a large portion of our energy requirements, historically producing approximately 50% of our energy needs for our coated paper mills from sources such as waste wood and paper, hydroelectric facilities, chemicals from our pulping process, our own steam recovery boilers and internal energy cogeneration facilities. Our external energy purchases vary across each of our mills and include fuel oil, natural gas, coal and electricity. While our internal energy production capacity mitigates the volatility of our overall energy expenditures, we expect prices for energy to remain volatile for the foreseeable future, and our energy costs will increase in a high energy cost environment.  As prices fluctuate, we have some ability to switch between certain energy sources in order to minimize costs.  We also utilize derivatives contracts as part of our risk management strategy to manage our exposure to market fluctuations in energy prices.

ITEM 4T.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934.  Our disclosure controls and procedures are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2008. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2008, our disclosure controls and procedures were effective to accomplish their objectives.

Our Chief Executive Officer and Chief Financial Officer do not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud.  The design of a control system must reflect the fact that there are resource constraints, and the benefit of controls must be considered relative to their cost.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that we have detected all of our control issues and all instances of fraud, if any.  The design of any system of controls also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving our stated goals under all potential future conditions.

Internal Control Over Financial Reporting

There were no changes in our internal control over financing reporting that occurred during the fiscal quarter ended June 30, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

On August 6, 2008, we filed a declaratory judgment suit in the United States District Court for the Eastern District of Wisconsin against NewPage Corporation and NewPage Wisconsin System Inc., in response to a patent infringement claim recently asserted by NewPage regarding certain of our coated paper products.  Our action seeks a ruling that our coated paper products do not infringe the NewPage patent and that the NewPage patent is invalid.  While no assurances can be given regarding the outcome, if the outcome of this matter is unfavorable, our business, financial condition, results of operations and cash flows could be materially adversely affected.

ITEM 1A.   RISK FACTORS

Not applicable.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 20, 2008, we completed our initial public offering of 14 million shares of common stock. Deutsche Bank Securities Inc., J.P. Morgan Securities Inc., Lehman Brothers Inc., Merrill Lynch, Pierce Fenner & Smith Incorporated, Morgan Stanley & Co. Incorporated and Utendahl Capital Partners, L.P. acted as co-managing underwriters of the offering.  The shares of common stock sold in the offering were registered under the Securities Act of 1933, as amended, on a registration statement on Form S-1 (Registration No. 333-148201) that was declared effective by the Securities and Exchange Commission on May 14, 2008 (the “Registration Statement”).  All shares of common stock registered under the Registration Statement were sold at a price to the public of $12.00 per share.  The offering terminated upon the sale of all 14 million shares registered under the Registration Statement.

The net proceeds to us from the offering, after deducting underwriting discounts and commissions of approximately $10.6 million and offering expenses of approximately $3.2 million, were approximately $154.2 million.  We used the net proceeds of the offering, together with other available funds, to repay (a) $138 million of the $250 million outstanding under the senior unsecured term loan facility of Verso Paper Finance Holdings LLC, plus $0.7 million of accrued interest and a $1.4 million prepayment penalty related thereto, and (b) a $10 million senior secured term loan and $4.1 million outstanding under a $5 million revolving credit facility of Verso Fiber Farm LLC.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.   OTHER INFORMATION

Not applicable.

ITEM 6.   EXHIBITS

The following exhibits are filed as part of this report:

 Exhibit
Number                                                                           Description

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code.
32.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 7, 2008
VERSO PAPER CORP.

	By:	/s/ Michael A. Jackson
Michael A. Jackson President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Robert P. Mundy
Robert P. Mundy Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

The following exhibits are filed as part of this report:

 Exhibit
Number                                                                           Description

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code.