Form 10-Q
period 2008-09-30
Verso Paper Corp.
filed 2008-11-07
CIK 1421182

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act .  (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

As of October 31, 2008, the registrant had 52,046,647 outstanding shares of common stock, par value $.01 per share.

PART I.  FINANCIAL INFORMATION

ITEM 1.   UNAUDITED FINANCIAL STATEMENTS OF VERSO PAPER CORP.

VERSO PAPER CORP.

UNAUDITED CONDENSED CONSOLIDATED AND COMBINED BALANCE SHEETS

	September 30,	December 31,
(In thousands of U.S. dollars)	2008	2007
ASSETS
Current Assets:
Cash	$16,930	$58,533
Accounts receivable - net	136,116	121,190
Accounts receivable from related parties	14,118	12,318
Inventories	154,174	119,620
Prepaid expenses and other assets	6,459	3,935
Total Current Assets	327,797	315,596
Property, plant and equipment - net	1,126,897	1,160,239
Reforestation	12,469	11,144
Intangibles and other assets - net	99,813	97,785
Goodwill	18,695	18,695
Total Assets	$1,585,671	$1,603,459
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$126,740	$128,373
Accounts payable to related parties	27,202	3,872
Accrued liabilities	88,673	93,012
Short-term borrowings	-	3,125
Current maturities of long-term debt	2,850	2,850
Total Current Liabilities	245,465	231,232
Long-term debt	1,263,450	1,413,588
Other liabilities	31,355	33,740
Total Liabilities	1,540,270	1,678,560
Commitments and contingencies (Note 10)	-	-
Stockholders' Equity:
Common stock -- par value $0.01 (250,000,000 shares authorized with 52,046,647 shares issued and outstanding on September 30, 2008; and 38,046,647 shares issued
and outstanding on December 31, 2007)	520	380
Paid-in-capital	211,776	48,489
Retained deficit	(144,924)	(114,100)
Accumulated other comprehensive income (loss)	(21,971)	(9,870)
Total Stockholders' Equity	45,401	(75,101)
Total Liabilities and Stockholders' Equity	$1,585,671	$1,603,459

See notes to unaudited condensed consolidated and combined financial statements.

VERSO PAPER CORP.

UNAUDITED CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
(In thousands of U.S. dollars)	2008	2007	2008	2007
Net sales	$485,423	$450,548	$1,390,932	$1,182,956

Costs and expenses:
Cost of products sold - (exclusive of
depreciation and amortization)	386,042	386,717	1,138,622	1,035,906
Depreciation, amortization and depletion	33,769	31,027	100,656	90,666
Selling, general and administrative expenses	18,285	18,136	58,838	38,056
Restructuring and other charges	1,117	4,240	26,553	16,483
Operating income	46,210	10,428	66,263	1,845
Interest income	(126)	(238)	(458)	(1,333)
Interest expense	27,772	36,463	95,984	106,594
Net income (loss)	$18,564	$(25,797)	$(29,263)	$(103,416)
Earnings (loss) per share	$0.36	$(0.68)	$(0.56)	$(2.72)
Common shares outstanding	52,046,647	38,046,647	52,046,647	38,046,647

Included in the financial statement line items
above are related-party transactions as follows
(Notes 8 and 9):
Net sales	$47,780	$26,847	$128,423	$97,565
Purchases included in cost of products sold	1,450	4,175	5,711	7,531
Restructuring and other charges	(41)	1,998	23,281	7,483

See notes to unaudited condensed consolidated and combined financial statements.

VERSO PAPER CORP.

UNAUDITED CONDENSED CONSOLIDATED AND COMBINED
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE PERIODS ENDED SEPTEMBER 30, 2008 AND 2007

				Accumulated
				Other	Total
	Common	Paid-in-	Retained	Comprehensive	Stockholders'
(In thousands of U.S. dollars)	Stock	Capital	Deficit	Loss	Equity

Beginning balance - January 1, 2007	$380	$290,017	$(2,637)	$(7,741)	$280,019
Cash distributions	-	(242,152)	-	-	(242,152)
Net loss	-	-	(103,416)	-	(103,416)
Other comprehensive income:
Prior service cost amortization	-	-	-	588	588
Total other comprehensive income	-	-	-	588	588
Comprehensive income (loss)	-	-	(103,416)	588	(102,828)
Equity award expense	-	548	-	-	548
Ending balance - September 30, 2007	$380	$48,413	$(106,053)	$(7,153)	$(64,413)

Beginning balance - January 1, 2008	$380	$48,489	$(114,100)	$(9,870)	$(75,101)
Issuance of common stock	140	152,161	-	-	152,301
Dividends paid	-	-	(1,561)	-	(1,561)
Net loss	-	-	(29,263)	-	(29,263)
Other comprehensive income (loss):
Net unrealized losses on derivative
financial instruments	-	-	-	(12,755)	(12,755)
Prior service cost amortization	-	-	-	654	654
Total other comprehensive loss	-	-	-	(12,101)	(12,101)
Comprehensive loss	-	-	(29,263)	(12,101)	(41,364)
Equity award expense	-	11,126	-	-	11,126
Ending balance - September 30, 2008	$520	$211,776	$(144,924)	$(21,971)	$45,401

See notes to unaudited condensed consolidated and combined financial statements.

VERSO PAPER CORP.

UNAUDITED CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
(In thousands of U.S. dollars)	2008	2007
Cash Flows From Operating Activities:
Net loss	$(29,263)	$(103,416)
Adjustments to reconcile net loss to
net cash provided by (used in) in operating activities:
Depreciation, amortization and depletion	100,656	90,666
Amortization of debt issuance costs	8,418	4,999
Loss (gain) on disposal of fixed assets	213	231
Other - net	(2,200)	1,137
Changes in assets and liabilities:
Accounts receivable	(16,726)	(3,822)
Inventories	(34,555)	5,983
Prepaid expenses and other assets	(19,327)	(13,446)
Accounts payable	20,282	(12,266)
Accrued liabilities	(7,815)	(8,051)
Net cash provided by (used in) operating activities	19,683	(37,985)
Cash Flows From Investing Activities:
Proceeds from sale of fixed assets	108	1,788
Capital expenditures	(60,286)	(49,604)
Net cash used in investing activities	(60,178)	(47,816)
Cash Flows From Financing Activities:
Repayments of debt	(150,138)	(2,138)
Proceeds from sale of common stock, net of issuance cost of $14.3 million	153,716	-
Dividends paid	(1,561)	-
Proceeds from debt issuance	-	250,000
Equity distributions	-	(242,152)
Short-term borrowings (repayments)	(3,125)	2,500
Debt issuance costs	-	(7,972)
Net cash (used in) provided by financing activities	(1,108)	238
Net decrease in cash	(41,603)	(85,563)
Cash at beginning of period	58,533	112,479
Cash at end of period	$16,930	$26,916

See notes to unaudited condensed consolidated and combined financial statements.

VERSO PAPER CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS AS OF SEPTEMBER 30, 2008, AND FOR THE THREE-MONTH AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2008 AND 2007

1.  BACKGROUND AND BASIS OF PRESENTATION

The accompanying consolidated and combined financial statements include the accounts of Verso Paper Corp. and its subsidiaries.  Unless otherwise noted, the terms the “Company”, “we”, “us” and “our” refer collectively to Verso Paper Corp. and its subsidiaries.

On August 1, 2006, we acquired the assets and certain of the liabilities of the Coated and Supercalendered Papers Division of International Paper Company (“International Paper”), including the mills located in Jay, Maine, Bucksport, Maine, Quinnesec, Michigan and Sartell, Minnesota, together with other related facilities and assets and certain administrative and sales and marketing functions, as well as the assets and certain liabilities of a hybrid poplar fiber farm (“Fiber Farm”) of International Paper (collectively, the “Acquisition”) pursuant to an Agreement of Purchase and Sale dated June 4, 2006.  We were formed by Apollo Management, L.P. and its affiliates (“Apollo”) for the purpose of consummating the Acquisition.

Included in this report are the financial statements of Verso Paper Corp. for the three-month and nine-month periods ended September 30, 2008 and 2007.  In the opinion of management, the accompanying unaudited combined financial statements include all adjustments that are necessary for the fair presentation of Verso Paper Corp. financial position, results of operations, and cash flows for the interim periods presented.  Except as disclosed in the notes to the unaudited combined financial statements, such adjustments are of a normal, recurring nature.  Certain previously reported amounts have been reclassified to agree with current presentation. Results for the periods ended September 30, 2008 and 2007, may not necessarily be indicative of full-year results.  It is suggested that these financial statements be read in conjunction with our audited combined financial statements and notes thereto as of December 31, 2007, included in our final prospectus filed with the Securities and Exchange Commission on May 16, 2008, pursuant to Rule 424(b) under the Securities Act of 1933, as amended, in connection with our Registration Statement on Form S-1 (Registration No. 333-148201) (the “Prospectus”).

We operate, through our subsidiaries, in the following three segments: coated and supercalendared papers; hardwood market pulp; and other, consisting of specialty industrial paper.  Our core business platform is as a producer of coated freesheet, coated groundwood, and uncoated supercalendered papers. These products serve customers in the catalog, magazine, inserts, and commercial print markets.

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

Accounting for Uncertainty in Income Taxes—In June 2006, the FASB issued Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on description, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 was effective for fiscal years beginning after December 15, 2006. The Company applied the provisions of this interpretation beginning January 1, 2007.  The adoption of FIN 48 did not have a material impact on the Company’s consolidated results of operations or consolidated financial position.

3.  SUPPLEMENTAL FINANCIAL STATEMENT INFORMATION

Inventories by major category include the following:

	September 30,	December 31,
(In thousands of U.S. dollars)	2008	2007

Raw materials	$27,549	$19,918
Woodyard logs	6,272	3,209
Work-in-process	12,934	19,565
Finished goods	81,841	48,167
Replacement parts and other supplies	25,578	28,761
Inventories	$154,174	$119,620

On September 30, 2008, the Company had approximately $0.8 million of restricted cash reflected in Other assets related to an asset retirement obligation in the state of Michigan.  This cash deposit is required by the state and may only be used for the future closure of a landfill.  The following table presents an analysis related to the company’s asset retirement obligations included in Other liabilities in the accompanying condensed consolidated and combined balance sheets:

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
(In thousands of U.S. dollars)	2008	2007

Asset retirement obligations, January 1	$11,614	$11,855
New liabilities	1,091	310
Accretion expense	435	450
Settlement of existing liabilities	(1,020)	(960)
Adjustment to existing liabilities	2,030	104

Asset retirement obligations, September 30	$14,150	$11,759

Included in Accounts payable is $1.4 million of cost related to the IPO.

Depreciation expense was $31.7 million and $95.0 million for the three-month and nine-month periods ended September 30, 2008, compared to $29.7 million and $88.6 million for the three-month and nine-month periods ended September 30, 2007, respectively.

4.  INTANGIBLES & OTHER ASSETS

Intangibles and other assets consist of the following:

	September 30,	December 31,
(In thousands of U.S. dollars)	2008	2007

Amortizable intangible assets:
Customer relationships - net of accumulated amortization of $2.9 million and
$1.8 million, respectively	$10,382	$11,470
Patents - net of accumulated amortization of $0.25 million and $0.16 million,
respectively	899	985
Total amortizable intangible assets	11,281	12,455

Unamortizable intangible assets:
Trademarks	21,473	21,473

Other assets:
Financing costs-net of accumulated amortization of $12.7 million and
$9.0 million, respectively	34,970	43,410
Deferred major repair	12,444	5,328
Deferred software cost-net of accumulated amortization of $2.6 million
and $1.3 million, respectively	3,127	3,765
Replacement parts-net	6,325	4,932
Other	10,193	6,422
Total other assets	67,059	63,857

Intangibles and other assets	$99,813	$97,785

Amortization of intangible assets reflected in depreciation, amortization, and depletion expense was $0.4 million and $1.2 million for the three-month and nine-month periods ended September 30, 2008, compared to $1.0 million and $1.3 million for the three-month and nine-month periods ended September 30, 2007, respectively.

Estimated amortization expense of intangibles for the remainder of 2008 is expected to be $0.4 million and is expected to be approximately $1.4 million, $1.3 million, $1.1 million and $0.9 million for the twelve-month periods of 2009, 2010, 2011 and 2012, respectively.

Software cost incurred as part of a major systems project was capitalized and is being amortized over its anticipated useful life of approximately three years.  Amortization of software reflected in depreciation, amortization, and depletion expense was $0.5 million and $1.3 million for the three-month and nine-month periods ended September 30, 2008, compared to $0.4 million and $0.7 million for the three-month and nine-month periods ended September 30, 2007, respectively.

5.  LONG-TERM DEBT

A summary of long-term debt is as follows:

			September 30,	December 31,
(In thousands of U.S. dollars)	Maturity	Rate	2008	2007

Fiber Farm Term Loan	8/1/2010	LIBOR + 3.00%	$-	$10,000
First Priority Term Loan B	8/1/2013	LIBOR + 1.75%	254,300	256,438
Second Priority Senior Secured Notes - Fixed	8/1/2014	9.13%	350,000	350,000
Second Priority Senior Secured Notes - Floating	8/1/2014	LIBOR + 3.75%	250,000	250,000
Senior Subordinated Notes	8/1/2016	11.38%	300,000	300,000
Senior Unsecured Term Loan	2/1/2013	LIBOR + 6.25%	112,000	250,000

			1,266,300	1,416,438
Less current maturities			(2,850)	(2,850)
Long-term debt			$1,263,450	$1,413,588

Interest expense was $26.7 million while $44.1 million of interest was paid during third quarter 2008.  Interest expense was $88.8 million while $111.9 million of interest was paid during the nine months ended September 30, 2008.  Interest expense was $35.2 million while $51.5 million of interest was paid during third quarter 2007.  Interest expense was $102.4 million while $113.8 million of interest was paid during the nine months ended September 30, 2007.

Amortization of debt issuance costs, included in interest expense in the accompanying condensed consolidated and combined statements of operations, was $1.5 million and $8.4 million for the three-month and nine-month periods ended September 30, 2008, respectively.  The amount for the nine-month period includes the write-off of $3.6 million of debt issuance costs related to the prepayment of $148 million of long-term debt of Verso Paper Finance Holdings LLC and Verso Fiber Farm LLC, discussed below.  Amortization of debt issuance costs was $1.8 million and $5.0 million for the three-month and nine-month periods ended September 30, 2007, respectively.

In January 2007, Verso Paper Finance Holdings LLC entered into a $250 million senior unsecured floating-rate term loan facility with a maturity of nine years.  The proceeds of the loan were used for a distribution to equity holders and to pay related fees and expenses.  In May 2008, Verso Paper Corp. used a portion of the net proceeds from an initial public offering of 14 million shares of its common stock at an offering price of $12.00 per share (the “IPO”) to repay $138 million of the outstanding principal of this loan, and a 1.0% prepayment penalty related thereto.  The loan allows the borrower to pay interest in cash or in-kind through the accumulation of the outstanding principal amount.  Verso Paper Finance Holdings LLC has no independent operations; consequently, all cash flows used to service the remaining debt obligation will need to be received via a distribution from Verso Paper Holdings LLC.  Verso Paper Holdings LLC paid distributions of $3.3 million in third quarter 2008 and $17.3 million for the nine months ended September 30, 2008.  Additionally, Verso Paper Holdings LLC paid distributions of $7.4 million in third quarter 2007 and $14.7 million for the nine months ended September 30, 2007.  Verso Paper Holdings LLC has no obligation to make distributions to Verso Paper Finance Holdings LLC.

The net proceeds of the IPO were also used to repay a $10.0 million senior secured term loan of Verso Fiber Farm LLC and $4.1 million of short-term borrowings that were outstanding under a $5.0 million revolving credit facility of Verso Fiber Farm LLC.

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

The Company makes contributions that are sufficient to fully fund its actuarially determined costs, generally equal to the minimum amounts required by the Employee Retirement Income Security Act (ERISA).  In third quarter 2008, the Company made contributions of $3.6 million with $2.1 million attributable to the 2008 plan year and $1.5 million attributable to the 2007 plan year.  For the nine months, contributions totaled $7.3 million, with $4.3 million attributable to the 2008 plan year and $3.0 million attributable to the 2007 plan year.  The Company made a contribution of $2.2 million in October 2008 related to the 2008 plan year and expects to make an additional contribution of $2.1 million related to the 2008 plan year in 2009.

The following table summarizes the components of net periodic expense:

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
(In thousands of U.S. dollars)	2008	2007	2008	2007

Components of net periodic pension cost:
Service cost	$1,320	$1,253	$3,958	$3,760
Interest cost	251	149	752	447
Amortization of prior service cost	218	196	654	588
Net periodic pension cost	$1,789	$1,598	$5,364	$4,795

7.  MANAGEMENT EQUITY AWARDS

Simultaneously with the consummation of the IPO, the limited partnership agreement of Verso Paper Corp.’s parent, Verso Paper Management LP (the “Partnership”), was amended to, among other things, change its equity structure from multiple classes of units representing limited partner interests in the Partnership to a single class of units representing such interests.  The conversion from the prior multiple-class unit structure (referred to herein as “Legacy Units”) to a new single class of units was designed to correlate the equity structure of the Partnership with the post-IPO equity structure of Verso Paper Corp.

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

The fair value of the Legacy Class B Units granted to management and the Legacy Class D Units granted to directors in 2008 and 2007 was approximately $0.1 million and $0.6 million, respectively.  Equity award expense for the three-month and nine-month periods ended September 30, 2008, was $0.1 million and $11.1 million, respectively, which for the nine-month period, includes the $10.8 million related to the vesting of the Legacy Class C Units.  Equity award expense was $0.1 million and $0.5 million for the three-month and nine-month periods ended September 30, 2007, respectively.

As of September 30, 2008, there was approximately $0.8 million of unrecognized compensation cost related to unvested Legacy Class B Units. This cost is expected to be recognized over a weighted-average period of approximately 2.8 years.

The Company estimates the fair value of management equity awards using the Black-Scholes valuation model.  Key input assumptions applied under the Black-Scholes option pricing model were as follows:  expected term of five years, volatility rate of 36.65% based on industry historical volatility rate, no expected dividends and average risk free rates of 3.0% in 2008, 4.2% to 4.7% in 2007.

Assumptions applied under the Black-Scholes option pricing model for the Legacy Class C Units were as follows:  expected term of one year, volatility rate of 36.65% based on industry historical volatility rate, expected dividend rate of 1%, and average risk free rate of 2.0%.

8.  RELATED PARTY TRANSACTIONS

In conjunction with the Acquisition, we entered into a transition service agreement with International Paper whereby International Paper agreed to continue to provide certain services specified in the agreement that are necessary for us to run as a stand-alone business. The charges for nine-months ended September 30, 2008, were $0.2 million, compared to $1.3 million and $5.4 million for the three-month and nine-month periods ended September 30, 2007, respectively.  As of September 30, 2007, we substantially discontinued the usage of services under this agreement.

The Company had net sales to International Paper of $47.8 million and $128.4 million for the three-month and nine-month periods ended September 30, 2008, compared to $26.9 million and $97.6 million for the three-month and nine-month periods ended September 30, 2007, respectively.  The Company had purchases included in cost of products sold from International Paper of $1.4 million and $5.7 million for the three-month and nine-month periods ended September 30, 2008, compared to $4.2 million and $7.5 million for the three-month and nine-month periods ended September 30, 2007, respectively.

Subsequent to the Acquisition, we entered into a management agreement with Apollo relating to the provision of certain financial and strategic advisory services and consulting services.  Management fees to Apollo for these services were $0.7 million and $2.1 million for the three-month and nine-month periods ended September 30, 2007.  Upon consummation of the IPO, Apollo terminated the annual fee arrangement under the management agreement for its consulting and advisory services, in exchange for a one-time fee corresponding to the present value of all future annual fee payments pursuant to the terms of the management agreement.  The amount of this one-time fee was $23.1 million.  Although the annual fee arrangement was terminated in connection with the IPO, the management agreement remains in effect and will expire on August 1, 2018.

In January 2007, Verso Paper Finance Holdings LLC entered into a $250 million senior unsecured floating-rate term loan facility with a maturity of nine years.  The proceeds of the loan were used for a distribution to equity holders and to pay related fees and expenses.  In May 2008, Verso Paper Corp. used a portion of the net proceeds from its IPO to repay $138 million of the outstanding principal of this loan, and a 1.0% prepayment penalty related thereto.  The loan agreement allows the borrower to pay interest in cash or in-kind through the accumulation of the outstanding principal amount.  Verso Paper Finance Holdings LLC has no independent operations; consequently, all cash flows used to service the remaining debt obligation will need to be received via a distribution from Verso Paper Holdings LLC.  Verso Paper Holdings LLC paid distributions of $3.3 million in third quarter 2008 and $17.3 million for the nine months ended September 30, 2008.  Additionally, Verso Paper Holdings LLC paid distributions of $7.4 million in third quarter 2007 and $14.7 million for the nine months ended September 30, 2007.  Verso Paper Holdings LLC has no obligation to make distributions to Verso Paper Finance Holdings LLC.

9.  RESTRUCTURING AND OTHER CHARGES

Restructuring and other charges are comprised of transition and other non-recurring costs associated with the acquisition and carve out of our operations from those of International Paper; including costs of a transition service agreement with International Paper, technology migration costs, consulting and legal fees, and other one-time costs related to us operating as a stand-alone business. The charges for the three-month and nine-month periods ended September 30, 2008, were $1.1 million and $26.5 million, compared to $4.2 million and $16.5 million for the three-month and nine-month periods ended September 30, 2007, respectively.  The charges in 2008 included the one-time fee of $23.1 million to terminate the annual fee arrangement under the management agreement with Apollo, and $0.2 million of transition service agreement costs.  Restructuring and other charges included $1.3 million and $5.4 million of transition service agreement costs for the three-month and nine-month periods ended September 30, 2007, respectively.  As of September 30, 2007, we substantially discontinued the usage of services under this agreement.

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

The Company has a joint ownership interest with Bucksport Energy LLC, an unrelated third party, in a cogeneration power plant producing steam and electricity.  The plant was built in 2000 by the two parties and is located in Bucksport, Maine.  Each owner, Verso Bucksport LLC and Bucksport Energy LLC, owns its proportional share of the assets.  The plant supports the Bucksport mill.  The mill owns 28% of the steam and electricity produced by the plant.  The mill may purchase its remaining electrical needs from the plant at market rates.  The mill is obligated to purchase the remaining 72% of the steam output at fuel cost plus a contractually fixed fee per unit of steam.  Power generation and operating expenses are divided on the same basis as ownership.  The Bucksport mill has cash which is restricted in its use and may be used only to fund the ongoing energy operations of this investment.  Approximately $0.2 million of restricted cash is included in Other assets in the accompanying condensed consolidated balance sheet at September 30, 2008.

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

The following table summarizes the industry segment data for the three-month and nine-month periods ended September 30, 2008 and 2007:

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
(In thousands of U.S. dollars)	2008	2007	2008	2007

Net Sales:
Coated and supercalendered	$432,608	$406,234	$1,239,854	$1,047,106
Hardwood market pulp	41,019	34,953	118,861	107,663
Other	11,796	9,361	32,217	28,187
Total	$485,423	$450,548	$1,390,932	$1,182,956

Operating Income (Loss):
Coated and supercalendered	$37,670	$2,297	$43,131	$(18,580)
Hardwood market pulp	9,857	8,850	27,140	23,954
Other	(1,317)	(719)	(4,008)	(3,529)
Total	$46,210	$10,428	$66,263	$1,845

Depreciation and Amortization:
Coated and supercalendered	$27,920	$25,866	$84,386	$75,302
Hardwood market pulp	5,119	4,478	14,023	13,312
Other	730	683	2,247	2,052
Total	$33,769	$31,027	$100,656	$90,666

Capital Spending:
Coated and supercalendered	$16,825	$16,568	$49,720	$45,951
Hardwood market pulp	1,138	521	8,033	1,348
Other	693	993	2,533	2,305
Total	$18,656	$18,082	$60,286	$49,604

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

In addition to the hedges designated under SFAS No. 133, the Company has entered into short-term energy swaps for the purpose of creating an economic hedge designed to mitigate the risk of changes in commodity prices for future energy purchase and sale commitments.  The balance sheet impacts of these swaps were derivative assets of $2.3 million and derivative liabilities of $1.0 million on September 30, 2008.  All gains and losses, realized or unrealized, from derivative contracts not designated as SFAS No. 133 hedges have been recognized in current earnings.  Net realized gains of $0.3 million and net unrealized gains of $1.3 million were recognized in cost of products sold in 2008.

Net settlements on SFAS No. 133 hedges increased cost of products sold by $1.3 million in third quarter 2008, and decreased cost of products sold by $1.4 million for the nine months ended September 30, 2008.  On September 30, 2008, the balance sheet impact of these swaps was a derivative liability of $16.2 million.  Unrealized losses representing the ineffective portion of these hedges recognized in cost of products sold were negligible in 2008.  Net losses of $16.3 million related to the effective portion of SFAS No. 133 hedges were recorded in accumulated other comprehensive income on September 30, 2008 and are expected to be reclassified into cost of products sold in the period in which the hedged cash flows affect earnings.  Assuming no change in open hedge positions, the net losses are expected to be reclassified into earnings through December 2009.  Prior to the swaps being designated under SFAS No. 133, net losses of $0.7 million and $2.2 million were recognized in cost of products sold for the three months and nine months ended September 30, 2007, respectively.

In February 2008, the Company entered into a $250 million notional value receive-variable, pay-fixed interest rate swap in connection with the Company’s outstanding floating rate notes that mature in 2014.  The notes pay interest quarterly based on a three-month LIBOR.  The Company is hedging the cash flow exposure on its quarterly variable-rate interest payments due to changes in the benchmark interest rate (three-month LIBOR).  On September 30, 2008, the fair value of this swap was an unrealized gain of $1.4 million.  In addition, net gains of $1.4 million were recorded in accumulated other comprehensive income on September 30, 2008, and are expected to be reclassified into interest expense in the period in which the hedged cash flows affect earnings.  Net gains reclassified from other comprehensive income decreased interest expense by $0.3 million in 2008.  Net gains of approximately $1.0 million are expected to be reclassified from accumulated other comprehensive income into earnings within the next 12 months.

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

The fair value framework requires the categorization of assets and liabilities into three levels based upon the assumptions used to value the assets or liabilities.  Level 1 provides the most reliable measure of fair value, whereas Level 3 generally requires significant management judgment.  The three levels are defined as follows:

▪	Level 1:	Unadjusted quoted prices in active markets for identical assets or liabilities at the measurement date.
▪	Level 2:	Observable inputs other than those included in Level 1. For example, quoted prices for similar assets or liabilities in active markets or quoted prices for identical assets or liabilities in inactive markets.
▪	Level 3:	Unobservable inputs reflecting management’s own assumption about the inputs used in pricing the asset or liability at the measurement date.

As of September 30, 2008, the fair values of our financial assets and liabilities are categorized as follows:

(In thousands of U.S. dollars)	Total	Level 1	Level 2	Level 3
ASSETS
Commodity swaps (a)	$2,326	$-	$2,326	$-
Interest rate swaps (b)	1,449	-	1,449	-
Deferred compensation assets (a)	169	169	-	-
Regional Greenhouse Gas Initiative carbon credits (a)	211	-	211	-

Total assets at fair value on September 30, 2008	$4,155	$169	$3,986	$-

LIABILITIES
Commodity swaps (a)	$17,171	$-	$17,171	$-
Deferred compensation liabilities (a)	169	169	-	-

Total liabilities at fair value on September 30, 2008	$17,340	$169	$17,171	$-

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

Financial Summary

Verso Paper Corp.’s third quarter 2008 results reflect significant improvement with operating income of $46.2 million compared to $10.5 million for the same period last year.  Net sales increased 7.7% driven by a 20.1% increase in weighted average sales prices compared with third quarter last year, partially offset by a 10.3% decline in sales volume.  This decline in sales volume reflected lower coated paper demand in a difficult economic environment, as well as unusually strong demand in third quarter last year.  In response, and consistent with our commitment to balance demand for our products with our production, we took approximately 13,000 tons of downtime in third quarter.  As previously announced, we intend to take an additional 80,000 tons of downtime during the fourth quarter.

During the quarter, we generated significant margin improvement on a comparable-quarter basis through higher paper prices, proactive production management and improved operating efficiencies.  Our gross margin improved to 20.5% in third quarter 2008 from 14.2% last year despite significantly increased input prices for our key direct expenses.  We expect favorable pricing in the fourth quarter and continued historically high costs for key input items, although cost trends for certain of these items began to improve late in the third quarter and are expected to continue to ease in the fourth quarter.

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
(In thousands of U.S. dollars)	2008	2007	2008	2007

Net sales	$485,423	$450,548	$1,390,932	$1,182,956

Costs and expenses:
Cost of products sold - exclusive of
depreciation and amortization	386,042	386,717	1,138,622	1,035,906
Depreciation and amortization	33,769	31,027	100,656	90,666
Selling, general and administrative expenses	18,285	18,136	58,838	38,056
Restructuring and other charges	1,117	4,240	26,553	16,483

Operating income	46,210	10,428	66,263	1,845

Interest income	(126)	(238)	(458)	(1,333)
Interest expense	27,772	36,463	95,984	106,594
Net income (loss)	$18,564	$(25,797)	$(29,263)	$(103,416)

Certain previously reported amounts have been reclassified to agree with current presentation.

Results of operations – Comparison of Third Quarter 2008 to Third Quarter 2007

Net Sales.  Net sales for third quarter 2008 increased 7.7% to $485.4 million from $450.6 million in third quarter 2007.  The improvement was the result of a 20.1% increase in average sales prices, while sales volume decreased 10.3% from third quarter 2007 reflecting lower coated paper demand in a difficult economic environment compared to unusually strong demand last year.

Net sales for our coated and supercalendered papers segment increased 6.5% to $432.6 million in third quarter 2008 from $406.2 million in third quarter 2007.  The increase reflects a 22.0% increase in average paper sales prices and a 12.7% decrease in paper sales volumes for third quarter 2008 compared to the same period last year.

Net sales for our market pulp segment increased 17.4% to $41.0 million in third quarter 2008 from $35.0 million for the same period in 2007.  This increase was due to a 12.1% increase in average sales prices combined with a 4.7% increase in sales volume compared to third quarter 2007.

Net sales for our other segment increased 26.0% to $11.8 million in third quarter 2008 from $9.4 million in third quarter 2007.  The improvement in 2008 reflects a 14.2% increase in average sales prices and a 10.3% increase in sales volume compared to third quarter 2007.

Cost of sales.  Although sales volume decreased 10.3% in third quarter 2008, cost of sales remained relatively flat at $419.8 million compared to $417.8 million in third quarter 2007, primarily driven by higher input costs. Our gross margin, excluding depreciation and amortization, was 20.5% for third quarter 2008, compared to 14.2% for third quarter 2007.  This increase reflects the higher average sales prices during third quarter 2008.  Depreciation and amortization expense was $33.8 million in third quarter 2008 compared to $31.1 million in third quarter 2007.

Selling, general and administrative.  Selling, general and administrative expenses were $18.3 million in third quarter 2008 compared to $18.1 million for the same period in 2007.

Interest expense.  Interest expense for third quarter 2008 was $27.8 million compared to $36.5 million for the same period in 2007.  The decline in interest expense was due to a reduction in aggregate indebtedness and lower interest rates on floating rate debt compared to 2007.

Restructuring and other charges.  Restructuring and other charges for third quarter 2008 were $1.1 million compared to $4.2 million for third quarter 2007.  Restructuring and other charges are comprised of transition and other non-recurring costs associated with the acquisition and carve out of our operations from those of International Paper; including costs of a transition service agreement with International Paper, technology migration costs, consulting and legal fees, and other one-time costs related to us operating as a stand-alone business. Subsequent to the Acquisition, we entered into a management agreement with Apollo relating to the provision of certain financial and strategic advisory services and consulting services.  Upon consummation of the IPO, Apollo terminated the annual fee arrangement for its consulting and advisory services pursuant to the terms of the management agreement.  The charges in 2007 included $1.3 million of transition service agreement costs and $0.7 million of charges under the management agreement.  As of September 30, 2007, we substantially discontinued the usage of services under the transition service agreement.

Results of Operations – Comparison of First Nine Months of 2008 to First Nine Months of 2007

Net Sales.  Net sales for the nine months ended September 30, 2008, increased 17.6% to $1,390.9 million from $1,183.0 million for the nine months ended September 30, 2007.  The improvement primarily reflects a 17.2% increase in average sales price while sales volume remained relatively flat for the nine months ended September 30, 2008, compared to the nine months ended September 30, 2007.

Net sales for our papers segment increased 18.4% to $1,239.8 million for the nine months ended September 30, 2008, from $1,047.1 million for the nine months ended September 30, 2007.  The increase was primarily due to higher paper sales prices, which increased 17.6% for the nine months ended September 30, 2008, compared to the nine months ended September 30, 2007.  Paper sales volumes increased 0.7% over the comparable period.

Net sales for our market pulp segment were $118.9 million for the nine months ended September 30, 2008, compared to $107.7 million for the nine months ended September 30, 2007.  The increase was due to a 12.6% increase in average sales price, which was partially offset by a 1.9% decrease in sales volume.

Net sales for our other segment were $32.2 million for the nine months ended September 30, 2008, compared to $28.2 million for the nine months ended September 30, 2007.  The increase was primarily due to a 13.2% increase in sales price for the nine months ended September 30, 2008, compared to the nine months ended September 30, 2007.  Sales volumes increased 0.9% over the comparable period.

Cost of sales. Cost of sales for the nine months ended September 30, 2008, was $1,239.3 million compared to $1,126.6 million for the nine months ended September 30, 2007, an increase of 10.0%, driven by higher input costs.  Our gross margin, excluding depreciation and amortization, was 18.1% for the nine months ended September 30, 2008, compared to 12.4% for the same period in 2007.  This increase reflects the higher average sales prices for the nine months ended September 30, 2008.  Depreciation and amortization expense for the nine months ended September 30, 2008, was $100.7 million compared to $90.7 million for the nine months ended September 30, 2007.

Selling, general and administrative.  Selling, general and administrative expenses were $58.8 million for the nine months ended September 30, 2008 compared to $38.0 million for the same period in 2007.  Included in expense for the nine months ended September 30, 2008, is a one-time charge of $10.8 million due to the accelerated vesting of the Legacy Class C Units in connection with the IPO.

Interest expense.  Interest expense for the first nine months of 2008 was $96.0 million compared to $106.6 million for the same period in 2007.  On May 20, 2008, $148 million of principal outstanding on long-term debt was repaid with a portion of the proceeds from the IPO.  Included in 2008 interest expense, is a $1.4 million prepayment penalty and $3.6 million from the write-off of debt issuance costs related to the repaid debt.  The net decrease in interest expense was due to the reduction in aggregate indebtedness and lower interest rates on floating rate debt compared to 2007.

Restructuring and other charges.  Restructuring and other charges for the nine months ended September 30, 2008 were $26.5 million compared to $16.5 million for the same period in 2007.  Restructuring and other charges are comprised of transition and other non-recurring costs associated with the acquisition and carve out of our operations from those of International Paper; including costs of a transition service agreement with International Paper, technology migration costs, consulting and legal fees, and other one-time costs related to us operating as a stand-alone business. Subsequent to the Acquisition, we entered into a management agreement with Apollo relating to the provision of certain financial and strategic advisory services and consulting services.  Upon consummation of the IPO, Apollo terminated the annual fee arrangement for its consulting and advisory services pursuant to the terms of the management agreement for a one-time fee of $23.1 million.  The charges in 2008 reflect this one-time fee.  The charges in 2007 included $5.4 million of transition service agreement costs and $2.1 million of charges under the management agreement.  As of September 30, 2007, we substantially discontinued the usage of services under the transition service agreement.

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

Liquidity and Capital Resources

We rely primarily upon cash flow from operations and borrowings under our revolving credit facility to finance operations, capital expenditures and fluctuations in debt service requirements. In May 2008, we used a portion of the proceeds from the IPO to repay $148.0 million of principal outstanding on long-term debt, $4.1 million of short-term borrowings, $0.7 million of accrued interest, and an early prepayment penalty of $1.4 million.  Our aggregate indebtedness on September 30, 2008, was $1,266 million.  As of September 30, 2008, we had $167 million of availability under our revolving credit facility after deducting $33 million of standby letters of credit that we have issued.

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

Net cash flows from operating activities. For the nine months ended September 30, 2008, operating activities provided net cash of $19.7 million, compared to $38.0 million of net cash used during the nine months ended September 30, 2007.  The improvement in net cash provided by operating activities was primarily due to improved performance, with a net loss of $29.3 million in 2008 compared to a net loss of $103.4 million in 2007.

Net cash flows from investing activities. For the nine-month periods ended September 30, 2008 and 2007, we used $60.2 million and $47.8 million, respectively, of net cash in investing activities due to investments in capital expenditures.

Net cash flows from financing activities. For the nine months ended September 30, 2008, our financing activities used net cash of $1.1 million, which reflected $153.7 million in net proceeds from the issuance of common stock,  $153.3 million principal payments on debt and $1.5 million of dividends paid on common stock.  This compares to $0.2 million of net cash provided during the nine months ended September 30, 2007, reflecting net debt proceeds of $242.0 million less equity distributions of $242.2 million.

The Company entered into senior secured credit facilities on August 1, 2006, consisting of:

•	a $285 million term loan facility, with a maturity of seven years, which was fully drawn on August 1, 2006;
•	a $200 million revolving credit facility with a maturity of nine years. No amounts were outstanding as of September 30, 2008. Letters of credit of $33.4 million were issued as of September 30, 2008.

The senior secured credit facilities are secured by first priority pledges of all the equity interests owned by us in our subsidiaries. These senior secured credit facilities are also secured by first priority interests in, and mortgages on, substantially all tangible and intangible assets and each of our direct and indirect subsidiaries.  The term loan facility bears interest at a rate equal to LIBOR plus 1.75% and the interest rate was 4.6% at September 30, 2008.

On August 1, 2006, the Company completed an offering of $350 million in aggregate principal amount of 9⅛% second-priority senior secured fixed rate notes due 2014, $250 million in aggregate principal amount of second-priority senior secured floating rate notes due 2014, and $300 million in aggregate principal amount of 11⅜% senior subordinated notes due 2016. The floating rate notes bear interest at a rate equal to LIBOR plus 3.75% and the interest rate was 6.6% at September 30, 2008.  The proceeds of the offerings were used to finance the Acquisition and to pay related fees and expenses.  The second-priority senior secured notes have the benefit of second-priority security interest in the collateral securing the senior secured credit facilities.  The fixed rate notes pay interest semi-annually and the variable portion pays interest quarterly.  The senior subordinated notes are unsecured and pay interest semi-annually.

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

In January 2007, Verso Paper Finance Holdings LLC entered into a $250 million senior unsecured floating-rate term loan facility with a maturity of nine years.  The proceeds of the loan were used for a distribution to equity holders and to pay related fees and expenses.  In May 2008, we issued 14 million shares of our common stock at an offering price of $12.00 per share through an IPO and used a portion of the net proceeds to repay $138 million of the outstanding principal of this loan, and a 1.0% prepayment penalty related thereto.  The senior unsecured term loan facility bears interest at a rate equal to LIBOR plus 6.25% and the interest rate at September 30, 2008 was 9.0%.  The loan allows the borrower to pay interest in cash or in-kind through the accumulation of the outstanding principal amount.  Verso Paper Finance Holdings LLC has no independent operations; consequently, all cash flows used to service the remaining debt obligation will need to be received via a distribution from Verso Paper Holdings LLC.  Verso Paper Holdings LLC paid distributions of $3.3 million in third quarter 2008 and $17.3 million for the nine months ended September 30, 2008.  Additionally, Verso Paper Holdings LLC paid distributions of $7.4 million in third quarter 2007 and $14.7 million for the nine months ended September 30, 2007.  Verso Paper Holdings LLC has no obligation to make distributions to Verso Paper Finance Holdings LLC.

Our subsidiary, Verso Fiber Farm LLC, entered into senior secured credit facilities on August 1, 2006, consisting of a $10 million term loan with a maturity of four years, which was fully drawn on August 1, 2006, and a $5 million revolving credit facility with a maturity of four years.  In May 2008, the net proceeds of the IPO were used to repay Verso Fiber Farm LLC’s $10.0 million senior secured term loan and $4.1 million of short-term borrowings that were outstanding under the $5.0 million revolving credit facility.  Thus, the fiber farm has no independent and outstanding debt following the IPO.

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

Forward-Looking and Cautionary Statements

Certain statements in this quarterly report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. In addition, our management may from time to time make oral forward-looking statements. Forward-looking statements may be identified by the words “believe,” “expect,” “anticipate,” “project,” “plan,” “estimate,” “intend” and similar expressions. The forward-looking statements reflect our current views with respect to future events and are based on our currently available financial, economic and competitive data and on current business plans. Actual results could vary materially depending on risks and uncertainties that may affect our operations, markets, services, prices and other factors. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to: economic factors such as an interruption in the supply of or increased pricing of raw materials, competitive factors such as pricing actions by our competitors that could affect our operating margins, and regulatory factors such as changes in governmental regulations involving our products that lead to environmental and legal matters, and the other risks and uncertainties described in Item 3 of Part I of this report and under the caption “Risk Factors” in the Prospectus.

Covenant Compliance

Certain covenants contained in the credit agreement governing our subsidiaries” senior secured credit facilities and the indentures governing their outstanding notes (i) require the maintenance of a net first lien secured debt to Adjusted EBITDA ratio (as defined below) of 3.25 to 1.0 and (ii) restrict our ability to take certain actions such as incurring additional debt or making acquisitions if we are unable to meet defined Adjusted EBITDA to Fixed Charges (as defined below) and net senior secured debt to Adjusted EBITDA ratios. The covenants restricting our ability to incur additional indebtedness and make future acquisitions require a ratio of Adjusted EBITDA to Fixed Charges of 2.0 to 1.0 and a net senior secured debt to Adjusted EBITDA ratio of 6.0 to 1.0, in each case measured on a trailing four-quarter basis.  Although we do not expect to violate any of the provisions in the agreements governing our outstanding indebtedness, these covenants can result in limiting our long-term growth prospects by hindering our ability to incur future indebtedness or grow through acquisitions.

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

The following table reconciles cash flow from operating activities to EBITDA and Adjusted EBITDA for the periods presented:

	Nine Months	Year	Nine Months	Twelve Months
	Ended	Ended	Ended	Ended
	September 30,	December 31,	September 30,	September 30,
(in millions of U.S. dollars)	2007	2007	2008	2008

Cash flow from operating activities	$(38.0)	$15.0	$19.7	$72.7
Amortization of debt issuance costs	(5.0)	(6.7)	(8.4)	(10.1)
Interest income	(1.3)	(1.5)	(0.4)	(0.6)
Interest expense	106.6	143.0	96.0	132.4
Loss on disposal of fixed assets	(0.2)	(1.0)	(0.2)	(1.0)
Other, net	(1.1)	1.5	2.2	4.8
Changes in assets and liabilities, net	31.6	2.9	58.1	29.4
EBITDA	92.6	153.2	167.0	227.6
Restructuring, severance and other (1)	16.5	19.4	26.5	29.4
Non-cash compensation/benefits (2)	0.5	0.6	11.1	11.2
Other items, net (3)	6.9	8.0	1.7	2.8
Adjusted EBITDA	$116.5	$181.2	$206.3	$271.0

As adjusted cash interest expense (4)	$90.9	$121.2	$81.6	$111.9
Adjusted EBITDA to cash interest expense				2.4
Net senior secured debt to Adjusted EBITDA				3.1
Net first-lien secured debt to Adjusted EBITDA				0.9

(1)	Includes restructuring and severance as per our financial statements. Restructuring includes transition and other non-recurring costs associated with the Acquisition.
(2)	Represents amortization of non-cash incentive compensation.
(3)	Represents earnings adjustments for legal and consulting fees, and other miscellaneous non-recurring items.
(4)
As adjusted cash interest expense reflects a decrease in cash interest expense for the twelve months ended September 30, 2008 equal to $11.4 million as a result of the repayment of $138.0 million of the senior unsecured term loan facility of our subsidiary, Verso Paper Finance Holdings LLC, and the repayment of the outstanding $4.1 million under the revolving credit facility and $10.0 million senior secured term loan of our subsidiary, Verso Fiber Farm LLC, as if the repayment were consummated on October 1, 2007. Cash interest expense represents gross interest expense related to the debt, excluding amortization of debt issuance costs.

NOTE:	To construct financials for the twelve months ended September 30, 2008, amounts have been calculated by subtracting the data for the nine months ended September 30, 2007, from the data for the year ended December 31, 2007, and then adding the nine months ended September 30, 2008.

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

Interest Rate Risk—We issued fixed- and floating-rate debt to finance the Acquisition in order to manage our variability to cash flows from interest rates. Borrowings under our senior secured credit facilities and our floating-rate notes accrue interest at variable rates, and a 100 basis point increase in quoted interest rates on our debt balances outstanding as of September 30, 2008, under our senior secured credit facilities and our floating-rate notes would increase our annual interest expense by $6.2 million. While we may enter into agreements limiting our exposure to higher interest rates, any such agreements may not offer complete protection from this risk.

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

We do not hedge the entire exposure of our operations from commodity price volatility for a variety of reasons. To the extent we do not hedge against commodity price volatility, our results of operations may be affected either favorably or unfavorably by a shift in the future price curve. As of September 30, 2008, we had net unrealized losses of $14.8 million on open commodity contracts with maturities of one to fifteen months. These derivative instruments involve the exchange of net cash settlements, based on changes in the price of the underlying commodity index compared to the fixed price offering, at specified intervals without the exchange of any underlying principal.  A 10% decrease in commodity prices would have a negative impact of approximately $6.6 million on the fair value of such instruments. This quantification of exposure to market risk does not take into account the offsetting impact of changes in prices on anticipated future energy purchases.

We entered into a $250 million notional value receive-variable, pay-fixed interest rate swap in connection with the Company’s outstanding floating rate notes that mature in 2014.  The Company is hedging the cash flow exposure on its quarterly variable-rate interest payments due to changes in the benchmark interest rate (three-month LIBOR).  On September 30, 2008, the fair value of this swap was an unrealized gain of $1.4 million.   A 10% decrease in interest rates would have a negative impact of approximately $1.2 million on the fair value of this instrument.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2008. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2008, our disclosure controls and procedures were effective to accomplish their objectives.

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

Internal Control Over Financial Reporting

There were no changes in our internal control over financing reporting that occurred during the fiscal quarter ended September 30, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Not applicable.

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

Date: November 7, 2008
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