Form 10-Q
period 2009-06-30
Verso Paper Corp.
filed 2009-08-06
CIK 1421182

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 001-34056

Verso Paper Corp.

(Exact name of registrant as specified in its charter)

Delaware	75-3217389
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

6775 Lenox Center Court, Suite 400
Memphis, Tennessee 38115-4436	(901) 369-4100
(Address of principal executive offices) (Zip Code)	(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

As of July 31, 2009, the registrant had 52,046,647 outstanding shares of common stock, par value $0.01 per share.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

VERSO PAPER CORP.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands of U.S. dollars, except share and per share amounts)	June 30, 2009	December 31, 2008
ASSETS
Current Assets:
Cash and cash equivalents	$140,534	$119,542
Accounts receivable - net	105,354	74,172
Accounts receivable from related parties	8,729	8,312
Inventories	185,382	195,934
Prepaid expenses and other assets	3,512	2,512

Total Current Assets	443,511	400,472
Property, plant, and equipment - net	1,077,344	1,115,990
Reforestation	12,834	12,725
Intangibles and other assets - net	90,026	88,513
Goodwill	18,695	18,695

Total Assets	$1,642,410	$1,636,395

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$94,084	$118,920
Accounts payable to related parties	445	4,135
Accrued liabilities	95,735	125,565
Current maturities of long-term debt	—	2,850

Total Current Liabilities	190,264	251,470
Long-term debt	1,365,694	1,354,821
Other liabilities	37,092	40,151

Total Liabilities	1,593,050	1,646,442
Commitments and contingencies (Note 12)	—	—
Stockholders’ Equity (Deficit):
Preferred stock — par value $0.01 (20,000,000 shares authorized, no shares issued)	—	—
Common stock — par value $0.01 (250,000,000 shares authorized with 52,046,647 shares issued and outstanding on June 30, 2009 and on December 31, 2008)	520	520
Paid-in-capital	211,910	211,752
Retained deficit	(135,762)	(180,048)
Accumulated other comprehensive loss	(27,308)	(42,271)

Total Stockholders’ Equity (Deficit)	49,360	(10,047)

Total Liabilities and Stockholders’ Equity	$1,642,410	$1,636,395

See notes to unaudited condensed consolidated financial statements.

VERSO PAPER CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands of U.S. dollars, except per share data)	Three Months Ended June 30, 2009	Three Months Ended June 30, 2008	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008
Net sales	$298,115	$451,602	$585,189	$905,509

Costs and expenses:
Cost of products sold - (exclusive of depreciation, amortization, and depletion)	298,548	377,178	567,488	752,580
Depreciation, amortization, and depletion	33,032	34,699	67,355	66,887
Selling, general, and administrative expenses	14,904	26,359	30,291	40,553
Restructuring and other charges	103	23,718	274	25,436

Operating income (loss)	(48,472)	(10,352)	(80,219)	20,053
Interest income	(21)	(141)	(79)	(332)
Interest expense	28,497	34,496	55,582	68,212
Other income, net	(66,691)	—	(180,008)	—

Net income (loss)	$(10,257)	$(44,707)	$44,286	$(47,827)

Earnings (loss) per share	$(0.20)	$(1.00)	$0.85	$(1.16)
Weighted average common shares outstanding - basic and diluted	52,046,647	44,508,185	52,046,647	41,277,416

Included in the financial statement line items above are related-party transactions as follows (Notes 10 and 11):
Net sales	$26,618	$44,454	$53,398	$80,643
Purchases included in cost of products sold	964	3,222	2,084	4,261
Restructuring and other charges	—	22,475	—	23,322

See notes to unaudited condensed consolidated financial statements.

VERSO PAPER CORP.

UNAUDITED CONDENSED CONSOLIDATED

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE PERIODS ENDED JUNE 30, 2009 AND 2008

(In thousands)	Common Shares	Common Stock	Paid-in- Capital	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Total Equity
Beginning balance - January 1, 2008	38,046	$380	$48,489	$(114,100)	$(9,870)	$(75,101)
Issuance of common stock	14,000	140	151,929			152,069
Net loss	—	—	—	(47,827)	—	(47,827)
Other comprehensive income:
Net unrealized gains on derivative financial instruments	—	—	—	—	10,143	10,143
Defined benefit pension plan prior service cost amortization	—	—	—	—	436	436

Total other comprehensive income	—	—	—	—	10,579	10,579

Comprehensive income (loss)	—	—	—	(47,827)	10,579	(37,248)

Equity award expense	—	—	10,979	—	—	10,979

Ending balance - June 30, 2008	52,046	$520	$211,397	$(161,927)	$709	$50,699

Beginning balance - January 1, 2009	52,046	$520	$211,752	$(180,048)	$(42,271)	$(10,047)
Net income	—	—	—	44,286	—	44,286
Other comprehensive income:
Net unrealized losses on derivative financial instruments	—	—	—	—	14,369	14,369
Defined benefit pension plan:
Net actuarial loss	—	—	—	—	158	158
Prior service cost amortization	—	—	—	—	436	436

Total other comprehensive income	—	—	—	—	14,963	14,963

Comprehensive income	—	—	—	44,286	14,963	59,249

Equity award expense	—	—	158	—	—	158

Ending balance - June 30, 2009	52,046	$520	$211,910	$(135,762)	$(27,308)	$49,360

See notes to unaudited condensed consolidated financial statements.

VERSO PAPER CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of U.S. dollars)	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008
Cash Flows From Operating Activities:
Net income (loss)	$44,286	$(47,827)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation, amortization, and depletion	67,355	66,887
Amortization of debt issuance costs	2,970	6,913
Accretion of discount on long-term debt	208	—
Gain on early extinguishment of debt	(34,237)	—
Loss on disposal of fixed assets	60	21
Equity award expense	158	10,979
Increase in derivatives, net	14,174	10,143
Other - net	176	(390)
Changes in assets and liabilities:
Accounts receivable	(31,599)	(9,008)
Inventories	5,386	(14,397)
Prepaid expenses and other assets	(6,100)	(18,599)
Accounts payable	(29,009)	35,525
Accrued liabilities	(26,995)	(8,398)

Net cash provided by operating activities	6,833	31,849

Cash Flows From Investing Activities:
Proceeds from sale of fixed assets	—	82
Capital expenditures	(25,523)	(41,630)

Net cash used in investing activities	(25,523)	(41,548)

Cash Flows From Financing Activities:
Proceeds from sale of common stock, net of issuance cost of $15.9 million	—	152,069
Proceeds from long-term debt	352,838	—
Repayments of long-term debt	(303,241)	(149,425)
Short-term borrowings (repayments)	—	(3,125)
Debt issuance costs	(9,915)	—

Net cash provided by (used in) financing activities	39,682	(481)

Change in cash and cash equivalents	20,992	(10,180)
Cash and cash equivalents at beginning of period	119,542	58,533

Cash and cash equivalents at end of period	$140,534	$48,353

See notes to unaudited condensed consolidated financial statements.

VERSO PAPER CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AS OF JUNE 30, 2009, AND DECEMBER 31, 2008, AND FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED JUNE 30, 2009 AND 2008

1. BACKGROUND AND BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of Verso Paper Corp., a Delaware corporation, and its subsidiaries. Unless otherwise noted, the terms “Verso,” “Verso Paper,” “Company,” “we,” “us,” and “our” refer collectively to Verso Paper Corp. and its subsidiaries.

The Company began operations on August 1, 2006, when it acquired the assets and certain liabilities comprising the business of the Coated and Supercalendered Papers Division of International Paper Company, or “International Paper.” The Company was formed by affiliates of Apollo Management, L.P., or “Apollo,” for the purpose of consummating the acquisition from International Paper, or the “Acquisition.” Verso Paper Corp. went public on May 14, 2008, with an initial public offering, or “IPO,” of 14 million shares of common stock which generated $152.2 million in net proceeds. Prior to the consummation of the IPO, the accompanying financial statements include the accounts of Verso Paper One Corp., Verso Paper Two Corp., Verso Paper Three Corp., Verso Paper Four Corp., and Verso Paper Five Corp., legal entities under the common control of Verso Paper Management LP.

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

Included in this report are the unaudited condensed consolidated financial statements of the Company as of June 30, 2009, and for the three-month and six-month periods ended June 30, 2009 and 2008. The December 31, 2008, condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required annually by accounting principles generally accepted in the United States of America. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments that are necessary for the fair presentation of the Company’s financial position, results of operations, and cash flows for the interim periods presented. Except as disclosed in the notes to the unaudited condensed consolidated financial statements, such adjustments are of a normal, recurring nature. All material intercompany balances and transactions are eliminated. The Company has evaluated subsequent events for potential recognition and/or disclosure through August 6, 2009, the date on which the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q were issued. Results for the three-month and six-month periods ended June 30, 2009 and 2008, may not necessarily be indicative of full-year results. It is suggested that these financial statements be read in conjunction with the Company’s audited consolidated and combined financial statements and notes thereto as of December 31, 2008, and for the year then ended.

2. RECENT ACCOUNTING DEVELOPMENTS

Accounting Standards Codification—In June 2009, the Financial Accounting Standards Board, or “FASB,” issued Statement of Financial Accounting Standard, or SFAS, No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles, which establishes the FASB Accounting Standards CodificationTM, or the “Codification,” as the source of authoritative U.S. generally accepted accounting principles recognized by the FASB to be applied by nongovernmental entities. When effective, the Codification will supersede all existing non-SEC accounting and reporting standards. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative guidance for SEC registrants. All guidance contained in the Codification carries an equal level of authority. All non-grandfathered, non-SEC accounting literature not included in the Codification is superseded and deemed non-authoritative. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of SFAS No. 168 is not expected to have a material impact on our financial condition, results of operations, or cash flows.

Subsequent Events—In May 2009, the FASB issued SFAS No. 165, Subsequent Events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. SFAS 165 defines (1) the period after the balance sheet date during which a reporting entity’s management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (3) the disclosures an entity should make about events or transactions that occurred after the balance sheet date. SFAS No. 165 is effective prospectively for interim and annual periods ending after June 15, 2009. The adoption of FASB Statement No. 165 had no impact on our financial condition, results of operations, or cash flows.

Fair Value of Financial Instruments—In April 2009, the FASB issued FASB Staff Position on SFAS No. 107 and APB No. 28, Interim Disclosures about Fair Value of Financial Instruments, or FSP FAS 107-1 and APB 28-1, which increases the frequency of fair value disclosures to a quarterly basis instead of an annual basis. The guidance relates to fair value disclosures for any financial instruments that are not currently reflected on the balance sheet at fair value. FSP FAS 107-1 and APB 28-1 is effective for interim and annual periods ending after June 15, 2009. Since FSP FAS 107-1 and APB 28-1 only addresses disclosure requirements, the adoption of FSP FAS 107-1 and APB 28-1 had no impact on our financial condition, results of operations, or cash flows.

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

Other new accounting pronouncements issued but not effective until after June 30, 2009, are not expected to have a significant effect on our financial condition, results of operations, or cash flows.

3. SUPPLEMENTAL FINANCIAL STATEMENT INFORMATION

Earnings Per Share—The Company computes earnings per share by dividing net income (loss) by the weighted average number of common shares outstanding for each period. Diluted earnings per share are calculated similarly, except that it includes the dilutive effect of the assumed exercise of potentially dilutive securities. Potentially dilutive securities included options for 152,233 shares during the three months and six months ended June 30, 2009. Due to the net loss attributable to common shareholders for the three months ended June 30, 2009, no potentially dilutive shares were included in the loss per share calculations as including such shares would have been antidilutive. For the six months ended June 30, 2009, these equity awards were excluded from the computation of diluted earnings per share due to the antidilutive effect such shares would have on net income per common share. There were no equity awards outstanding in 2008.

During preparation of the Company’s consolidated financial statements for the year ended December 31, 2008, management determined that there were errors in its previously reported loss per common share and weighted average common shares outstanding for the three-month and six-month periods ended June 30, 2008, resulting from its inadvertent use of the number of common shares outstanding at the end of the period in computing loss per share rather than the actual weighted average common shares outstanding for these periods. As a result, loss per share and weighted average shares reported above have been restated from amounts previously reported to correct these errors. The restatement has no other effects to the Company’s consolidated financial statements. The restatement had the following effects:

	As Previously Reported	As Restated
Three months ended June 30, 2008
Loss per common share	$(0.86)	$(1.00)
Weighted average common shares outstanding (in thousands)	52,047	44,508

Six months ended June 30, 2008
Loss per common share	$(0.92)	$(1.16)
Weighted average common shares outstanding (in thousands)	52,047	41,277

Inventories and Replacement Parts and Other Supplies—Inventory values include all costs directly associated with manufacturing products: materials, labor, and manufacturing overhead. These values are presented at the lower of cost or market. Costs of raw materials, work-in-progress, and finished goods are determined using the first-in, first-out method. Replacement parts and other supplies are stated using the average cost method.

Inventories by major category include the following:

(In thousands of U.S. dollars)	June 30, 2009	December 31, 2008
Raw materials	$31,596	$29,858
Woodyard logs	4,713	7,970
Work-in-process	24,497	19,001
Finished goods	98,783	113,050
Replacement parts and other supplies	25,793	26,055

Inventories	$185,382	$195,934

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

On June 30, 2009, the Company had $0.8 million of restricted cash included in Other assets in the accompanying condensed consolidated balance sheet related to an asset retirement obligation in the state of Michigan. This cash deposit is required by the state and may only be used for the future closure of a landfill. The following table presents an analysis related to the Company’s asset retirement obligations included in Other liabilities in the accompanying balance sheets:

(In thousands of U.S. dollars)	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008
Asset retirement obligations, January 1	$14,028	$11,614
New liabilities	—	1,091
Accretion expense	395	285
Settlement of existing liabilities	(1,073)	(385)
Adjustment to existing liabilities	611	2,273

Asset retirement obligations, June 30	$13,961	$14,878

In addition to the above obligations, the Company may be required to remove certain materials from its facilities, or to remediate in accordance with current regulations that govern the handling of certain hazardous or potentially hazardous materials. At this time, any such obligations have an indeterminate settlement date, and the Company believes that adequate information does not exist to reasonably estimate any such potential obligations. Accordingly, the Company will record a liability for such remediation when sufficient information becomes available to estimate the obligation.

Property, Plant, and Equipment—Property, plant, and equipment is stated at cost, net of accumulated depreciation. Interest is capitalized on projects meeting certain criteria and is included in the cost of the assets. The capitalized interest is depreciated over the same useful lives as the related assets. Expenditures for major repairs and improvements are capitalized, whereas normal repairs and maintenance are expensed as incurred. For the three-month and six-month periods ended June 30, 2009, interest costs of $0.2 million and $0.4 million, respectively, were capitalized. For the three-month and six-month periods ended June 30, 2008, interest costs of $0.3 million and $0.8 million, respectively, were capitalized.

Depreciation is computed using the straight-line method over the assets’ estimated useful lives. Depreciation expense was $31.4 million and $62.9 million for the three-month and six-month periods ended June 30, 2009, compared to $32.8 million and $63.3 million for the three-month and six-month periods ended June 30, 2008, respectively.

4. INTANGIBLES AND OTHER ASSETS

Intangibles and other assets consist of the following:

(In thousands of U.S. dollars)	June 30, 2009	December 31, 2008
Amortizable intangible assets:
Customer relationships - net of accumulated amortization of $3.9 million and $3.3 million, respectively	$9,370	$10,020
Patents - net of accumulated amortization of $0.33 million and $0.28 million, respectively	813	870

Total amortizable intangible assets	10,183	10,890

Unamortizable intangible assets:
Trademarks	21,473	21,473

Other assets:
Financing costs-net of accumulated amortization of $12.5 million and $14.3 million, respectively	33,084	33,465
Deferred major repair	11,666	9,543
Deferred software cost-net of accumulated amortization of $3.9 million and $3.0 million, respectively	2,218	2,746
Replacement parts-net	4,332	5,625
Other	7,070	4,771

Total other assets	58,370	56,150

Intangibles and other assets	$90,026	$88,513

Amounts reflected in depreciation, amortization, and depletion expense related to intangibles and other assets are as follows:

(In thousands of U.S. dollars)	Three Months Ended June 30, 2009	Three Months Ended June 30, 2008	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008
Intangible amortization	$353	$391	$707	$782
Software amortization	439	441	878	844
Replacement parts amortization (1)	846	1,034	2,772	1,867

(1)	The value of current replacement parts is included in inventory.

The estimated future amortization expense for intangible assets over the next five years is as follows:

(In thousands of U.S. dollars)
Remainder of 2009	$707
2010	1,265
2011	1,065
2012	915
2013	815

5. LONG-TERM DEBT

A summary of long-term debt is as follows:

(In thousands of U.S. dollars)		As of June 30, 2009			As of December 31, 2008
	Original Maturity	Effective Interest Rate	Balance	Fair Value	Balance	Fair Value
Verso Paper Holdings LLC
First Priority Revolving Credit Facility	8/1/2012	3.75%	$111,025	$111,025	$92,083	$66,760
First Priority Term Loan	8/1/2013	—	—	—	253,588	183,851
Senior Secured Notes - Fixed	7/1/2014	13.75%	299,104	299,104	—	—
Second Priority Senior Secured Notes - Fixed	8/1/2014	9.13%	350,000	166,600	350,000	141,750
Second Priority Senior Secured Notes - Floating	8/1/2014	4.78%	214,500	96,525	250,000	80,000
Senior Subordinated Notes	8/1/2016	11.38%	300,000	84,000	300,000	90,000
Verso Paper Finance Holdings LLC
Senior Unsecured Term Loan	2/1/2013	7.31%	91,065	20,490	112,000	33,600

			1,365,694	777,744	1,357,671	595,961
Less current maturities			—	—	(2,850)	(2,066)

Long-term debt			$1,365,694	$777,744	$1,354,821	$593,895

The Company determines the fair value of its long-term debt based on market information and a review of prices and terms available for similar obligations.

Amounts included in interest expense related to long-term debt and amounts of cash interest payments on long-term debt are as follows:

(In thousands of U.S. dollars)	Three Months Ended June 30, 2009	Three Months Ended June 30, 2008	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008
Interest expense	$27,254	$29,647	$53,031	$62,124
Cash interest paid	7,889	16,785	46,346	67,843
Debt issuance cost amortization (1)	1,479	5,210	2,981	6,913

(1)	Amortization of debt issuance cost is included in interest expense.

Verso Finance has a senior unsecured term loan which matures on February 1, 2013. In May 2008, the Company used a portion of the net proceeds from its IPO to repay $138 million of the outstanding principal of the term loan and to pay a related $1.4 million prepayment penalty. During the second quarter of 2009, the Company repurchased $26.7 million of the term loan for a total purchase price of $5.7 million, which resulted in a gain of $20.5 million, net of the write-off of unamortized debt issuance costs. The net gain is recognized in Other income on the condensed consolidated statement of operations. As of June 30, 2009, $5.2 million was included in Accounts payable on the condensed consolidated balance sheet for debt purchases that had not settled. The term loan allows Verso Finance to pay interest either in cash or in-kind through the accumulation of the outstanding principal amount. Verso Finance has elected to exercise the PIK option for $5.8 million of interest payments due in 2009.

During the second quarter of 2009, the Company repurchased and retired $23.5 million of Verso Holdings’ second priority senior secured notes due on August 1, 2014, for a total purchase price of $11.3 million, which resulted in a gain of $11.6 million, net of the write-off of unamortized debt issuance costs. For the six months ended June 30, 2009, the Company has repurchased and retired $35.5 million of these notes for a total purchase price of $14.1 million, which resulted in a gain of $20.5 million, net of the write-off of unamortized debt issuance costs. In addition, the Company de-designated the interest rate swap hedging interest payments on these notes and recognized losses of $0.8 million related to fair value adjustments on the interest rate swap. The net gain resulting from these transactions is recognized in Other income on the condensed consolidated statement of operations.

On June 11, 2009, Verso Holdings issued $325.0 million aggregate principal amount of 11.5% senior secured notes due July 1, 2014. These notes are secured by substantially all of the property and assets of Verso Holdings. The notes are secured on a ratable and pari passu basis with Verso Holdings’ senior secured credit facility. The net proceeds after deducting the discount, underwriting fees, and issuance costs were $289.0 million, which funds were used to repay in full $252.9 million outstanding on Verso Holdings’ first priority term loan and to temporarily reduce the debt outstanding under the revolving credit facility by $35.0 million. The write-off of unamortized debt issuance costs related to the term loan resulted in a loss of $5.9 million, which was recognized in Other income on the condensed consolidated statement of operations.

6. RETIREMENT PLANS

The Company maintains a defined benefit pension plan that provides retirement benefits to hourly employees at the Androscoggin, Bucksport, and Sartell mills. The plan provides defined benefits based on years of credited service times a specified flat dollar benefit rate.

The Company makes contributions that are sufficient to fully fund its actuarially determined costs, generally equal to the minimum amounts required by the Employee Retirement Income Security Act (ERISA). In the second quarter of 2009, the Company made contributions of $1.9 million attributable to the 2009 plan year compared to contributions of $2.1 million made in the second quarter of 2008 attributable to the 2008 plan year. For the six months ended June 30, 2009, contributions totaled $2.1 million, with $1.9 million attributable to the 2009 plan year and $0.2 million attributable to the 2008 plan year. For the six months ended June 30, 2008, contributions totaled $3.7 million, with $2.2 million attributable to the 2008 plan year and $1.5 million attributable to the 2007 plan year. The Company expects to make additional contributions of $4.8 million in 2009, with $1.0 million being related to the 2008 plan year and $3.8 million related to the 2009 plan year.

The following table summarizes the components of net periodic expense:

(In thousands of U.S. dollars)	Three Months Ended June 30, 2009	Three Months Ended June 30, 2008	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008
Components of net periodic benefit cost:
Service cost	$1,592	$1,494	$3,184	$2,988
Interest cost	381	249	762	499
Expected return on plan assets	(309)	(190)	(618)	(381)
Amortization of prior service cost	218	218	436	436
Actuarial loss	79	—	158	—

Net periodic benefit cost	$1,961	$1,771	$3,922	$3,542

The expected return on plan assets assumption for 2009 will be 7.50%.

The Company also sponsors a 401(k) plan to provide salaried and hourly employees an opportunity to accumulate personal funds and to provide additional benefits for retirement. Contributions may be made on a before-tax basis to the plan. As determined by the provisions of the plan, the Company matches the employees’ basic voluntary contributions; however, in response to the challenging economic conditions, the Company suspended its matching contributions to the 401(k) plan for exempt and non-exempt salaried employees beginning April 3, 2009, which will reduce expense by approximately $3.0 million on an annual basis.

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

The fair value of Legacy Class D Units granted to directors in the six months ended June 30, 2008, was approximately $0.1 million. The Company estimates the fair value of management equity awards using the Black-Scholes valuation model. Key input assumptions applied under the Black-Scholes option pricing model for this grant were as follows: expected term of five years, volatility rate of 36.65% based on industry historical volatility rate, no expected dividends and an average risk free rate of 3.0%.

Equity award expense was $0.1 million and $0.2 million for the three-month and six-month periods ended June 30, 2009, respectively. As of June 30, 2009, there was $0.6 million of unrecognized compensation cost related to unvested Legacy Class B Units. This cost is expected to be recognized over a weighted-average period of approximately 2.1 years. Equity award expense for the three-month and six-month periods ended June 30, 2008, was $10.9 million and $11.0 million, respectively, which included the $10.8 million related to the vesting of the Legacy Class C Units.

The 2008 Incentive Award Plan, which authorized the issuance of awards covering up to 4,250,000 shares of common stock of Verso Paper Corp., allows stock awards to be granted to non-employee directors upon approval by the board of directors. During the first quarter of 2009, the Company granted a director, upon his election to the board, 15,200 options to acquire common stock of the Company which were immediately vested with a contractual life of 10 years and an exercise price of $0.71 per share. The Company used the Black-Scholes valuation model to estimate a grant date fair value per option of $0.22 for this stock option award. Key input assumptions applied under the Black-Scholes option pricing model were as follows: expected term of five years, volatility rate of 31.82% based on industry historical volatility rate, no expected dividends and an average risk free rate of 1.97%.

Additionally, the 2008 Incentive Award Plan allows awards to be granted to employees upon approval by the board of directors. During the first quarter of 2009, the Company granted to employees 121,833 options to acquire common stock of the Company with an exercise price of $1.09 per share, of which 40,613 vest on January 5, 2012, subject to continuous employment by the participant through the vesting date. The remaining 81,220 options granted vest over a three-year period based on achievement of performance criteria which is tied to Verso’s calculation of Adjusted EBITDA. However, the performance period has not begun and performance criteria have not been communicated to the participants for 50% of these options. Accordingly, a fair value has not been determined and no expense has been recognized related to these 40,609 options. The remaining 40,611 options awarded under performance-based grants for which the performance period has begun and the 40,613 time-vested options were valued using the Black-Scholes option pricing model to estimate a grant date fair value per option of $0.16. Key input assumptions applied under the Black-Scholes option pricing model were as follows: market price of $0.70 per option on date of grant, expected term ranging from four to five years, volatility rate of 31.82% based on industry historical volatility rate, no expected dividends and an average risk free rate of 2.19%.

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

In February 2008, the Company entered into a two-year, $250 million notional value receive-variable, pay-fixed interest rate swap in connection with the Company’s outstanding floating rate notes that mature in 2014. The notes pay interest quarterly based on a three-month LIBOR. The Company is hedging the cash flow exposure on its quarterly variable-rate interest payments due to changes in the benchmark interest rate (three-month LIBOR) and designated the interest rate swap as a cash flow hedge under SFAS No. 133. During the first quarter of 2009, the Company repurchased $12 million of the hedged notes and de-designated the portion of the swap hedging the interest payments on this portion of the debt. During the second quarter of 2009, the Company repurchased an additional $23.5 million of the hedged notes and de-designated the remainder of the interest rate swap. Subsequent fair value adjustments on the interest rate swap have resulted in losses of $0.8 million which are recognized in Other income on the condensed consolidated statement of operations.

The following table presents information about the volume and fair value amounts of the Company’s derivative instruments.

	At June 30, 2009			At December 31, 2008
		Fair Value Measurements			Fair Value Measurements		Balance
(dollars in thousands)	Nominal Volume	Derivative Asset	Derivative Liability	Nominal Volume	Derivative Asset	Derivative Liability	Sheet Location
Derivatives designated as hedging instruments under SFAS No. 133

Short-term, fixed price energy swaps - MMBtu’s	3,220,238	$21	$13,200	7,242,456	$—	$26,878	Other assets/ Accrued liabilities
Interest rate swaps, receive-variable, pay-fixed	$—	—	—	$250,000	—	3,677	Other liabilities
Derivatives not designated as hedging instruments under SFAS No. 133
Interest rate swaps, receive-variable, pay-fixed	$250,000	—	3,719	$—	—	—	Other liabilities

The following tables present information about the effect of the Company’s derivative instruments on Accumulated other comprehensive income and the condensed consolidated statements of operations.

(dollars in thousands)	Gain (Loss) Recognized in OCI		Gain (Loss) Reclassified from Accumulated OCI		Location of
	At June 30,	At December 31,	Six Months Ended June 30,		Gain (Loss) on Statements
	2009	2008	2009	2008	of Operations
Derivatives designated as hedging instruments under SFAS No. 133
Short-term, fixed price energy swaps (1)	$(13,112)	$(25,852)	$(23,431)	$1,033	Cost of products sold
Interest rate swaps, receive-variable, pay-fixed (1)	—	(2,197)	(1,594)	312	Interest expense

(1)	Net losses at June 30, 2009, are expected to be reclassified from Accumulated other comprehensive income into earnings within the next 6 months.

(dollars in thousands)			Gain (Loss) Recognized		Location of
	Gain (Loss) Recognized		on Derivative
	on Derivative		(Ineffective Portion)		Gain (Loss)
	Six Months Ended June 30,				on Statements
	2009	2008	2009	2008	of Operations
Derivatives designated as hedging instruments under SFAS No. 133
Short-term, fixed price energy swaps	$(2,782)	$1,686	$(57)	$(6)	Cost of products sold
Derivatives not designated as hedging instruments under SFAS No. 133
Interest rate swaps, receive-variable, pay-fixed	(784)	—			Other income

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

The fair value framework requires the categorization of assets and liabilities into three levels based upon the assumptions used to value the assets or liabilities. Level 1 provides the most reliable measure of fair value, whereas Level 3 generally requires significant management judgment. The three levels are defined as follows:

• Level 1:	Unadjusted quoted prices in active markets for identical assets or liabilities at the measurement date.

• Level 2:	Observable inputs other than those included in Level 1. For example, quoted prices for similar assets or liabilities in active markets or quoted prices for identical assets or liabilities in inactive markets.

• Level 3:	Unobservable inputs reflecting management’s own assumption about the inputs used in pricing the asset or liability at the measurement date.

As of June 30, 2009, the fair values of the Company’s assets and liabilities measured at fair value on a recurring basis are categorized as follows:

(In thousands of U.S. dollars)	Total	Level 1	Level 2	Level 3
ASSETS
Deferred compensation assets (a)	$504	$504	$—	$—
Regional Greenhouse Gas Initiative carbon credits (a)	362	—	362	—
Commodity swaps (a)	21	—	21	—

Total assets at fair value on June 30, 2009	$887	$504	$383	$—

LIABILITIES
Commodity swaps (a)	$13,200	$—	$13,200	$—
Interest rate swaps (b)	3,719	—	3,719	—
Deferred compensation liabilities (a)	504	504	—	—

Total liabilities at fair value on June 30, 2009	$17,423	$504	$16,919	$—

(a)	Based on observable market data.
(b)	Based on observable inputs for the liability (interest rates and yield curves observable at specific intervals).

The Company did not record any impairment charges on long-lived assets and no significant events requiring non-financial assets and liabilities to be measured at fair value occurred (subsequent to initial recognition) during the six months ended June 30, 2009.

10. RELATED PARTY TRANSACTIONS

The Company had net sales to International Paper of $26.6 million and $53.4 million for the three-month and six-month periods ended June 30, 2009, compared to $44.5 million and $80.6 million for the three-month and six-month periods ended June 30, 2008, respectively. The Company had purchases from International Paper, included in cost of products sold, of $1.0 million and $2.1 million for the three-month and six-month periods ended June 30, 2009, compared to $3.2 million and $4.3 million for the three-month and six-month periods ended June 30, 2008, respectively.

Subsequent to the Acquisition, the Company entered into a management agreement with Apollo relating to the provision of certain financial and strategic advisory services and consulting services. Upon consummation of the IPO in 2008, Apollo terminated the annual fee arrangement under the management agreement for its consulting and advisory services in exchange for a one-time fee of $23.1 million. Although the annual fee arrangement was terminated in connection with the IPO, the management agreement remains in effect and will expire on August 1, 2018.

11. RESTRUCTURING AND OTHER CHARGES

Restructuring and other charges are comprised of transition and other non-recurring costs associated with the acquisition and carve out of our operations from those of International Paper, including costs of a transition service agreement with International Paper, technology migration costs, consulting and legal fees, and other one-time costs related to us operating as a stand-alone business. The charges for the three-month and six-month periods ended June 30, 2009, were $0.1 million and $0.3 million, compared to $23.7 million and $25.4 million for the three-month and six-month periods ended June 30, 2008, respectively. The charges in 2008 included the one-time fee of $23.1 million to terminate the annual fee arrangement under the management agreement with Apollo.

12. COMMITMENTS AND CONTINGENCIES

The Company is involved in legal proceedings incidental to the conduct of its business. The Company does not believe that any liability that may result from these proceedings will have a material adverse effect on our financial statements.

The U.S. government provides an excise tax credit for companies that use alternative fuel mixtures in their businesses equal to $0.50 per gallon of alternative fuel contained in the mixture. In January and February 2009, the Internal Revenue Service certified that the Company’s operations at its Androscoggin and Quinnesec mills qualified for the alternative fuel mixture tax credit. Although there is some uncertainty as to the continued existence and availability of the alternative fuel mixture tax credit, the Company is reasonably assured that the tax credit for the alternative fuel mixture used by the Company through June 30, 2009, has been earned and will be collected from the U.S. government. Accordingly, during the six months ended June 30, 2009, the Company recognized $143.6 million of alternative fuel mixture tax credits for the period from September 2008 through June 2009, including $18.4 million for claims pending at June 30, 2009. These credits are recognized in Other income on the condensed consolidated statement of operations, net of $1.2 million of associated expenses. The receivable for claims pending is recognized in Accounts receivable – net on the condensed consolidated balance sheets.

In connection with the Acquisition, the Company assumed a twelve-year supply agreement with Thilmany, LLC, or “Thilmany,” for the specialty paper products manufactured on paper machine No. 5 at the Androscoggin mill. The agreement requires Thilmany to pay the Company a variable charge for the paper purchased and a fixed charge for the availability of the No. 5 paper machine. The Company is responsible for the No. 5 machine’s routine maintenance and Thilmany is responsible for any capital expenditures specific to the machine. Thilmany has the right to terminate the agreement if certain events occur.

The Company has a joint ownership interest with Bucksport Energy LLC, an unrelated third party, in a cogeneration power plant producing steam and electricity. The plant was built in 2000 and is located at and supports the Bucksport mill. Each co-owner owns an undivided proportional share of the plant’s assets. The Company owns 28% of the steam and electricity produced by the plant. The Company may purchase its remaining electrical needs from the plant at market rates. The Company is obligated to purchase the remaining 72% of the steam output from the plant at fuel cost plus a contractually fixed fee per unit of steam. Power generation and operating expenses are divided on the same basis as ownership. The Company has cash which is restricted in its use and may be used only to fund the ongoing energy operations of this investment. On June 30, 2009, the Company had $0.2 million of restricted cash included in Other assets in the accompanying condensed consolidated balance sheet.

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

The following table summarizes the industry segment data for the three-month and six-month periods ended June 30, 2009 and 2008:

(In thousands of U.S. dollars)	Three Months Ended June 30, 2009	Three Months Ended June 30, 2008	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008
Net Sales:
Coated and supercalendered	$256,746	$402,315	$512,723	$807,246
Hardwood market pulp	28,084	38,735	45,758	77,842
Other	13,285	10,552	26,708	20,421

Total	$298,115	$451,602	$585,189	$905,509

Operating Income (Loss):
Coated and supercalendered	$(36,621)	$(15,893)	$(57,173)	$5,461
Hardwood market pulp	(9,862)	6,785	(18,749)	17,283
Other	(1,989)	(1,244)	(4,297)	(2,691)

Total	$(48,472)	$(10,352)	$(80,219)	$20,053

Depreciation, Amortization, and Depletion:
Coated and supercalendered	$27,496	$29,696	$56,398	$56,466
Hardwood market pulp	4,555	4,257	8,869	8,904
Other	981	746	2,088	1,517

Total	$33,032	$34,699	$67,355	$66,887

Capital Spending:
Coated and supercalendered	$10,966	$23,487	$21,274	$32,895
Hardwood market pulp	2,023	4,022	3,364	6,895
Other	616	1,305	885	1,840

Total	$13,605	$28,814	$25,523	$41,630

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a leading North American supplier of coated papers to catalog and magazine publishers. Coated paper is used primarily in media and marketing applications, including catalogs, magazines, and commercial printing applications such as high-end advertising brochures, annual reports, and direct mail advertising. We are North America’s second largest producer of coated groundwood paper which is used primarily for catalogs and magazines. We are also a low cost producer of coated freesheet paper which is used primarily for annual reports, brochures, and magazine covers. In addition, we have a strategic presence in supercalendered paper which is primarily used for retail inserts. We also produce and sell market kraft pulp which is used to manufacture printing and writing paper grades and tissue products.

Financial Summary

The economic downturn has presented a significant challenge for manufacturers of coated paper as reduced spending on advertising and the overall weak retail market have significantly impacted our customers, especially magazine and catalog publishers, resulting in unprecedented declines in demand for coated papers. The unfavorable effect of this operating environment has been intensified as our customers reduced their inventory levels. Net sales decreased 34.0% in the second quarter of 2009, as sales volume dropped by 22.9% and the average sales price fell 14.4% compared to the second quarter of 2008. Our results reflect $33.5 million of unabsorbed costs resulting from over 153,000 tons of market downtime taken in the second quarter of 2009 as we continued to curtail our production in response to continued weak demand for coated papers.

In response to the ongoing, challenging operating environment, we continue to assess and implement, as appropriate, various earnings and expense reduction initiatives. Our company-wide cost reduction program, which is expected to yield $74 million in cost reductions, has produced approximately $26 million of savings during the first six months of 2009. Management expects to achieve most of these savings in 2009 and continues to search for and develop additional savings measures. Included in this program are material usage reductions, energy usage reductions, labor cost savings, chemical substitution, salary freezes, selling, general, and administrative expense reductions, and workforce planning improvements. Additionally, new product initiatives have contributed to a 25.9% increase in net sales for our Other segment, reflecting the development of new specialty paper product offerings for our customers.

Also included in second quarter’s results are $37.8 million in net benefits from alternative fuel mixture tax credits provided by the U.S. government for our use of black liquor in alternative fuel mixtures and $25.5 million in net gains related to the early retirement of debt. There is some possibility that the U.S. government will amend the alternative fuel mixture tax credit to eliminate or reduce its benefits for pulp and paper companies prior to its scheduled expiration on December 31, 2009. Any such amendment of the tax credit could have a material adverse effect on our financial condition, results of operations, and cash flows.

(In thousands of U.S. dollars)	Three Months Ended June 30, 2009	Three Months Ended June 30, 2008	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008
Net sales	$298,115	$451,602	$585,189	$905,509
Costs and expenses:
Cost of products sold - exclusive of depreciation, amortization, and depletion	298,548	377,178	567,488	752,580
Depreciation, amortization, and depletion	33,032	34,699	67,355	66,887
Selling, general, and administrative expenses	14,904	26,359	30,291	40,553
Restructuring and other charges	103	23,718	274	25,436

Operating (loss) income	(48,472)	(10,352)	(80,219)	20,053
Interest income	(21)	(141)	(79)	(332)
Interest expense	28,497	34,496	55,582	68,212
Other income, net	(66,691)	—	(180,008)	—

Net (loss) income	$(10,257)	$(44,707)	$44,286	$(47,827)

Results of Operations – Second Quarter of 2009 Compared to Second Quarter of 2008

Net Sales. Net sales for the second quarter of 2009 decreased 34% to $298.1 million from $451.6 million as total sales volume decreased 22.9% compared to last year, reflecting lower demand for coated papers in a difficult economic environment. The average sales price per ton for all of our products fell 14.4% from the second quarter of 2008 due to the weak demand.

Net sales for our coated and supercalendered papers segment decreased 36.2% to $256.7 million in the second quarter of 2009 from $402.3 million in the second quarter of 2008. The decrease reflects a 31.5% decrease in paper sales volume and a 6.8% decrease in average paper sales price per ton for the second quarter of 2009 compared to the same period last year.

Net sales for our market pulp segment decreased 27.5% to $28.1 million in the second quarter of 2009 from $38.8 million for the same period in 2008. This decline was due to a 41.1% decrease in average sales price per ton which was partially offset by a 23.2% increase in sales volume compared to the second quarter of 2008.

Net sales for our other segment increased 25.9% to $13.3 million in the second quarter of 2009 from $10.5 million in the second quarter of 2008. The improvement in 2009 is due to a 32.2% increase in sales volume, reflecting the development of new specialty paper product offerings for our customers. Average sales price per ton decreased 4.7% compared to the second quarter of 2008.

Cost of sales. Cost of sales, including depreciation, amortization, and depletion, decreased 19.5% to $331.5 million from $411.9 million in the second quarter of 2008, primarily reflecting the decline in sales volume. Our gross margin, excluding depreciation, amortization, and depletion, was (0.1)% for the second quarter of 2009 compared to 16.5% for the second quarter of 2008, reflecting $33.5 million of unabsorbed costs resulting from over 153,000 tons of market downtime taken in the second quarter of 2009 as we continue to curtail our production in response to continued weak demand for coated papers. Depreciation, amortization, and depletion expense was $33.0 million in the second quarter of 2009 compared to $34.7 million in the second quarter of 2008.

Selling, general, and administrative. Selling, general, and administrative expenses were $14.9 million in the second quarter of 2009 compared to $26.3 million for the same period in 2008, reflecting the absence of expenses associated with our IPO and the effect of our expense reduction initiatives.

Interest expense. Interest expense for the second quarter of 2009 was $28.5 million compared to $34.5 million for the same period in 2008. The decrease in interest expense was primarily due to lower interest rates on floating rate debt in 2009.

Other income. Other income was $66.7 million for the second quarter of 2009, which includes $37.8 million in net benefits from alternative fuel mixture tax credits provided by the U.S. government for our use of black liquor in alternative fuel mixtures and $25.5 million in net gains related to the early retirement of debt.

Restructuring and other charges. Restructuring and other charges for the second quarter of 2009 were $0.1 million compared to $23.7 million for the second quarter of 2008. Restructuring and other charges are comprised of transition and other costs, including those associated with the Acquisition (i.e., technology migration costs, consulting and legal fees, and other one-time costs). Subsequent to the Acquisition, we entered into a management agreement with Apollo relating to the provision of certain financial and strategic advisory services and consulting services. Upon consummation of the IPO, Apollo terminated the annual fee arrangement under the management agreement for a one-time fee of $23.1 million.

Results of Operations – First Six Months of 2009 Compared to First Six Months of 2008

Net Sales. Net sales for the six months ended June 30, 2009, decreased 35.4% to $585.2 million from $905.5 million as total sales volume decreased 30.2% compared to last year, reflecting lower demand for coated papers and market pulp in a difficult economic environment. The average sales price per ton for all of our products fell 7.5% in 2009 due to the weak demand.

Net sales for our coated and supercalendered papers segment decreased 36.5% to $512.7 million for the six months ended June 30, 2009, from $807.2 million for the six months ended June 30, 2008. The decrease reflects a 35.2% decrease in paper sales volume and a 1.9% decrease in average paper sales price per ton for the six months ended June 30, 2009 compared to the same period last year.

Net sales for our market pulp segment decreased 41.2% to $45.8 million for the six months ended June 30, 2009, from $77.9 million for the same period in 2008. This decline was due to a 36.3% decrease in average sales price per ton combined with a 7.7% decrease in sales volume compared to the six months ended June 30, 2008.

Net sales for our other segment increased 30.8% to $26.7 million for the six months ended June 30, 2009, from $20.4 million for the six months ended June 30, 2008. The improvement in 2009 is due to a 28.9% increase in sales volume and a 1.5% increase in average sales price per ton compared to the six months ended June 30, 2008, reflecting the development of new specialty paper product offerings for our customers.

Cost of sales. Cost of sales, including depreciation, amortization, and depletion, decreased 22.5% to $634.8 million for the six months ended June 30, 2009, compared to $819.5 million for the same period last year, primarily reflecting the decline in sales volume. Our gross margin, excluding depreciation, amortization, and depletion, was 3.0% for the six months ended June 30, 2009, compared to 16.9% for the six months ended June 30, 2008, reflecting $64.8 million of unabsorbed costs resulting from almost 290,000 tons of market downtime taken in the six months ended June 30, 2009, as we continue to curtail our production in response to continued weak demand for coated papers. Depreciation, amortization, and depletion expense was $67.3 million for the six months ended June 30, 2009, compared to $66.9 million in 2008.

Selling, general, and administrative. Selling, general, and administrative expenses were $30.3 million for the six months ended June 30, 2009, compared to $40.5 million for the same period in 2008, reflecting the absence of expenses associated with our IPO and the effect of our expense reduction initiatives.

Interest expense. Interest expense for the six months ended June 30, 2009, was $55.6 million compared to $68.2 million for the same period in 2008. The decrease in interest expense was primarily due to lower interest rates on floating rate debt in 2009.

Other income. Other income was $180.0 million for the six months ended June 30, 2009, which includes $142.4 million in net benefits from alternative fuel mixture tax credits provided by the U.S. government for our use of black liquor in alternative fuel mixtures and $34.2 million in net gains related to the early retirement of debt.

Restructuring and other charges. Restructuring and other charges for the six months ended June 30, 2009, were $0.3 million compared to $25.4 million for the same period in 2008. Restructuring and other charges are comprised of transition and other costs, including those associated with the Acquisition (i.e., technology migration costs, consulting and legal fees, and other one-time costs). Subsequent to the Acquisition, we entered into a management agreement with Apollo relating to the provision of certain financial and strategic advisory services and consulting services. Upon consummation of the IPO, Apollo terminated the annual fee arrangement under the management agreement for a one-time fee of $23.1 million.

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

Liquidity and Capital Resources

We rely primarily upon cash flow from operations and borrowings under our revolving credit facility to finance operations, capital expenditures, and fluctuations in debt service requirements. We believe that our ability to manage cash flow and working capital levels, particularly inventory and accounts payable, will allow us to meet our current and future obligations, pay scheduled principal and interest payments, and provide funds for working capital, capital expenditures, and other needs of the business for at least the next twelve months. However, given the uncertainty of the current economic environment, no assurance can be given that we will be able to generate sufficient cash flows from operations or that future borrowings will be available under our revolving credit facility in an amount sufficient to fund our liquidity needs. As of June 30, 2009, $42.6 million was available for future borrowing under our revolving credit facility, after reduction for $30.6 million in letters of credit and $111.0 million in outstanding borrowings. As we focus on managing our expenses and cash flows, we continue to assess and implement, as appropriate, various earnings and expense reduction initiatives. Management has developed a company-wide cost reduction program, which we expect to yield $74 million in cost reductions. Management expects to achieve most of the cost reductions in 2009.

Net cash flows from operating activities. Net cash provided by operating activities was $6.8 million for the six months ended June 30, 2009, compared to $31.8 million for the six months ended June 30, 2008. The decrease in net cash provided by operating activities is primarily due to changes in working capital, which included a decline in accounts payable and accrued liabilities. The decline in accounts payable is related to the large amount of market downtime taken in response to the challenging market conditions. Additionally, an increase in accounts receivable was primarily due to accruals for alternative fuel mixture tax credits. Partially offsetting these negative impacts on cash flows from operating activities was an improvement in performance with net income of $44.3 million for the six months ended June 30, 2009, compared to net losses of $47.8 million for the six months ended June 30, 2008. This increase in earnings includes $142.4 million in net benefits from alternative fuel mixture tax credits provided by the U.S. government for our use of black liquor in alternative fuel mixtures. There is some possibility that the U.S. government will amend the alternative fuel mixture tax credit to eliminate or reduce its benefits for pulp and paper companies prior to its scheduled expiration on December 31, 2009. Any such amendment of the tax credit could have a material adverse effect on our financial condition, results of operations, and cash flows.

Net cash flows from investing activities. For the six months ended June 30, 2009 and 2008, we used $25.5 million and $41.5 million, respectively, of net cash in investing activities due to investments in capital expenditures. Management has significantly reduced expected annual capital expenditures from $81 million in 2008 to a projected $30 million in 2009, the majority of which were realized during the first half of the year while the mills were experiencing significant market downtime.

Net cash flows from financing activities. For the six months ended June 30, 2009, financing activities provided net cash of $39.7 million reflecting proceeds from the issuance of $325.0 million in senior secured notes net of discount, underwriting fees, and issuance costs, $18.9 million in net borrowings on the revolver, and $303.2 in principal payments on long-term debt. This compares to $0.5 million of net cash used in 2008 due to proceeds from issuance of common stock net of principal payments of borrowings.

Indebtedness. As of June 30, 2009, our aggregate indebtedness was $1,365.7 million, net of $25.9 million of unamortized discounts.

On June 30, 2009, Verso Paper Holdings LLC, or “Verso Holdings,” had a credit facility and outstanding debt securities consisting of:

•

$200 million revolving credit facility maturing in 2012, under which $111.0 million was outstanding, $30.6 million in letters of credit were issued, and $42.6 million was available for future borrowing on June 30, 2009.

•	$325 million aggregate principal amount of 11.5% senior secured fixed rate notes due 2014;

•	$350 million aggregate principal amount of 9 1/ 8% second priority senior secured fixed rate notes due 2014;

•	$215 million aggregate principal amount of second priority senior secured floating rate notes due 2014; and

•	$300 million aggregate principal amount of 11 3/8% senior subordinated fixed rate notes due 2016.

The revolving credit facility bears interest at a rate equal to LIBOR plus 3.00% and/or Prime plus 2.00%, and the weighted average interest rate at June 30, 2009, was 3.75%. Verso Holdings is required to pay a commitment fee to the lenders under the revolving credit facility in respect of unutilized commitments at a rate equal to 0.50% per annum (subject to reduction in certain circumstances) and customary letter of credit and agency fees. The revolving credit facility is secured by first priority security interests in, and mortgages on, substantially all tangible and intangible assets of Verso Holdings and each of its direct and indirect subsidiaries. It is also secured by first priority pledges of all the equity interests owned by Verso Holdings in its subsidiaries. The obligations under the revolving credit facility are unconditionally guaranteed by Verso Paper Finance Holdings LLC, or “Verso Finance,” and, subject to certain exceptions, each of its direct and indirect subsidiaries. On June 3, 2009, the credit agreement was amended and restated to provide for the issuance of senior secured notes (see below). The amendment also, among other things, increased the applicable margin for the interest rate on borrowings under the revolving credit facility to 3.0% for Eurodollar loans and 2.0% for base rate loans and eliminated the requirement to maintain a net first-lien secured debt to Adjusted EBITDA ratio.

On June 11, 2009, Verso Holdings issued $325.0 million aggregate principal amount of 11.5% senior secured notes due July 1, 2014. These fixed-rate notes pay interest semi-annually. The notes are secured by substantially all of the property and assets of Verso Holdings. The notes are secured on a ratable and pari passu basis with Verso Holdings’ senior secured credit facility. The net proceeds, after deducting the discount, underwriting fees, and issuance costs, were $289.0 million, which funds were used to repay in full $252.9 million outstanding on Verso Holdings’ first priority term loan and to temporarily reduce the debt outstanding under the revolving credit facility by $35.0 million. The write-off of unamortized debt issuance costs related to the term loan resulted in a loss of $5.9 million, which was recognized in Other income on the condensed consolidated statement of operations.

The original principal amount of both the fixed-rate second priority senior secured notes and the senior subordinated notes was outstanding at June 30, 2009. These fixed-rate notes pay interest semi-annually. During the six months ended June 30, 2009, the Company repurchased and retired $35.5 million of Verso Holdings’ second priority senior secured floating-rate notes due on August 1, 2014, for a total purchase price of $14.1 million, which resulted in a gain of $20.5 million, net of the write-off of unamortized debt issuance costs. In addition, the Company de-designated the interest rate swap hedging interest payments on these notes and recognized losses of $0.8 million related to fair value adjustments on the interest rate swap. The net gain resulting from these transactions is recognized in Other income on the condensed consolidated statement of operations. The floating rate notes bear interest at a rate equal to LIBOR plus 3.75% with the interest rate being 4.8% at June 30, 2009, and pay interest quarterly. The fixed rate and floating rate senior secured notes have the benefit of a second priority security interest in the collateral securing our senior secured credit facilities, while the subordinated notes are unsecured.

The indentures governing our notes contain various covenants which limit our ability to, among other things, incur additional indebtedness; pay dividends or make other distributions or repurchase or redeem our stock; make investments; sell assets, including capital stock of restricted subsidiaries; enter into agreements restricting our subsidiaries’ ability to pay dividends; consolidate, merge, sell or otherwise dispose of all or substantially all of our assets; enter into transactions with our affiliates; and incur liens. As of June 30, 2009, we were in compliance with all such covenants.

Additionally, Verso Finance has $91 million aggregate principal amount outstanding on its senior unsecured floating-rate term loan which matures in 2013. In May 2008, the Company used a portion of the net proceeds from its IPO to repay $138 million of the outstanding principal of the term loan and to pay a related $1.4 million prepayment penalty. During the second quarter of 2009, the Company repurchased $26.7 million of the term loan for a total purchase price of $5.7 million, which resulted in a gain of $20.5 million, net of the write-off of unamortized debt issuance costs. The net gain is recognized in Other income on the condensed consolidated statement of operations. The term loan bears interest at a rate equal to LIBOR plus 6.25% on interest payments made in cash and LIBOR plus 7.00% for interest paid in-kind and added to the principal balance. The weighted-average interest rate in effect on June 30, 2009, was 7.31%. The term loan allows Verso Finance to pay interest either in cash or in-kind through the accumulation of the outstanding principal amount. Verso Finance has elected to exercise the PIK option for $5.8 million of interest payments due in 2009.

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

The Company may elect to retire its outstanding debt in open market purchases, privately negotiated transactions, or otherwise. These repurchases may be funded through available cash from operations and borrowings from our credit facilities. Such repurchases are dependent on prevailing market conditions, the Company’s liquidity requirements, contractual restrictions, and other factors.

Critical Accounting Policies

Our accounting policies are fundamental to understanding management’s discussion and analysis of financial condition and results of operations. Our consolidated condensed financial statements are prepared in conformity with accounting principles generally accepted in the United States of America and follow general practices within the industry in which we operate. The preparation of the financial statements requires management to make certain judgments and assumptions in determining accounting estimates. Accounting estimates are considered critical if the estimate requires management to make assumptions about matters that were highly uncertain at the time the accounting estimate was made, and different estimates reasonably could have been used in the current period, or changes in the accounting estimate are reasonably likely to occur from period to period, that would have a material impact on the presentation of our financial condition, changes in financial condition or results of operations.

Management believes the following critical accounting policies are both important to the portrayal of our financial condition and results of operations and require subjective or complex judgments. These judgments about critical accounting estimates are based on information available to us as of the date of the financial statements.

Accounting policies whose application may have a significant effect on the reported results of operations and financial position, and that can require judgments by management that affect their application, include the following: Statement of Financial Accounting Standards, or “SFAS,” No. 5, Accounting for Contingencies; SFAS No. 144, Accounting for the Impairment or Disposal of Long-

Lived Assets; SFAS No. 142, Goodwill and Other Intangible Assets; SFAS No. 87, Employers’ Accounting for Pensions; and SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.

Impairment of long-lived assets and goodwill. Long-lived assets are reviewed for impairment upon the occurrence of events or changes in circumstances that indicate that the carrying value of the assets may not be recoverable, as measured by comparing their net book value to the estimated undiscounted future cash flows generated by their use.

Goodwill and other intangible assets are accounted for in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. Intangible assets primarily consist of trademarks, customer-related intangible assets and patents obtained through business acquisitions. Impairment is the condition that exists when the carrying amount of these assets exceed their implied fair value. An impairment evaluation of the carrying amount of goodwill and other intangible assets with indefinite lives is conducted annually or more frequently if events or changes in circumstances indicate that an asset might be impaired. The Company has identified the following trademarks as intangible assets with an indefinite life: Influence®, Liberty®, and Advocate®. Goodwill is evaluated at the reporting unit level and has been allocated to the “Coated” segment. The valuation as of October 1, 2008, indicated no impairment of goodwill or trademarks assigned indefinite lives.

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

Recent Accounting Developments

Accounting Standards Codification. In June 2009, the Financial Accounting Standards Board, or “FASB,” issued SFAS No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles, which establishes the FASB Accounting Standards CodificationTM, or the “Codification,” as the source of authoritative U.S. generally accepted accounting principles recognized by the FASB to be applied by nongovernmental entities. When effective, the Codification will supersede all existing non-SEC accounting and reporting standards. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative guidance for SEC registrants. All guidance contained in the Codification carries an equal level of authority. All non-grandfathered, non-SEC accounting literature not included in the Codification is superseded and deemed non-authoritative. SFAS No. 168 and the Codification are effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of SFAS No. 168 and the Codification are not expected to have a material impact on our financial condition, results of operations, or cash flows.

Postretirement Benefit Plan Assets. In December 2008, the FASB issued FSP FAS 132(R)-1, Employers’ Disclosure about Postretirement Benefit Plan Assets, which amends SFAS No. 132(R) to require more detailed disclosures about employers’ pension plan assets. New disclosures will include more information on investment strategies, major categories of plan assets, concentrations of risk within plan assets and valuation techniques used to measure the fair value of plan assets. FSP FAS 132(R)-1 is effective for fiscal years ending after December 15, 2009. Since FSP FAS 132(R)-1 only addresses disclosure requirements, the adoption of FSP FAS 132(R)-1 will have no impact on our financial condition, results of operations, or cash flows.

Forward-Looking Statements

In this quarterly report, all statements that are not purely historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may be identified by the words “believe,” “expect,” “anticipate,” “project,” “plan,” “estimate,” “intend,” and similar expressions. Forward-looking statements are based on currently available business, economic, financial, and other information and reflect management’s current beliefs, expectations, and views with respect to future developments and their potential effects on Verso. Actual results could vary materially depending on risks and uncertainties that may affect Verso and its business. For a discussion of such risks and uncertainties, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other sections of this quarterly report and to Verso’s other filings with the Securities and Exchange Commission. Verso assumes no obligation to update any forward-looking statement made in this quarterly report to reflect subsequent events or circumstances or actual outcomes.

Covenant Compliance

The credit agreement and the indentures governing Verso Holdings’ outstanding notes contain financial and other restrictive covenants that limit our ability to take certain actions, such as incurring additional debt or making acquisitions. Although we do not expect to violate any of the provisions in the agreements governing our outstanding indebtedness, these covenants can result in limiting our long-term growth prospects by hindering our ability to incur future indebtedness or grow through acquisitions.

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

Interest Rates

We issued fixed- and floating-rate debt to finance the Acquisition in order to manage our variability to cash flows from interest rates. Borrowings under our senior secured credit facilities and our floating-rate notes accrue interest at variable rates, and a 100 basis point increase in quoted interest rates on our debt balances outstanding as of June 30, 2009, under our first priority revolving facility and our floating-rate notes would increase our annual interest expense by $4.2 million. While we may enter into agreements limiting our exposure to higher interest rates, any such agreements may not offer complete protection from this risk.

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

We do not hedge the entire exposure of our operations from commodity price volatility for a variety of reasons. To the extent that we do not hedge against commodity price volatility, our results of operations may be affected either favorably or unfavorably by a shift in the future price curve. As of June 30, 2009, we had net unrealized losses of $13.2 million on open commodity contracts with maturities of one to six months. These derivative instruments involve the exchange of net cash settlements, based on changes in the price of the underlying commodity index compared to the fixed price offering, at specified intervals without the exchange of any underlying principal. A 10% decrease in commodity prices would have a negative impact of approximately $1.4 million on the fair value of such instruments. This quantification of exposure to market risk does not take into account the offsetting impact of changes in prices on anticipated future energy purchases.

In February 2008, we entered into a two-year $250 million notional value receive-variable, pay-fixed interest rate swap in connection with our outstanding floating rate notes that mature in 2014. We are hedging the cash flow exposure on our quarterly variable-rate interest payments due to changes in the benchmark interest rate (three-month LIBOR). During the first six months of 2009, the Company repurchased $35.5 million of the hedged notes and de-designated the interest-rate swap hedging the interest payments on the debt. Subsequent fair value adjustments on the interest rate swap have resulted in losses of $0.8 million which are recognized in Other income on the condensed consolidated statement of operations. On June 30, 2009, the fair value of this swap was an unrealized loss of $3.7 million. A 10% decrease in interest rates would have a negative impact of approximately $0.2 million on the fair value of this instrument.

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

Chemicals. Chemicals utilized in the manufacturing of coated papers include latex, starch, calcium carbonate, and titanium dioxide. We purchase these chemicals from a variety of suppliers and are not dependent on any single supplier to satisfy our chemical needs. In the near term, we expect the rate of inflation for our total chemical costs to be lower than that experienced over the last two years. However, we expect imbalances in supply and demand will drive higher prices for certain chemicals.

Wood. Our costs to purchase wood are affected directly by market costs of wood in our regional markets and indirectly by the effect of higher fuel costs on logging and transportation of timber to our facilities. While we have in place fiber supply agreements that ensure a substantial portion of our wood requirements, purchases under these agreements are typically at market rates. As we have begun to utilize wood harvested from our 23,000-acre hybrid poplar woodlands located near Alexandria, Minnesota, our ongoing wood costs should be positively impacted.

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in reports that we file and submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There are inherent limitations to the effectiveness of any disclosure controls and procedures, including the possibility of human error or the circumvention or overriding of the controls and procedures, and even effective disclosure controls and procedures can provide only reasonable assurance of achieving their objectives. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2009. Based upon the evaluation, and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2009.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the fiscal quarter ended June 30, 2009, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We held our Annual Meeting of Stockholders on May 21, 2009. At the meeting, our stockholders voted on proposals to: (1) elect three directors to serve on the board of directors of Verso as Class I directors for a term of three years; and (2) ratify the appointment of Deloitte & Touche LLP to serve as Verso’s independent registered public accounting firm for the year ending December 31, 2009.

The tabulation of votes with respect to each proposal was as follows:

		Number of Votes
1.	Election of Directors	For		Withheld
	Thomas Gutierrez	48,466,607		782,638
	Eric L. Press	48,268,665		980,580
	L.H. Puckett, Jr.	48,260,703		988,542

2.	Ratification of Deloitte & Touche LLP	For	Against	Abstained
	to serve as Verso’s independent registered public accounting firm	48,862,001	307,596	79,648

There were no broker non-votes on these proposals.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

The following exhibits are included with this report:

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of Verso Paper Corp. (1)

3.2	Amended and Restated Bylaws of Verso Paper Corp. (1)

4.1	Collateral Agreement dated as of August 1, 2006, among Verso Paper Holdings LLC, Verso Paper Inc., the subsidiaries named therein, and Wilmington Trust Company, as collateral agent.

4.2	Indenture dated as of June 11, 2009, among Verso Paper Holdings LLC, Verso Paper Inc., the guarantors named therein, and Wilmington Trust FSB, as trustee. (2)

4.3	Registration Rights Agreement, dated as of June 11, 2009, among Verso Paper Holdings LLC, Verso Paper Inc., the guarantors named therein, and Credit Suisse Securities (USA) LLC and Citigroup Global Markets Inc., as initial purchasers. (2)

10.1	Credit Agreement dated as of August 1, 2006, among Verso Paper Finance Holdings LLC, Verso Paper Holdings LLC, the lenders party thereto, Credit Suisse, Cayman Islands Branch, as administrative agent, Lehman Brothers Inc., as syndication agent, Citigroup Global Markets Inc. and Banc of America Securities LLC, as co-documentation agents, and Credit Suisse Securities (USA) LLC and Lehman Brothers Inc., as joint bookrunners and co-lead arrangers.

10.2	Amended and Restated Credit Agreement dated as of June 3, 2009, among Verso Paper Finance Holdings LLC, Verso Paper Holdings LLC, the lenders party thereto, Credit Suisse, Cayman Islands Branch, as administrative agent, Lehman Brothers Inc., as syndication agent, Citigroup Global Markets Inc. and Bank of America Securities LLC, as co-documentation agents, and Credit Suisse Securities (USA) LLC and Lehman Brothers Inc., as joint bookrunners and co-lead arrangers.

10.3	Guarantee and Collateral Agreement dated as of August 1, 2006, among Verso Paper Finance Holdings LLC, Verso Paper Holdings LLC, the subsidiaries named therein, and Credit Suisse, Cayman Islands Branch, as administrative agent.

10.4	Amended and Restated Guarantee and Collateral Agreement dated as of June 11, 2009, among Verso Paper Finance Holdings LLC, Verso Paper Holdings LLC, each other Pledgor identified therein, Credit Suisse, Cayman Islands Branch, as administrative agent for the secured parties, Credit Suisse, Cayman Islands Branch, as credit agreement authorized representative, Wilmington Trust FSB, as note authorized representative, and each additional authorized representative from time to time party thereto.

10.5 *	2009 Long-Term Cash Award Program for Executives effective as of January 1, 2009, pursuant to the Verso Paper Corp. Senior Executive Bonus Plan.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under Securities Exchange Act of 1934.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under Securities Exchange Act of 1934.

32.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(b) under Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of United States Code.

32.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(b) under Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of United States Code.

*	An asterisk denotes a management contract or compensatory plan or arrangement.
(1)	Incorporated by reference to our Registration Statement on Form S-1 filed with the Securities and Exchange Commission on December 20, 2007, as amended (Registration Statement No. 333-148201).
(2)	Incorporated by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on June 11, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 6, 2009

VERSO PAPER CORP.

By:	/s/ Michael A. Jackson
Michael A. Jackson President and Chief Executive Officer

By:	/s/ Robert P. Mundy
Robert P. Mundy Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

The following exhibits are included with this report:

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of Verso Paper Corp. (1)

3.2	Amended and Restated Bylaws of Verso Paper Corp. (1)

4.1	Collateral Agreement dated as of August 1, 2006, among Verso Paper Holdings LLC, Verso Paper Inc., the subsidiaries named therein, and Wilmington Trust Company, as collateral agent.

4.2	Indenture dated as of June 11, 2009, among Verso Paper Holdings LLC, Verso Paper Inc., the guarantors named therein, and Wilmington Trust FSB, as trustee. (2)

4.3	Registration Rights Agreement, dated as of June 11, 2009, among Verso Paper Holdings LLC, Verso Paper Inc., the guarantors named therein, and Credit Suisse Securities (USA) LLC and Citigroup Global Markets Inc., as initial purchasers. (2)

10.1	Credit Agreement dated as of August 1, 2006, among Verso Paper Finance Holdings LLC, Verso Paper Holdings LLC, the lenders party thereto, Credit Suisse, Cayman Islands Branch, as administrative agent, Lehman Brothers Inc., as syndication agent, Citigroup Global Markets Inc. and Banc of America Securities LLC, as co-documentation agents, and Credit Suisse Securities (USA) LLC and Lehman Brothers Inc., as joint bookrunners and co-lead arrangers.

10.2	Amended and Restated Credit Agreement dated as of June 3, 2009, among Verso Paper Finance Holdings LLC, Verso Paper Holdings LLC, the lenders party thereto, Credit Suisse, Cayman Islands Branch, as administrative agent, Lehman Brothers Inc., as syndication agent, Citigroup Global Markets Inc. and Bank of America Securities LLC, as co-documentation agents, and Credit Suisse Securities (USA) LLC and Lehman Brothers Inc., as joint bookrunners and co-lead arrangers.

10.3	Guarantee and Collateral Agreement dated as of August 1, 2006, among Verso Paper Finance Holdings LLC, Verso Paper Holdings LLC, the subsidiaries named therein, and Credit Suisse, Cayman Islands Branch, as administrative agent.

10.4	Amended and Restated Guarantee and Collateral Agreement dated as of June 11, 2009, among Verso Paper Finance Holdings LLC, Verso Paper Holdings LLC, each other Pledgor identified therein, Credit Suisse, Cayman Islands Branch, as administrative agent for the secured parties, Credit Suisse, Cayman Islands Branch, as credit agreement authorized representative, Wilmington Trust FSB, as note authorized representative, and each additional authorized representative from time to time party thereto.

10.5 *	2009 Long-Term Cash Award Program for Executives effective as of January 1, 2009, pursuant to the Verso Paper Corp. Senior Executive Bonus Plan.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under Securities Exchange Act of 1934.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under Securities Exchange Act of 1934.

32.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(b) under Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of United States Code.

32.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(b) under Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of United States Code.

*	An asterisk denotes a management contract or compensatory plan or arrangement.
(1)	Incorporated by reference to our Registration Statement on Form S-1 filed with the Securities and Exchange Commission on December 20, 2007, as amended (Registration Statement No. 333-148201).
(2)	Incorporated by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on June 11, 2009.