Form 10-K
period 2009-12-31
Verso Paper Corp.
filed 2010-03-03
CIK 1421182

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

(Mark One)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the price at which the common equity was last sold on the last business day of the most recently completed second fiscal quarter (June 30, 2009), was approximately $18,065,327.

As of February 28, 2010, there were 52,375,387 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

The information required by Part III is incorporated by reference from portions of the definitive proxy statement to be filed within 120 days after December 31, 2009, pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with the 2010 annual meeting of stockholders.

Table of Contents

Forward-Looking Statements

In this annual report, all statements that are not purely historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Forward-looking statements may be identified by the words “believe,” “expect,” “anticipate,” “project,” “plan,” “estimate,” “intend,” and similar expressions.  Forward-looking statements are based on currently available business, economic, financial, and other information and reflect management’s current beliefs, expectations, and views with respect to future developments and their potential effects on Verso.  Actual results could vary materially depending on risks and uncertainties that may affect Verso and its business.  For a discussion of such risks and uncertainties, please refer to “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other sections of this annual report and to Verso’s other filings with the Securities and Exchange Commission.  Verso assumes no obligation to update any forward-looking statement made in this annual report to reflect subsequent events or circumstances or actual outcomes.

Market and Industry Information

Market data and other statistical information used throughout this annual report are based on independent industry publications, government publications, reports by market research firms, or other published independent sources. Some data are also based on our good-faith estimates which are derived from our review of internal surveys, as well as the independent sources listed above.  Although we believe these sources are reliable, we have not independently verified the information.  Industry prices for coated paper provided in this annual report are, unless otherwise expressly noted, derived from Resource Information Systems, Inc., or “RISI, Inc.” data.  “North American” data included in this annual report that has been derived from RISI, Inc. only includes data from the United States and Canada.  Any reference to (i) grade No. 3, grade No. 4 and grade No. 5 coated paper relates to 60 lb. basis weight, 50 lb. basis weight and 34 lb. basis weight, respectively, (ii) lightweight coated groundwood paper refers to groundwood paper grades that are a 36 lb. basis weight or less, and (iii) ultra-lightweight coated groundwood paper refers to groundwood paper grades that are a 30 lb. basis weight or less.  The RISI, Inc. data included in this annual report has been derived from the following RISI, Inc. publications: RISI World Graphic Paper Forecast, December 2009 and RISI Paper Trader: A Monthly Monitor of the North American Graphic Paper Market, December 2009.

PART I

Item 1.  Business

Unless otherwise noted, the terms “Verso,” “Verso Paper,” “Company,” “we,” “us,” “our,” and “Successor” refer collectively to Verso Paper Corp., a Delaware corporation, and its subsidiaries, and references to the “Predecessor” refer to the Coated and Supercalendered Papers Division of International Paper Company, or “International Paper.”

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

We are one of North America’s largest producers of coated groundwood paper, which is used primarily for catalogs and magazines.  We are also a low cost producer of coated freesheet paper, which is used primarily for annual reports, brochures, and magazine covers.  In addition, we have a strategic presence in supercalendered paper, which is primarily used for retail inserts, and specialty papers.  We also produce and sell market kraft pulp, which is used to manufacture printing and writing paper grades and tissue products.

We operate 11 paper machines at four mills located in Maine, Michigan, and Minnesota.  The mills have a combined annual production capacity of 1,406,000 tons of coated paper, 215,000 tons of supercalendered paper, 131,000 tons of ultra-lightweight specialty and uncoated papers, and 838,000 tons of kraft pulp.

We sell and market our products to approximately 100 customers which comprise approximately 670 end-user accounts.  We have long-standing relationships with many leading magazine and catalog publishers, commercial printers, specialty retail merchandisers, and paper merchants.  Our relationships with our ten largest coated paper customers average more than 20 years.  We reach our end-users through several distribution channels, including direct sales, commercial printers, paper merchants and brokers.

Our net sales (in millions) by product line in 2009 are illustrated below:

Industry

Based on 2009 sales, the size of the global coated paper industry is estimated to be approximately $41 billion, or 44 million tons of coated paper shipments, including approximately $8 billion, or 9 million tons of coated paper shipments, in North America.  Coated paper is used primarily in media and marketing applications, including catalogs, magazines, and commercial printing applications, which include high-end advertising brochures, annual reports, and direct mail advertising.  Demand is generally driven by North American advertising and print media trends, which in turn have historically been correlated with growth in Gross Domestic Product, or “GDP.”

In North America, coated papers are classified by brightness and fall into five grades, labeled No. 1 to No. 5, with No. 1 having the highest brightness level and No. 5 having the lowest brightness level.  Papers graded No. 1, No. 2, and No. 3 are typically coated freesheet grades. No. 4 and No. 5 papers are predominantly groundwood containing grades.  Coated groundwood grades are the preferred grades for catalogs and magazines, while coated freesheet is more commonly used in commercial print applications.

Products

We manufacture three main grades of paper: coated groundwood paper, coated freesheet paper, and supercalendered paper.  These paper grades are differentiated primarily by their respective brightness, weight, print quality, bulk, opacity, and strength.  We also produce Northern Bleached Hardwood Kraft, or “NBHK,” pulp.  The following table sets forth our principal products by 2009 tons sold and as a percentage of our 2009 net sales:

(tons in thousands, dollars in millions)	Tons Sold		Net Sales
Product:	Kts	%	$	%
Coated groundwood paper	792	46	$681	50
Coated freesheet paper	491	28	428	31
Supercalendered paper	122	7	89	7
Pulp	252	15	105	8
Other	68	4	58	4
Total	1,725	100	$1,361	100

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

Manufacturing

We operate 11 paper machines at four mills located in Maine, Michigan, and Minnesota.  We believe our coated paper mills are among the most efficient and lowest cost coated paper mills in the world based on the cash cost of delivery to Chicago. We attribute our manufacturing efficiency, in part, to the significant historical investments made in our mills. Our mills have a combined annual production capacity of 1,406,000 tons of coated paper, 215,000 tons of supercalendered paper, 131,000 tons of ultra-lightweight specialty and uncoated papers, and 838,000 tons of kraft pulp.  Of the pulp that we produce, we consume approximately 565,000 tons internally and sell the rest.  Our facilities are strategically located within close proximity to major publication printing customers, which affords us the ability to more quickly and cost-effectively deliver our products.  The facilities also benefit from convenient and cost-effective access to northern softwood fiber, which is required for the production of lightweight and ultra-lightweight coated papers.

The following table sets forth the locations of our mills, the products they produce and other key operating information:

		Paper Machines	Production Capacity (in tons)
Mill/Location	Product/Paper Grades
Jay (Androscoggin), ME	Lightweight Coated Groundwood	2	366,000
	Lightweight Coated Freesheet	1	148,000
	Specialty/Uncoated		50,000
	Pulp		403,000
Bucksport, ME	Lightweight and Ultra-Lightweight Coated
	Groundwood and High Bulk Specialty
	Coated Groundwood	3	425,000
	Specialty/Uncoated	1	61,000
Quinnesec, MI	Coated Freesheet	1	382,000
	Specialty/Uncoated		20,000
	Pulp		435,000
Sartell, MN	Lightweight and Ultra-Lightweight Coated
	Groundwood	1	85,000
	Supercalendered	2	215,000

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

We utilize a manufacturing excellence program, called R-GAP, to take advantage of the financial opportunities that exist between the current or historical performance of our mills and the best performance possible given usual and normal constraints (i.e., configuration, geographical and capital constraints).  Our continuous improvement process is designed to lower our cost position and enhance operating efficiency through reduced consumption of energy and material inputs, reduced spending on indirect costs and improved productivity.  The program utilizes benchmarking data to identify improvement initiatives and establish performance targets.  Detailed action plans are used to monitor the execution of these initiatives and calculate the amount saved.  We also use multi-variable testing, lean manufacturing, center of excellence teams, source-of-loss initiatives and best practice sharing to constantly improve our manufacturing processes and products.  Since 2001, three of our four facilities have participated in OSHA’s Voluntary Protection Program which recognizes outstanding safety programs and performance.

Raw Materials and Suppliers

Our key cost inputs in the papermaking process are wood fiber, market kraft pulp, chemicals, and energy.

Wood Fiber.  We source our wood fiber from a broad group of timberland and sawmill owners located in our regions as well as from our 27,000-acre hybrid poplar woodlands located near Alexandria, Minnesota.

Kraft Pulp.  Overall, we have the capacity to produce 838,000 tons of kraft pulp, consisting of 403,000 tons of pulp at the Androscoggin mill and 435,000 tons of pulp at the Quinnesec mill, of which a total of approximately 565,000 tons are consumed internally.  We supplement our internal production of kraft pulp with purchases from third parties.  In 2009, these purchases were approximately 81,000 tons of pulp.  We purchase the pulp requirements from a variety of suppliers and are not dependent on any single supplier to satisfy our pulp needs.

Chemicals.  Chemicals utilized in the manufacturing of coated papers include latex, starch, calcium carbonate, and titanium dioxide.  We purchase these chemicals from a variety of suppliers and are not dependent on any single supplier to satisfy our chemical needs.

Energy.  We produce a large portion of our energy requirements, historically producing approximately 50% of our energy needs for our coated paper mills from sources such as waste wood and paper, hydroelectric facilities, chemicals from our pulping process, our own steam recovery boilers, and internal energy cogeneration facilities.  Our external energy purchases vary across each one of our mills and include fuel oil, natural gas, coal, and electricity.  While our internal energy production capacity and ability to switch between certain energy sources mitigates the volatility of our overall energy expenditures, we expect prices for energy to remain volatile for the foreseeable future.  We utilize derivative contracts as part of our risk management strategy to manage our exposure to market fluctuations in energy prices.

Sales, Marketing, and Distribution

We reach our end-users through several sales channels.  These include selling directly to end-users, through brokers, merchants, and printers.  We sell and market products to approximately 100 customers, which comprise approximately 670 end-user accounts.

Sales to End-Users.  In 2009, we sold approximately 41% of our paper products directly to end-users, most of which are catalog and magazine publishers.  These customers are typically large, sophisticated buyers who have the scale, resources and expertise to procure paper directly from manufacturers.  Customers for our pulp products are mostly other paper manufacturers.

Sales to Brokers and Merchants.  Our largest indirect paper sales by volume are through brokers and merchants who resell the paper to end-users.  In 2009, our total sales to brokers and merchants represented approximately 47% of our total sales.  Brokers typically act as an intermediary between paper manufacturers and smaller end-users who do not have the scale or resources to cost effectively procure paper directly from manufacturers.  The majority of the paper sold to brokers is resold to catalog publishers.  We work closely with brokers to achieve share targets in the catalog, magazine, and insert end-user segments through collaborative selling.

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

Sales to Printers.  In 2009, our total sales to printers represented approximately 12% of our total sales.  The majority of our sales were to two of the four largest publication printers in the United States.  Printers also effectively act as an intermediary between manufacturers and end-users in that they directly source paper for printing/converting and then resell it to their customers as a finished product.

The majority of our products are delivered directly from our manufacturing facilities to the printer, regardless of the sales channel.  In order to serve the grade No. 3 coated freesheet segment, we maintain a network of distribution centers located in the West, Midwest, South, and Northeast close to our customer base to provide quick delivery.  The majority of our pulp products are delivered to our customers’ paper mills.

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

Part of our strategy is to continually reduce the cost to serve our customer base through e-commerce initiatives which allow for simplified ordering, tracking and invoicing.  In 2009, orders totaling $344.5 million, or approximately 28% of our total paper sales, were placed through our online ordering platforms.  We are focused on further developing our technology platform and e-commerce capabilities.  To this end, we operate Nextier Solutions, an Internet-based system that allows for collaborative production planning, order placement, and inventory management throughout the supply chain.  Participants use the system to maximize supply chain efficiencies, improve communication, and reduce operating costs, and they pay us subscription and transaction fees for system usage.

Customers

We serve the catalog, magazine, insert and commercial printing markets and have developed long-standing relationships with the premier North American retailers and catalog and magazine publishers.  The length of our relationships with our top ten customers averages more than 20 years.  International Paper and its divisions and subsidiaries (including xpedx and Central Lewmar LLC) accounted for approximately 10% of our net sales in 2009.  Other key customers include leading magazine publishers such as Condé Nast Publications, Inc., Hearst Corporation, National Geographic Society, and Time Inc.; leading catalog producers such as Avon Products, Inc. and Sears Holding Corporation; leading commercial printers such as Quad/Graphics, Inc., and RR Donnelley & Sons Company; and leading paper merchants and brokers, such as A.T. Clayton & Co., Unisource Worldwide, Inc., and Clifford Paper, Inc.

Our net sales, excluding pulp sales, by end-user segment in 2009, are illustrated below (dollars in millions):

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

•   rotogravure coated freesheet; and

•   innovative and performance driven products for the flexible packaging, label, and specialty printing markets.

Intellectual Property

We have several patents and patent applications in the United States and various foreign countries.  These patents and patent applications generally relate to various paper manufacturing methods and equipment which may become commercially viable in the future.  We also have trademarks for our names, Verso® and Verso Paper®, as well as for our products such as Influence®, Velocity®, Liberty®, Advocate®, and Clarity™.  In addition to the intellectual property that we own, we license a significant portion of the intellectual property used in our business on a perpetual, royalty-free, non-exclusive basis from International Paper.

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

While our product offering is broad in terms of grades produced (from supercalendered and ultra-lightweight coated groundwood offerings to heavier-weight coated freesheet products), we are focused on producing coated groundwood and coated freesheet in roll form.  This strategy is driven by our alignment with catalog and magazine end-users which tend to purchase paper in roll form for use in long runs of web printing in order to minimize costs. Our principal competitors include NewPage Corporation, Abitibi Bowater Inc., UPM-Kymmene Corporation, and Sappi Limited, all of which have North American operations.  UPM and Sappi are headquartered overseas and also have overseas manufacturing facilities.

Employees

As of December 31, 2009, we had approximately 2,800 employees, of whom approximately 35% are unionized and approximately 75% are hourly employees.  Employees at two of our four mills are represented by labor unions under a total of three collective bargaining agreements which expire in 2011.  We have not experienced any work stoppages during the past several years.  We believe that we have good relations with our employees.

Environmental and Other Governmental Regulations

We are subject to federal, state and local environmental, health and safety laws and regulations, including the federal Water Pollution Control Act of 1972, or “Clean Water Act,” the federal Clean Air Act, the federal Resource Conservation and Recovery Act, the Comprehensive Environmental Response, Compensation and Liability Act of 1980, or “CERCLA,” the federal Occupational Health and Safety Act, and analogous state and local laws.  Our operations also are subject to two regional regimes designed to address climate change, the Regional Greenhouse Gas Initiative in the northeastern United States and the Midwestern Greenhouse Gas Reduction Accord, and in the future we may be subject to additional federal, state, local or supranational legislation related to climate change.  Among our activities subject to environmental regulation are the emissions of air pollutants, discharges of wastewater and stormwater, operation of dams, storage, treatment, and disposal of materials and waste, and remediation of soil, surface water and ground water contamination.  Many environmental laws and regulations provide for substantial fines or penalties and criminal sanctions for any failure to comply.  In addition, failure to comply with these laws and regulations could result in the interruption of our operations and, in some cases, facility shutdowns.

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

Compliance with environmental laws and regulations is a significant factor in our business.  We have made, and will continue to make, significant expenditures to comply with these requirements.  We incurred environmental capital expenditures of $2.6 million in 2009, $9.7 million in 2008 and $3.4 million in 2007, and we expect to incur additional environmental capital expenditures of approximately $6 million in 2010.  We anticipate that environmental compliance will continue to require increased capital expenditures and operating expenses over time as environmental laws or regulations, or interpretations thereof, change or the nature of our operations require us to make significant additional capital expenditures.

Permits are required for the operation of our mills and related facilities.  The permits are subject to renewal, modification, and revocation.  We and others have the right to challenge our permit conditions through administrative and legal appeals and review processes.  Governmental authorities have the power to enforce compliance with the permits, and violators are subject to civil and criminal penalties, including fines, injunctions or both.  Other parties also may have the right to pursue legal actions to enforce compliance with the permits.

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

We have limited ability to pass through increases in our costs to our customers.  Increases in our costs or decreases in coated or supercalendered paper prices could have a material adverse effect on our business, financial condition, and results of operations.

Our earnings are sensitive to price changes in coated or supercalendered paper.  Fluctuations in paper prices (and coated paper prices in particular) historically have had a direct effect on our net income (loss) and Earnings Before Interest, Taxes, Depreciation and Amortization, or “EBITDA,” for several reasons:

•
Market prices for paper products are a function of supply and demand, factors over which we have limited control.  We therefore have limited ability to control the pricing of our products.  Market prices of grade No. 3, 60 lb. basis weight paper, which is an industry benchmark for coated freesheet paper pricing, have fluctuated since 2000 from a high of $1,100 per ton to a low of $705 per ton.  In addition, market prices of grade No. 5, 34 lb. basis weight paper, which is an industry benchmark for coated groundwood paper pricing, have fluctuated between a high of $1,120 per ton to a low of $795 per ton over the same period.  Our average coated paper prices declined in 2009 and while we expect average prices in 2010 to remain below 2009 levels, the rate of decline in paper prices has slowed and we expect modest price increases in 2010. Because market conditions determine the price for our paper products, the price for our products could fall below our cash production costs.

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

The paper industry is cyclical and North American demand for certain paper products tends to decline during a weak U.S. economy.  Fluctuations in supply and demand for our products could have a material adverse effect on our business, financial condition, and results of operations.

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

Recent global market and economic conditions have been challenging with tight credit conditions and a slowdown in economic growth in most major economies.  While there are some indications the economy and credit markets are improving, economic conditions are expected to remain difficult in 2010.  Continued concerns about the systemic impact of potential long-term and wide-spread recession, energy costs, geopolitical issues, the availability and cost of credit, and the global housing and mortgage markets have contributed to increased market volatility and diminished expectations for the U.S. economy.  These factors have led to a decrease in spending by businesses and consumers alike which has disproportionately impacted the magazine industry, and a corresponding decrease in demand for our products.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Selected Factors that Affect Our Operating Results.”  In addition to the cyclical downturns that our industry regularly experiences and is currently experiencing, demand may suffer from secular declines as the result of changes in general business conditions that impact the use of catalogues and magazines.  At times of weakening demand, such as the current economic climate, it is difficult to determine whether reduced demand for our products is the result of cyclical macroeconomic factors or instead the result of structural changes in the marketplace.  Continued turbulence in the U.S. and international markets and economies and prolonged declines in business and consumer spending may further adversely affect our business, financial condition and results of operations.

Our substantial leverage could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, expose us to interest rate risk to the extent of our variable rate debt and prevent us from meeting our obligations under these notes and our other indebtedness.

We have been highly leveraged since the consummation of the Acquisition.  As of December 31, 2009, our total indebtedness was $1,192.4 million, net of $24.0 million of unamortized discounts.  The total amount of payments we will need to make on our outstanding long-term indebtedness for each of the next three fiscal years is equal to $116.5 million, $116.5 million, and $115.7 million, respectively (assuming the current prevailing interest rates on our outstanding floating rate indebtedness remain the same).

Our high degree of leverage could have important consequences, including:

•	increasing our vulnerability to general adverse economic and industry conditions;

•
requiring us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, research and development efforts, and other general corporate purposes;

•	increasing our vulnerability to, and limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•
exposing us to the risk of increased interest rates as borrowings under our senior secured credit facilities and our second priority senior secured floating rate notes are subject to variable rates of interest;

•	placing us at a competitive disadvantage compared to our competitors that have less debt; and

•	limiting our ability to borrow additional funds.

We may be able to incur substantial additional indebtedness in the future because the terms of the indentures governing our outstanding notes and our senior secured credit facilities do not fully prohibit us or our subsidiaries from doing so.  If new indebtedness is added to our and our subsidiaries’ current debt levels, the related risks that we and they now face could intensify.

Our operations require substantial ongoing capital expenditures, and we may not have adequate capital resources to fund all of our required capital expenditures.

Our business is capital intensive, and we incur capital expenditures on an ongoing basis to maintain our equipment and comply with environmental laws, as well as to enhance the efficiency of our operations.  Our total capital expenditures were $34 million in 2009, including approximately $20 million for maintenance and environmental capital expenditures.  We expect to spend approximately $77 million on capital expenditures during 2010, with approximately $6 million expected to be reimbursed through a Recovery Act grant for the deployment of waste energy recovery technologies.  Included in the total for 2010 is approximately $41 million for maintenance and environmental capital expenditures.  We anticipate that our available cash resources and cash generated from operations will be sufficient to fund our operating needs and capital expenditures for at least the next year.  We may also dispose of certain of our non-core assets in order to obtain additional liquidity.  However, if we require additional funds to fund our capital expenditures, we may not be able to obtain them on favorable terms, or at all.  If we cannot maintain or upgrade our facilities and equipment as we require or as necessary to ensure environmental compliance, it could have a material adverse effect on our business, financial condition and results of operations.

We will require a significant amount of cash to service our indebtedness and make planned capital expenditures. Our ability to generate cash or refinance our indebtedness depends on many factors beyond our control.

Our ability to make payments on, and to refinance, our indebtedness and to fund planned capital expenditures and research and development efforts will depend on our ability to generate cash flow in the future and our ability to borrow under credit facilities to the extent of available borrowings. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.  If adverse regional and national economic conditions persist, worsen, or fail to improve significantly, we could experience decreased revenues from our operations attributable to decreases in wholesale and consumer spending levels and could fail to generate sufficient cash to fund our liquidity needs or fail to satisfy the restrictive covenants and borrowing limitations which we are subject to under our indebtedness.  Additionally, until December 31, 2009, the United States government provided an excise tax credit to taxpayers for the use of alternative fuel mixtures.  As a result of our use of an alternative fuel mixture containing “black liquor,” a byproduct of pulp production, at our Androscoggin and Quinnesec mills, we recognized $238.9 million of alternative fuel mixture tax credits in the year ended December 31, 2009, including approximately $10 million for claims pending at December 31, 2009.  The amount recognized in fiscal 2009 includes amounts received for claims for use of the alternative fuel mixture from September 2008 through December 2009.  The tax credit, as it relates to liquid fuels derived from biomass, expired on December 31, 2009.  Therefore, we will not recognize any proceeds from this tax credit in future periods.

Based on our current and expected level of operations, we believe our cash flow from operations, available cash and available borrowings under our senior secured credit facilities, will be adequate to meet our future liquidity needs for at least the next year.  We cannot assure you, however, that our business (taking into account the expiration of the tax credit discussed above) will generate sufficient cash flow from operations or that future borrowings will be available to us under our senior secured credit facilities or otherwise in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. We may explore additional steps to raise liquidity including potential dispositions of non-core assets. We may need to refinance all or a portion of our indebtedness on or before the maturity thereof. We cannot assure you that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all. If we cannot service our indebtedness, we may have to take actions such as selling assets, seeking additional equity or reducing or delaying capital expenditures, strategic acquisitions, investments and alliances. We cannot assure you that any such actions, if necessary, could be effected on commercially reasonable terms or at all.

Restrictive covenants in the indentures governing our notes and our revolving credit agreement may restrict our ability to pursue our business strategies.

The indentures governing our notes and our revolving credit agreement limit our ability, among other things, to:

•   incur additional indebtedness;

•   pay dividends or make other distributions or repurchase or redeem our stock;

•   prepay, redeem or repurchase certain of our indebtedness;

•   make investments;

•   sell assets, including capital stock of restricted subsidiaries;

•   enter into agreements restricting our subsidiaries’ ability to pay dividends;

•   consolidate, merge, sell or otherwise dispose of all or substantially all of our assets;

•   enter into transactions with our affiliates; and

•   incur liens.

A breach of any of these restrictive covenants could result in a default under the indentures governing our notes and our revolving credit agreement. If a default occurs, the holders of the notes and the lenders under our revolving credit facility may elect to declare all borrowings or notes outstanding, together with accrued interest and other fees, to be immediately due and payable. The lenders under our revolving credit facility would also have the right in these circumstances to terminate any commitments they have to provide further borrowings. If we are unable to repay our indebtedness when due or declared due, the lenders under our revolving credit facility and our other secured indebtedness (including our notes) will also have the right to proceed against the collateral, including our available cash, granted to them to secure the indebtedness. If the indebtedness under our revolving credit facility, the notes and our other secured indebtedness were to be accelerated, we cannot assure you that our assets would be sufficient to repay in full our secured indebtedness, including the notes, and we could be forced into bankruptcy or liquidation.

Lenders under our revolving credit facility may not fund their commitments.

Lehman Commercial Paper, Inc., or “Lehman,” which filed for bankruptcy in October 2008 is one of the lenders under our revolving credit facility, with a commitment of $15.8 million of the $200 million available under the facility.  On October 10, 2008, we requested funding in the amount of $100 million under the revolving credit facility, and Lehman failed to fund $7.9 million, the entire portion of its commitment with respect to that borrowing request.  Under the credit agreement governing our revolving credit facility, if a lender's commitment is not honored, that portion of the lender's commitment under the revolving credit facility will be unavailable to the extent that the lender's commitment is not replaced by a new commitment from an alternate lender.

Lenders under our revolving credit facility are well-diversified, totaling 14 lenders at December 31, 2009.  We currently anticipate that these lenders, other than Lehman, will participate in future requests for funding.  However, there can be no assurance that further deterioration in the credit markets and overall economy will not affect the ability of our lenders to meet their funding commitments.  Additionally, our lenders have the ability to transfer their commitments to other institutions, and the risk that committed funds may not be available under distressed market conditions could be exacerbated to the extent that consolidation of the commitments under our facilities or among its lenders were to occur.

We received notices of examination from the Internal Revenue Service regarding two claims for the alternative fuel mixture tax credit for our mills.

We believe that our Androscoggin and Quinnesec mills have been eligible to receive the federal alternative fuel mixture tax credit since September 2008. In May 2009, we received separate notices from the Internal Revenue Service informing us that they would be auditing the fourth quarter 2008 Quinnesec claim and the March 2009 Androscoggin claim. Both audits are currently in progress with no findings as of this date.  Although we routinely receive notices of examination by taxing authorities, there can be no assurance that further steps will not be taken by the Internal Revenue Service as a result of the examination of these claims.

Litigation could be costly and harmful to our business.

We are involved from time to time in claims and legal proceedings relating to contractual, employment, environmental, intellectual property and other matters incidental to the conduct of our business.  We do not believe that any currently pending claim or legal proceeding is likely to result in an unfavorable outcome that would have a material adverse effect on our financial condition or results of operations.  Nonetheless, claims and legal proceedings could result in unfavorable outcomes that could have a material adverse effect on our financial condition and results of operations.

We have a limited operating history as a separate company.  Accordingly, our Predecessor’s combined historical financial data may not be representative of our results as a separate company.

We operated as a division of International Paper prior to August 1, 2006, when we acquired the business of the Coated and Supercalendered Papers Division from International Paper.  Therefore, we have a limited operating history as a separate company.  Our business strategy as an independent entity may not be successful on a long-term basis.  Although International Paper generally no longer sells coated or supercalendered paper, we cannot assure you that our customers will continue to do business with us on the same terms as when we were a division of International Paper or at all.  We may not be able to grow our business as planned and may not remain a profitable business.  In addition, the historical combined financial data included in this annual report may not necessarily reflect what our results of operations, financial condition and cash flows would have been had we been a separate independent entity pursuing our own strategies during the periods presented.  Our limited operating history as a separate entity makes evaluating our business and our future financial prospects difficult.  As a result, our business, financial condition and results of operations may differ materially from our expectations based on the historical financial data contained in this annual report.

Our cost structure following our separation from International Paper is not comparable to the cost structure that we experienced in prior periods.  Our management has limited experience managing our business as a separate company with a significant amount of indebtedness.  We cannot assure you that our cost structure in future periods will be consistent with our current expectations or will permit us to operate our business profitably.

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

In addition, the following factors will affect our ability to compete:

•   product availability;

•   the quality of our products;

•   our breadth of product offerings;

•   our ability to maintain plant efficiencies and to achieve high operating rates;

•   manufacturing costs per ton;

•   customer service and our ability to distribute our products on time; and

•   the availability and/or cost of wood fiber, market pulp, chemicals, energy and other raw materials and labor.

If we are unable to obtain energy or raw materials at favorable prices, or at all, it could have a material adverse effect on our business, financial condition, and results of operations.

We purchase wood fiber, market pulp, chemicals, energy, and other raw materials from third parties.  We may experience shortages of energy supplies or raw materials or be forced to seek alternative sources of supply.  If we are forced to seek alternative sources of supply, we may not be able to do so on terms as favorable as our current terms or at all.  In addition, the prices for energy and many of our raw materials, especially petroleum-based chemicals, have recently been volatile and are expected to remain volatile for the foreseeable future.  Chemical suppliers that use petroleum-based products in the manufacture of their chemicals may, due to a supply shortage and cost increase, ration the amount of chemicals available to us and/or we may not be able to obtain the chemicals we need to operate our business at favorable prices, if at all.  In addition, certain specialty chemicals that we purchase are available only from a small number of suppliers.  If any of these suppliers were to cease operations or cease doing business with us, we may be unable to obtain such chemicals at favorable prices, if at all.

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

Currency fluctuations may adversely affect our business, financial condition, and results of operations.

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

We seek to run our paper machines on a nearly continuous basis for maximum efficiency.  Any downtime at any of our paper mills, including as a result of or in connection with planned maintenance and capital expenditure projects, results in unabsorbed fixed costs that negatively affect our results of operations for the period in which we experience the downtime.  Due to the extreme operating conditions inherent in some of our manufacturing processes, we may incur unplanned business interruptions from time to time and, as a result, we may not generate sufficient cash flow to satisfy our operational needs.  In addition, many of the geographic areas where our production is located and where we conduct our business may be affected by natural disasters, including snow storms, forest fires, and flooding.  Such natural disasters could cause our mills to stop running, which could have a material adverse effect on our business, financial condition and results of operations.  Furthermore, during periods of weak demand for paper products, such as the current market, we have experienced and may in the future experience market-related downtime, which could have a material adverse effect on our financial condition and results of operations.

We depend on a small number of customers for a significant portion of our business.

Our largest customer, International Paper and its divisions and subsidiaries (including xpedx and Central Lewmar LLC), accounted for approximately 10% of our net sales in 2009.  In 2009, our ten largest customers (including International Paper) accounted for approximately 50% of our net sales, while our ten largest end-users accounted for approximately 27% of our net sales.  The loss of, or reduction in orders from, any of these customers or other customers could have a material adverse effect on our business, financial condition and results of operations, as could significant customer disputes regarding shipments, price, quality or other matters.

We may not realize certain productivity enhancements or improvements in costs.

As part of our business strategy, we are in the process of identifying opportunities to improve profitability by reducing costs and enhancing productivity.  For example, through our continuous process improvement program, we have implemented focused programs to optimize material and energy sourcing and usage, reduce repair costs and control overhead.  We will continue to utilize the process improvement program to drive further cost reductions and operating improvements in our mill system, and have targeted additional profitability enhancements in the next twelve months. Any cost savings or productivity enhancements that we realize from such efforts may differ materially from our estimates.  In addition, any cost savings or productivity enhancements that we realize may be offset, in whole or in part, by reductions in pricing or volume, or through increases in other expenses, including raw material, energy or personnel. We cannot assure you that these initiatives will be completed as anticipated or that the benefits we expect will be achieved on a timely basis or at all.

Rising postal costs could weaken demand for our paper products.

A significant portion of paper is used in magazines, catalogs, and other promotional mailings.  Many of these materials are distributed through the mail.  Future increases in the cost of postage could reduce the frequency of mailings, reduce the number of pages in magazine and advertising materials, and/or cause catalog and magazine publishers to use alternate methods to distribute their materials.  Any of the foregoing could decrease the demand for our products, which could have a material adverse effect on our business, financial condition and results of operations.

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

A large percentage of our employees are unionized.  Wage increases or work stoppages by our unionized employees may have a material adverse effect on our business, financial condition, and results of operations.

As of December 31, 2009, approximately 35%, of our employees were represented by labor unions under three collective bargaining agreements at two of our mills, which expire in 2011.  We may become subject to material cost increases or additional work rules imposed by agreements with labor unions.  This could increase expenses in absolute terms and/or as a percentage of net sales.  In addition, although we believe we have good relations with our employees, work stoppages or other labor disturbances may occur in the future.  Any of these factors could negatively affect our business, financial condition and results of operations.

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

We are subject to various environmental, health and safety laws and regulations that could impose substantial costs or other liabilities upon us and may have a material adverse effect on our business, financial condition, and results of operations.

We are subject to a wide range of federal, state, and local general and industry-specific environmental, health and safety laws and regulations, including those relating to air emissions (including greenhouse gases), wastewater discharges, solid and hazardous waste management and disposal and site remediation.  Compliance with these laws and regulations, and permits issued thereunder, is a significant factor in our business.  We have made, and will continue to make, significant expenditures to comply with these requirements and our permits.  In addition, we handle and dispose of wastes arising from our mill operations and operate a number of on-site landfills to handle that waste.  We maintain financial assurance for the projected cost of closure and post-closure care for these landfill operations.  We could be subject to potentially significant fines, penalties, criminal sanctions, plant shutdowns, or interruptions in operations for any failure to comply with applicable environmental, health and safety laws, regulations, and permits.  Moreover, under certain environmental laws, a current or previous owner or operator of real property, and parties that generate or transport hazardous substances that are disposed of at real property, may be held liable for the full cost to investigate or clean up such real property and for related damages to natural resources.  We may be subject to liability, including liability for investigation and cleanup costs, if contamination is discovered at one of our current or former paper mills, other properties or other locations where we have disposed of, or arranged for the disposal of, wastes.  The 2006 acquisition agreement with International Paper contains an environmental indemnity, subject to certain limitations, for former properties and former off-site shipments related to the business during the time it was owned by International Paper, as well as certain other limited environmental liabilities.  There can be no assurance that International Paper will perform under any of its environmental indemnity obligations, and its failure to do so could have a material adverse effect on our financial condition and results of operations.  We also could be subject to claims brought pursuant to applicable laws, rules or regulations for property damage or personal injury resulting from the environmental impact of our operations, including due to human exposure to hazardous substances.  Increasingly stringent or new environmental requirements, more aggressive enforcement actions or policies, the discovery of unknown conditions or the bringing of future claims may cause our expenditures for environmental matters to increase, and we may incur material costs associated with these matters.

A recent decision of the United States Supreme Court held that greenhouse gases are subject to regulation under the Clean Air Act.  The Environmental Protection Agency, or “EPA,” has subsequently issued regulations applicable to us which require monitoring of greenhouse gas emissions, and we are in compliance with those regulations.  The EPA may, in the future, issue additional regulations which require installation of greenhouse gas emission controls, acquisition of emission credits as to such emissions and/or other measures which may have a material effect on our operations.  The United States Congress is also considering legislation which would similarly provide for regulation of greenhouse gas emissions. It is also possible that we could become subject to other federal, state, local or supranational legislation related to climate change and greenhouse gas controls.  We do not expect that we would be disproportionately affected by these measures as compared to similarly situated operators in the United States.

Item 1B.  Unresolved Staff Comments

Not applicable.

Item 2.  Properties

Our corporate headquarters are located in Memphis, Tennessee.  We own four mills located in Maine, Michigan, and Minnesota at which we operate 11 paper machines.  We also own five hydroelectric dams, of which four provide hydroelectric power to our Androscoggin mill and the fifth services our Sartell mill.  In addition, we own 15 and lease four woodyards for the purpose of storage and loading of forest products and lease a number of sales offices.

Our headquarters and material facilities as of December 31, 2009, are shown in the following table:

Location	Use	Owned/Leased
Memphis, TN	corporate headquarters	leased
Jay (Androscoggin), ME	paper mill/kraft pulp mill	owned
Bucksport, ME	paper mill	owned
Quinnesec, MI	paper mill/kraft pulp mill	owned
Sartell, MN	paper mill	owned
West Chester, OH	sales, distribution, and customer service	leased

Item 3.  Legal Proceedings

In October 2009, Thilmany, LLC (together with its parent company, Packaging Dynamics Corporation) served us with a lawsuit filed in circuit court in Outagamie County, Wisconsin. Thilmany alleges in the lawsuit that the alternative fuel mixture tax credits that we have received from the operation of the Androscoggin mill have had the effect of reducing our costs associated with operating the Androscoggin mill and producing the pulp that we use to manufacture paper products for Thilmany on paper machine no. 5 under a long-term supply agreement. Thilmany seeks unspecified damages for our alleged breach of contract for failing to provide Thilmany with a prorated share of the purported cost savings attributable to the tax credits and a declaration that Thilmany is entitled to a prorated share of any such future costs savings attributable to our use of alternative fuel mixtures at the Androscoggin mill. In November 2009, we filed responsive pleadings with the court in which we denied Thilmany’s claims and requested that Packaging Dynamics Corporation be dismissed from the lawsuit.

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

PART II

Item 5.  Market for Registrants’ Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded on the New York Stock Exchange under the symbol “VRS.”  The following table sets forth the high and low sales prices per share of our common stock, as reported by the New York Stock Exchange, for the indicated periods:

2009	High	Low
First quarter	$1.40	$0.32
Second quarter	2.00	0.50
Third quarter	3.79	1.01
Fourth quarter	3.50	2.10

2008
Second quarter (from May 15)	$12.01	$7.72
Third quarter	8.42	2.16
Fourth quarter	2.59	0.82

Holders

As of February 19, 2010, there were 21 stockholders of record of our common stock.

Dividends

We paid no dividends on our common stock prior to our IPO.  Following our IPO in May 2008, we paid cash dividends on our common stock in the amount of $0.03 per share for the second and third quarters, which were declared and paid in the following quarter.  We suspended the payment of dividends in 2008 beginning with the fourth quarter dividend.  Past dividend payments are not indicative of our future dividend policy, and there can be no assurance that we will declare or pay any cash dividends in the future.  Any future determination relating to our dividend policy will be made at the discretion of our board of directors and will depend on then existing conditions, including our financial condition, results of operations, contractual restrictions, capital requirements, business prospects and other factors that our board of directors may deem relevant.  Our ability to pay dividends on our common stock is limited by the covenants of our revolving credit facility and the indentures governing our outstanding notes, and may be further restricted by the terms of any of our future debt or preferred securities.  As of December 31, 2009, we were in compliance with these restrictive covenants.

Equity Compensation Plan Information

The table below sets forth information regarding the number of shares of common stock to be issued upon the exercise of the outstanding stock options granted under our equity compensation plans and the shares of common stock remaining available for future issuance under our equity compensation plans as of December 31, 2009.

Number of
securities
remaining
available for
	Number of		future issuance
	securities	Weighted-	under equity
	to be	average	compensation
	issued upon	exercise	plans (excluding
	exercise of	price of	securities
	outstanding	outstanding	reflected in
	options	options	column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,182,400	$3.35	2,739,600
Equity compensation plans not approved by security holders	-	-	-
Total	1,182,400	$3.35	2,739,600

Item 6.  Selected Financial Data

The following table presents our selected financial data as of and for the periods presented.  The following information is only a summary and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and their related notes, and the other financial information, included elsewhere in this annual report.

The selected historical financial data for the seven months ended July 31, 2006, and as of and for the year ended December 31, 2005, have been derived from the audited combined financial statements of the Coated and Supercalendered Papers Division of International Paper, or the “Predecessor.”  The selected historical financial data as of and for the years ended December 31, 2009, 2008, and 2007, and as of and for the five months ended December 31, 2006, have been derived from the audited consolidated (2009 and 2008) and combined (2007 and 2006) financial statements of Verso Paper Corp., or the “Successor.”  The audited consolidated financial statements of the Successor as of and for the years ended December 31, 2009 and 2008, and the audited combined financial statements of the Successor for the year ended December 31, 2007, are included elsewhere in this annual report.

	Successor Consolidated		Successor Combined		Predecessor Combined
				Five	Seven
	Year	Year	Year	Months	Months	Year
	Ended	Ended	Ended	Ended	Ended	Ended
(dollars and tons in millions	December 31,	December 31,	December 31,	December 31,	July 31,	December 31,
except per share data)	2009	2008	2007	2006	2006	2005
Statement of Operations Data:
Net sales	$1,360.9	$1,766.8	$1,628.8	$706.8	$904.4	$1,603.8
Costs and expenses:
Cost of products sold - (exclusive of
depreciation, amortization, and depletion)	1,242.7	1,463.2	1,403.0	589.3	771.6	1,338.2
Depreciation, amortization, and depletion	132.7	134.5	123.2	48.3	72.7	129.4
Selling, general, and administrative expenses	61.9	79.7	53.2	14.4	34.3	65.6
Restructuring and other charges	1.0	27.4	19.4	10.1	(0.3)	10.4
Operating income (loss)	(77.4)	62.0	30.0	44.7	26.1	60.2
Interest income	(0.3)	(0.8)	(1.5)	(1.8)	-	-
Interest expense	123.4	125.6	143.0	49.1	8.4	14.8
Other income, net	(307.3)	-	-	-	-	-
Income (loss) before income taxes	106.8	(62.8)	(111.5)	(2.6)	17.7	45.4
Provision for income taxes	0.8	-	-	-	7.0	17.9
Net income (loss)	$106.0	$(62.8)	$(111.5)	$(2.6)	$10.7	$27.5
Per Share Data:
Earnings (loss) per share:
Basic	$2.03	$(1.35)	$(2.93)	$(0.07)
Diluted	2.03	(1.35)	(2.93)	(0.07)
Weighted average common shares outstanding:
Basic	52,138,307	46,691,456	38,046,647	38,046,647
Diluted	52,153,448	46,691,456	38,046,647	38,046,647

Statement of Cash Flows Data:
Cash provided by operating activities	$177.2	$54.1	$15.0	$128.2	$39.3	$116.8
Cash used in investing activities	(34.1)	(81.3)	(69.1)	(1,402.0)	(27.6)	(53.0)
Cash (used in) provided by financing activities	(110.5)	88.2	0.2	1,386.3	(11.6)	(63.8)

Other Financial and Operating Data:
EBITDA (1)	$362.6	$196.5	$153.2	$93.0	$98.8	$189.6
Capital expenditures	(34.2)	(81.4)	(70.9)	(27.8)	(27.7)	(53.1)
Total tons sold	1,724.5	1,952.7	2,096.3	866.4	1,145.0	2,024.9

Balance Sheet Data:
Working capital (2)	$210.6	$151.9	$87.2	$153.8		$87.8
Property, plant and equipment, net	1,022.6	1,116.0	1,160.2	1,212.3		1,287.0
Total assets	1,572.7	1,636.4	1,603.5	1,711.0		1,534.1
Total debt	1,192.4	1,357.7	1,419.6	1,169.3		301.2
Total shareholders' equity (deficit)	125.3	(10.0)	(75.1)	280.0		1,040.0

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

The following table reconciles net income (loss) to EBITDA for the periods presented:

	Successor Consolidated		Successor Combined		Predecessor Combined
				Five	Seven
	Year	Year	Year	Months	Months	Year
	Ended	Ended	Ended	Ended	Ended	Ended
	December 31,	December 31,	December 31,	December 31,	July 31,	December 31,
(In millions of U.S. dollars)	2009	2008	2007	2006	2006	2005
Reconciliation of net income (loss)
to EBITDA:
Net income (loss)	$106.0	$(62.8)	$(111.5)	$(2.6)	$10.7	$27.5
Provision for income taxes	0.8	-	-	-	7.0	17.9
Interest expense, net	123.1	124.8	141.5	47.3	8.4	14.8
Depreciation, amortization, and depletion	132.7	134.5	123.2	48.3	72.7	129.4
EBITDA	$362.6	$196.5	$153.2	$93.0	$98.8	$189.6

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations includes statements regarding the industry outlook and our expectations regarding the performance of our business.  These non-historical statements in the discussion and analysis are forward-looking statements.  These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in “Risk Factors.”  Our actual results may differ materially from those contained in or implied by any forward-looking statements.  The discussion and analysis should be read together with “Risk Factors” and the financial statements and their related notes included elsewhere in this annual report.

Overview

We are a leading North American supplier of coated papers to catalog and magazine publishers.  Coated paper is used primarily in media and marketing applications, including catalogs, magazines, and commercial printing applications, such as high-end advertising brochures, annual reports, and direct mail advertising.  We are one of North America’s largest producers of coated groundwood paper which is used primarily for catalogs and magazines.  We are also a low cost producer of coated freesheet paper which is used primarily for annual reports, brochures, and magazine covers.  In addition, we have a growing presence in supercalendered paper which is primarily used for retail inserts, but also increasingly for catalogs and magazines.  We also produce and sell market kraft pulp which is used to manufacture printing and writing paper grades and tissue products.  We have recently expanded our product line of specialty papers by introducing new specialty papers for applications in flexible packaging.

Background

We began operations on August 1, 2006, when we acquired the assets and certain liabilities of the business of International Paper.  We were formed by affiliates of Apollo for the purpose of consummating the Acquisition from International Paper.  Verso Paper Corp. went public on May 14, 2008, with an IPO of 14 million shares of common stock, which generated $152.2 million in net proceeds.

Selected Factors Affecting Operating Results

Net Sales

Our sales, which we report net of rebates, allowances and discounts, are a function of the number of tons of paper that we sell and the price at which we sell our paper.  The coated paper industry is cyclical, which results in changes in both volume and price.  Paper prices historically have been a function of macro-economic factors which influence supply and demand.  Price has historically been substantially more variable than volume and can change significantly over relatively short time periods.  Paper prices declined in late 2006 and early 2007, which we believe was due to high customer and producer inventories and cautious purchasing by customers in advance of a scheduled postal rate increase.  Beginning in mid-2007, prices began to rebound following announcements by several of our North American competitors of permanent closures of approximately 1 million tons of annual production capacity (approximately 9% of North American coated paper capacity).  These market conditions continued into early 2008 with a series of announced price increases by suppliers of coated paper. Meanwhile, customers were rebuilding their paper inventories after a significant depletion in the second half of 2007.  In the second half of 2008, we saw a significant weakening in demand as general economic conditions began to worsen.  This weakened demand, coupled with the inventory build, put downward pressure on prices in late 2008 and into 2009, and has caused us, and most coated paper producers, to curtail production to match supply with demand.  Coated prices continue to remain under pressure compared to the peak levels reached in the second half of 2008; however, improved demand combined with market downtime, announced closures, and movements to other grades serve to balance supply with demand.

We are primarily focused on serving two end-user segments: catalogs and magazines.  In 2009, we believe we had a leading market share for the catalog and magazine segments of coated papers.  Coated paper demand is primarily driven by advertising and print media usage.  Advertising spending and magazine and catalog circulation tend to correlate with changes in the GDP of the United States – they rise with a strong economy and contract with a weak economy.

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

We reach our end-users through several channels, including printers, brokers, paper merchants, and direct sales to end-users.  We sell and market our products to approximately 100 customers which comprise approximately 670 end-user accounts.  In 2009, International Paper and its divisions and subsidiaries (including xpedx and Central Lewmar LLC) accounted for approximately 10% of our total net sales.

Our historical results include specialty papers that we manufacture for Thilmany, LLC, or “Thilmany,” on paper machine no. 5 at the Androscoggin mill.  Under a long-term supply agreement entered into in 2005 in connection with International Paper’s sale of its Industrial Papers business to Thilmany, these products are sold to Thilmany at a variable charge for the paper purchased and a fixed charge for the availability of the machine.  The amounts included in our net sales for the specialty papers sold to Thilmany totaled $39.0 million, $42.4 million, and $37.6 million in 2009, 2008, and 2007, respectively.

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

Wood.  Our costs to purchase wood are affected directly by market costs of wood in our regional markets and indirectly by the effect of higher fuel costs on logging and transportation of timber to our facilities.  While we have in place fiber supply agreements that ensure a substantial portion of our wood requirements, purchases under these agreements are typically at market rates.  As we have begun to utilize wood harvested from our 27,000-acre hybrid poplar woodlands located near Alexandria, Minnesota, our ongoing wood costs should be positively impacted.

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

Accounting standards whose application may have a significant effect on the reported results of operations and financial position, and that can require judgments by management that affect their application, include the following: Financial Accounting Standards Board, or “FASB,” Accounting Standards Codification, or “ASC,” 450, Contingencies, FASB ASC 360, Property, Plant, and Equipment, FASB ASC 350, Intangibles – Goodwill and Other, and FASB ASC 715, Compensation – Retirement Benefits.

Impairment of long-lived assets and goodwill.  Long-lived assets are reviewed for impairment upon the occurrence of events or changes in circumstances that indicate that the carrying value of the assets may not be recoverable, as measured by comparing their net book value to the estimated undiscounted future cash flows generated by their use.

Goodwill and other intangible assets are accounted for in accordance with FASB ASC 350.  Intangible assets primarily consist of trademarks, customer-related intangible assets and patents obtained through business acquisitions.  Impairment is the condition that exists when the carrying amount of these assets exceed their implied fair value.  An impairment evaluation of the carrying amount of goodwill and other intangible assets with indefinite lives is conducted annually or more frequently if events or changes in circumstances indicate that an asset might be impaired.  The Company has identified the following trademarks as intangible assets with an indefinite life: Influence®, Liberty® and Advocate®.  Goodwill is evaluated at the reporting unit level and has been allocated to the “Coated” segment.  The valuation as of October 1, 2009, of goodwill and trademarks assigned indefinite lives, indicated no impairment.

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

Pension Benefit Obligations. We offer various pension plans to employees.  The calculation of the obligations and related expenses under these plans requires the use of actuarial valuation methods and assumptions, including the expected long-term rate of return on plan assets, discount rates, projected future compensation increases, health care cost trend rates and mortality rates.  Actuarial valuations and assumptions used in the determination of future values of plan assets and liabilities are subject to management judgment and may differ significantly if different assumptions are used.

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

The assessment of contingent liabilities, including legal contingencies, asset retirement obligations and environmental costs and obligations, involves the use of critical estimates, assumptions and judgments.  Management’s estimates are based on their belief that future events will validate the current assumptions regarding the ultimate outcome of these exposures.  However, there can be no assurance that future events will not differ from management’s assessments.

Recent Accounting Developments

Fair Value Measurements and Disclosures — In January 2010, the FASB issued Accounting Standards Update, or “ASU,” 2010-06, Fair Value Measurements and Disclosures (Topic 820) – Improving Disclosures about Fair Value Measurements, which provides additional guidance relating to fair value measurement disclosures. Specifically, companies will be required to separately disclose significant transfers into and out of Level 1 and Level 2 measurements in the fair value hierarchy and the reasons for those transfers. For Level 3 fair value measurements, the new guidance requires a gross presentation of activities within the Level 3 roll forward.  Additionally, the FASB also clarified existing fair value measurement disclosure requirements relating to the level of disaggregation, inputs, and valuation techniques. This ASU is effective for interim or annual reporting periods beginning after December 15, 2009, except for the detailed Level 3 disclosures, which are effective for interim or annual reporting periods beginning after December 15, 2010. Since ASU 2010-06 only affects disclosure requirements, the adoption of these provisions will have no impact on our financial condition, results of operations, or cash flows.

Other new accounting pronouncements issued but not effective until after December 31, 2009, are not expected to have a significant effect on the Company’s financial condition, results of operations, or cash flows.

Financial Overview

The economic downturn has presented a significant challenge for manufacturers of coated paper as reduced spending on advertising and the overall weak retail market significantly impacted our customers, especially magazine and catalog publishers, resulting in unprecedented declines in demand for coated papers in the first half of 2009. Coated paper demand strengthened during the second half of 2009, and shipments were significantly improved in the fourth quarter of 2009 compared to the fourth quarter of 2008, and were down only slightly from the seasonally strong third quarter of 2009.  On a quarterly basis, year over year demand has increased as mill and end-user inventories have moved to the lowest level in over five years.  However, coated paper prices remained under pressure from the peak levels reached in the second half of 2008.  Improved demand combined with market downtime and movements to other grades serve to balance supply with demand.

Net sales for the fourth quarter of 2009 increased 1.4% as sales volume increased 22.9% compared to last year’s fourth quarter, reflecting an increase in demand, which includes the effects of lower customer inventory levels.  The average sales price fell 17.5% from the fourth quarter of 2008, and fell 1.7% sequentially from the third quarter of 2009.  Additionally, new product initiatives increased net sales by $10.5 million in the fourth quarter of 2009 as compared to the same period in 2008, reflecting the development of new paper product offerings for our customers.

In response to market conditions, we continue to assess and implement, as appropriate, various expense reduction initiatives. Our company-wide cost reduction program produced approximately $62 million of savings during 2009 and is expected to yield an additional $50 million in cost reductions.  Management expects to achieve most of these savings in 2010.  Included in this program are material usage reductions, energy usage reductions, labor cost savings, chemical substitution, selling, general, and administrative expense reductions, and workforce planning improvements.

Also included in the results for 2009 are $238.9 million in pre-tax net benefits from alternative fuel mixture tax credits provided by the U.S. government for our use of black liquor in alternative fuel mixtures and $64.8 million in pre-tax net gains from the early retirement of debt.  The impact of these tax credits is excluded from our calculation of Adjusted EBITDA.  The tax credit, as it relates to liquid fuels derived from biomass, expired on December 31, 2009.  Therefore, we will not recognize any proceeds from this tax credit in future periods.

Results of Operations

The following table sets forth certain consolidated and combined financial information for the years ended December 31, 2009, 2008 and 2007.  Cost of sales in the following table and discussion includes the cost of products sold and depreciation, amortization and depletion.  The following table and discussion should be read in conjunction with the information contained in our consolidated and combined financial statements and the related notes included elsewhere in this annual report.

	Year Ended December 31,
(In thousands of U.S. dollars)	2009	2008	2007
Net sales	$1,360,854	$1,766,813	$1,628,753
Costs and expenses:
Cost of products sold - exclusive of
depreciation, amortization, and depletion	1,242,743	1,463,169	1,403,013
Depreciation, amortization, and depletion	132,682	134,458	123,217
Selling, general, and administrative expenses	61,889	79,744	53,159
Restructuring and other charges	979	27,416	19,395
Operating income (loss)	(77,439)	62,026	29,969
Interest income	(246)	(770)	(1,544)
Interest expense	123,365	125,622	142,976
Other income, net	(307,307)	-	-
Income (loss) before income taxes	106,749	(62,826)	(111,463)
Income tax expense	746	-	-
Net income (loss)	$106,003	$(62,826)	$(111,463)

2009 Compared to 2008

Net Sales. Net sales for 2009 decreased 23.0% to $1,360.9 million from $1,766.8 million as total sales volume decreased 11.7% compared to last year, primarily reflecting lower demand for coated papers in a difficult economic environment and lower sales prices.  The average sales price per ton for all of our products fell 12.8% in 2009 due to the weak demand.

Net sales for our coated and supercalendered papers segment decreased 23.9% to $1,198.8 million in 2009 from $1,575.0 million in 2008.  The decrease reflects a 14.7% decrease in paper sales volume and a 10.8% decrease in average paper sales price per ton for 2009 compared to 2008.

Net sales for our market pulp segment decreased 28.6% to $104.5 million in 2009 from $146.4 million in 2008.  This decline was due to a 27.9% decrease in average sales price per ton combined with a 1.0% decrease in sales volume compared to 2008.

Net sales for our other segment increased 26.9% to $57.6 million in 2009 from $45.4 million in 2008.  New product offerings contributed to the improvement as sales volume increased 31.7% in 2009.  This was partially offset by a 3.6% decrease in average sales price per ton compared to 2008.

Cost of sales. Cost of sales, including depreciation, amortization, and depletion, decreased 13.9% to $1,375.4 million in 2009 from $1,597.7 million in 2008, primarily reflecting the decline in sales volume and the effects of our expense reduction initiatives.  Our gross margin, excluding depreciation, amortization, and depletion, was 8.7% for 2009, compared to 17.2% for 2008.  This compression in the margin reflects lower average sales prices in 2009 and $74.9 million of unabsorbed costs resulting from approximately 340,000 tons of market downtime taken in 2009 compared to $15.8 million of unabsorbed costs resulting from approximately 75,000 tons of market downtime taken in 2008, as we curtailed production in response to weak demand for coated papers.  Depreciation, amortization, and depletion expense was $132.7 million for 2009, compared to $134.5 million for 2008.

Selling, general, and administrative. Selling, general, and administrative expenses were $61.9 million in 2009, compared to $79.7 million in 2008, reflecting the absence of expenses associated with our IPO and the effect of our expense reduction initiatives.

Interest expense. Interest expense was $123.4 million in 2009, compared to $125.6 million in 2008.  Included in 2008 interest expense is $5.0 million from a prepayment penalty and the write-off of debt issuance costs resulting from the partial repayment of our senior unsecured term loan with a portion of the IPO proceeds.  Interest expense for 2009 includes $118.0 million of cash interest expense on our outstanding indebtedness and $5.4 million of non-cash interest expense, including amortization of deferred debt issuance costs.

Other income. Other income was $307.3 million in 2009 and includes $238.9 million in net benefits from alternative fuel mixture tax credits provided by the U.S. government for our use of black liquor in alternative fuel mixtures and $64.8 million in net gains related to the early retirement of debt.

Restructuring and other charges. Restructuring and other charges in 2009, were $1.0 million compared to $27.4 million in 2008.  Restructuring and other charges are comprised of transition and other costs (i.e., technology migration costs, consulting and legal fees, and other one-time costs), including those associated with the Acquisition.  Subsequent to the Acquisition, we entered into a management agreement with Apollo relating to the provision of certain financial and strategic advisory services and consulting services.  Upon consummation of the IPO, Apollo terminated the annual fee arrangement under the management agreement for a one-time fee of $23.1 million in 2008.

2008 Compared to 2007

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

Net sales for our other segment increased 20.7% to $45.4 million in 2008 from $37.6 million in  2007.  This increase reflects an 11.4% increase in average sales price combined with an 8.4% increase in sales volume compared to 2007.

Cost of sales.  Cost of sales, including depreciation, amortization, and depletion, was $1,597.7 million in 2008 compared to $1,526.2 million in 2007, an increase of 4.7% which was primarily driven by higher input costs.  Our gross margin, excluding depreciation, amortization, and depletion, was 17.2% for 2008 compared to 13.9% for 2007, reflecting the higher average sales price in 2008.  Depreciation, amortization, and depletion expenses were $134.5 million in 2008 compared to $123.2 million in 2007.

Selling, general, and administrative expenses.  Selling, general, and administrative expenses were $79.7 million in 2008 compared to $53.2 million in 2007.  Included in selling, general, and administrative expenses for 2008 is a one-time charge of $10.8 million due to the accelerated vesting of the Legacy Class C Units of Verso Paper Management LP in connection with our IPO.

Interest expense.  Interest expense was $125.6 million in 2008, compared to $143.0 million in 2007.  Included in 2008 interest expense is $5.0 million from a prepayment penalty and the write-off of debt issuance costs resulting from the partial repayment of our senior unsecured term loan with a portion of the IPO proceeds.  The decrease in interest expense in 2008 was due to the reduction in aggregate indebtedness and lower interest rates on floating rate debt compared to 2007.  Interest expense for 2008 includes $117.1 million of cash interest expense on our outstanding indebtedness and $8.5 million of non-cash interest expense, including amortization of deferred debt issuance costs.

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

Liquidity and Capital Resources

We rely primarily upon cash flow from operations and borrowings under our revolving credit facility to finance operations, capital expenditures and fluctuations in debt service requirements.  We believe that our ability to manage cash flow and working capital levels, particularly inventory and accounts payable, will allow us to meet our current and future obligations, pay scheduled principal and interest payments, and provide funds for working capital, capital expenditures and other needs of the business for at least the next twelve months.  However, given the uncertainty of the current economic environment, no assurance can be given that we will be able to generate sufficient cash flows from operations or that future borrowings will be available under our revolving credit facility in an amount sufficient to fund our liquidity needs.  As of December 31, 2009, $152.1 million was available for future borrowing under our revolving credit facility.  As we focus on managing our expenses and cash flows, we continue to assess and implement, as appropriate, various earnings and expense reduction initiatives. Management has developed a company-wide cost reduction program which produced approximately $62 million of savings during 2009 and is expected to yield an additional $50 million in cost reductions.  We may also dispose of certain of our non-core assets in order to obtain additional liquidity.

Net cash flows from operating activities.  Net cash provided by operating activities increased to $177.2 million in 2009 compared to $54.1 million in 2008 and $15.0 million in 2007.  The increase from 2008 to 2009 was primarily due to improved results with $104.2 million net income in 2009compared to $62.8 million net losses in 2008.  Net income in 2009 includes $238.9 million in net benefits from alternative fuel mixture tax credits provided by the U.S. government for our use of black liquor in alternative fuel mixtures and $64.8 million in non-cash gains on the early retirement of debt.  The tax credit, as it relates to liquid fuels derived from biomass, expired on December 31, 2009.  Therefore, we will not recognize any proceeds from this tax credit in future periods.  Partially offsetting this net positive impact on cash flows was the negative effect of changes in working capital in 2009, which included declines in accrued liabilities and accounts payable, primarily due to lower input costs, and an increase in accounts receivable, reflecting the recent improvement in sales and the $10 million accrual of alternative fuel mixture tax credits earned, while inventory balances decreased.  The increase in net cash provided by operating activities in 2008 as compared to 2007 was primarily due to improved performance, with a net loss of $62.8 million in 2008 compared to a net loss of $111.5 million in 2007.

Net cash flows from investing activities.  In 2009, 2008, and 2007, we used $34.1 million, $81.3 million, and $69.1 million, respectively, of net cash in investing activities primarily for investments in capital expenditures.  Management significantly reduced annual capital expenditures in 2009 in response to the uncertain economic environment.  The majority of these capital expenditures were realized during the first half of the year while the mills were experiencing significant market downtime.

Net cash flows from financing activities. In 2009 we used net cash of $110.5 million on financing activities, reflecting principal payments and debt repurchases of $306.8 million on long-term debt and $92.1 million in net payments on our revolving credit facility, partially offset by $288.6 million in proceeds from the issuance of $325.0 million in senior secured notes net of discount, underwriting fees, and issuance costs.  This compares to $88.2 million of net cash provided by financing activities in 2008, which reflected principal payments of $154.0 million on outstanding borrowings and dividends paid of $3.1 million offset by net proceeds of $153.2 million from the issuance of common stock and $92.1 million in borrowings under revolving credit facilities.  In 2007 cash flows from financing activities provided $0.2 million of net cash as the $242 million in net proceeds from the issuance of the senior unsecured term loan were distributed to our equity holders, scheduled principal payments of $2.8 million were made on the senior secured term loan, and borrowings under revolving credit facilities increased by $3.1 million.

Indebtedness. As of December 31, 2009, our aggregate indebtedness was $1,192.4 million, net of $24.0 million of unamortized discounts.

On December 31, 2009, Verso Paper Holdings LLC, or “Verso Holdings,” had a credit facility and outstanding debt securities consisting of:

•
$200 million revolving credit facility maturing in 2012, under which no amounts were outstanding, $32.1 million in letters of credit were issued, and $152.1 million was available for future borrowing.  Our availability under our revolving credit facility has been reduced by $15.8 million as a result of the bankruptcy filing of Lehman Commercial Paper, Inc., “Lehman.”  As a result of Lehman’s inability to fulfill its obligation under the revolving credit facility, we do not expect that Lehman will fund its pro rata share of any future borrowing requests.

•	$325 million aggregate principal amount of 11½% senior secured fixed rate notes due 2014;

•	$337 million aggregate principal amount of 9⅛% second priority senior secured fixed rate notes due 2014;

•	$180 million aggregate principal amount of second priority senior secured floating rate notes due 2014; and

•	$300 million aggregate principal amount of 11⅜% senior subordinated fixed rate notes due 2016.

The revolving credit facility bears interest at a rate equal to LIBOR plus 3.00% and/or Prime plus 2.00%.  Verso Holdings is required to pay a commitment fee to the lenders under the revolving credit facility in respect of unutilized commitments at a rate equal to 0.50% per annum and customary letter of credit and agency fees.  The revolving credit facility is secured by first priority security interests in, and mortgages on, substantially all tangible and intangible assets of Verso Holdings and each of its direct and indirect subsidiaries.  It is also secured by first priority pledges of all the equity interests owned by Verso Holdings in its subsidiaries.  The obligations under the revolving credit facility are unconditionally guaranteed by Verso Paper Finance Holdings LLC, or “Verso Finance,” and, subject to certain exceptions, each of its direct and indirect subsidiaries.  On June 3, 2009, the credit agreement was amended and restated to provide for the issuance of the senior secured notes due July 1, 2014 (see below).  The amendment also, among other things, increased the applicable margin for the interest rate on borrowings under the revolving credit facility to 3.0% for Eurodollar loans and 2.0% for base rate loans and eliminated the requirement to maintain a net first-lien secured debt to Adjusted EBITDA ratio, providing us with additional business flexibility.  The revolving credit facility is secured on a ratable and pari passu basis with the senior secured notes due 2014.

On June 11, 2009, Verso Holdings issued $325.0 million aggregate principal amount of 11.5% senior secured notes due July 1, 2014.  These fixed-rate notes pay interest semi-annually.  The notes are secured by substantially all of the property and assets of Verso Holdings and each of its direct and indirect subsidiaries.  The notes are secured on a ratable and pari passu basis with the revolving credit facility.  The net proceeds, after deducting the discount, underwriting fees, and issuance costs, were $288.6 million, which funds were used to repay in full $252.9 million outstanding on Verso Holdings’ first priority term loan and to temporarily reduce the debt outstanding under the revolving credit facility by $35.0 million.  The write-off of unamortized debt issuance costs related to the term loan resulted in a loss of $5.9 million.  On January 12, 2010, Verso Holdings issued an additional $25.0 million aggregate principal amount of the 11.5% senior secured notes under the existing indenture.  These notes will be treated as a single series with and have the same terms as the notes issued under the indenture in June 2009.  The net proceeds including premium, after deducting underwriting fees and before deducting offering expenses, were $27.0 million.  We intend to use the net proceeds for capital expenditures and other general corporate purposes.

During 2009, we repurchased and retired $12.9 million of Verso Holdings’ second priority senior secured fixed-rate notes due on August 1, 2014, for a total purchase price of $7.9 million, which resulted in gains of $4.7 million, net of the write-off of unamortized debt issuance costs.  During 2009, we also repurchased and retired $69.8 million of Verso Holdings’ second priority senior secured floating-rate notes due on August 1, 2014, for a total purchase price of $35.1 million, which resulted in gains of $33.0 million, net of the write-off of unamortized debt issuance costs.  In addition, we de-designated the interest rate swap hedging interest payments on these notes and recognized losses of $0.3 million on the interest rate swap. The second priority senior secured fixed rate notes have a fixed interest rate of 9.125% and pay interest semiannually.  The second priority senior secured floating rate notes bear interest at a rate equal to LIBOR plus 3.75% and pay interest quarterly.  At December 31, 2009, the interest rate was 4.03%.  The original principal amount of the senior subordinated notes was outstanding at December 31, 2009.  These senior subordinated notes have a fixed interest rate of 11.375% and pay interest semi-annually.  The second priority senior secured fixed rate and floating rate notes have the benefit of a second priority security interest in the collateral securing our senior secured credit facility, while the subordinated notes are unsecured.

Additionally, Verso Finance has $74.1 million aggregate principal amount outstanding on its senior unsecured floating-rate term loan which matures in 2013.  In May 2008, a portion of the net proceeds from our IPO were used to repay $138 million of the outstanding principal of the term loan and to pay a related $1.4 million prepayment penalty.  During 2009, we repurchased $46.8 million of the term loan for a total purchase price of $12.4 million, which resulted in gains of $33.5 million, net of the write-off of unamortized debt issuance costs.  The term loan bears interest at a rate equal to LIBOR plus 6.25% on interest payments made in cash and LIBOR plus 7.00% for interest paid in-kind, or “PIK,” and added to the principal balance.  The weighted-average interest rate in effect on December 31, 2009, was 6.59%.  The term loan allows Verso Finance to pay interest either in cash or in-kind through the accumulation of the outstanding principal amount.  Verso Finance has elected to exercise the PIK option for $8.9 million of interest payments due in 2009.

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

We may elect to retire our outstanding debt in open market purchases, privately negotiated transactions, or otherwise.  These repurchases may be funded through available cash from operations and borrowings from our credit facilities.  Such repurchases are dependent on prevailing market conditions, our liquidity requirements, contractual restrictions, and other factors.

Covenant Compliance

The credit agreement and the indentures governing our notes contain affirmative covenants as well as restrictive covenants which limit our ability to, among other things, incur additional indebtedness; pay dividends or make other distributions; repurchase or redeem our stock; make investments; sell assets, including capital stock of restricted subsidiaries; enter into agreements restricting our subsidiaries’ ability to pay dividends; consolidate, merge, sell or otherwise dispose of all or substantially all of our assets; enter into transactions with our affiliates; and incur liens.  These covenants can result in limiting our long-term growth prospects by hindering our ability to incur future indebtedness or grow through acquisitions.  At December 31, 2009, we were in compliance with the covenants in our debt agreements.

Effect of Inflation

While inflationary increases in certain input costs, such as for energy, wood fiber, and chemicals, have an impact on our operating results, changes in general inflation have had minimal impact on our operating results in the last three years.  Sales prices and volumes are more strongly influenced by supply and demand factors in specific markets and by exchange rate fluctuations than by inflationary factors.  We cannot assure you, however, that we will not be affected by general inflation in the future.

Contractual Obligations

The following table reflects our contractual obligations and commercial commitments as of December 31, 2009. Commercial commitments include lines of credit, guarantees and other potential cash outflows resulting from a contingent event that requires our performance pursuant to a funding commitment.

	Payments due by period
		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
Long-term debt (1)	$1,804.2	$116.5	$232.2	$1,101.5	$354.0
Operating leases	16.2	5.2	6.3	2.2	2.5
Purchase obligations (2)	747.1	130.5	175.1	174.2	267.3
Other long-term liabilities (3)	34.4	1.7	0.8	4.1	27.8
Total	$2,601.9	$253.9	$414.4	$1,282.0	$651.6

(1)
Long-term debt includes principal payments, commitment fees, and interest payable. A portion of interest expense is at a variable rate and has been calculated using current LIBOR. Actual payments could vary.

(2)
Purchase obligations include unconditional purchase obligations for power purchase agreements (gas and electricity), machine clothing, and other commitments for advertising, raw materials, or storeroom inventory.

(3)	Other long-termliabilities reflected above represent the gross amount of asset retirement obligations.

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

The majority of our products are sold under contracts with our customers; however, coated freesheet paper is sold without a contract more often then coated groundwood paper.  Our contracts generally specify the volumes to be sold to the customer over the contract term, as well as the pricing parameters for those sales.  Most of our contracts are negotiated on an annual basis, with only a few having terms extending beyond one year.  Typically, our contracts provide for quarterly price adjustments based on market price movements.  The large portion of contracted sales allows us to plan our production runs well in advance, optimizing production over our integrated mill system and thereby reducing costs and increasing overall efficiency.

We reach our end-users through several channels, including printers, brokers, paper merchants, and direct sales to end-users.  We sell and market our products to approximately 100 customers.  In 2009, International Paper and its divisions and subsidiaries (including xpedx and Central Lewmar LLC) accounted for approximately 10% of our total net sales.

Interest Rates

We issued fixed- and floating-rate debt to finance the Acquisition in order to manage our variability to cash flows from interest rates.  Borrowings under our revolving credit facility and our floating rate notes accrue interest at variable rates, but there were no amounts outstanding under our revolving credit facility at December 31, 2009.  A 100 basis point increase in quoted interest rates on our debt balances outstanding as of December 31, 2009, under our floating-rate notes would increase our annual interest expense by $2.5 million.  While we may enter into agreements limiting our exposure to higher interest rates, any such agreements may not offer complete protection from this risk.

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

We do not hedge the entire exposure of our operations from commodity price volatility for a variety of reasons.  To the extent that we do not hedge against commodity price volatility, our results of operations may be affected either favorably or unfavorably by a shift in the future price curve.  As of December 31, 2009, we had net unrealized losses of $1.6 million on open commodity contracts with maturities of one to fifteen months.  These derivative instruments involve the exchange of net cash settlements, based on changes in the price of the underlying commodity index compared to the fixed price offering, at specified intervals without the exchange of any underlying principal.  A 10% decrease in commodity prices would have a negative impact of approximately $3.2 million on the fair value of such instruments.  This quantification of exposure to market risk does not take into account the offsetting impact of changes in prices on anticipated future energy purchases.

We entered into a $250 million notional value receive-variable, pay-fixed interest rate swap in connection with our outstanding floating rate notes that mature in 2014.  We are hedging the cash flow exposure on our quarterly variable-rate interest payments due to changes in the benchmark interest rate (three-month LIBOR).  As of December 31, 2009, the fair value of this swap was an unrealized loss of $1.6 million.  This swap expired on February 1, 2010.

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

Wood.  Our costs to purchase wood are affected directly by market costs of wood in our regional markets and indirectly by the effect of higher fuel costs on logging and transportation of timber to our facilities.  While we have in place fiber supply agreements that ensure a substantial portion of our wood requirements, purchases under these agreements are typically at market rates. As we have begun to utilize wood harvested from our 27,000-acre hybrid poplar woodlands located near Alexandria, Minnesota, our ongoing wood costs should be positively impacted.

Energy.  We produce a large portion of our energy requirements, historically producing approximately 50% of our energy needs for our coated paper mills from sources such as waste wood and paper, hydroelectric facilities, chemicals from our pulping process, our own steam recovery boilers, and internal energy cogeneration facilities.  Our external energy purchases vary across each of our mills and include fuel oil, natural gas, coal, and electricity.  While our internal energy production capacity mitigates the volatility of our overall energy expenditures, we expect prices for energy to remain volatile for the foreseeable future and our energy costs to increase in a high energy cost environment.  As prices fluctuate, we have some ability to switch between certain energy sources in order to minimize costs.  We utilize derivatives contracts as part of our risk management strategy to manage our exposure to market fluctuations in energy prices.

Off-Balance Sheet Arrangements

None.

Item 8. Financial Statements and Supplementary Data

Verso Paper Corp.

Consolidated and Combined Financial Statements
For the Years Ended December 31, 2009, 2008, and 2007

Index to Financial Statements

Management’s Report on Internal Control Over Financial Reporting	40

Reports of Deloitte & Touche LLP, Independent Registered Public Accounting Firm	41

Consolidated and Combined Financial Statements

Consolidated Balance Sheets	43

Consolidated and Combined Statements of Operations	44

Consolidated and Combined Statements of Changes in Stockholders’ Equity	45

Consolidated and Combined Statements of Cash Flows	46

Notes to Consolidated and Combined Financial Statements of Verso Paper Corp.	47

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2009, based upon the guidelines established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America.

Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2009. We reviewed the results of management’s assessment with our Audit Committee.

The effectiveness of our internal control over financial reporting as of December 31, 2009, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their attestation report which appears below.

REPORT OF DELOITTE & TOUCHE LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM, ON CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

To the Board of Directors and Stockholders of Verso Paper Corp.:

We have audited the accompanying consolidated balance sheets of Verso Paper Corp., (the “Company”), a majority-owned subsidiary of Verso Paper Management LP, as of December 31, 2009 and 2008, and the related consolidated and combined statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated and combined financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control ─ Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 2, 2010 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Memphis, Tennessee
March 2, 2010

REPORT OF DELOITTE & TOUCHE LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM, ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Board of Directors and Stockholders of Verso Paper Corp.:

We have audited the internal control over financial reporting of Verso Paper Corp. (the "Company"), a majority-owned subsidiary of Verso Paper Management LP, as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis.  Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2009 of the Company and our report dated March 2, 2010 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

Memphis, Tennessee
March 2, 2010

VESO PAPER CORP.

CONSOLIDATED BALANCE SHEETS

	December 31,
(In thousands of U.S. dollars, except share and per share amounts)	2009	2008
ASSETS
Current Assets:
Cash and cash equivalents	$152,097	$119,542
Accounts receivable - net	104,263	82,484
Inventories	162,401	195,934
Prepaid expenses and other assets	11,292	2,512
Total Current Assets	430,053	400,472
Property, plant, and equipment - net	1,022,622	1,115,990
Reforestation	13,357	12,725
Intangibles and other assets - net	88,006	88,513
Goodwill	18,695	18,695
Total Assets	$1,572,733	$1,636,395
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$103,253	$123,055
Accrued liabilities	116,225	125,565
Current maturities of long-term debt	-	2,850
Total Current Liabilities	219,478	251,470
Long-term debt	1,192,352	1,354,821
Other liabilities	35,612	40,151
Total Liabilities	1,447,442	1,646,442
Commitments and contingencies (Note 18)	-	-
Stockholders' Equity (Deficit):
Preferred stock -- par value $0.01 (20,000,000 shares authorized, no shares issued)	-	-
Common stock -- par value $0.01 (250,000,000 shares authorized with 52,374,647 shares issued and outstanding on December 31, 2009, and 52,046,647 shares
issued and outstanding on December 31, 2008)	524	520
Paid-in-capital	212,381	211,752
Retained deficit	(74,045)	(180,048)
Accumulated other comprehensive loss	(13,569)	(42,271)
Total Stockholders' Equity (Deficit)	125,291	(10,047)
Total Liabilities and Stockholders' Equity	$1,572,733	$1,636,395

Included in the balance sheet line items above are related-party balances as follows:
Accounts receivable	$7,785	$8,312
Accounts payable	498	4,135

See notes to consolidated and combined financial statements.

VESO PAPER CORP.

CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(In thousands of U.S. dollars, except per share data)	2009	2008	2007
Net sales	$1,360,854	$1,766,813	$1,628,753

Costs and expenses:
Cost of products sold - (exclusive of
depreciation, amortization, and depletion)	1,242,743	1,463,169	1,403,013
Depreciation, amortization, and depletion	132,682	134,458	123,217
Selling, general, and administrative expenses	61,889	79,744	53,159
Restructuring and other charges	979	27,416	19,395
Operating income (loss)	(77,439)	62,026	29,969
Interest income	(246)	(770)	(1,544)
Interest expense	123,365	125,622	142,976
Other income, net	(307,307)	-	-
Income (loss) before income taxes	106,749	(62,826)	(111,463)
Income tax expense	746	-	-
Net income (loss)	$106,003	$(62,826)	$(111,463)
Earnings (loss) per common share
Basic	$2.03	$(1.35)	$(2.93)
Diluted	$2.03	$(1.35)	$(2.93)
Weighted average common shares outstanding
Basic	52,138,307	46,691,456	38,046,647
Diluted	52,153,448	46,691,456	38,046,647

Included in the financial statement line items above are
related-party transactions as follows (Notes 15 and 16):
Net sales	$138,760	$165,799	$191,358
Purchases included in cost of products sold	4,625	7,159	11,722
Restructuring and other charges	-	23,281	8,399

See notes to consolidated and combined financial statements.

VESO PAPER CORP.

CONSOLIDATED AND COMBINED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

					Accumulated
					Other
	Common	Common	Paid-in-	Retained	Comprehensive	Total
(In thousands)	Shares	Stock	Capital	Deficit	Income (Loss)	Equity
Balance - December 31, 2006	38,046	$380	$290,017	$(2,637)	$(7,741)	$280,019
Net loss	-	-	-	(111,463)	-	(111,463)
Other comprehensive income (loss):
Net unrealized losses on derivatives				-	(2,095)	(2,095)
Defined benefit pension plan:
Pension liability adjustment	-	-	-	-	(819)	(819)
Prior service cost amortization	-	-	-	-	785	785
Total other comprehensive loss	-	-	-	-	(2,129)	(2,129)
Comprehensive loss	-	-	-	(111,463)	(2,129)	(113,592)
Cash distributions	-	-	(242,153)	-	-	(242,153)
Equity award expense	-	-	625	-	-	625
Balance - December 31, 2007	38,046	380	48,489	(114,100)	(9,870)	(75,101)
Net loss	-	-	-	(62,826)	-	(62,826)
Other comprehensive loss:
Net unrealized losses on derivatives net of $1.9
million of net gains reclassified into net loss	-	-	-	-	(27,571)	(27,571)
Defined benefit pension plan:
Pension liability adjustment	-	-	-	-	(5,701)	(5,701)
Prior service cost amortization	-	-	-	-	871	871
Total other comprehensive loss	-	-	-	-	(32,401)	(32,401)
Comprehensive loss	-	-	-	(62,826)	(32,401)	(95,227)
Issuance of common stock, net of
issuance cost of $15.8 million	14,000	140	152,064	-	-	152,204
Dividends paid ($.06/share)	-	-	-	(3,122)	-	(3,122)
Equity award expense	-	-	11,199	-	-	11,199
Balance - December 31, 2008	52,046	520	211,752	(180,048)	(42,271)	(10,047)
Net income	-	-	-	106,003	-	106,003
Other comprehensive income:
Net unrealized losses on derivatives net of $40.2
million of net losses reclassified into net income	-	-	-	-	27,773	27,773
Defined benefit pension plan:
Pension liability adjustment	-	-	-	-	(413)	(413)
Amortization of net loss and prior service cost	-	-	-	-	1,342	1,342
Total other comprehensive income	-	-	-	-	28,702	28,702
Comprehensive income	-	-	-	106,003	28,702	134,705
Common stock issued for restricted stock	328	4	(4)	-	-	-
Equity award expense	-	-	633	-	-	633
Balance - December 31, 2009	52,374	$524	$212,381	$(74,045)	$(13,569)	$125,291

See notes to consolidated and combined financial statements.

VESO PAPER CORP.

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(In thousands of U.S. dollars)	2009	2008	2007
Cash Flows From Operating Activities:
Net income (loss)	$106,003	$(62,826)	$(111,463)
Adjustments to reconcile net income (loss) to
net cash provided by operating activities:
Depreciation, amortization, and depletion	132,682	134,458	123,217
Amortization of debt issuance costs	5,748	9,924	6,721
Accretion of discount on long-term debt	2,081	-	-
Gain on early extinguishment of debt	(64,777)	-	-
Loss on disposal of fixed assets	533	722	942
Equity award expense	633	11,199	625
Change in unrealized losses on derivatives, net	27,378	(27,571)	(2,095)
Other - net	533	(6,238)	(34)
Changes in assets and liabilities:
Accounts receivable	(21,725)	51,024	(11,803)
Inventories	27,855	(76,314)	20,171
Prepaid expenses and other assets	(18,270)	(7,964)	(8,226)
Accounts payable	(17,357)	(10,202)	(14,194)
Accrued liabilities	(4,161)	37,873	11,118
Net cash provided by operating activities	177,156	54,085	14,979
Cash Flows From Investing Activities:
Proceeds from sale of fixed assets	83	108	1,789
Capital expenditures	(34,216)	(81,386)	(70,864)
Net cash used in investing activities	(34,133)	(81,278)	(69,075)
Cash Flows From Financing Activities:
Proceeds from sale of common stock, net
of issuance cost of $14.8 million	-	153,216	-
Dividends paid	-	(3,122)	-
Proceeds from long-term debt	352,838	92,083	250,000
Repayments of long-term debt	(453,036)	(150,850)	(2,850)
Short-term borrowings (repayments)	-	(3,125)	3,125
Debt issuance costs	(10,270)	-	(7,972)
Cash distributions	-	-	(242,153)
Net cash provided by (used in) financing activities	(110,468)	88,202	150
Change in cash and cash equivalents	32,555	61,009	(53,946)
Cash and cash equivalents at beginning of period	119,542	58,533	112,479
Cash and cash equivalents at end of period	$152,097	$119,542	$58,533
Total interest paid	$90,713	$120,656	$132,206
Total income taxes paid	1,759	-	-

See notes to consolidated and combined financial statements.

VERSO PAPER CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2009 AND 2008, AND FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008, AND TO COMBINED FINANCIAL STATEMENTS FOR THE YEAR ENDED DECEMBER 31, 2007

1.      SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Business — The accompanying financial statements include the accounts of Verso Paper Corp., a Delaware corporation, and its subsidiaries.  Unless otherwise noted, the terms “Verso,” “Verso Paper,” “Company,” “we,” “us,” and “our” refer collectively to Verso Paper Corp. and its subsidiaries.

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

Basis of Presentation — Included in this report are the financial statements of the Company as of December 31, 2009 and 2008, and for the years ended December 31, 2009, 2008, and 2007.  All material intercompany balances and transactions are eliminated.

Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods.  Actual results could differ from these estimates.

Revenue Recognition — Sales are net of rebates, allowances, and discounts.  Revenue is recognized when the customer takes title and assumes the risks and rewards of ownership.  Revenue is recorded at the time of shipment for terms designated f.o.b. (free on board) shipping point.  For sales transactions designated f.o.b. destination, which include export sales, revenue is recorded when the product is delivered to the customer’s site and when title and risk of loss are transferred.

Shipping and Handling Costs — Shipping and handling costs, such as freight to customer destinations, are included in cost of products sold in the accompanying statements of operations.  These costs, when included in the sales price charged for the Company’s products, are recognized in net sales.

Planned Maintenance Costs — Maintenance costs for major planned maintenance shutdowns in excess of $0.5 million are deferred over the period in which the maintenance shutdowns occur and expensed ratably over the period until the next major planned shutdown, since the Company believes that operations benefit throughout that period from the maintenance work performed.  Other maintenance costs are expensed as incurred.

Environmental Costs and Obligations — Costs associated with environmental obligations, such as remediation or closure costs, are accrued when such costs are probable and reasonably estimable.  Such accruals are adjusted as further information develops or circumstances change.  Costs of future expenditures for environmental obligations are discounted to their present value when the expected cash flows are reliably determinable.

Equity Compensation — The Company accounts for equity awards in accordance with Financial Accounting Standards Board, or “FASB,” Accounting Standards Codification, or “ASC,” 718, Compensation – Stock Compensation.  FASB ASC 718 requires employee equity awards to be accounted for under the fair value method. Accordingly, share-based compensation is measured at the grant date based on the fair value of the award.  The Company uses the straight-line attribution method to recognize share-based compensation over the service period of the award.

Income Taxes — The Company accounts for income taxes using the liability method pursuant to FASB ASC 740, Income Taxes.  Under this method, the Company recognizes deferred tax assets and liabilities for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts using enacted tax rates in effect for the year the differences are expected to reverse.  The Company records a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be realized.  The Company evaluates uncertain tax positions annually and considers whether the amounts recorded for income taxes are adequate to address the Company’s tax risk profile. The Company analyzes the potential tax liabilities of specific transactions and tax positions based on management’s judgment as to the expected outcome.

Earnings Per Share — The Company computes earnings per share by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period.  Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised.  It is computed after giving consideration to the weighted average dilutive effect of the Company’s stock options.

Fair Value of Financial Instruments — The carrying amounts for cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued liabilities, and amounts receivable from or due to related parties approximates fair value due to the short maturity of these instruments.  The Company determines the fair value of its long-term debt based on market information and a review of prices and terms available for similar obligations.  See also Note 7, Note 13, and Note 14 for additional information regarding the fair value of financial instruments.

Cash and Cash Equivalents — Cash and cash equivalents include highly liquid investments with a maturity of three months or less at the date of purchase.

Inventories and Replacement Parts and Other Supplies — Inventory values include all costs directly associated with manufacturing products: materials, labor, and manufacturing overhead.  These values are presented at the lower of cost or market.  Costs of raw materials, work-in-progress, and finished goods are determined using the first-in, first-out method.  Replacement parts and other supplies are stated using the average cost method and are reflected in inventory and intangibles and other assets on the balance sheet (see also Note 3 and Note 5).

Property, Plant, and Equipment — Property, plant, and equipment is stated at cost, net of accumulated depreciation. Interest is capitalized on projects meeting certain criteria and is included in the cost of the assets.  The capitalized interest is depreciated over the same useful lives as the related assets.  Expenditures for major repairs and improvements are capitalized, whereas normal repairs and maintenance are expensed as incurred.  Interest cost of $0.4 million was capitalized in 2009 and $1.4 million was capitalized 2008.

Depreciation and amortization are computed using the straight-line method for all assets over the assets’ estimated useful lives.  Estimated useful lives are as follows:

Years
Building	20 - 40
Machinery and equipment	10 - 20
Furniture and office equipment	3 - 10
Computer hardware	3 - 6
Leasehold improvements	Over the terms of the lease
or the useful life of the
improvements

Reforestation — At December 31, 2009, the Company owned or leased approximately 27,000 acres of hybrid poplar plantations.  Timberlands are stated at cost, including capitalized costs attributable to reforestation efforts (i.e., costs for site preparation, planting stock, labor, herbicide, fertilizer, and any other costs required to establish timber on land that was previously not forested).  From August 1, 2006 (date of Acquisition) through December 31, 2009, the Company has been primarily engaged in developing its hybrid poplar woodlands.  Costs attributable to timberlands are charged against income as trees are cut.  The rate charged will be determined annually based on the relationship of incurred costs to estimated current merchantable volume.

Goodwill and Intangible Assets — The Company accounts for goodwill and other intangible assets in accordance with FASB ASC 350, Intangibles – Goodwill and Other.  Intangible assets primarily consist of trademarks, customer-related intangible assets and patents obtained through business acquisitions.  The useful lives of trademarks were determined to be indefinite and, therefore, these assets are not amortized.  Customer-related intangible assets are amortized over their estimated useful lives of approximately twenty-five years.  Patents are amortized over their remaining legal lives of ten years.

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

Impairment of Long-Lived Assets — Long-lived assets are reviewed for impairment upon the occurrence of events or changes in circumstances that indicate that the carrying value of the assets may not be recoverable, as measured by comparing their net book value to the estimated undiscounted future cash flows generated by their use.  Impaired assets are recorded at estimated fair value, determined principally using discounted cash flows.

Allowance for Doubtful Accounts — The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of customers to make required payments.  The Company manages credit risk related to its trade accounts receivable by continually monitoring the creditworthiness of its customers to whom credit is granted in the normal course of business.  Trade accounts receivable balances for sales to unaffiliated customers were approximately $74.5 million at December 31, 2009, compared to $64.4 million at December 31, 2008.

The Company establishes its allowance for doubtful accounts based upon factors surrounding the credit risks of specific customers, historical trends, and other information.  Based on this assessment, an allowance is maintained that represents what is believed to be ultimately uncollectible from such customers.  The allowance for doubtful accounts was approximately $1.0 million at December 31, 2009, compared to $1.9 million at December 31, 2008.  Bad debt expense was $0.4 million for the year ended December 31, 2009, compared to $1.0 million for the year ended December 31, 2008, and was negligible for the year ended December 31, 2007.

Deferred Financing Costs — The Company capitalizes costs incurred in connection with borrowings or establishment of credit facilities.  These costs are amortized as an adjustment to interest expense over the life of the borrowing or life of the credit facility using the effective interest method.  In the case of early debt principal repayments, the Company adjusts the value of the corresponding deferred financing costs with a charge to interest expense, and similarly adjusts the future amortization expense.

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

On December 31, 2009, the Company had $0.8 million of restricted cash included in other assets in the accompanying consolidated balance sheet related to an asset retirement obligation in the state of Michigan.  This cash deposit is required by the state and may only be used for the future closure of a landfill.  The following table presents an analysis related to the Company’s asset retirement obligations included in Other liabilities in the accompanying balance sheets:

	Year Ended December 31,
(In thousands of U.S. dollars)	2009	2008
Asset retirement obligations, January 1	$14,028	$11,614
New liabilities	-	1,091
Accretion expense	779	599
Settlement of existing liabilities	(1,348)	(1,306)
Adjustment to existing liabilities	(159)	2,030
Asset retirement obligations, December 31	$13,300	$14,028

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

Derivative Financial Instruments — Derivative financial instruments are recognized as assets or liabilities in the financial statements and measured at fair value.  The effective portion of the changes in the fair value of derivative financial instruments that qualify and are designated as cash flow hedges are recorded in other comprehensive income.  Changes in the fair value of derivative financial instruments that are entered into as economic hedges are recognized in current earnings.  The Company uses derivative financial instruments to manage its exposure to energy prices and interest rate risk.

Pension Benefits — Pension plans cover substantially all of the Company’s employees.  The defined benefit plan is funded in conformity with the funding requirements of applicable government regulations.  Prior service costs are amortized on a straight-line basis over the estimated remaining service periods of employees.  Certain employees are covered by defined contribution plans.  The Company’s contributions to these plans are based on a percentage of employees’ compensation or employees’ contributions.  These plans are funded on a current basis.

Alternative Fuel Tax Credit — Until December 31, 2009, the United States government provided an excise tax credit to taxpayers for the use of alternative fuel mixtures in their businesses equal to $0.50 per gallon of alternative fuel contained in the mixture.  In January and February 2009, the Internal Revenue Service certified that the Company’s operations at its Androscoggin and Quinnesec mills qualified for the alternative fuel mixture tax credit.  As a result of our use of an alternative fuel mixture containing “black liquor,” a byproduct of pulp production, at our Androscoggin and Quinnesec mills, we recognized $238.9 million of alternative fuel mixture tax credits in the year ended December 31, 2009, including approximately $10 million for claims pending at December 31, 2009.  The amount recognized in fiscal 2009 includes amounts received for claims for use of the alternative fuel mixture from September 2008 through December 2009.  The tax credit, as it relates to liquid fuels derived from biomass, expired on December 31, 2009.  Therefore, we will not recognize any proceeds from this tax credit in future periods.

2.      RECENT ACCOUNTING DEVELOPMENTS

Subsequent Events — In February 2010, the FASB issued Accounting Standards Update, or “ASU,” 2010-09, Subsequent Events (Topic 855), to remove the requirement for SEC filers to disclose the date through which an entity has evaluated subsequent events.  This change removes potential conflicts with current SEC guidance.  ASU 2010-09 also clarifies the intended scope of the reissuance disclosure provisions.  ASU 2010-09 is effective upon issuance and had no impact on the Company’s financial condition, results of operations, or cash flows.  ASC 855, Subsequent Events, establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. FASB ASC 855 defines (1) the period after the balance sheet date during which a reporting entity’s management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (3) the disclosures an entity should make about events or transactions that occurred after the balance sheet date.  FASB ASC 855 is effective prospectively for interim and annual periods ending after June 15, 2009.  The adoption of FASB ASC 855 had no impact on the Company’s financial condition, results of operations, or cash flows.

Fair Value Measurements and Disclosures — In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820) – Improving Disclosures about Fair Value Measurements, which provides additional guidance relating to fair value measurement disclosures. Specifically, companies will be required to separately disclose significant transfers into and out of Level 1 and Level 2 measurements in the fair value hierarchy and the reasons for those transfers. For Level 3 fair value measurements, the new guidance requires a gross presentation of activities within the Level 3 roll forward.  Additionally, the FASB also clarified existing fair value measurement disclosure requirements relating to the level of disaggregation, inputs, and valuation techniques. This ASU is effective for interim or annual reporting periods beginning after December 15, 2009, except for the detailed Level 3 disclosures, which are effective for interim or annual reporting periods beginning after December 15, 2010. Since ASU 2010-06 only affects disclosure requirements, the adoption of these provisions will have no impact on the Company’s financial condition, results of operations, or cash flows.

Accounting Standards Codification — The FASB issued ASC 105, Generally Accepted Accounting Principles, which establishes the FASB Accounting Standards CodificationTM, or the “Codification,” as the source of authoritative U.S. generally accepted accounting principles recognized by the FASB to be applied by nongovernmental entities.  Rules and interpretive releases of the Securities and Exchange Commission, or “SEC,” under authority of federal securities laws are also sources of authoritative guidance for SEC registrants.  All guidance contained in the Codification carries an equal level of authority.  All non-grandfathered, non-SEC accounting literature not included in the Codification is superseded and deemed non-authoritative. FASB ASC 105 is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The adoption of FASB ASC 105 had no impact on the Company’s financial condition, results of operations, or cash flows.

Measuring Liabilities at Fair Value — In August 2009, the FASB issued ASU 2009-05, Fair Value Measurements and Disclosures (Topic 820) – Measuring Liabilities at Fair Value, which provides clarification that in circumstances in which a quoted price in an active market for the identical liabilities is not available, a reporting entity is required to measure fair value using one or more of the techniques provided for in this update.  This ASU is effective for the first interim or annual reporting period beginning after issuance, which for the Company was the fourth quarter of 2009. The adoption of ASU 2009-05 did not have a material impact on the Company’s financial condition, results of operations, or cash flows.

Fair Value of Financial Instruments — FASB ASC 825-10-65 updates FASB ASC 825, Financial Instruments, to increase the frequency of fair value disclosures from an annual basis to a quarterly basis.  The guidance relates to fair value disclosures for any financial instruments that are not currently reflected on the balance sheet at fair value.  These provisions of FASB ASC 825 are effective for interim and annual periods ending after June 15, 2009. Since these provisions only affect disclosure requirements, the adoption of these provisions under FASB ASC 825 had no impact on the Company’s financial condition, results of operations, or cash flows.

Postretirement Benefit Plan Assets — FASB ASC 715-20-65 updates FASB ASC 715 to require more detailed disclosures about employers’ pension plan assets.  New disclosures will include more information on investment strategies, major categories of plan assets, concentrations of risk within plan assets and valuation techniques used to measure the fair value of plan assets.  These provisions of FASB ASC 715 are effective for fiscal years ending after December 15, 2009.  Since these provisions only affect disclosure requirements, the adoption of these provisions under FASB ASC 715 had no impact on the Company’s financial condition, results of operations, or cash flows.

Intangible Assets — FASB ASC 350-30-65 updates FASB ASC 350 and FASB ASC 275, Risks and Uncertainties, to provide guidance on the renewal or extension assumptions used in the determination of the useful life of a recognized intangible asset.  The intent is to better match the useful life of the recognized intangible asset to the period of the expected cash flows used to measure its fair value.  This guidance is effective for fiscal years and interim periods beginning after December 15, 2008.  The adoption of these provisions under FASB ASC 350 and FASB ASC 275 did not have a material impact on the Company’s financial condition, results of operations, or cash flows.

Derivatives and Hedging Activities — FASB ASC 815-10-65 updates FASB ASC 815, Derivatives and Hedging, and changes the disclosure requirements for derivative instruments and hedging activities.  Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under FASB ASC 815, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  These provisions of FASB ASC 815 were effective for fiscal years and interim periods beginning after November 15, 2008.  Since these provisions only affect disclosure requirements, the adoption of these provisions under FASB ASC 815 had no impact on the Company’s financial condition, results of operations, or cash flows.

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

Noncontrolling Interests — FASB ASC 810-10-65, updates FASB ASC 810, Consolidation, to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  These provisions of FASB ASC 810 are effective, on a prospective basis, for fiscal years and interim periods beginning on or after December 15, 2008.  The presentation and disclosure requirements for existing minority interests should be applied retrospectively for all periods presented.  The adoption of these provisions under FASB ASC 810 did not have a material impact on the Company’s financial condition, results of operations, or cash flows.

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

Fair Value Option for Financial Assets and Financial Liabilities — Certain provisions of FASB ASC 825, Financial Instruments, were updated to permit an entity an irrevocable election to measure certain financial assets and financial liabilities at fair value on an instrument-by-instrument basis, with unrealized gains and losses recognized currently in earnings.  The objective was to improve financial reporting by allowing entities to mitigate volatility in reported earnings caused by the measurement of related assets and liabilities using different attributes, without having to apply complex hedge accounting provisions.  The update to the standard was effective as of the beginning of an entity’s fiscal year beginning after November 15, 2007.  The adoption of the updated provisions of FASB ASC 825 did not have a material impact on the Company’s financial condition, results of operations, or cash flows.

Other new accounting pronouncements issued but not effective until after December 31, 2009, are not expected to have a significant effect on the Company’s financial condition, results of operations, or cash flows.

3.      INVENTORIES

Inventories by major category included the following:

	December 31,
(In thousands of U.S. dollars)	2009	2008
Raw materials	$28,923	$29,858
Woodyard logs	4,463	7,970
Work-in-process	27,472	19,001
Finished goods	75,379	113,050
Replacement parts and other supplies	26,164	26,055
Inventories	$162,401	$195,934

4.      PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment were as follows:

	December 31,
(In thousands of U.S. dollars)	2009	2008
Land and land improvements	$30,599	$30,141
Building and leasehold improvements	175,677	174,959
Machinery, equipment, and other	1,214,863	1,172,334
Construction-in-progress	10,260	24,188
	1,431,399	1,401,622
Less: accumulated depreciation	(408,777)	(285,632)
Property, plant, and equipment	$1,022,622	$1,115,990

Depreciation expense was $125.2 million, $126.4 million, and $119.4 million for the years ended December 31, 2009, 2008, and 2007, respectively.

5.      INTANGIBLES AND OTHER ASSETS

Intangibles and other assets consist of the following:

	December 31,
(In thousands of U.S. dollars)	2009	2008
Amortizable intangible assets:
Customer relationships - net of accumulated amortization of $4.6 million and
$3.3 million, respectively	$8,720	$10,020
Patents - net of accumulated amortization of $0.4 million and $0.3 million,
respectively	755	870
Total amortizable intangible assets	9,475	10,890
Unamortizable intangible assets:
Trademarks	21,473	21,473
Other assets:
Financing costs-net of accumulated amortization of $14.3 million and
$14.3 million, respectively	29,229	33,465
Deferred major repair	8,787	9,543
Deferred software cost-net of accumulated amortization of $2.9 million
and $3.0 million, respectively	1,354	2,746
Replacement parts-net	3,806	5,625
Other	13,882	4,771
Total other assets	57,058	56,150
Intangibles and other assets	$88,006	$88,513

Amounts reflected in depreciation, amortization, and depletion expense related to intangibles and other assets are as follows:

	Year Ended December 31,
(In thousands of U.S. dollars)	2009	2008	2007
Intangible amortization	$1,415	$1,565	$1,715
Software amortization	1,880	1,723	1,318

The estimated future amortization expense for intangible assets over the next five years is as follows:

(In thousands of U.S. dollars)
2010	$1,265
2011	1,065
2012	915
2013	815
2014	715

6.      ACCRUED LIABILITIES

A summary of accrued liabilities is as follows:

	December 31,
(In thousands of U.S. dollars)	2009	2008
Accrued interest	$50,069	$33,702
Payroll and employee benefit costs	41,200	48,024
Accrued sales rebates	10,433	10,966
Derivatives	3,705	26,878
Accrued taxes - other than income	1,675	1,777
Freight and other	9,143	4,218
Accrued liabilities	$116,225	$125,565

7.      LONG-TERM DEBT

A summary of long-term debt is as follows:

		As of December 31, 2009			As of December 31, 2008
		Effective
	Original	Interest		Fair		Fair
(In thousands of U.S. dollars)	Maturity	Rate	Balance	Value	Balance	Value
Verso Paper Holdings LLC
First Priority Revolving Credit Facility	8/1/2012	-	-	$-	$92,083	$66,760
First Priority Term Loan	8/1/2013	-	-	-	253,588	183,851
Senior Secured Notes - Fixed	7/1/2014	13.75%	300,977	357,500	-	-
Second Priority Senior Secured Notes - Fixed	8/1/2014	9.13%	337,080	321,911	350,000	141,750
Second Priority Senior Secured Notes - Floating	8/1/2014	4.03%	180,216	142,371	250,000	80,000
Senior Subordinated Notes	8/1/2016	11.38%	300,000	241,500	300,000	90,000
Verso Paper Finance Holdings LLC
Senior Unsecured Term Loan	2/1/2013	6.59%	74,079	31,113	112,000	33,600
			1,192,352	1,094,395	1,357,671	595,961

Less current maturities			-	-	(2,850)	(2,066)
Long-term debt			$1,192,352	$1,094,395	$1,354,821	$593,895

The Company determines the fair value of its long-term debt based on market information and a review of prices and terms available for similar obligations.

Amounts included in interest expense related to long-term debt and amounts of cash interest payments on long-term debt are as follows:

	Year Ended December 31,
(In thousands of U.S. dollars)	2009	2008	2007
Interest expense	$118,013	$117,106	$137,019
Cash interest paid	90,713	120,656	132,206
Debt issuance cost amortization (1)	5,748	9,924	6,721

(1) Amortization of debt issuance cost is included in interest expense.

Verso Finance has a senior unsecured term loan which matures on February 1, 2013.  In May 2008, the Company used a portion of the net proceeds from its IPO to repay $138 million of the outstanding principal of the term loan and to pay a related $1.4 million prepayment penalty.  During 2009, the Company repurchased $46.8 million of the term loan for a total price of $12.4 million, which resulted in gains of $33.5 million, net of write-off of unamortized debt issuance costs.  The net gain is recognized in Other income, net in the consolidated statement of operations.  The term loan allows Verso Finance to pay interest either in cash or in-kind through the accumulation of the outstanding principal amount.  Verso Finance has elected to exercise the PIK option for $8.9 million of interest payments due in 2009.

During 2009, the Company repurchased and retired $69.8 million of the second priority senior secured floating-rate notes due on August 1, 2014, for a total purchase price of $35.1 million, which resulted in gains of $33.0 million, net of the write-off of unamortized debt issuance costs. The Company also repurchased and retired $12.9 million of the second priority senior secured fixed-rate notes due on August 1, 2014, for a total purchase price of $7.9 million, which resulted in gains of $4.7 million, net of the write-off of unamortized debt issuance costs.  In addition, the Company de-designated the interest rate swap hedging interest payments on the floating-rate notes and recognized losses of $0.3 million on the interest rate swap.  The net gain resulting from these transactions is recognized in Other income, net in the consolidated statement of operations.

On June 11, 2009, Verso Holdings issued $325.0 million aggregate principal amount of 11.5% senior secured notes due July 1, 2014.  The notes are secured by substantially all of the property and assets of Verso Holdings and each of its direct and indirect subsidiaries.  The notes are secured on a ratable and pari passu basis with the revolving credit facility.  The net proceeds after deducting the discount, underwriting fees, and issuance costs were $288.6 million, which funds were used to repay in full $252.9 million outstanding on Verso Holdings’ first priority term loan and to temporarily reduce the debt outstanding under the revolving credit facility by $35.0 million.  The write-off of unamortized debt issuance costs related to the term loan resulted in a loss of $5.9 million, which was recognized in Other income, net in the consolidated statement of operations.  On January 12, 2010, Verso Holdings issued an additional $25.0 million aggregate principal amount of the 11.5% senior secured notes under the existing indenture.  These notes will be treated as a single series and have the same terms as the existing notes issued under the indenture in June 2009.  The net proceeds including premium, after deducting underwriting fees and before deducting offering expenses, were $27.0 million.  We intend to use the net proceeds for capital expenditures and other general corporate purposes.

The payments required under the long-term debt listed above during the years following December 31, 2009, are set forth below:

2010	$-
2011	-
2012	-
2013	74,079
2014	818,273
2015 and thereafter	300,000
Total long-term debt	$1,192,352

At December 31, 2009, we were in compliance with the covenants in our debt agreements.

8.      OTHER LIABILITIES

Other liabilities consist of the following:

	December 31,
(In thousands of U.S. dollars)	2009	2008
Asset retirement obligations	$13,300	$14,028
Pension benefit obligation	12,622	12,497
Deferred income taxes	8,035	8,144
Derivatives	-	3,677
Other	1,655	1,805
Other liabilities	$35,612	$40,151

9.      EARNINGS PER SHARE

The following table provides a reconciliation of basic and diluted earnings (loss) per common share:

	Year Ended December 31,
(In thousands, except per share data)	2009	2008	2007
Net income (loss) available to common shareholders	$106,003	$(62,826)	$(111,463)

Weighted average common stock outstanding	52,047	46,691	38,047
Weighted average restricted stock	91	-	-
Weighted average common shares outstanding - basic	52,138	46,691	38,047

Dilutive shares from stock options	15	-	-
Weighted average common shares outstanding - diluted	52,153	46,691	38,047

Basic earnings (loss) per share	$2.03	$(1.35)	$(2.93)

Diluted earnings (loss) per share	$2.03	$(1.35)	$(2.93)

In accordance with FASB ASC 260, Earnings Per Share, unvested restricted stock awards issued in 2009 contain nonforfeitable rights to dividends and qualify as participating securities.  No dividends have been declared or paid in 2009.

For 2009, 319,288 weighted average potentially dilutive shares from stock options with a weighted average exercise price per share of $3.43 were excluded from the diluted earnings per share calculation because including such shares would have been antidilutive.  Additionally, 15,864 weighted average potentially dilutive shares from options with an exercise price per share of $1.11 were excluded from the diluted earnings per share calculation because these performance-based options are not expected to vest.  At December 31, 2008, 2,374 weighted average potentially dilutive shares from options with a weighted average exercise price per share of $1.43 were excluded from the diluted earnings per share calculation due to the antidilutive effect such shares would have on net loss per common share.  There were no equity awards outstanding in 2007.

10.           RETIREMENT PLANS

Defined Benefit Plan

The Company maintains a defined benefit pension plan that provides retirement benefits to hourly employees at the Androscoggin, Bucksport, and Sartell mills hired prior to July 1, 2004.  These employees generally are eligible to participate in the plan upon completion of one year of service and attainment of age 21.  Employees hired after June 30, 2004, who are not eligible for this pension plan receive an additional company contribution to their savings plan (see “Other Benefits” discussion below).  The plan provides defined benefits based on years of credited service times a specified flat dollar benefit rate.

The following table summarizes net periodic pension cost for the years ended December 31, 2009, 2008, and 2007:

	Year Ended December 31,
(In thousands of U.S. dollars)	2009	2008	2007
Components of net periodic pension cost:
Service cost	$6,328	$5,976	$5,278
Interest cost	1,537	998	611
Expected return on plan assets	(1,234)	(762)	(229)
Amortization of prior service cost	1,023	871	785
Amortization of actuarial loss	319	-	-
Net periodic pension cost	$7,973	$7,083	$6,445

The following table provides detail on prior service cost and net actuarial loss recognized in accumulated other comprehensive income at December 31, 2009 and 2008.

(In thousands of U.S. dollars)	2009	2008
Amounts recognized in accumulated other comprehensive income:
Prior service cost	$7,277	$6,931
Net actuarial loss	4,399	5,674

The estimated net actuarial loss and prior service cost that will be amortized from accumulated other comprehensive income into net periodic pension cost during 2010 is $0.1 million and $1.8 million, respectively.  We expect no plan assets to be returned to the company in 2010.

The Company makes contributions that are sufficient to fully fund its actuarially determined costs, generally equal to the minimum amounts required by the Employee Retirement Income Security Act (ERISA).  The Company made contributions of $6.9 million in 2007, with $4.7 million attributable to the 2007 plan year and $2.2 attributable to the 2006 plan year.  The Company made contributions of $9.4 million in 2008, with $6.4 million attributable to the 2008 plan year and $3.0 million attributable to the 2007 plan year.  The Company made contributions of $6.9 million in 2009, with $5.7 million attributable to the 2009 plan year and $1.2 million attributable to the 2008 plan year.  In 2010, the Company expects to make contributions of $4.9 million.

The following table sets forth a reconciliation of the plan’s benefit obligation, plan assets and funded status at December 31, 2009 and 2008:

	Year Ended December 31,
(In thousands of U.S. dollars)	2009	2008
Change in Projected Benefit Obligation:
Benefit obligation at beginning of period	$25,453	$16,708
Service cost	6,328	5,976
Interest cost	1,537	998
Plan amendments	1,369	-
Actuarial loss	703	1,872
Benefits paid	(253)	(101)
Benefit obligation on December 31	$35,137	$25,453

Change in Plan Assets:
Plan assets at fair value, beginning of fiscal year	$12,956	$6,728
Actual net return (loss) on plan assets	2,894	(3,068)
Employer contributions	6,918	9,397
Benefits paid	(253)	(101)
Plan assets at fair value, end of fiscal year	22,515	12,956
Unfunded projected benefit obligation recognized on the
Consolidated Balance Sheets in Other Liabilities	$(12,622)	$(12,497)

The accumulated benefit obligation at December 31, 2009 and 2008, is $35.1 million and $25.5 million, respectively.

The following table summarizes expected future pension benefit payments:

(In thousands of U.S. dollars)
2010	$654
2011	874
2012	1,171
2013	1,489
2014	1,803
2015-2019	15,936

The Company evaluates its actuarial assumptions annually as of December 31 (the measurement date) and considers changes in these long-term factors based upon market conditions and the requirements of FASB ASC 715.  These assumptions are used to calculate benefit obligations as of December 31 of the current year, and pension expense to be recorded for the following year.  The discount rate assumption reflects the yield on a portfolio of high quality fixed-income instruments that have a similar duration to the plan’s liabilities.  The expected long-term rate of return assumption reflects the average return expected on the assets invested to provide for the plan’s liabilities.

The actuarial assumptions used in the defined benefit pension plan were as follows:

	2009	2008	2007
Weighted average assumptions used to determine
benefit obligations as of December 31:
Discount rate	6.00%	6.00%	6.00%
Rate of compensation increase	N/A	N/A	N/A
Weighted average assumptions used to determine net
periodic pension cost for the fiscal year:
Discount rate	6.00	6.00	5.75
Rate of compensation increase	N/A	N/A	N/A
Expected long-term return on plan assets	7.50	7.50	8.00

The Company’s primary investment objective is to ensure, over the long-term life of the pension plan, an adequate pool of sufficiently liquid assets to support the benefit obligations.  In meeting this objective, the pension plan seeks to achieve a high level of investment return through long-term stock and bond investment strategies, consistent with a prudent level of portfolio risk.  Any volatility in investment performance compared to investment objectives should be explainable in terms of general economic and market conditions.  It is not contemplated at this time that any derivative instruments will be used to achieve investment objectives.  The expected return on plan assets assumption for 2010 will be 7.50 percent.  The expected long-term rate of return on plan assets reflects the weighted-average expected long-term rates of return for the broad categories of investments currently held in the plans (adjusted for expected changes), based on historical rates of return for each broad category, as well as factors that may constrain or enhance returns in the broad categories in the future.  The expected long-term rate of return on plan assets is adjusted when there are fundamental changes in expected returns in one or more broad asset categories and when the weighted-average mix of assets in the plans changes significantly.

The following table provides the pension plan’s asset allocation on December 31, 2009:

	Targeted	Allocation of Plan Assets on December 31,
	Allocation	2009	2008
Equity securities:
Large capital equity	26.4%	27.3%	23.8%
Small capital equity	4.6	4.7	4.0
International equity	17.0	16.9	15.1
Other securities:
Bond fund	47.0	46.5	51.4
Fixed income fund	5.0	4.6	5.6

FASB ASC 715-20-65, which is effective for fiscal years ending after December 15, 2009, updates FASB ASC 715, Compensation – Retirement Benefits, to require more detailed disclosures about employers’ pension plan assets, including additional fair value disclosures about employers’ pension and postretirement benefit plan assets consistent with the guidance contained in FASB ASC 820.

The Company and the Plan adopted FASB ASC 820, effective January 1, 2008. FASB ASC 820 provides a common definition of fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  The adoption of these provisions of FASB ASC 820 had no impact on the Plan’s financial statements, but the adoption did result in additional required disclosures as set forth below.

The fair value framework requires the categorization of assets and liabilities into three levels based upon the assumptions used to value the assets or liabilities.  Level 1 provides the most reliable measure of fair value, whereas Level 3 generally requires significant management judgment.  The three levels are defined as follows:

▪ Level 1:	Unadjusted quoted prices in active markets for identical assets or liabilities at the measurementdate.

▪ Level 2:
Observable inputs other than those included in Level 1.  For example, quoted prices for similarassets or liabilities in active markets or quoted prices for identical assets or liabilities in inactive markets.

▪ Level 3:	Unobservable inputs reflecting management’s own assumption about the inputs used in pricingthe asset or liability at the measurement date.

The following table sets forth by level, within the fair value hierarchy, the Plan’s assets at fair value as of December 31, 2009.

(In thousands of U.S. dollars)	Total	Level 1	Level 2 (1)	Level 3
Assets
Large capital equity	$6,149	$-	$6,149	$-
Small capital equity	1,061	-	1,061	-
International equity	3,817	-	3,817	-
Corporate bond fund	6,301	-	6,301	-
Governmental bond fund	4,158	-	4,158	-
Fixed income fund	1,029	-	1,029	-
Total assets at fair value on December 31, 2009	$22,515	$-	$22,515	$-

(1) Based on the net asset value of units held by the plan at year end.

Defined Contribution Plan

The Company sponsors a defined contribution plan to provide salaried and Quinnesec hourly employees an opportunity to accumulate personal funds and to provide additional benefits for retirement.

As determined by the provisions of the plan, the Company contributes annually a percentage of employee earnings.  The percentage is based on age and years of credited service for employees hired prior to July 1, 2004 and a fixed percentage of earnings to employees hired after June 30, 2004.  Expense under this plan was $8.4 million, $6.9 million and $6.7 million for the years ended December 31, 2009, 2008, and 2007, respectively.

Other Benefits

The Company sponsors a 401(k) plan to provide salaried and hourly employees an opportunity to accumulate personal funds and to provide additional benefits for retirement.  Contributions may be made on a before-tax basis to the plan.  As determined by the provisions of the plan, the Company matches the employees’ basic voluntary contributions; however, in response to the challenging economic conditions, the Company suspended its matching contributions to the 401(k) plan for exempt and non-exempt salaried employees beginning April 3, 2009, which reduced expense by approximately $2.3 million in 2009.  On December 23, 2009, the Company amended the plan to reinstate, as of January 1, 2010, matching contributions under the plan in accordance with the formula previously in effect (70% of the first 4% of the participant’s compensation contributed to the plan, plus 60% of the next 4% of the participant’s compensation contributed to the plan).  Such contributions to the plan totaled approximately $5.7 million, $8.4 million and $8.1 million for the years ended December 31, 2009, 2008 and 2007, respectively.

In 2009, the Company offered a voluntary early retirement program to certain eligible employees. The offer was accepted by 71 employees. The Company’s voluntary early retirement program resulted in a charge of $4.2 million to cost of products sold, consisting of separation and accrued medical and dental benefits, and is expected to result in an annual cost savings of $7.1 million. The voluntary early retirement program is expected to be completed by June 30, 2010.

The Company also initiated a reduction in workforce resulting in the elimination of eight positions in 2009. The reduction in workforce resulted in a charge of $0.5 million to selling, general, and administrative expense, consisting of separation and accrued medical and dental benefits, and is expected to result in annual cost savings of $0.8 million.

11.           EQUITY AWARDS

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

A summary of stock option plan activity (including the performance-based options) for the year ended December 31, 2009, is provided below:

		Weighted	Weighted	Aggregate
		Average	Average	Intrinsic
	Options	Exercise	Fair Value	Value
	Outstanding	Price	at Grant Date	(in thousands)
January 1, 2009	15,200	$1.43	$0.46
Options granted	1,083,202	3.55	2.07
Performance options granted (1)	42,000	1.13	0.35
December 31, 2009	1,140,402	3.43	1.99
Options exercisable	30,400	$1.07		$47
Options expected to vest	1,088,998	3.54		93

(1)
At December 31, 2009, there were an additional 41,998 of performance-based options for which the performance period has not begun.
These options are treated as variable awards and had a weighted average fair value of $2.09 at December 31, 2009.

The Company used the Black-Scholes option pricing model to estimate the fair value of stock options granted in 2009 and 2008 with the following assumptions:

	2009	2008
Expected weighted-average life of options granted	5.0 years	5.0 years
Range of volatility rates based on historical industry volatility	31.82% - 87.28%	31.82%
Range of risk-free interest rates	1.49% - 2.73%	2.50%
Expected dividend yield	-	-

Expected lives of options granted are determined using the simplified method of calculating expected life per SEC Staff Accounting Bulletin Topic 14, Share-Based Payment.  Expected volatility is estimated using historical industry volatility blended with Verso’s historical volatility.  The dividend yield is assumed to be zero since we have no current plans to declare dividends.  The risk-free interest rates are based on the market yield of U.S. Treasury securities.

On December 31, 2009, there was $2.0 million of unrecognized compensation cost related to stock options which is expected to be recognized over a weighted-average period of approximately 2.7 years.

Additionally, on September 21, 2009, the Company issued 328,000 restricted stock awards to its executives and certain senior managers with a grant date fair value of $3.69 per share, which is equal to the closing market price of our common stock on the date of grant.  The restrictions lapse in equal annual installments on each of the first three anniversaries of the date of grant.  As of December 31, 2009, there was $1.1 million of unrecognized compensation cost related to restricted stock awards which is expected to be recognized over a weighted-average period of approximately 2.7 years.  The restrictions on these shares automatically lapse in the event of a change of control as defined in the Incentive Plan.

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

In connection with the IPO and the amendment of the limited partnership agreement of the Partnership, the Legacy Class C Units of the Partnership previously granted to certain members of our management were vested as of May 20, 2008.  Prior to the amendment, the Legacy Class C Units were to vest only if certain performance targets were met.  As a result of the accelerated vesting of the Legacy Class C Units, the Company recognized $10.8 million of equity compensation expense in 2008.

Certain members of the Company’s management have been granted Legacy Class B Units, which vest over a five-year period at the rate of 20% per year on each anniversary of the grant date.  The Company’s directors have been granted Legacy Class D Units, which were vested upon grant.  The fair value of the restricted Legacy Class B Units granted to management and the Legacy Class D Units granted to directors for the years ended December 31, 2008 and 2007, was approximately $0.1 million and $0.6 million, respectively.

As of December 31, 2009, there was $0.4 million of unrecognized compensation cost related to unvested Legacy Class B Units. This cost is expected to be recognized over a weighted-average period of approximately 1.6 years.  A summary of Legacy Class B Units activity for the years ended December 31, 2009 and 2008, is presented below:

		Weighted
		Average Fair
		Value at
	Units	Grant Date
Nonvested at December 31, 2007	339,955	$3.40
Vested	(84,343)	3.40
Nonvested at December 31, 2008	255,612	3.40
Vested	(92,443)	3.40
Nonvested at December 31, 2009	163,169	3.40

Equity award expense for the years ended December 31, 2009, 2008, and 2007, was $0.6 million; $11.2 million, which includes the $10.8 million related to the vesting of the Legacy Class C Units; and $0.6 million, respectively.

The Company estimates the fair value of management equity awards using the Black-Scholes valuation model.  Key input assumptions applied under the Black-Scholes option pricing model for the Legacy Class C Units were as follows:  expected term of one year based on the lock-up period following the IPO, volatility rate of 36.65% based on industry historical volatility rate, expected dividend rate of 1%, and average risk free rate of 2.0%.  Assumptions applied under the Black-Scholes option pricing model for the Legacy Class B Units and the Legacy Class D Units were as follows:  expected term of five years based on the vesting period, volatility rate of 36.65% based on industry historical volatility rate, no expected dividends, and average risk free rates of 3.0% in 2008 and 4.2% to 4.7% in 2007.

12.           BUCKSPORT ENERGY ASSET INVESTMENT

The Company has a joint ownership interest with Bucksport Energy LLC, an unrelated third party, in a cogeneration power plant producing steam and electricity.  The plant was built in 2000 and is located at and supports the Bucksport mill.  Each co-owner owns an undivided proportional share of the plant’s assets and the Company accounts for this investment under the proportional consolidation method.  The Company owns 28% of the steam and electricity produced by the plant.  The Company may purchase its remaining electrical needs from the plant at market rates.  The Company is obligated to purchase the remaining 72% of the steam output from the plant at fuel cost plus a contractually fixed fee per unit of steam.  Power generation and operating expenses are divided on the same basis as ownership.  The Company has cash which is restricted in its use and may be used only to fund the ongoing energy operations of this investment.  Approximately $0.2 million of restricted cash is included in other assets in the balance sheet at December 31, 2009 and 2008.  Balances included in the balance sheet at December 31, 2009 and 2008, related to this investment are as follows:

	December 31,
(In thousands of U.S. dollars)	2009	2008
Other receivables	$63	$99
Other current assets	158	158
Total current assets	$221	$257
Property, plant, and equipment	$10,671	$10,699
Accumulated depreciation	(2,012)	(1,385)
Net property, plant, and equipment	$8,659	$9,314
Current liabilities	$(48	$(84)

13.	DERIVATIVE INSTRUMENTS AND HEDGES

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

The Company enters into short-term, fixed-price energy swaps as hedges designed to mitigate the risk of changes in commodity prices for future purchase commitments.  These fixed-price swaps involve the exchange of net cash settlements, based on changes in the price of the underlying commodity index compared to the fixed price offering, at specified intervals without the exchange of any underlying principal.  Effective November 1, 2007, the Company designated its energy hedging relationships as cash flow hedges under FASB ASC 815.  For the period of time these hedge relationships were not designated under FASB ASC 815, the swaps were measured at fair value with gains or losses included in current earnings.  Subsequent to designation, net gains or losses attributable to effective hedging are recorded in Accumulated other comprehensive income, and the ineffective portion continues to be recognized in Cost of products sold.  As of December 31, 2008, certain commodity swaps hedging anticipated natural gas purchases for January and February 2009 with unrealized losses of $1.0 million were de-designated due to modifications in management’s expected usage.

In addition to the hedges designated under FASB ASC 815, the Company has entered into short-term energy swaps for the purpose of creating an economic hedge designed to mitigate the risk of changes in commodity prices for future energy purchase and sale commitments.

In February 2008, the Company entered into a two-year, $250 million notional value receive-variable, pay-fixed interest rate swap in connection with the Company’s outstanding floating rate notes that mature in 2014.  The notes pay interest quarterly based on a three-month LIBOR.  The Company is hedging the cash flow exposure on its quarterly variable-rate interest payments due to changes in the benchmark interest rate (three-month LIBOR) and designated the interest rate swap as a cash flow hedge under FASB ASC 815.  During 2009, the Company repurchased $69.8 million of the hedged notes and de-designated the interest-rate swap hedging the interest payments on the debt.  During 2009, $0.3 million of losses have been recognized in Other income, net in the consolidated statement of operations.

The following table presents information about the volume and fair value amounts of the Company’s derivative instruments:

	At December 31, 2009			At December 31, 2008
		Fair Value Measurements			Fair Value Measurements		Balance
	Notional	Derivative	Derivative	Notional	Derivative	Derivative	Sheet
(dollars in thousands)	Amount	Asset	Liability	Amount	Asset	Liability	Location
Derivatives designated as hedging
instruments under FASB ASC 815
Short-term, fixed price energy swaps - MMBtu's	5,430,707	$560	$2,132	7,242,456	$-	$26,878	Other assets/ Accrued liabilties
Interest rate swaps, receive-variable, pay-fixed	$-	-	-	$250,000	-	3,677	Other liabilities
Derivatives not designated as hedging
instruments under FASB ASC 815
Interest rate swaps, receive-variable, pay-fixed	$250,000	-	1,573	$-	-	-	Other liabilities

The following tables present information about the effect of the Company’s derivative instruments on Accumulated other comprehensive income and the consolidated and combined statements of operations:

	Gain (Loss) Recognized		Gain (Loss) Reclassified
	in Accumulated OCI		from Accumulated OCI		Location of
			Year Ended		Gain (Loss)
	At December 31,		December 31,		on Statements
(dollars in thousands)	2009	2008	2009	2008	of Operations
Derivatives designated as hedging
instruments under FASB ASC 815
Short-term, fixed price energy swaps (1)	$(1,514)	$(25,852)	$(36,723)	$1,375	Cost of products sold
Interest rate swaps, receive-variable, pay-fixed (1)	(281)	(3,859)	(3,511)	525	Interest expense / Other income, net

(1) Net losses at December 31, 2009, are expected to be reclassified from Accumulated other comprehensive income into earnings within the next 15 months.

			Gain (Loss) Recognized
	Gain (Loss) Recognized		on Derivative		Location of
	on Derivative		(Ineffective Portion)		Gain (Loss)
	Year Ended December 31,				on Statements
(dollars in thousands)	2009	2008	2009	2008	of Operations
Derivatives designated as hedging
instruments under FASB ASC 815
Short-term, fixed price energy swaps	$(4,652)	$(4,446)	$(92)	$(22)	Cost of products sold
Derivatives not designated as hedging
instruments under FASB ASC 815
Short-term, fixed price energy swaps	-	837			Cost of products sold
Interest rate swaps, receive-variable, pay-fixed	(1,257)	-			Interest expense / Other income, net

14.           FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The Company uses fair value measurements for the initial recording of certain assets and liabilities, periodic remeasurement of certain assets and liabilities, and disclosures.  Fair value is generally defined as the exit price at which an asset or liability could be exchanged in a current transaction between willing, unrelated parties, other than in a forced or liquidation sale.

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

▪ Level 3:	Unobservable inputs reflecting management’s own assumption about the inputs used in pricing the asset or liability at the measurement date.

The following table summarizes the balances of assets and liabilities measured at fair value on a recurring basis:

(In thousands of U.S. dollars)	Total	Level 1	Level 2	Level 3
At December 31, 2009
Assets:
Deferred compensation assets (1)	$643	$643	$-	$-
Regional Greenhouse Gas Initiative carbon credits (1)	248	-	248	-
Commodity swaps (1)	560	-	560	-
Liabilities:
Commodity swaps (1)	$2,132	$-	$2,132	$-
Interest rate swaps (2)	1,573	-	1,573	-
Deferred compensation liabilities (1)	643	643	-	-
At December 31, 2008
Assets:
Deferred compensation assets (1)	$177	$177	$-	$-
Regional Greenhouse Gas Initiative carbon credits (1)	230	-	230	-
Liabilities:
Commodity swaps (1)	$26,878	$-	$26,878	$-
Interest rate swaps (2)	3,677	-	3,677	-
Deferred compensation liabilities (1)	177	177	-	-

(1) Based on observable market data.
(2) Based on observable inputs for the liability (interest rates and yield curves observable at specific intervals).

The Company may also be required periodically to measure certain other assets at fair value on a nonrecurring basis, including long-lived assets, goodwill and other intangible assets.  The Company did not record any impairment charges on long-lived assets, goodwill, or other intangible assets as no significant events requiring non-financial assets and liabilities to be measured at fair value occurred during the years ended December 31, 2009, 2008, or 2007.

15.           RELATED PARTY TRANSACTIONS

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

The Company had net sales to International Paper and its divisions and subsidiaries (including xpedx and Central Lewmar LLC) of approximately $138.8 million, $165.8 million, and $191.4 million for the years ended December 31, 2009, 2008, and 2007, respectively.  For the year ended December 31, 2009, sales to International Paper equaled 10% of the Company’s net sales.  The Company had purchases included in cost of products sold from International Paper of approximately $4.6 million, $7.2 million, and $11.7 million for the years ended December 31, 2009, 2008, and 2007, respectively.

Subsequent to the Acquisition, the Company entered into a management agreement with Apollo relating to the provision of certain financial and strategic advisory services and consulting services.  Management fees to Apollo for these services were $2.8 million for the year ended December 31, 2007.  Upon consummation of the IPO, Apollo terminated the annual fee arrangement under the management agreement for its consulting and advisory services, in exchange for a one-time payment of $23.1 million corresponding to the present value of all future annual fee payments pursuant to the terms of the management agreement.  Although the annual fee arrangement was terminated in connection with the IPO, the management agreement remains in effect and will expire on August 1, 2018.  Under the management agreement, at any time prior to the expiration of the agreement, Apollo has the right to act, in return for additional fees to be mutually agreed by the parties to the management agreement, as the Company’s financial advisor or investment banker for any merger, acquisition, disposition, financing or the like if the Company decides that it needs to engage someone to fill such role.  In the event the Company is not able to come to an agreement with Apollo in connection with such role, at the closing of any merger, acquisition, disposition or financing or any similar transaction, the Company has agreed to pay Apollo a fee equal to 1% of the aggregate enterprise value (including the aggregate value of equity securities, warrants, rights and options acquired or retained; indebtedness acquired, assumed or refinanced; and any other consideration or compensation paid in connection with such transaction).  The Company agreed to indemnify Apollo and its affiliates and their directors, officers and representatives for losses relating to the services contemplated by the management agreement and the engagement of affiliates of Apollo pursuant to, and the performance by them of the services contemplated by, the management agreement.

16.           RESTRUCTURING AND OTHER CHARGES

Restructuring and other charges are comprised of transition and other costs (i.e., technology migration costs, consulting and legal fees, and other one-time costs), including those associated with the Acquisition.  The charges for the year ended December 31, 2009, were $1.0 million.  The charges for the year ended December 31, 2008, were $27.4 million, which included a one-time payment of $23.1 million to terminate the annual fee arrangement under the management agreement with Apollo, and $0.2 million of transition service agreement costs paid to International Paper.  The charges for the year ended December 31, 2007, were $19.4 million, which included $5.6 million of transition service agreement costs paid to International Paper and $2.8 million of charges under the management agreement with Apollo.  As of September 30, 2007, the Company substantially discontinued the use of services under this agreement.

17.           INCOME TAXES

The following is a summary of the components of the provision (benefit) for income taxes:

	Year Ended December 31
(In thousands of U.S. dollars)	2009	2008
Current tax provision:
U.S. federal	$76	$-
U.S. state and local	779	-
	855	-
Deferred tax provision (benefit):
U.S. federal	36,507	(15,617)
U.S. state and local	6,277	(2,970)
	42,784	(18,587)
Valuation allowance	(42,894)	18,587
Income tax provision	$745	$-

A reconciliation of income tax expense using the statutory federal income tax rate compared with actual income tax expense follows:

	Year Ended December 31
(In thousands of U.S. dollars)	2009	2008
Tax at Statutory U.S. Rate of 34%	$36,294	$(21,361)
Increase resulting from:
Equity award expense	101	3,808
Disallowed interest	-	730
Meals and entertainment	171	171
Nondeductible lobbying expenses	2	23
Other	2	2
Net permanent differences	276	4,734
Return to provision	13	-
State income taxes (benefit)	7,056	(1,960)
Valuation allowance	(42,894)	18,587
Total income tax provision	$745	$-

The following is a summary of the significant components of our deferred tax position:

	Year Ended December 31
(In thousands of U.S. dollars)	2009	2008
Deferred tax assets:
Net operating loss and credit carryforwards	$150,762	$156,872
Pension	4,866	4,780
Payment-in-kind interest	4,083	1,099
Inventory reserves	3,339	2,045
Compensation reserves	2,949	2,031
Inventory capitalization	2,632	1,841
Unrealized hedge losses	1,571	9,182
Bad debt reserves	1,234	-
Other	1,190	1,565
Gross deferred tax assets	172,626	179,415
Less: valuation allowance	(31,743)	(84,881)
Deferred tax assets, net of allowance	$140,883	$94,534

Deferred tax liabilities:
Property, plant, and equipment	$(105,829)	$(86,650)
Intangible assets	(11,581)	(12,273)
Cancellation of debt income deferral	(25,920)	-
Deferred repair charges	(3,288)	(3,619)
Prepaid expenses	(2,300)	(136)
Total deferred tax liabilities	(148,918)	(102,678)
Net deferred tax liabilities	$(8,035)	$(8,144)

The valuation allowance for deferred tax assets as of December 31, 2009 and 2008 was $31.7 million and $84.9 million, respectively.  The change in the valuation allowance of $53.2 million relates to the increase in net deferred tax assets for federal income taxes and for some states, since it is more likely than not that we will not recognize those benefits as defined in FASB ASC 740.

Income tax benefits related to the pension prior service liability have been credited to other comprehensive income. The benefits have been reduced by a valuation allowance of $4.9 million.  Income tax benefits related to hedging activity have been credited to other comprehensive income, and the benefits have been reduced by a valuation allowance of $0.7 million.

The Company’s policy is to record interest paid with respect to income taxes as interest expense or interest income, respectively, in the consolidated statements of operations.

The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Based on the unique alternative fuels tax credit income in 2009 and our lack of historical earnings, management believes it is more likely than not that the Company will not realize the benefits of those deductible differences.

The Company has federal net operating loss carryforwards totaling approximately $412.1 million on December 31, 2009, which begin to expire in 2026.

The Company has state net operating loss carryforwards totaling approximately $204.9 million on December 31, 2009, which begin to expire in 2011.

The Company is subject to various federal, state, and local income tax audits for the tax years ended December 31, 2006 through 2009.  As of the current date there are two ongoing federal excise tax audits, both of which relate to the alternative fuels tax credits.

18.           COMMITMENTS AND CONTINGENCIES

Operating Leases — The Company has entered into operating lease agreements, which expire at various dates through 2014, related to certain machinery and equipment used in its manufacturing process.  Rental expense under operating leases amounted to $6.8 million, $6.6 million and $6.1 million for the years ended December 31, 2009, 2008 and 2007, respectively.

The following, as of December 31, 2009, represents the future minimum rental payments due under non-cancelable operating leases that have initial or remaining lease terms in excess of one year:

(In thousands of U.S. dollars)
2010	$5,180
2011	3,647
2012	2,638
2013	1,361
2014	810
Thereafter	2,516
Total	$16,152

Purchase obligations — The Company has entered into unconditional purchase obligations in the ordinary course of business for the purchase of certain raw materials, energy, and services.  At December 31, 2009, total unconditional purchase obligations were $747.1 million, due as follows: 2010–$130.5 million; 2011–$88.5 million; 2012–$86.6 million; 2013–$86.6 million; 2014– $87.6; and thereafter–$267.3 million.

Employee Severance Plan — Under the employee severance plan, each of our named executive officers is eligible to receive a termination allowance in the event of a termination of employment due to certain events, including the executive’s job elimination, a facility closing, the executive’s disability, or the executive’s inability to perform the requisite duties of his position despite his reasonable efforts.

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

In October 2009, Thilmany (together with its parent company, Packaging Dynamics Corporation) served the Company with a lawsuit filed in circuit court in Outagamie County, Wisconsin.  Thilmany alleges in the lawsuit that the alternative fuel mixture tax credits that the Company has received from the operation of the Androscoggin mill have had the effect of reducing the Company’s costs associated with operating the Androscoggin mill and producing the pulp that the Company uses to manufacture paper products for Thilmany on paper machine no. 5 under the supply agreement between the parties.  Thilmany seeks unspecified damages for the Company’s alleged breach of contract for failing to provide Thilmany with a prorated share of the purported cost savings attributable to the tax credits and a declaration that Thilmany is entitled to a prorated share of any such future costs savings attributable to the Company’s use of alternative fuel mixtures at the Androscoggin mill.  In November  2009, the Company filed responsive pleadings with the court in which it denied Thilmany’s claims and requested that Packaging Dynamics Corporation be dismissed from the lawsuit.

The Company is involved in legal proceedings incidental to the conduct of its business.  The Company does not believe that any liability that may result from these proceedings will have a material adverse effect on its financial statements.

19.            INFORMATION BY INDUSTRY SEGMENT

The Company operates in three operating segments; coated and supercalendered papers; hardwood market pulp; and other, consisting of specialty papers.  The Company operates in one geographic segment, the United States.  The Company’s core business platform is as a producer of coated freesheet, coated groundwood, and uncoated supercalendered papers.  These products serve customers in the catalog, magazine, inserts, and commercial print markets.

The following table summarizes the industry segments for the years ended December 31, 2009, 2008, and 2007:

	Year Ended December 31,
(In thousands of U.S. dollars)	2009	2008	2007
Net Sales:
Coated and supercalendered	$1,198,758	$1,575,005	$1,443,170
Hardwood market pulp	104,541	146,443	148,007
Other	57,555	45,365	37,576
Total	$1,360,854	$1,766,813	$1,628,753

Operating Income (Loss):
Coated and supercalendered	$(57,474)	36,885	$(1,504)
Hardwood market pulp	(12,548)	29,931	35,808
Other	(7,417)	(4,790)	(4,335)
Total	$(77,439)	$62,026	$29,969

Depreciation, Amortization, and Depletion:
Coated and supercalendered	$110,415	$112,928	$102,161
Hardwood market pulp	17,916	18,385	18,278
Other	4,351	3,145	2,778
Total	$132,682	$134,458	$123,217

Capital Spending:
Coated and supercalendered	$28,604	$69,029	$65,179
Hardwood market pulp	3,869	8,604	2,649
Other	1,743	3,753	3,036
Total	$34,216	$81,386	$70,864

20.            QUARTERLY DATA

Our quarterly financial data (unaudited) is as follows:

	2009				2008
(In millions of U.S. dollars	Fourth	Third	Second	First	Fourth	Third	Second	First
except per share data)	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
Summary Statement of Operations Data:
Net sales	$381.0	$394.7	$298.1	$287.1	$375.9	$485.4	$451.6	$453.9
Gross margin (1)	44.3	56.2	(0.4)	18.1	51.3	99.4	74.4	78.5
Cost of products sold	368.8	371.8	331.5	303.3	358.4	419.8	411.9	407.6
Selling, general, and administrative expenses	16.5	15.1	14.9	15.4	20.9	18.3	26.3	14.2
Restructuring and other charges	0.3	0.4	0.1	0.2	0.9	1.1	23.7	1.7
Interest income	(0.1)	(0.1)	-	(0.1)	(0.3)	(0.2)	(0.1)	(0.2)
Interest expense	33.5	34.3	28.5	27.1	29.6	27.8	34.5	33.7
Other income, net	(57.0)	(70.3)	(66.7)	(113.3)	-	-	-	-
Provision for income taxes	0.8	-	-	-	-	-	-	-
Net income (loss)	18.2	43.5	(10.2)	54.5	(33.6)	18.6	(44.7)	(3.1)
Share Data:
Earnings (loss) per share:
Basic	$0.35	$0.84	$(0.20)	$1.05	$(0.64)	$0.36	$(1.00)	$(0.08)
Diluted	0.35	0.83	(0.20)	1.05	(0.64)	0.36	(1.00)	(0.08)
Weighted average common shares outstanding (thousands):
Basic	52,375	52,082	52,047	52,047	52,047	52,047	44,508	38,047
Diluted	52,409	52,116	52,047	52,047	52,047	52,047	44,508	38,047
Dividends declared per share	$-	$-	$-	$-	$0.03	$0.03	$-	n/a
Closing price per share:
High	$3.49	$3.69	$1.89	$1.30	$2.24	$7.84	$10.80	n/a
Low	2.22	1.11	0.54	0.34	0.93	2.46	8.00	n/a
Period-end	2.61	2.99	1.23	0.64	1.03	2.64	8.46	n/a

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2009.  Based upon this evaluation, and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2009.

Management’s Report on Internal Control Over Financial Reporting

Management’s report on our internal control over financial reporting is included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

In Item 4T of our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2009, management reported that as of September 30, 2009, it did not maintain operating effectiveness of certain internal controls over financial reporting relating to the cash disbursement process, and as a result, a material weakness in our internal control over financial reporting existed as of September 30, 2009.

In the fourth quarter of 2009, the following controls were implemented to ensure the accuracy of our consolidated financial statements and to prevent or detect potential material misstatements on a timely basis:
•        We implemented enhanced controls over the cash disbursement process ensuring validity of the transactions processed.
•        We implemented new controls over review of related journal entries.
•        We enhanced segregation of duty controls over the preparation and review of accounts payable related account reconciliations.

Management has evaluated the design of these new controls and procedures and subjected them to appropriate testing, and concluded that they are operating effectively.

There was no other change in our internal control over financial reporting during the fiscal quarter ended December 31, 2009, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

Not applicable.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference from the definitive proxy statement to be filed within 120 days after December 31, 2009, pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with our 2010 annual meeting of stockholders.

Item 11.  Executive Compensation

The information required by this item is incorporated by reference from the definitive proxy statement to be filed within 120 days after December 31, 2009, pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with our 2010 annual meeting of stockholders.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference from the definitive proxy statement to be filed within 120 days after December 31, 2009, pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with our 2010 annual meeting of stockholders.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference from the definitive proxy statement to be filed within 120 days after December 31, 2009, pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with our 2010 annual meeting of stockholders.

Item 14.  Principal Accountant Fees and Services

The information required by this item is incorporated by reference from the definitive proxy statement to be filed within 120 days after December 31, 2009, pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with our 2010 annual meeting of stockholders.

Part IV

Item 15.  Exhibits and Financial Statement Schedule

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

3.1	Amended and Restated Certificate of Incorporation of Verso Paper Corp.(2)

3.2	Amended and Restated Bylaws of Verso Paper Corp.(2)

4.1	Specimen common stock certificate of Verso Paper Corp.(2)

4.2
Indenture relating to the 9⅛% Second Priority Senior Secured Fixed Rate Notes due 2014 and the Second Priority Senior Secured Floating Rate Notes due 2014, dated as of August 1, 2006, among Verso Paper Holdings LLC, Verso Paper Inc., the Guarantors named therein, and Wilmington Trust Company, as Trustee.(1)

4.3
Indenture relating to the 11⅜% Senior Subordinated Notes due 2016, dated as of August 1, 2006, among Verso Paper Holdings LLC, Verso Paper Inc., the Guarantors named therein, and Wilmington Trust Company, as Trustee.(1)

4.4	Collateral Agreement dated as of August 1, 2006, among Verso Paper Holdings LLC, Verso Paper Inc., the Subsidiaries named therein, and Wilmington Trust Company, as Collateral Agent.(3)

4.5	Indenture dated as of June 11, 2009, among Verso Paper Holdings LLC, Verso Paper Inc., the guarantors named therein, and Wilmington Trust FSB, as trustee.(4)

4.6
Registration Rights Agreement, dated as of June 11, 2009, among Verso Paper Holdings LLC, Verso Paper Inc., the guarantors named therein, and Credit Suisse Securities (USA) LLC and Citigroup Global Markets Inc., as initial purchasers.(4)

4.7	Supplemental Indenture, dated as of January 15, 2010, among Verso Paper Holdings LLC, Verso Paper Inc., the guarantors named therein, and Wilmington Trust FSB, as trustee.(5)

4.8
Registration Rights Agreement, dated as of January 15, 2010, among Verso Paper Holdings LLC, Verso Paper Inc., the guarantors named therein, and Credit Suisse Securities (USA) LLC, as initial purchaser.(5)

10.1
Amended and Restated Credit Agreement dated as of June 3, 2009, among Verso Paper Finance Holdings LLC, Verso Paper Holdings LLC, the lenders party thereto, Credit Suisse, Cayman Islands Branch, as administrative agent, Lehman Brothers Inc., as syndication agent, Citigroup Global Markets Inc. and Bank of America Securities LLC, as co-documentation agents, and Credit Suisse Securities (USA) LLC and Lehman Brothers Inc., as joint bookrunners and co-lead arrangers.(3)

10.2
Amended and Restated Guarantee and Collateral Agreement dated as of June 11, 2009, among Verso Paper Finance Holdings LLC, Verso Paper Holdings LLC, each other Pledgor identified therein, Credit Suisse, Cayman Islands Branch, as administrative agent for the secured parties, Credit Suisse, Cayman Islands Branch, as credit agreement authorized representative, Wilmington Trust FSB, as note authorized representative, and each additional authorized representative from time to time party thereto.(3)

10.3	Third Amended and Restated Limited Partnership Agreement of Verso Paper Management LP dated as of May 20, 2008 (form).(2)

10.4	Registration Rights Agreement among Verso Paper Investments LP and the individual limited partners of Verso Paper Management LP (form).(2)

10.5
Intellectual Property Security Agreement dated as of August 1, 2006, made by Verso Paper Finance Holdings LLC, Verso Paper Holdings LLC, Verso Paper Inc., Verso Paper LLC, Verso Androscoggin LLC, Verso Bucksport LLC, Verso Quinnesec LLC, Verso Sartell LLC and NexTier Solutions Corporation in favor of Credit Suisse, Cayman Islands Branch, as Administrative Agent.(1)

10.6
Intellectual Property Security Agreement dated as of August 1, 2006, made by Verso Paper Holdings LLC, Verso Paper Inc., Verso Paper LLC, Verso Androscoggin LLC, Verso Bucksport LLC, Verso Quinnesec LLC, Verso Sartell LLC, and Nextier Solutions Corporation in favor of Wilmington Trust Company, as Collateral Agent.(1)

10.7
Intercreditor Agreement dated as August 1, 2006, among Credit Suisse, Cayman Islands Branch, as Intercreditor Agent, Wilmington Trust Company, as Trustee, Verso Paper Finance Holdings LLC, Verso Paper Holdings LLC, and the Subsidiaries named therein.(1)

10.8
Credit Agreement dated January 31, 2007, among Verso Paper Finance Holdings LLC, Verso Paper Finance Holdings Inc., the Lenders party thereto, Credit Suisse, as Administrative Agent, and Citigroup Global Markets Inc., as Syndication Agent.(2)

10.9	Management and Transaction Fee Agreement dated as of August 1, 2006, among Verso Paper LLC, Verso Paper Investments LP, Apollo Management V, L.P. and Apollo Management VI, L.P.(1)

10.10*	Verso Paper Corp. 2008 Incentive Award Plan (form),(2) as amended by the First Amendment to Verso Paper Corp. 2008 Incentive Award Plan.(6)

10.11*	Form of Verso Paper Corp. 2008 Incentive Award Plan Stock Option Grant Notice and Stock Option Agreement for Non-Employee Directors.(6)

10.12*	Form of Verso Paper Corp. 2008 Incentive Award Plan Stock Option Grant Notice and Stock Option Agreement.(7)

10.13*	Form of Verso Paper Corp. 2008 Incentive Award Plan Restricted Stock Award Grant Notice and Restricted Stock Award Agreement.(7)

10.14*	Verso Paper Corp. Senior Executive Incentive Bonus Plan (form).(2)

10.15*	2009 Long-Term Cash Award Program for Executives effective as of January 1, 2009, pursuant to the Verso Paper Corp. Senior Executive Bonus Plan.(3)

10.16*
Employment Agreement dated as of November 16, 2006, between Mike Jackson and Verso Paper Holdings LLC,(1) as supplemented by the Letter Agreement dated as of November 16, 2006, between Verso Paper Holdings LLC and Mike Jackson,(1) and as amended by the First Amendment to Employment Agreement dated as of January 1, 2008, between Mike Jackson and Verso Paper Holdings LLC,(2) and the Second Amendment to Employment Agreement dated as of December 31, 2008, between Mike Jackson and Verso Paper Holdings LLC.(8)

10.17*	Letter Agreement dated as of February 16, 2007, between Verso Paper Management LP and Mike Jackson.(1)

10.18*
Confidentiality and Non-Competition Agreement dated as of January 1, 2008, between Verso Paper Holdings LLC and Lyle J. Fellows,(2) as amended by the First Amendment to Confidentiality and Non Competition Agreement dated as of December 31, 2008, between Verso Paper Holdings LLC and Lyle J. Fellows.(8)

10.19*
Confidentiality and Non-Competition Agreement dated as of January 1, 2008, between Verso Paper Holdings LLC and Michael A. Weinhold,(2) as amended by the First Amendment to Confidentiality and Non Competition Agreement dated as of December 31, 2008, between Verso Paper Holdings LLC and Michael A. Weinhold.(8)

10.20*
Confidentiality and Non-Competition Agreement dated as of January 1, 2008, between Verso Paper Holdings LLC and Robert P. Mundy,(2) as amended by the First Amendment to Confidentiality and Non Competition Agreement dated as of December 31, 2008, between Verso Paper Holdings LLC and Robert P. Mundy.(8)

10.21*
Confidentiality and Non-Competition Agreement dated as of January 1, 2008, between Verso Paper Holdings LLC and Peter H. Kesser,(2) as amended by the First Amendment to Confidentiality and Non Competition Agreement dated as of December 31, 2008, between Verso Paper Holdings LLC and Peter H. Kesser.(8)

10.22*
Confidentiality and Non-Competition Agreement dated as of January 1, 2008, between Verso Paper Holdings LLC and Ricardo Moncada, as amended by the First Amendment to Confidentiality and Non Competition Agreement dated as of December 31, 2008, between Verso Paper Holdings LLC and Ricardo Moncada.

10.23*	Letter Agreement dated as of November 1, 2006, between Verso Paper Management LP and L.H. Puckett.(1)

10.24*	Indemnification Agreement between Verso Paper Corp. and its directors and executive officers (form).(2)

10.25*
Verso Paper Deferred Compensation Plan, consisting of The CORPORATEplan for RetirementSM Executive Plan, Basic Plan Document, effective as of February 15, 2007, as amended and restated by the Adoption Agreement effective as of December 1, 2008, as further amended by the Verso Paper Deferred Compensation Plan Amendment effective as of April 10, 2009, and as further amended by the Second Amendment to Verso Paper Deferred Compensation Plan effective as of December 23, 2009.(9)

10.26*	Executive Retirement Program effective as of January 1, 2010.(9)

21	Subsidiaries of Verso Paper Corp.

23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.

23.2	Consent of Resource Information Systems, Inc.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under Securities Exchange Act of 1934.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under Securities Exchange Act of 1934.

32.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(b) under Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of United States Code.

32.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(b) under Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code.

(1)	Incorporated by reference to the Registration Statement of Verso Paper Holdings LLC on Form S-4 (Registration No. 333-142283), as amended.

(2)	Incorporated by reference to our Registration Statement on Form S-1 (Registration No. 333-148201) filed with the Securities and Exchange Commission (the “SEC”) on December 20, 2007, as amended.

(3)	Incorporated by reference to our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2009.

(4)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on June 11, 2009.

(5)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on January 15, 2010.

(6)	Incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

(7)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on September 25, 2009.

(8)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on January 2, 2009.

(9)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on December 30, 2009.

*	An asterisk denotes a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 3, 2010
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

Signature	Position	Date

/s/ Michael A. Jackson		March 3, 2010
Michael A. Jackson	President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ Robert P. Mundy		March 3, 2010
Robert P. Mundy	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Michael E. Ducey		March 3, 2010
Michael E. Ducey	Director

/s/ Thomas Gutierrez		March 3, 2010
Thomas Gutierrez	Director

/s/ Scott M. Kleinman
Scott M. Kleinman	Director	March 3, 2010

/s/ David W. Oskin
David W. Oskin	Director	March 3, 2010

/s/ Eric L. Press
Eric L. Press	Director	March 3, 2010

/s/ L.H. Puckett, Jr.
L.H. Puckett, Jr.	Director	March 3, 2010

/s/ David B. Sambur
David B. Sambur	Director	March 3, 2010

/s/ Jordan C. Zaken		March 3, 2010
Jordan C. Zaken	Director

REPORT OF DELOITTE & TOUCHE LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM, ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Stockholders of Verso Paper Corp.:

We have audited the consolidated and combined financial statements of Verso Paper Corp. (the “Company”), a majority-owned subsidiary of Verso Paper Management LP, as of December 31, 2009 and 2008, and for each of the three years in the period ended December 31, 2009, and the Company's internal control over financial reporting as of December 31, 2009, and have issued our reports thereon dated March 2, 2010; such consolidated and combined financial statements and reports are included elsewhere in this Form 10-K. Our audits also included the financial statement schedule of the Company listed in the accompanying index at Item 15. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated and combined financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP

Memphis, Tennessee
March 2, 2010

S-1

Schedule I – Valuation Accounts
Verso Paper Corp.
For the Years Ended December 31, 2007, 2008, and 2009

	Balance at	Charged to	Charge-off	Balance
	Beginning	Cost and	Against	at End of
(in thousands of U.S. dollars)	of Period	Expenses	Allowances	Period
Allowance for uncollectible accounts included under
the balance sheet caption "Accounts receivable"
Year Ended December 31, 2007	$1,937	$(258)	$(2)	$1,677
Year Ended December 31, 2008	$1,677	$999	$(783)	$1,893
Year Ended December 31, 2009	$1,893	$432	$(1,356)	$969

S-2