Form 10-Q
period 2013-06-30
Verso Paper Corp.; Verso Paper Holdings LLC
filed 2013-08-08
CIK 1421182, 1395864

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

Verso Paper Corp.
(Exact name of registrant as specified in its charter)

Delaware	001-34056	75-3217389
(State of Incorporation or Organization)	(Commission File Number)	(IRS Employer Identification Number)

Verso Paper Holdings LLC
(Exact name of registrant as specified in its charter)

Delaware	333-142283	56-2597634
(State of Incorporation or Organization)	(Commission File Number)	(IRS Employer Identification Number)

6775 Lenox Center Court, Suite 400
Memphis, Tennessee 38115-4436
(Address, including zip code, of principal executive offices)

(901) 369-4100
(Registrants’ telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Verso Paper Corp.	☑ Yes ☐ No
Verso Paper Holdings LLC	☑ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Verso Paper Corp.	☑ Yes ☐ No
Verso Paper Holdings LLC	☑ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Verso Paper Corp.
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Verso Paper Holdings LLC
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Verso Paper Corp.	☐ Yes ☑ No
Verso Paper Holdings LLC	☐ Yes ☑ No

As of July 31, 2013, Verso Paper Corp. had 53,172,484 outstanding shares of common stock, par value $0.01 per share, and Verso Paper Holdings LLC had one outstanding limited liability company interest.

This Form 10-Q is a combined quarterly report being filed separately by two registrants: Verso Paper Corp. and Verso Paper Holdings LLC.

Entity Names and Organization

Within our organization, Verso Paper Corp. is the ultimate parent entity and the sole member of Verso Paper Finance Holdings One LLC, which is the sole member of Verso Paper Finance Holdings LLC, which is the sole member of Verso Paper Holdings LLC.  As used in this report, the term “Verso Paper” refers to Verso Paper Corp.; the term “Verso Finance” refers to Verso Paper Finance Holdings LLC; the term “Verso Holdings” refers to Verso Paper Holdings LLC; and the term for any such entity includes its direct and indirect subsidiaries when referring to the entity’s consolidated financial condition or results.  Unless otherwise noted, references to “Verso,” “we,” “us,” and “our” refer collectively to Verso Paper and Verso Holdings.  Other than Verso Paper’s common stock transactions, Verso Finance’s debt obligation and related financing costs and interest expense, Verso Holdings’ loan to Verso Finance, and the debt obligation of Verso Holdings’ consolidated variable interest entity to Verso Finance, the assets, liabilities, income, expenses and cash flows presented for all periods represent those of Verso Holdings in all material respects.  Unless otherwise noted, the information provided pertains to both Verso Paper and Verso Holdings.

Forward-Looking Statements

In this quarterly report, all statements that are not purely historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Forward-looking statements may be identified by the words “believe,” “expect,” “anticipate,” “project,” “plan,” “estimate,” “intend,” and other similar expressions.  Forward-looking statements are based on currently available business, economic, financial, and other information and reflect management’s current beliefs, expectations, and views with respect to future developments and their potential effects on us.  Actual results could vary materially depending on risks and uncertainties that may affect us and our business.  For a discussion of such risks and uncertainties, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other sections of this quarterly report and to Verso Paper’s and Verso Holdings’ other filings with the Securities and Exchange Commission.  We assume no obligation to update any forward-looking statement made in this quarterly report to reflect subsequent events or circumstances or actual outcomes.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	VERSO PAPER		VERSO HOLDINGS
	June 30,	December 31,	June 30,	December 31,
(Dollars in thousands, except per share amounts)	2013	2012	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$10,143	$61,525	$10,088	$61,470
Accounts receivable, net	102,947	100,888	103,073	101,014
Inventories	152,117	131,467	152,117	131,467
Assets held for sale	50	24,867	50	24,867
Prepaid expenses and other assets	3,062	4,026	3,062	3,996
Total current assets	268,319	322,773	268,390	322,814
Property, plant, and equipment, net	755,150	793,031	755,150	793,031
Intangibles and other assets, net	90,732	93,127	114,020	116,432
Total assets	$1,114,201	$1,208,931	$1,137,560	$1,232,277
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$80,379	$92,079	$80,379	$92,079
Accrued liabilities	113,958	120,180	114,080	119,121
Current maturities of long-term debt	—	8,501	—	—
Liabilities related to assets held for sale	—	176	—	176
Total current liabilities	194,337	220,936	194,459	211,376
Long-term debt	1,256,584	1,248,458	1,279,889	1,187,052
Other liabilities	64,121	61,223	57,346	54,448
Total liabilities	1,515,042	1,530,617	1,531,694	1,452,876
Commitments and contingencies (Note 13)	—	—	—	—
Equity:
Preferred stock -- par value $0.01 (20,000,000 shares authorized, no shares issued)	—	—	n/a	n/a
Common stock -- par value $0.01 (250,000,000 shares authorized with 53,246,715 shares issued and 53,172,484 outstanding on June 30, 2013, and 52,951,379 shares issued and 52,896,374 outstanding on December 31, 2012)	533	530	n/a	n/a
Treasury stock -- at cost (74,231 shares on June 30, 2013 and 55,005 shares on December 31, 2012)	(106)	(84)	n/a	n/a
Paid-in-capital	220,053	219,158	230,582	324,562
Retained deficit	(597,434)	(516,017)	(600,829)	(519,888)
Accumulated other comprehensive loss	(23,887)	(25,273)	(23,887)	(25,273)
Total deficit	(400,841)	(321,686)	(394,134)	(220,599)
Total liabilities and equity	$1,114,201	$1,208,931	$1,137,560	$1,232,277
See notes to unaudited condensed consolidated financial statements.

VERSO PAPER CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands, except per share amounts)	2013	2012	2013	2012
Net sales	$330,385	$365,262	$663,605	$740,557
Costs and expenses:
Cost of products sold - (exclusive of depreciation, amortization, and depletion)	293,888	323,185	585,747	660,465
Depreciation, amortization, and depletion	26,307	31,777	52,287	63,200
Selling, general, and administrative expenses	19,180	19,930	37,976	38,748
Restructuring charges	166	(106)	1,182	(21)
Total operating expenses	339,541	374,786	677,192	762,392
Other operating income	(686)	—	(3,971)	—
Operating loss	(8,470)	(9,524)	(9,616)	(21,835)
Interest income	(5)	(2)	(14)	(4)
Interest expense	34,440	33,228	69,100	65,347
Other loss (income), net	134	(22,077)	2,706	7,493
Loss before income taxes	(43,039)	(20,673)	(81,408)	(94,671)
Income tax expense (benefit)	—	9	9	(60)
Net loss	$(43,039)	$(20,682)	$(81,417)	$(94,611)
Loss per common share
Basic	$(0.81)	$(0.39)	$(1.53)	$(1.79)
Diluted	(0.81)	(0.39)	(1.53)	(1.79)
Weighted average common shares outstanding (in thousands)
Basic	53,172	52,908	53,075	52,797
Diluted	53,172	52,908	53,075	52,797
 See notes to unaudited condensed consolidated financial statements.

VERSO PAPER CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2013	2012	2013	2012
Net loss	$(43,039)	$(20,682)	$(81,417)	$(94,611)
Other comprehensive income (loss):
Derivative financial instruments:
Effective portion of net unrealized losses	—	—	—	(1,365)
Reclassification of accumulated other comprehensive loss to net loss	101	515	245	5,155
Defined benefit pension plan amortization of net loss and prior service cost	568	564	1,141	1,129
Other	—	—	—	119
Other comprehensive income	669	1,079	1,386	5,038
Comprehensive loss	$(42,370)	$(19,603)	$(80,031)	$(89,573)
See notes to unaudited condensed consolidated financial statements.

VERSO PAPER HOLDINGS LLC
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2013	2012	2013	2012
Net sales	$330,385	$365,262	$663,605	$740,557
Costs and expenses:
Cost of products sold - (exclusive of depreciation, amortization, and depletion)	293,888	323,185	585,747	660,465
Depreciation, amortization, and depletion	26,307	31,777	52,287	63,200
Selling, general, and administrative expenses	19,180	19,930	37,976	38,697
Restructuring charges	166	(106)	1,182	(21)
Total operating expenses	339,541	374,786	677,192	762,341
Other operating income	(686)	—	(3,971)	—
Operating loss	(8,470)	(9,524)	(9,616)	(21,784)
Interest income	(384)	(382)	(772)	(762)
Interest expense	34,819	31,993	69,258	62,910
Other loss (income), net	134	(22,077)	2,706	7,493
Net loss	$(43,039)	$(19,058)	$(80,808)	$(91,425)
 See notes to unaudited condensed consolidated financial statements.

VERSO PAPER HOLDINGS LLC
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2013	2012	2013	2012
Net Loss	$(43,039)	$(19,058)	$(80,808)	$(91,425)
Other comprehensive income (loss):
Derivative financial instruments:
Effective portion of net unrealized losses	—	—	—	(1,365)
Reclassification of accumulated other comprehensive loss to net loss	101	515	245	5,155
Defined benefit pension plan amortization of net loss and prior service cost	568	564	1,141	1,129
Other	—	—	—	119
Other comprehensive income	669	1,079	1,386	5,038
Comprehensive loss	$(42,370)	$(17,979)	$(79,422)	$(86,387)
See notes to unaudited condensed consolidated financial statements.

VERSO PAPER CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2013 AND 2012
							Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity (Deficit)

	Common Shares	Common Stock	Treasury Shares	Treasury Stock	Paid-in-Capital	Retained Deficit
(Dollars and shares in thousands)
Balance - December 31, 2011	52,631	$526	(26)	$(53)	$216,485	$(342,188)	$(28,658)	$(153,888)
Net loss	—	—	—	—	—	(94,611)	—	(94,611)
Other comprehensive income	—	—	—	—	—	—	5,038	5,038
Common stock issued for restricted stock, net	320	4	(17)	(11)	(4)	—	—	(11)
Equity award expense	—	—	—	—	1,647	—	—	1,647
Balance - June 30, 2012	52,951	$530	(43)	$(64)	$218,128	$(436,799)	$(23,620)	$(241,825)

Balance - December 31, 2012	52,951	$530	(55)	$(84)	$219,158	$(516,017)	$(25,273)	$(321,686)
Net loss	—	—	—	—	—	(81,417)	—	(81,417)
Other comprehensive income	—	—	—	—	—	—	1,386	1,386
Common stock issued for restricted stock, net	296	3	(19)	(22)	(3)	—	—	(22)
Equity award expense	—	—	—	—	898	—	—	898
Balance - June 30, 2013	53,247	$533	(74)	$(106)	$220,053	$(597,434)	$(23,887)	$(400,841)
See notes to unaudited condensed consolidated financial statements.

VERSO PAPER HOLDINGS LLC
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN MEMBER'S EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2013 AND 2012
			Accumulated Other Comprehensive Income (Loss)	Total Member's Equity (Deficit)

	Paid-in-Capital	Retained Deficit
(Dollars in thousands)
Balance - December 31, 2011	$321,110	$(353,636)	$(28,658)	$(61,184)
Cash distributions	—	(63)	—	(63)
Net loss	—	(91,425)	—	(91,425)
Other comprehensive income	—	—	5,038	5,038
Equity award expense	1,647	—	—	1,647
Balance - June 30, 2012	$322,757	$(445,124)	$(23,620)	$(145,987)

Balance - December 31, 2012	$324,562	$(519,888)	$(25,273)	$(220,599)
Cash distributions	—	(133)	—	(133)
Return of capital	(94,878)	—	—	(94,878)
Net loss	—	(80,808)	—	(80,808)
Other comprehensive income	—	—	1,386	1,386
Equity award expense	898	—	—	898
Balance - June 30, 2013	$230,582	$(600,829)	$(23,887)	$(394,134)
See notes to unaudited condensed consolidated financial statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	VERSO PAPER		VERSO HOLDINGS
	Six Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2013	2012	2013	2012
Cash Flows From Operating Activities:
Net loss	$(81,417)	$(94,611)	$(80,808)	$(91,425)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization, and depletion	52,287	63,200	52,287	63,200
Amortization of debt issuance costs	2,689	2,603	2,659	2,423
Accretion of discount on long-term debt	278	1,157	278	1,157
Loss on early extinguishment of debt, net	—	8,244	—	8,244
Gain on disposal of assets	(4,013)	(728)	(4,013)	(728)
Equity award expense	898	1,647	898	1,647
Other - net	1,151	1,191	1,151	1,191
Changes in assets and liabilities:
Accounts receivable	(2,042)	15,979	(2,042)	15,979
Inventories	(20,606)	(8,086)	(20,606)	(8,086)
Prepaid expenses and other assets	3,022	6,627	3,039	6,627
Accounts payable	(11,700)	(4,092)	(11,700)	(4,274)
Accrued liabilities	(4,593)	(39,635)	(4,926)	(42,407)
Net cash used in operating activities	(64,046)	(46,504)	(63,783)	(46,452)
Cash Flows From Investing Activities:
Proceeds from sale of assets	28,341	1,452	28,341	1,452
Transfers to restricted cash, net	(641)	(559)	(641)	(559)
Capital expenditures	(13,793)	(31,072)	(13,793)	(31,072)
Net cash provided by (used in) investing activities	13,907	(30,179)	13,907	(30,179)
Cash Flows From Financing Activities:
Borrowings on revolving credit facilities	62,500	90,000	62,500	90,000
Payments on revolving credit facilities	(55,000)	(50,000)	(55,000)	(50,000)
Proceeds from long-term debt	—	341,191	—	341,191
Debt issuance costs	(220)	(23,228)	(220)	(23,228)
Repayments of long-term debt	(8,501)	(354,984)	—	(354,984)
Return of capital	—	—	(8,653)	—
Cash distributions	—	—	(133)	(63)
Acquisition of treasury stock	(22)	(11)	—	—
Net cash (used in) provided by financing activities	(1,243)	2,968	(1,506)	2,916
Change in cash and cash equivalents	(51,382)	(73,715)	(51,382)	(73,715)
Cash and cash equivalents at beginning of period	61,525	94,869	61,470	94,795
Cash and cash equivalents at end of period	$10,143	$21,154	$10,088	$21,080
See notes to unaudited condensed consolidated financial statements.

VERSO PAPER CORP. AND VERSO PAPER HOLDINGS LLC

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AS OF JUNE 30, 2013, AND DECEMBER 31, 2012, AND FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED JUNE 30, 2013 AND 2012

1.  BACKGROUND AND BASIS OF PRESENTATION

Within our organization, Verso Paper Corp. is the ultimate parent entity and the sole member of Verso Paper Finance Holdings One LLC, which is the sole member of Verso Paper Finance Holdings LLC, which is the sole member of Verso Paper Holdings LLC.  As used in this report, the term “Verso Paper” refers to Verso Paper Corp.; the term “Verso Finance” refers to Verso Paper Finance Holdings LLC; the term “Verso Holdings” refers to Verso Paper Holdings LLC; and the term for any such entity includes its direct and indirect subsidiaries when referring to the entity’s consolidated financial condition or results.  Unless otherwise noted, references to “Verso,” “we,” “us,” and “our” refer collectively to Verso Paper and Verso Holdings.  Other than Verso Paper’s common stock transactions, Verso Finance’s debt obligation and related financing costs and interest expense, Verso Holdings’ loan to Verso Finance, and the debt obligation of Verso Holdings’ consolidated variable interest entity to Verso Finance, the assets, liabilities, income, expenses and cash flows presented for all periods represent those of Verso Holdings in all material respects.  Unless otherwise noted, the information provided pertains to both Verso Paper and Verso Holdings.

We operate in the following three market segments: coated papers; hardwood market pulp; and other, consisting of specialty papers.  Our core business platform is as a producer of coated freesheet and coated groundwood papers.  Our products are used primarily in media and marketing applications, including catalogs, magazines, and commercial printing applications such as high-end advertising brochures, annual reports, and direct-mail advertising.

This report contains the unaudited condensed consolidated financial statements of Verso Paper and Verso Holdings as of June 30, 2013, and for the three-month and six-month periods ended June 30, 2013 and 2012. The December 31, 2012, condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required annually by accounting principles generally accepted in the United States of America, or “GAAP.”  In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments that are necessary for the fair presentation of Verso Paper’s and Verso Holdings’ respective financial conditions, results of operations, and cash flows for the interim periods presented.  Except as disclosed in the notes to the unaudited condensed consolidated financial statements, such adjustments are of a normal, recurring nature.  Variable interest entities for which Verso Paper or Verso Holdings is the primary beneficiary are consolidated.  Intercompany balances and transactions are eliminated in consolidation.  The results of operations and cash flows for the interim periods presented may not necessarily be indicative of full-year results.  It is suggested that these financial statements be read in conjunction with the audited consolidated financial statements and notes thereto of Verso Paper and Verso Holdings contained in their respective Annual Reports on Form 10-K for the year ended December 31, 2012.

2.  RECENT ACCOUNTING DEVELOPMENTS

 ASC Topic 220, Comprehensive Income.  Accounting Standards Update, or “ASU,” No. 2013-02, Comprehensive Income (Topic 220), Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income was effective for fiscal years and interim periods beginning after December 15, 2012, which for us was the first quarter of 2013.  The adoption of the provisions of ASU No. 2013-02 resulted in additional disclosure of the location within the statement of operations of amounts reclassified from other comprehensive income but had no impact on our financial condition, results of operations, or cash flows.

ASC Topic 350, Intangibles – Goodwill and Other.  ASU No. 2012-02, Intangibles—Goodwill and Other (Topic 350), Testing Indefinite Lived Intangible Assets for Impairment, is intended to simplify the guidance for impairment testing of indefinite-lived intangible assets other than goodwill.  Under the new guidance, an entity has the option to assess qualitative factors to determine whether it is necessary to perform a quantitative impairment test.  Entities electing to perform a qualitative assessment are no longer required to calculate the fair value of an indefinite-lived intangible asset unless the entity determines, based on a qualitative assessment, that it is “more likely than not” that the asset is impaired.  ASU No. 2012-02 is effective for annual and interim impairment tests performed in fiscal years beginning after September 15, 2012, which for us was March 31, 2013.  The adoption of this guidance in the first quarter of 2013 did not have any impact on our consolidated financial statements.

Other new accounting pronouncements issued but not effective until after June 30, 2013, are not expected to have a significant effect on our consolidated financial statements.

3.  SUPPLEMENTAL FINANCIAL STATEMENT INFORMATION

Earnings Per Share — Verso Paper computes earnings per share by dividing net income or net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period.  Diluted earnings per share is computed by dividing net income or net loss by the weighted average number of shares outstanding, after giving effect to potentially dilutive common share equivalents outstanding during the period.  Potentially dilutive common share equivalents are not included in the computation of diluted earnings per share if they are anti-dilutive.

The following table provides a reconciliation of basic and diluted loss per common share of Verso Paper:

	VERSO PAPER
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share data)	2013	2012	2013	2012
Net loss available to common shareholders	$(43,039)	$(20,682)	$(81,417)	$(94,611)
Weighted average common stock outstanding	52,612	52,351	52,553	52,326
Weighted average restricted stock	560	557	522	471
Weighted average common shares outstanding - basic	53,172	52,908	53,075	52,797
Dilutive shares from stock options	—	—	—	—
Weighted average common shares outstanding - diluted	53,172	52,908	53,075	52,797
Basic loss per share	$(0.81)	$(0.39)	$(1.53)	$(1.79)
Diluted loss per share	$(0.81)	$(0.39)	$(1.53)	$(1.79)

In accordance with ASC Topic 260, Earnings Per Share, unvested restricted stock awards issued by Verso Paper contain nonforfeitable rights to dividends and qualify as participating securities.  No dividends have been declared or paid in 2013 or 2012.

For the three-month and six-month periods ended June 30, 2013, respectively, 4,449,634 and 4,250,052 weighted average potentially dilutive shares from stock options with weighted average exercise prices per share of $2.38 and $2.43, respectively, were excluded from the diluted earnings per share calculation due to the antidilutive effect such shares would have on net loss per common share.

For the three-month and six-month periods ended June 30, 2012, respectively, 2,626,619 and 2,272,492 weighted average potentially dilutive shares from stock options with weighted average exercise prices per share of $3.06 and $3.32, respectively, were excluded from the diluted earnings per share calculation due to the antidilutive effect such shares would have on net loss per common share.

Inventories and Replacement Parts and Other Supplies — Inventory values include all costs directly associated with manufacturing products: materials, labor, and manufacturing overhead.  These values are presented at the lower of cost or market.  Costs of raw materials, woodyard logs, work-in-progress, and finished goods are determined using the first-in, first-out method.  Replacement parts and other supplies are stated using the average cost method and are reflected in Inventories and Intangibles and other assets on the accompanying condensed consolidated balance sheets (see also Note 5).

Inventories by major category include the following:

	June 30,	December 31,
(Dollars in thousands)	2013	2012
Raw materials	$24,235	$25,747
Woodyard logs	5,089	5,942
Work-in-process	11,609	17,629
Finished goods	82,950	55,909
Replacement parts and other supplies	28,234	26,240
Inventories	$152,117	$131,467

Asset Retirement Obligations — In accordance with ASC Topic 410, Asset Retirement and Environmental Obligations, a liability and an asset are recorded equal to the present value of the estimated costs associated with the retirement of long-lived assets where a legal or contractual obligation exists.  The liability is accreted over time, and the asset is depreciated over its useful life.  Our asset retirement obligations under this standard relate to closure and post-closure costs for landfills.  Revisions to the liability could occur due to changes in the estimated costs or timing of closure or possible new federal or state regulations affecting the closure.

On June 30, 2013, and December 31, 2012, we had $0.8 million of restricted cash included in Intangibles and other assets in the accompanying condensed consolidated balance sheet related to an asset retirement obligation in the state of Michigan.  This cash deposit is required by the state and may only be used for the future closure of a landfill.

The following table presents an analysis related to our asset retirement obligations which are included in Other liabilities in the accompanying condensed consolidated balance sheets:

	Six Months Ended
	June 30,
(Dollars in thousands)	2013	2012
Asset retirement obligations, January 1	$11,854	$11,233
Accretion expense	415	406
Settlement of existing liabilities	(270)	(106)
Adjustment to existing liabilities	—	419
Asset retirement obligations	11,999	11,952
Less: Current portion	(823)	—
Non-current portion of asset retirement obligations, June 30	$11,176	$11,952

In addition to the above obligations, we may be required to remove certain materials from our facilities or to remediate them in accordance with current regulations that govern the handling of certain hazardous or potentially hazardous materials.  At this time, any such obligations have an indeterminate settlement date, and we believe that adequate information does not exist to reasonably estimate any such potential obligations.  Accordingly, we will record a liability for such remediation when sufficient information becomes available to estimate the obligation.

Property, Plant, and Equipment — Property, plant, and equipment is stated at cost, net of accumulated depreciation.  Interest is capitalized on projects meeting certain criteria and is included in the cost of the assets.  The capitalized interest is depreciated over the same useful lives as the related assets.  Expenditures for major repairs and improvements are capitalized, whereas normal repairs and maintenance are expensed as incurred.  Capital expenditures in our condensed consolidated statement of cash flows for the six months ended June 30, 2013 include $13.7 million received from governmental grants associated with a renewable energy project at our mill in Bucksport, Maine, which were used to offset our capital expenditures on the project.

Interest costs of $0.3 million were capitalized for the three-month and six-month periods ended June 30, 2013. For the three-month and six-month periods ended June 30, 2012, interest costs of $1.1 million and $1.8 million, respectively, were capitalized.

Depreciation is computed using the straight-line method over the assets’ estimated useful lives.  Depreciation expense was $26.1 million and $51.9 million for the three-month and six-month periods ended June 30, 2013, respectively, compared to $31.4 million and $62.5 million for the three-month and six-month periods ended June 30, 2012, respectively.

Accumulated Other Comprehensive Income (Loss) — The following table summarizes the changes in Accumulated other comprehensive income (loss) by balance type for the six months ended June 30, 2013:

	Losses on Derivative Financial Instruments	Defined Benefit Pension Items	Total
Accumulated other comprehensive income (loss) as of December 31, 2012	$(335)	$(24,938)	$(25,273)
Amounts reclassified from accumulated other comprehensive income (loss) to Cost of goods sold	245	1,141	1,386
Other comprehensive income	245	1,141	1,386
Accumulated other comprehensive income (loss) as of June 30, 2013	$(90)	$(23,797)	$(23,887)

4. ASSETS HELD FOR SALE AND LIABILITIES ASSOCIATED WITH ASSETS HELD FOR SALE

On May 28, 2012, our paper mill in Sartell, Minnesota, was damaged by a fire and explosion. As a result of the damages from the fire, management made the decision to permanently close the mill and entered into a formal plan to sell the Sartell mill and related assets during 2012. Management also made the decision to sell Verso Fiber Farm LLC, or, “Fiber Farm,” which was originally created to supply fiber to the Sartell mill.  The assets and related liabilities of the Sartell mill and Fiber Farm were reclassified as held for sale in our consolidated balance sheet at December 31, 2012 at their carrying value.

On February 28, 2013, we closed the sale of substantially all of the assets of Fiber Farm, and the related gain on sale is reflected in Other operating income in the accompanying condensed consolidated statements of operations for the six months ended June 30, 2013. In addition, the sale of substantially all of the assets at our Sartell mill closed on March 8, 2013 and the related gain is included in Other operating income in the accompanying condensed consolidated statements of operations for the six months ended June 30, 2013.

Assets and liabilities held for sale at June 30, 2013 and December 31, 2012, respectively, were comprised of the following:

	June 30,	December 31,
(Dollars in thousands)	2013	2012
Property, plant, and equipment, net (1)	$—	$12,124
Reforestation (1)	50	12,743
Assets held for sale	$50	$24,867
Asset retirement obligations	$—	$176
Liabilities related to assets held for sale	$—	$176
(1) Recorded at carrying value as the expected proceeds less costs to sell exceed carrying value.

5.  INTANGIBLES AND OTHER ASSETS

Intangibles and other assets consist of the following:

	VERSO PAPER		VERSO HOLDINGS
	June 30,	December 31,	June 30,	December 31,
(Dollars in thousands)	2013	2012	2013	2012
Amortizable intangible assets:
Customer relationships, net of accumulated amortization of $7.8 million on June 30, 2013, and $7.5 million on December 31, 2012	$5,470	$5,820	$5,470	$5,820
Patents, net of accumulated amortization of $0.8 million on June 30, 2013, and $0.7 million on December 31, 2012	354	411	354	411
Total amortizable intangible assets	5,824	6,231	5,824	6,231
Unamortizable intangible assets:
Trademarks	17,780	17,780	17,780	17,780
Other assets:
Financing costs, net of accumulated amortization of $10.9 million on June 30, 2013, and $8.2 million on December 31, 2012	31,470	33,909	31,470	33,909
Deferred major repair	21,684	17,473	21,684	17,473
Replacement parts, net	3,275	3,679	3,275	3,679
Loan to affiliate	—	—	23,305	23,305
Restricted cash	4,095	3,454	4,095	3,454
Other	6,604	10,601	6,587	10,601
Total other assets	67,128	69,116	90,416	92,421
Intangibles and other assets	$90,732	$93,127	$114,020	$116,432

Amortization expense of intangibles was $0.2 million and $0.4 million for the three-month and six-month periods ended June 30, 2013, respectively, compared to $0.3 million and $0.5 million for the three-month and six-month periods ended June 30, 2012.

The estimated future amortization expense for intangible assets over the next five years is as follows:

(Dollars in thousands)
2013	$407
2014	715
2015	615
2016	567
2017	400

6.  DEBT

A summary of long-term debt is as follows:

		June 30, 2013			December 31, 2012
	Original	Interest		Fair		Fair
(Dollars in thousands)	Maturity	Rate	Balance	Value	Balance	Value
Verso Paper Holdings LLC
Revolving Credit Facilities	5/4/2017	4.25%	$7,500	$7,500	$—	$—
11.75% Senior Secured Notes (1)	1/15/2019	11.75%	426,758	441,125	341,493	361,388
11.75% Secured Notes	1/15/2019	11.75%	271,573	188,743	271,573	198,248
8.75% Second Priority Senior Secured Notes (2)	2/1/2019	8.75%	394,943	177,994	394,871	159,960
Second Priority Senior Secured Floating Rate Notes	8/1/2014	4.02%	13,310	9,966	13,310	9,650
11.38% Senior Subordinated Notes	8/1/2016	11.38%	142,500	74,100	142,500	58,995
Chase NMTC Verso Investment Fund LLC
Loan from Verso Paper Finance Holdings LLC	12/29/2040	6.50%	23,305	23,305	23,305	23,305
Total long-term debt for Verso Paper Holdings LLC			$1,279,889	$922,733	$1,187,052	$811,546
Verso Paper Finance Holdings LLC
Senior Unsecured Term Loan	2/1/2013	—%	—	—	93,212	91,348
Loan from Verso Paper Holdings LLC	12/29/2040	6.50%	23,305	23,305	23,305	23,305
Less current maturities of long-term debt	2/1/2013	—%	—	—	(8,501)	(8,331)
Less loans from affiliates	12/29/2040	6.50%	(46,610)	(46,610)	(46,610)	(46,610)
Total long-term debt for Verso Paper Corp.			$1,256,584	$899,428	$1,248,458	$871,258

(1)	Par value of $417,882 on June 30, 2013 and $345,000 on December 31, 2012.

(2)	Par value of $396,000 on June 30, 2013 and December 31, 2012.

We determine the fair value of our long-term debt based on market information and a review of prices and terms available for similar obligations.  Our debt is classified as Level 2 within the fair value hierarchy (see also Note 9).

Amounts included in interest expense related to long-term debt and amounts of cash interest payments on long-term debt are as follows:

	VERSO PAPER
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2013	2012	2013	2012
Interest expense	$33,402	$33,050	$66,733	$64,523
Cash interest paid	440	7,864	62,936	69,757
Debt issuance cost amortization(1)	1,317	1,280	2,689	2,603
	VERSO HOLDINGS
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2013	2012	2013	2012
Interest expense	$33,781	$31,904	$66,921	$62,266
Cash interest paid	818	8,242	63,541	70,514
Debt issuance cost amortization(1)	1,317	1,190	2,659	2,423

(1)	Amortization of debt issuance cost is included in interest expense.

Revolving Credit Facilities.  Verso Holdings' $150.0 million asset-based loan facility, or "ABL Facility," had $7.5 million outstanding, $44.3 million in letters of credit issued, and $97.1 million available for future borrowing as of June 30, 2013.  Verso Holdings' $50.0 million cash-flow facility, or "Cash Flow Facility," had no outstanding balance, no letters of credit issued, and $50.0 million available for future borrowing as of June 30, 2013.  The indebtedness under the revolving credit facilities bears interest at a floating rate based on a margin over a base rate or eurocurrency rate.  As of June 30, 2013, the weighted-average interest rate on outstanding advances was 4.25%.  Verso Holdings is required to pay a commitment fee to the lenders in respect of the unutilized commitments under the revolving credit facilities and other customary fees.  The indebtedness under the ABL Facility and related guarantees are secured by first-priority security interests, subject to permitted liens, in substantially all of Verso Holdings’, Verso Finance’s, and the subsidiary guarantors’ inventory and accounts receivable, or “ABL Priority Collateral,” and second-priority security interests, subject to permitted liens, in substantially all of their other assets, or “Notes Priority Collateral.”  The indebtedness under the Cash Flow Facility and related guarantees are secured, pari passu with the 11.75% Senior Secured Notes due 2019 and related guarantees, by first-priority security interests in the Notes Priority Collateral and second-priority security interests in the ABL Priority Collateral.  The revolving credit facilities will mature on May 4, 2017, unless, on any of the dates that is 91 days prior to the earliest scheduled maturity of any of the Second Priority Senior Secured Floating Rate Notes due 2014, or the 11.38% Senior Subordinated Notes, an aggregate principal amount in excess of $100.0 million of indebtedness under such existing second-lien notes, or subordinated notes, as applicable, is outstanding, in which case the revolving credit facilities will mature on such earlier date.

11.75% Senior Secured Notes due 2019. In March 2012, Verso Holdings issued $345.0 million aggregate principal amount of 11.75% Senior Secured Notes due 2019.  The notes bear interest, payable semi-annually, at the rate of 11.75% per year.  The notes are guaranteed jointly and severally by each of Verso Holdings’ subsidiaries, subject to certain exceptions, and the notes and guarantees are senior secured obligations of Verso Holdings and the guarantors, respectively.  The indebtedness under the notes and related guarantees are secured, pari passu with the Cash Flow Facility and related guarantees, by first-priority security interests in the Notes Priority Collateral and second-priority security interests in the ABL Priority Collateral.  The notes will mature on January 15, 2019; provided, however, that, if as of 45 days prior to the maturity dates of our 11.375% Senior Subordinated Notes due 2016, more than $100.0 million of such Senior Subordinated Notes remains outstanding, the notes will mature on that day.

Verso Holdings used $332.0 million of the net proceeds from the notes issuance, after deducting the discount, underwriting fees and offering expenses, along with $0.6 million of available cash, to repurchase and retire $270.6 million and to redeem $44.4 million aggregate principal amount of its 11.5% Senior Secured Notes due 2014. Verso Holdings recognized a total loss of $34.5 million, which is included in Other loss, net, on our accompanying condensed consolidated statements of operations on the early retirement of notes, including the write-off of unamortized debt issuance costs and unamortized discounts related to the notes. Following these transactions there were no outstanding 11.5% Senior Secured Notes due 2014.

On January 31, 2013, Verso Holdings issued $72.9 million aggregate principal amount of its 11.75% Senior Secured Notes due 2019 to certain lenders holding approximately $85.8 million aggregate principal amount of Verso Finance’s Senior Unsecured Term Loans, and net accrued interest through the closing date, at an exchange rate of 85%, in exchange for the assignment to Verso Finance of its Senior Unsecured Term Loans and the cancellation of such loans. There are no longer any outstanding Senior Unsecured Term Loans. In accordance with ASC Topic 470-60, the notes were recorded at the Unsecured Term Loans value exchanged and the amount in excess of par will be amortized over the life of the notes. Debt issuance costs of $2.7 million were expensed as incurred and are recorded in Other loss, net on the accompanying condensed consolidated statements of operations. The exchange and funding of the principal and interest payments on the Senior Unsecured Term Loans are recorded as a Return of capital on Verso Holdings' statement of member's equity and the exchange of $85.8 million represents a non-cash financing activity on Verso Holding's statement of cash flows.

11.75% Secured Notes due 2019. In May 2012, Verso Holdings issued $271.6 million aggregate principal amount of 11.75% Secured Notes due 2019. The notes bear interest, payable semi-annually, at the rate of 11.75% per year. The notes are guaranteed jointly and severally by each of Verso Holdings' subsidiaries, subject to certain exceptions, and the notes and guarantees are senior secured obligations of Verso Holdings and the guarantors, respectively. The notes and related guarantees are secured by security interests, subject to permitted liens, in substantially all of Verso Holdings' and the guarantors' tangible and intangible assets. The security interests securing the notes rank junior to those securing the obligations under the ABL Facility, the Cash Flow Facility, and the 11.75% Senior Secured Notes due 2019 and rank senior to those securing the 8.75% Second Priority Senior Secured Notes Due 2019 and the Second Priority Senior Secured Floating Rate Notes due 2014. The notes will mature on January 15, 2019.

Verso Holdings issued the notes pursuant to two separate exchange offers whereby it issued a total of $271.6 million aggregate principal amount of the notes and paid a total of $22.3 million in cash in exchange for $166.9 million aggregate principal amount of its Second Priority Senior Secured Floating Rate Notes due 2014 and for $157.5 million aggregate principal amount of the 11.38% Senior Subordinated Notes due 2016. Verso Holdings recognized a total gain of $26.3 million, net of the write-off of unamortized debt issuance costs, from the exchanges, which is included in Other (loss) income, net on our accompanying condensed consolidated statements of operations. Following the exchanges, $13.3 million aggregate principal amount of the Second Priority Senior Secured Floating Rate Notes and $142.5 million aggregate principal amount of the 11.38% Senior Subordinated Notes remain outstanding.

As of June 30, 2013, we were in compliance with the covenants in our debt agreements.

7.  RETIREMENT PLANS

We maintain defined benefit pension plans that provide retirement benefits for certain current hourly employees at the Androscoggin and Bucksport mills, and former hourly employees of the Sartell mill. The pension plans provide defined benefits based on years of credited service times a specified flat dollar benefit rate.

The following table summarizes the components of net periodic benefit cost for each of the three-month and six-month periods ended June 30, 2013 and 2012:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2013	2012	2013	2012
Components of net periodic benefit cost:
Service cost	$1,654	$1,770	$3,307	$3,541
Interest cost	788	719	1,558	1,438
Expected return on plan assets	(826)	(698)	(1,652)	(1,396)
Amortization of actuarial loss	405	369	815	738
Amortization of prior service cost	163	196	326	392
Net periodic benefit cost	$2,184	$2,356	$4,354	$4,713

The estimated net actuarial loss and prior service cost that are amortized from Accumulated other comprehensive loss and into net periodic pension cost are classified into Cost of products sold on our accompanying condensed consolidated statement of operations.

We make contributions that are sufficient to fully fund our actuarially determined costs, generally equal to the minimum amounts required by the Employee Retirement Income Security Act, or “ERISA.”  In 2012, legislation titled Moving Ahead for Progress in the 21st Century, or “MAP-21,” was enacted and had the effect of spreading the expected funding requirements over a longer period of time.  After the enactment of MAP-21, our required contribution to the pension plan during 2013, other than as disclosed in Note 11, will be $0.4 million for the 2012 plan year and $0 for the 2013 plan year. As such, we made no contributions to the pension plans for the three-month and six-month periods ended June 30, 2013, compared to $2.1 million and $4.0 million, respectively for the three-month and six-month periods ended June 30, 2012.

8.  DERIVATIVE INSTRUMENTS AND HEDGES

In the normal course of business, we utilize derivative contracts as part of our risk management strategy to manage our exposure to market fluctuations in energy prices.  These instruments are subject to credit and market risks in excess of the amount recorded on the balance sheet in accordance with GAAP.  Controls and monitoring procedures for these instruments have been established and are routinely reevaluated.  Credit risk represents the potential loss that may occur because a party to a transaction fails to perform according to the terms of the contract.  The measure of credit exposure is the replacement cost of contracts with a positive fair value.  We manage credit risk by entering into financial instrument transactions only through approved counterparties.  Market risk represents the potential loss due to the decrease in the value of a financial instrument caused primarily by changes in commodity prices.  We manage market risk by establishing and monitoring limits on the types and degree of risk that may be undertaken.

Derivative instruments are recorded on the balance sheet as other assets or other liabilities measured at fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters.  Where observable prices or inputs are not available, valuation models may be applied.  For a cash flow hedge accounted for under ASC Topic 815, changes in the fair value of the derivative instrument, to the extent that it is effective, are recorded in Accumulated other comprehensive loss and are subsequently reclassified to earnings as the hedged transaction impacts net income.  Any ineffective portion of a cash flow hedge is recognized currently in earnings.  For hedges that are entered into as economic hedges, but not accounted for under ASC Topic 815, changes in the fair value of the derivative instrument are recorded in Cost of products sold in the current period.  Cash flows from derivative contracts are reported as operating activities on the consolidated statements of cash flows.

We enter into fixed-price energy swaps as hedges designed to mitigate the risk of changes in commodity and delivery prices for forecasted future purchase commitments.  These fixed-price swaps involve the exchange of net cash settlements, based on changes in the price of the underlying commodity index compared to the fixed price offering, at specified intervals without the exchange of any underlying principal. Historically, we designated our energy hedging relationships as cash flow hedges under ASC Topic 815 with net gains or losses attributable to effective hedging recorded in Accumulated other comprehensive loss and any ineffectiveness recognized in Cost of products sold.

One of the requirements that must be evaluated when determining whether a contract qualifies for hedge accounting treatment is whether or not the contract is deemed effective.  A contract is deemed effective if the change in the fair value of the derivative contract offsets, within a specified range, the change in the anticipated cash flows of the hedged transaction.  The effectiveness of a hedging relationship must be tested at inception and quarterly thereafter.  If the relationship fails this test at any time, hedge accounting treatment must be discontinued prospectively.  The requirements necessary to apply hedge accounting are complex and must be documented at the inception as well as throughout the term of the contract.  If we fail to accurately document these requirements, the contract is not eligible for hedge accounting treatment.  Additionally, effective April 1, 2012, management elected to de-designate the remaining energy swaps that had previously been designated as cash flow hedges and to discontinue hedge accounting prospectively.  As a result, all gains and losses from changes in the fair value of our derivative contracts subsequent to March 31, 2012, are recognized immediately in Cost of products sold.  Prior to March 31, 2012, to the extent the hedge was effective, the change in fair value was deferred through Accumulated other comprehensive loss.  The amount in Accumulated other comprehensive loss at the time a contract is de-designated is reclassified into Cost of products sold when the contract settles, or sooner if management determines that the forecasted transaction is probable of not occurring.  Energy swaps continue to be utilized as economic hedges designed to mitigate the risk of changes in commodity and delivery prices for future energy purchase commitments.

The following table presents information about the volume and fair value amounts of our derivative instruments:

	June 30, 2013		December 31, 2012
		Fair Value Assets/(Liabilities)		Fair Value Assets/(Liabilities)
(Dollars in thousands)	MMBtu's		MMBtu's
Derivative contracts not currently designated as hedging instruments
Fixed price energy swaps
Notional amount	7,383,433		6,194,726
Prepaid expenses and other assets		$1,202		$20
Intangibles and other assets, net		1		29
Accrued liabilities		(4,632)		(3,909)
Other liabilities		(421)		(225)

The following tables present information about the effect of our derivative instruments on Accumulated other comprehensive loss and the consolidated statements of operations:

	Loss Reclassified from Accumulated OCI (1)		Gain (Loss) Recognized on Derivatives (1)
	Three Months Ended June 30,
(Dollars in thousands)	2013	2012	2013	2012
Derivative contracts not currently designated as hedging instruments
Fixed price energy swaps	$(101)	$(798)	$(3,771)	$1,242
Net losses of $0.1 million at June 30, 2013, are expected to be reclassified from Accumulated OCI into earnings within the next 12 months.

(1)	Loss reclassified from Accumulated OCI to earnings and gain (loss) recognized on derivatives is included in Cost of products sold.

	Loss Recognized in Accumulated OCI		Loss Reclassified from Accumulated OCI (1)		Gain (Loss) Recognized on Derivatives (1)
	Six Months Ended June 30,
(Dollars in thousands)	2013	2012	2013	2012	2013	2012
Derivative contracts designated as hedging instruments
Fixed price energy swaps	$—	$(1,365)	$—	$(283)	$—	$(50)
Derivative contracts not currently designated as hedging instruments
Fixed price energy swaps			$(245)	$(5,155)	$(1,618)	$(2,317)
Net losses of $0.1 million at June 30, 2013, are expected to be reclassified from Accumulated OCI into earnings within the next 12 months.

(1)	Loss reclassified from Accumulated OCI to earnings and gain (loss) recognized on derivatives is included in Cost of products sold.

9.  FAIR VALUE OF FINANCIAL INSTRUMENTS

We use fair value measurements for the initial recording of certain assets and liabilities, periodic remeasurement of certain assets and liabilities, and disclosures.  Fair value is generally defined as the exit price at which an asset or liability could be exchanged in a current transaction between willing, unrelated parties, other than in a forced or liquidation sale.

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

▪ Level 3:	Unobservable inputs reflecting management's own assumption about the inputs used in pricing the asset or liability at the measurement date.

The following table summarizes the balances of assets and liabilities measured at fair value on a recurring basis:

(Dollars in thousands)	Total	Level 1	Level 2	Level 3
June 30, 2013
Assets:
Deferred compensation assets	$3,100	$3,100	$—	$—
Commodity swaps	1,203	—	1,203	—
Liabilities:
Commodity swaps	$5,053	$—	$5,053	$—
Deferred compensation liabilities	3,100	3,100	—	—
December 31, 2012
Assets:
Deferred compensation assets	$3,396	$3,396	$—	$—
Commodity swaps	49	—	49	—
Liabilities:
Commodity swaps	$4,134	$—	$4,134	$—
Deferred compensation liabilities	3,396	3,396	—	—
Fair values are based on observable market data.

10.  RELATED PARTY TRANSACTIONS

Management Agreement — In connection with the acquisition of our business from International Paper Company on August 1, 2006, we entered into a management agreement with certain affiliates of Apollo Management, L.P., or “Apollo,” relating to the provision of certain financial and strategic advisory services and consulting services, which will expire on August 1, 2018.  Under the management agreement, at any time prior to the expiration of the agreement, Apollo has the right to act, in return for additional fees to be mutually agreed by the parties to the management agreement, as our financial advisor or investment banker for any merger, acquisition, disposition, financing or the like if we decide to engage someone to fill such role.  In the event that we are not able to come to an agreement with Apollo in connection with such role, at the closing of any merger, acquisition, disposition or financing or any similar transaction, we have agreed to pay Apollo a fee equal to 1% of the aggregate enterprise value (including the aggregate value of equity securities, warrants, rights and options acquired or retained; indebtedness acquired, assumed or refinanced; and any other consideration or compensation paid in connection with such transaction).  We agreed to indemnify Apollo and its affiliates and their directors, officers and representatives for losses relating to the services contemplated by the management agreement and the engagement of affiliates of Apollo pursuant to, and the performance by them of the services contemplated by, the management agreement.

Distributions to Verso Finance — On January 31, 2013, Verso Holdings exchanged $85.8 million of the outstanding principal and accrued interest on the Senior Unsecured Term Loan for $72.9 million of 11.75% Senior Secured Notes due 2019. The principal and interest of the Senior Unsecured Term Loans remaining after the exchange was funded through cash payments by Verso Holdings. These transactions are reflected as a $94.9 million Return of capital in Verso Holdings' statement of member's equity.

Verso Quinnesec Renewable Energy Project — On December 29, 2010, Verso Quinnesec REP LLC, an indirect, wholly-owned subsidiary of Verso Holdings, entered into a financing transaction with Chase NMTC Verso Investment Fund, LLC, or the “Investment Fund,” a consolidated variable interest entity (see Note 12 – New Market Tax Credit Entities).  Under this arrangement, Verso Holdings loaned $23.3 million to Verso Finance at an interest rate of 6.5% per year and with a maturity of December 29, 2040, and Verso Finance, in turn, loaned the funds on similar terms to the Investment Fund.  The Investment Fund then contributed the loan proceeds to certain community development entities, which, in turn, loaned the funds on similar terms to Verso Quinnesec REP LLC as partial financing for the renewable energy project at our mill in Quinnesec, Michigan.  As of both June 30, 2013, and December 31, 2012, Verso Holdings had a $23.3 million long-term receivable due from Verso Finance, representing these funds and accrued interest receivable of $0.1 million, while the Investment Fund had an outstanding loan of $23.3 million due to Verso Finance and accrued interest payable of $0.1 million.  In addition, for the three-month and six-month periods ended June 30, 2013 and 2012, Verso Holdings recognized interest income from Verso Finance of $0.4 million and $0.8 million, respectively and the Investment Fund recognized interest expense to Verso Finance of $0.4 million and $0.8 million, respectively.

11. RESTRUCTURING CHARGES

In 2012, we permanently closed our mill in Sartell, Minnesota and in 2011, we permanently shut down a paper machine at our mill in Bucksport, Maine, and two paper machines at the Sartell mill. The following table details the charges incurred related primarily to the mill closure in 2012 and paper machine shutdowns in 2011 as included in Restructuring charges on our accompanying condensed consolidated statements of operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2013	2012	2013	2012	Cumulative Incurred
Property and equipment	$—	$—	$—	$—	$73,589
Severance and benefit costs	12	(77)	651	65	35,028
Write-off of spare parts and inventory	—	(30)	—	(228)	9,212
Trademark impairment	—	—	—	—	3,693
Write-off of purchase obligations and commitments	—	—	(594)	—	1,826
Other miscellaneous costs	154	1	1,125	142	4,702
Total restructuring costs	$166	$(106)	$1,182	$(21)	$128,050

The following details the changes in our associated restructuring reserve liabilities during the six months ended June 30, 2013 which is included in Accrued liabilities on our consolidated balance sheets:

(Dollars in thousands)	June 30, 2013
Beginning balance of reserve	$5,098
Severance and benefit costs	196
Severance and benefit payments	(3,678)
Payments on purchase obligations	(464)
Severance and benefit reserve adjustments	(461)
Purchase obligation reserve adjustments	(594)
Ending balance of reserve	$97

Severance and benefit costs incurred in excess of severance and benefits costs accrued consist primarily of $0.5 million of salaries and benefit costs for employees continuing to provide services, which were expensed as incurred. In addition, as a result of our restructuring activities, we may be required to meet additional pension funding requirements.

12. NEW MARKET TAX CREDIT ENTITIES

In December 2010, we entered into a financing transaction with Chase Community Equity, LLC, or “Chase,” related to a $43.0 million renewable energy project at our mill in Quinnesec, Michigan, in which Chase made a capital contribution and Verso Finance made a loan to Chase NMTC Verso Investment Fund, LLC, or the “Investment Fund,” under a qualified New Markets Tax Credit, or “NMTC,” program, provided for in the Community Renewal Tax Relief Act of 2000. By virtue of its contribution, Chase is entitled to substantially all of the benefits derived from the NMTCs.

This transaction also includes a put/call provision whereby we may be obligated or entitled to repurchase Chase’s interest.  We believe that Chase will exercise the put option in December 2017 at the end of the recapture period.  The value attributed to the put/call is de minimis.  The NMTC is subject to 100% recapture for a period of 7 years as provided in the Internal Revenue Code.  We are required to be in compliance with various regulations and contractual provisions that apply to the NMTC arrangement.  Non-compliance with applicable requirements could result in projected tax benefits not being realized and, therefore, could require us to indemnify Chase for any loss or recapture of NMTCs related to the financing until such time as our obligation to deliver tax benefits is relieved.  We do not anticipate any credit recaptures will be required in connection with this arrangement.

We have determined that the Investment Fund is a variable interest entity, or “VIE,” of which we are the primary beneficiary, and have consolidated it in accordance with the accounting standard for consolidation.  Chase’s contribution, net of syndication fees, is included in Other liabilities in the accompanying condensed consolidated balance sheets.  Direct costs incurred in structuring the financing arrangement are deferred and will be recognized as expense over the term of the loans.  Incremental costs to maintain the structure during the compliance period are recognized as incurred.

The following table summarizes the impact of the VIE consolidated by Verso Holdings as of June 30, 2013, and December 31, 2012:

	VERSO PAPER		VERSO HOLDINGS
	June 30,	December 31,	June 30,	December 31,
(Dollars in thousands)	2013	2012	2013	2012
Current assets	$15	$24	$15	$24
Non-current assets	85	85	23,390	23,390
Total assets	$100	$109	$23,405	$23,414
Current liabilities	15	23	141	149
Long-term debt	—	—	23,305	23,305
Other non-current liabilities	7,923	7,923	7,923	7,923
Total liabilities	$7,938	$7,946	$31,369	$31,377
Amounts presented in the condensed consolidated balance sheets and the table above are adjusted for intercompany eliminations.

13. COMMITMENTS AND CONTINGENCIES

Bucksport Energy LLC — At our mill in Bucksport, Maine, we have a joint ownership interest with Bucksport Energy LLC, an unrelated third party, in a cogeneration power plant producing steam and electricity that was built in 2000.  Each co-owner owns an undivided proportional share of the plant’s assets, and we account for this investment under the proportional consolidation method.  We own 28% of the steam and electricity produced by the plant.  We may purchase our remaining electrical needs from the plant at market rates.  We are obligated to purchase the remaining 72% of the steam output from the plant at fuel cost plus a contractually fixed fee per unit of steam.  Power generation and operating expenses are divided on the same basis as ownership.  As of June 30, 2013, we had $1.7 million of restricted cash which may be used only to fund the ongoing energy operations of this investment included in Intangibles and other assets in the accompanying condensed consolidated balance sheets.

Expera Specialty Solutions, LLC (formerly named Thilmany, LLC) — We are a party to a long-term supply agreement with Expera Specialty Solutions, LLC (formerly named Thilmany, LLC), or “Expera,” for the manufacture of specialty paper products on paper machine no. 5 at our Androscoggin mill in Jay, Maine.  The agreement, which expires on June 1, 2017, requires Expera to pay us a variable charge for the paper purchased and a fixed charge for the availability of the paper machine.  We are responsible for the machine’s routine maintenance, and Expera is responsible for any capital expenditures specific to the machine.  Expera has the right to terminate the agreement if certain events occur.

General Litigation — We are involved from time to time in legal proceedings incidental to the conduct of our business.  We do not believe that any liability that may result from these proceedings will have a material adverse effect on our financial statements.

14.  INFORMATION BY INDUSTRY SEGMENT

Our reporting segments correspond to the following three market segments in which we operate: coated papers, including coated groundwood and coated freesheet; hardwood market pulp; and other, consisting of specialty papers.  We operate primarily in one geographic segment, North America.  Our products are used primarily in media and marketing applications, including catalogs, magazines, and commercial printing applications such as high-end advertising brochures, annual reports, and direct-mail advertising.  Our assets are utilized across segments in our integrated mill system and are not identified by segment or reviewed by management on a segment basis.

The following table summarizes the industry segment data for the three-month and six-month periods ended June 30, 2013 and 2012:

	VERSO PAPER
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2013	2012	2013	2012
Net Sales:
Coated papers	$253,037	$284,967	$503,553	$588,182
Hardwood market pulp	38,150	36,263	75,379	69,133
Other	39,198	44,032	84,673	83,242
Total	$330,385	$365,262	$663,605	$740,557
Operating Income (Loss):
Coated papers	$(10,344)	$(6,289)	$(14,298)	$(15,151)
Hardwood market pulp	3,898	3,291	6,596	4,252
Other	(2,024)	(6,526)	(1,914)	(10,936)
Total	$(8,470)	$(9,524)	$(9,616)	$(21,835)
Depreciation, Amortization, and Depletion:
Coated papers	$19,900	$24,180	$39,123	$48,800
Hardwood market pulp	4,356	4,525	8,838	8,798
Other	2,051	3,072	4,326	5,602
Total	$26,307	$31,777	$52,287	$63,200
Capital Spending:
Coated papers	$18,067	$11,849	$12,070	$27,299
Hardwood market pulp	437	1,293	703	2,212
Other	750	940	1,020	1,561
Total	$19,254	$14,082	$13,793	$31,072

	VERSO HOLDINGS
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2013	2012	2013	2012
Net Sales:
Coated papers	$253,037	$284,967	$503,553	$588,182
Hardwood market pulp	38,150	36,263	75,379	69,133
Other	39,198	44,032	84,673	83,242
Total	$330,385	$365,262	$663,605	$740,557
Operating Income (Loss):
Coated papers	$(10,344)	$(6,289)	$(14,298)	$(15,100)
Hardwood market pulp	3,898	3,291	6,596	4,252
Other	(2,024)	(6,526)	(1,914)	(10,936)
Total	$(8,470)	$(9,524)	$(9,616)	$(21,784)
Depreciation, Amortization, and Depletion:
Coated papers	$19,900	$24,180	$39,123	$48,800
Hardwood market pulp	4,356	4,525	8,838	8,798
Other	2,051	3,072	4,326	5,602
Total	$26,307	$31,777	$52,287	$63,200
Capital Spending:
Coated papers	$18,067	$11,849	$12,070	$27,299
Hardwood market pulp	437	1,293	703	2,212
Other	750	940	1,020	1,561
Total	$19,254	$14,082	$13,793	$31,072

15. CONDENSED CONSOLIDATING FINANCIAL INFORMATION

Presented below are Verso Holdings’ consolidating balance sheets, statements of operations, statements of comprehensive income, and statements of cash flows, as required by Rule 3-10 of Regulation S-X of the Securities Exchange Act of 1934, as amended.  The consolidating financial statements have been prepared from Verso Holdings’ financial information on the same basis of accounting as the consolidated financial statements.  Investments in our subsidiaries are accounted for under the equity method.  Accordingly, the entries necessary to consolidate Verso Holdings’ subsidiaries that guaranteed the obligations under the debt securities described below are reflected in the Eliminations column.

Verso Holdings, or the “Parent Issuer,” and its direct, 100% owned subsidiary, Verso Paper Inc., or the “Subsidiary Issuer,” are the issuers of the 11.75% Senior Secured Notes due 2019, the 11.75% Secured Notes due 2019, the 8.75% Second Priority Senior Secured Notes due 2019, the Second Priority Senior Secured Floating Rate Notes due 2014, and the 11.38% Senior Subordinated Notes due 2016, or collectively, the “Notes.”  The Notes are jointly and severally guaranteed on a full and unconditional basis by the Parent Issuer’s direct and indirect, 100% owned subsidiaries, excluding the Subsidiary Issuer, Bucksport Leasing LLC, and Verso Quinnesec REP LLC, or collectively, the “Guarantor Subsidiaries.”  Chase NMTC Verso Investment Fund, LLC, a consolidated VIE of Verso Holdings, is a “Non-Guarantor Affiliate.”

Verso Paper Holdings LLC
Condensed Consolidating Balance Sheet
June 30, 2013

	Parent	Subsidiary	Guarantor	Non- Guarantor	Non- Guarantor
(Dollars in thousands)	Issuer	Issuer	Subsidiaries	Subsidiary	Affiliate	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$—	$—	$10,078	$—	$10	$—	$10,088
Accounts receivable, net	—	—	103,073	—	—	—	103,073
Inventories	—	—	152,117	—	—	—	152,117
Assets held for sale	—	—	50	—	—	—	50
Prepaid expenses and other assets	—	—	3,057	—	5	—	3,062
Current assets	—	—	268,375	—	15	—	268,390
Property, plant, and equipment, net	—	—	735,730	19,709	—	(289)	755,150
Intercompany/affiliate receivable	1,346,154	—	1,383	—	31,154	(1,378,691)	—
Investment in subsidiaries	(424,828)	—	(11,666)	—	—	436,494	—
Other non-current assets(1)	—	—	112,773	1,162	85	—	114,020
Total assets	$921,326	$—	$1,106,595	$20,871	$31,254	$(942,486)	$1,137,560
LIABILITIES AND MEMBER'S EQUITY
Accounts payable	$—	$—	$80,364	$7	$15	$(7)	$80,379
Accrued liabilities	58,876	—	55,078	—	126	—	114,080
Current liabilities	58,876	—	135,442	7	141	(7)	194,459
Intercompany/affiliate payable	—	—	1,346,154	32,530	—	(1,378,684)	—
Long-term debt(2)	1,256,584	—	—	—	23,305	—	1,279,889
Other long-term liabilities	—	—	49,423	—	8,060	(137)	57,346
Member's (deficit) equity	(394,134)	—	(424,424)	(11,666)	(252)	436,342	(394,134)
Total liabilities and equity	$921,326	$—	$1,106,595	$20,871	$31,254	$(942,486)	$1,137,560

(1)	Non-current assets of Guarantor Subsidiaries include $23.3 million of a long-term note receivable from Verso Finance.

(2)	Long-term debt of Non-Guarantor Affiliate is payable to Verso Finance.

Verso Paper Holdings LLC
Condensed Consolidating Balance Sheet
December 31, 2012

	Parent	Subsidiary	Guarantor	Non- Guarantor	Non- Guarantor
(Dollars in thousands)	Issuer	Issuer	Subsidiaries	Subsidiary	Affiliate	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$—	$—	$61,453	$—	$17	$—	$61,470
Accounts receivable, net	—	—	101,014	—	—	—	101,014
Inventories	—	—	131,467	—	—	—	131,467
Assets held for sale	—	—	24,867	—	—	—	24,867
Prepaid expenses and other assets	—	—	3,989	—	7	—	3,996
Current assets	—	—	322,790	—	24	—	322,814
Property, plant, and equipment, net	—	—	773,074	20,246	—	(289)	793,031
Intercompany/affiliate receivable	1,251,788	—	1,401	—	31,153	(1,284,342)	—
Investment in subsidiaries	(253,714)	—	(11,183)	—	—	264,897	—
Other non-current assets(1)	—	—	115,222	1,125	85	—	116,432
Total assets	$998,074	$—	$1,201,304	$21,371	$31,262	$(1,019,734)	$1,232,277
LIABILITIES AND MEMBER'S EQUITY
Accounts payable	$—	$—	$92,056	$7	$23	$(7)	$92,079
Accrued liabilities	54,926	—	64,069	—	126	—	119,121
Liabilities related to assets held for sale	—	—	176	—	—	—	176
Current liabilities	54,926	—	156,301	7	149	(7)	211,376
Intercompany/affiliate payable	—	—	1,251,788	32,547	—	(1,284,335)	—
Long-term debt(2)	1,163,747	—	—	—	23,305	—	1,187,052
Other long-term liabilities	—	—	46,525	—	8,032	(109)	54,448
Member's (deficit) equity	(220,599)	—	(253,310)	(11,183)	(224)	264,717	(220,599)
Total liabilities and equity	$998,074	$—	$1,201,304	$21,371	$31,262	$(1,019,734)	$1,232,277

(1)	Other non-current assets of Guarantor Subsidiaries include $23.3 million of a long-term note receivable from Verso Finance.

(2)	Long-term debt of Non-Guarantor Affiliate is payable to Verso Finance.

Verso Paper Holdings LLC
Condensed Consolidating Statements of Operations and Comprehensive Income
Three Months Ended June 30, 2013

	Parent	Subsidiary	Guarantor	Non- Guarantor	Non- Guarantor
(Dollars in thousands)	Issuer	Issuer	Subsidiaries	Subsidiary	Affiliate	Eliminations	Consolidated
Net sales	$—	$—	$330,385	$—	$—	$—	$330,385
Cost of products sold (exclusive of depreciation, amortization, and depletion)	—	—	293,888	—	—	—	293,888
Depreciation, amortization, and depletion	—	—	26,039	268	14	(14)	26,307
Selling, general, and administrative expenses	—	—	19,605	(433)	8	—	19,180
Restructuring charges	—	—	166	—	—	—	166
Other operating income	—	—	(686)	—	—	—	(686)
Interest income	(34,707)	—	(384)	—	(386)	35,093	(384)
Interest expense	34,707	—	34,434	393	378	(35,093)	34,819
Other loss, net	134	—	—	—	—	—	134
Equity in net loss of subsidiaries	(42,905)	—	—	—	—	42,905	—
Net loss	$(43,039)	$—	$(42,677)	$(228)	$(14)	$42,919	$(43,039)
Other comprehensive income	669	—	669	—	—	(669)	669
Comprehensive loss	$(42,370)	$—	$(42,008)	$(228)	$(14)	$42,250	$(42,370)

Verso Paper Holdings LLC
Condensed Consolidating Statements of Operations and Comprehensive Income
Six Months Ended June 30, 2013

	Parent	Subsidiary	Guarantor	Non- Guarantor	Non- Guarantor
(Dollars in thousands)	Issuer	Issuer	Subsidiaries	Subsidiary	Affiliate	Eliminations	Consolidated
Net sales	$—	$—	$663,605	$—	$—	$—	$663,605
Cost of products sold (exclusive of depreciation, amortization, and depletion)	—	—	585,747	—	—	—	585,747
Depreciation, amortization, and depletion	—	—	51,750	537	28	(28)	52,287
Selling, general, and administrative expenses	—	—	38,801	(841)	16	—	37,976
Restructuring charges	—	—	1,182	—	—	—	1,182
Other operating income	—	—	(3,971)	—	—	—	(3,971)
Interest income	(68,785)	—	(772)	—	(773)	69,558	(772)
Interest expense	68,785	—	68,487	787	757	(69,558)	69,258
Other loss, net	2,706	—	—	—	—	—	2,706
Equity in net loss of subsidiaries	(78,102)	—	—	—	—	78,102	—
Net loss	$(80,808)	$—	$(77,619)	$(483)	$(28)	$78,130	$(80,808)
Other comprehensive income	1,386	—	1,386	—	—	(1,386)	1,386
Comprehensive loss	$(79,422)	$—	$(76,233)	$(483)	$(28)	$76,744	$(79,422)

Verso Paper Holdings LLC
Condensed Consolidating Statements of Operations and Comprehensive Income
Three Months Ended June 30, 2012

	Parent	Subsidiary	Guarantor	Non- Guarantor	Non- Guarantor
(Dollars in thousands)	Issuer	Issuer	Subsidiaries	Subsidiary	Affiliate	Eliminations	Consolidated
Net sales	$—	$—	$365,262	$—	$—	$—	$365,262
Cost of products sold (exclusive of depreciation, amortization, and depletion)	—	—	323,185	—	—	—	323,185
Depreciation, amortization, and depletion	—	—	31,509	268	13	(13)	31,777
Selling, general, and administrative expenses	—	—	20,354	(433)	9	—	19,930
Restructuring charges	—	—	(106)	—	—	—	(106)
Interest income	(32,698)	—	(382)	—	(386)	33,084	(382)
Interest expense	32,698	—	31,608	393	378	(33,084)	31,993
Other income, net	(21,727)	—	(350)	—	—	—	(22,077)
Equity in net loss of subsidiaries	(40,785)	—	—	—	—	40,785	—
Net loss	$(19,058)	$—	$(40,556)	$(228)	$(14)	$40,798	$(19,058)
Other comprehensive income	1,079	—	1,079	—	—	(1,079)	1,079
Comprehensive loss	$(17,979)	$—	$(39,477)	$(228)	$(14)	$39,719	$(17,979)

Verso Paper Holdings LLC
Condensed Consolidating Statements of Operations and Comprehensive Income
Six Months Ended June 30, 2012

	Parent	Subsidiary	Guarantor	Non- Guarantor	Non- Guarantor
(Dollars in thousands)	Issuer	Issuer	Subsidiaries	Subsidiary	Affiliate	Eliminations	Consolidated
Net sales	$—	$—	$740,557	$—	$—	$—	$740,557
Cost of products sold (exclusive of depreciation, amortization, and depletion)	—	—	660,465	—	—	—	660,465
Depreciation, amortization, and depletion	—	—	62,573	627	27	(27)	63,200
Selling, general, and administrative expenses	—	—	39,521	(841)	17	—	38,697
Restructuring charges	—	—	(21)	—	—	—	(21)
Interest income	(63,886)	—	(762)	—	(773)	64,659	(762)
Interest expense	63,886	—	62,139	787	757	(64,659)	62,910
Other loss (income), net	8,244	—	(751)	—	—	—	7,493
Equity in net loss of subsidiaries	(83,181)	—	—	—	—	83,181	—
Net loss	$(91,425)	$—	$(82,607)	$(573)	$(28)	$83,208	$(91,425)
Other comprehensive income	5,038	—	5,038	—	—	(5,038)	5,038
Comprehensive loss	$(86,387)	$—	$(77,569)	$(573)	$(28)	$78,170	$(86,387)

Verso Paper Holdings LLC
Condensed Consolidating Statements of Cash Flows
Six Months Ended June 30, 2013

				Non-	Non-
	Parent	Subsidiary	Guarantor	Guarantor	Guarantor
(Dollars in thousands)	Issuer	Issuer	Subsidiaries	Subsidiary	Affiliate	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$—	$—	$(63,827)	$51	$(7)	$—	$(63,783)
Cash flows from investing activities:
Proceeds from sale of assets	—	—	28,341	—	—	—	28,341
Transfers to restricted cash	—	—	(590)	(51)	—	—	(641)
Return of investment in subsidiaries	133	—	(133)	—	—	—	—
Capital expenditures	—	—	(13,793)	—	—	—	(13,793)
Net cash provided by (used in) investing activities	133	—	13,825	(51)	—	—	13,907
Cash flows from financing activities:
Borrowings on revolving credit facilities	62,500	—	—	—	—	—	62,500
Payments on revolving credit facilities	(55,000)	—	—	—	—	—	(55,000)
Return of capital	(8,653)	—	—	—	—	—	(8,653)
Debt issuance costs	(220)	—	—	—	—	—	(220)
Cash distributions	(133)	—	—	—	—	—	(133)
Repayment of advances to subsidiaries	8,653	—	(8,653)	—	—	—	—
Advances to subsidiaries	(7,280)	—	7,280	—	—	—	—
Net cash used in financing activities	(133)	—	(1,373)	—	—	—	(1,506)
Change in cash and cash equivalents	—	—	(51,375)	—	(7)	—	(51,382)
Cash and cash equivalents at beginning of period	—	—	61,453	—	17	—	61,470
Cash and cash equivalents at end of period	$—	$—	$10,078	$—	$10	$—	$10,088

Verso Paper Holdings LLC
Condensed Consolidating Statements of Cash Flows
Six Months Ended June 30, 2012

				Non-	Non-
	Parent	Subsidiary	Guarantor	Guarantor	Guarantor
(Dollars in thousands)	Issuer	Issuer	Subsidiaries	Subsidiary	Affiliate	Eliminations	Consolidated
Net cash used in operating activities	$—	$—	$(37,783)	$(8,645)	$(24)	$—	$(46,452)
Cash flows from investing activities:
Proceeds from sale of assets	—	—	1,452	—	—	—	1,452
Transfers to restricted cash	—	—	(529)	(30)	—	—	(559)
Return of investment in subsidiaries	63	—	(63)	—	—	—	—
Capital expenditures	—	—	(39,747)	8,675	—	—	(31,072)
Net cash provided by (used in) investing activities	63	—	(38,887)	8,645	—	—	(30,179)
Cash flows from financing activities:
Borrowings on revolving credit facilities	90,000	—	—	—	—	—	90,000
Payments on revolving credit facilities	(50,000)	—	—	—	—	—	(50,000)
Proceeds from long-term debt	341,191	—	—	—	—	—	341,191
Repayments of long-term debt	(354,984)	—	—	—	—	—	(354,984)
Debt issuance costs	(23,228)	—	—	—	—	—	(23,228)
Cash distributions	(63)	—	—	—	—	—	(63)
Repayment of advances to subsidiaries	354,984	—	(354,984)	—	—	—	—
Advances to subsidiaries	(357,963)	—	357,963	—	—	—	—
Net cash (used in) provided by financing activities	(63)	—	2,979	—	—	—	2,916
Change in cash and cash equivalents	—	—	(73,691)	—	(24)	—	(73,715)
Cash and cash equivalents at beginning of period	—	—	94,722	—	73	—	94,795
Cash and cash equivalents at end of period	$—	$—	$21,031	$—	$49	$—	$21,080

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

Financial Summary

Our net sales for the second quarter of 2013 decreased $34.9 million, or 9.5%, compared to the second quarter of 2012, reflecting a 10.4% decline in total sales volume, which was driven by the closure of the Sartell mill in the third quarter of 2012. Our average sales price per ton increased slightly over the same period in the prior year driven by higher sales prices for our pulp and other segments, while coated prices remained flat. We continued to experience increased energy costs resulting in a decline in gross margin from 11.5% for the second quarter of 2012 to 11.0% for the second quarter of 2013.

 Results of Operations

The following table sets forth the historical results of operations of Verso Paper and Verso Holdings for the periods indicated below.  The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and notes thereto included elsewhere in this quarterly report.  All assets, liabilities, income, expenses and cash flows presented for all periods represent those of Verso Paper’s wholly-owned subsidiary, Verso Holdings, in all material respects, except for Verso Paper’s common stock transactions and Verso Finance’s debt obligation and related financing costs and interest expense.  Unless otherwise noted, the information provided pertains to both Verso Paper and Verso Holdings.

VERSO PAPER CORP.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2013	2012	2013	2012
Net sales	$330,385	$365,262	$663,605	$740,557
Costs and expenses:
Cost of products sold - (exclusive of depreciation, amortization, and depletion)	293,888	323,185	585,747	660,465
Depreciation, amortization, and depletion	26,307	31,777	52,287	63,200
Selling, general, and administrative expenses	19,180	19,930	37,976	38,748
Restructuring charges	166	(106)	1,182	(21)
Total operating expenses	339,541	374,786	677,192	762,392
Other operating income	(686)	—	(3,971)	—
Operating loss	(8,470)	(9,524)	(9,616)	(21,835)
Interest income	(5)	(2)	(14)	(4)
Interest expense	34,440	33,228	69,100	65,347
Other loss (income), net	134	(22,077)	2,706	7,493
Loss before income taxes	(43,039)	(20,673)	(81,408)	(94,671)
Income tax expense (benefit)	—	9	9	(60)
Net loss	$(43,039)	$(20,682)	$(81,417)	$(94,611)

VERSO PAPER HOLDINGS LLC

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2013	2012	2013	2012
Net sales	$330,385	$365,262	$663,605	$740,557
Costs and expenses:
Cost of products sold - (exclusive of depreciation, amortization, and depletion)	293,888	323,185	585,747	660,465
Depreciation, amortization, and depletion	26,307	31,777	52,287	63,200
Selling, general, and administrative expenses	19,180	19,930	37,976	38,697
Restructuring charges	166	(106)	1,182	(21)
Total operating expenses	339,541	374,786	677,192	762,341
Other operating income	(686)	—	(3,971)	—
Operating loss	(8,470)	(9,524)	(9,616)	(21,784)
Interest income	(384)	(382)	(772)	(762)
Interest expense	34,819	31,993	69,258	62,910
Other loss (income), net	134	(22,077)	2,706	7,493
Net loss	$(43,039)	$(19,058)	$(80,808)	$(91,425)

Second Quarter of 2013 Compared to Second Quarter of 2012

Net Sales.  Net sales for the second quarter of 2013 decreased 9.5% to $330.4 million from $365.3 million in the second quarter of 2012, due to a 10.4% decline in total sales volume over the second quarter of 2012, which was driven by the closure of the Sartell mill in the third quarter of 2012. The average sales price per ton increased 1.0% compared to the same period last year.

Net sales for our coated papers segment decreased 11.2% in the second quarter of 2013 to $253.1 million from $285.0 million for the same period in 2012, due to a 10.7% decrease in paper sales volume, which was driven by the closure of the Sartell mill.  The average sales price per ton of coated paper was flat compared to the same period last year.

Net sales for our market pulp segment increased 5.2% in the second quarter of 2013 to $38.2 million from $36.2 million for the same period in 2012.  The sales volume declined 1.9% while the average sales price per ton increased 7.3% compared to the second quarter of 2012.

Net sales for our other segment decreased 11.0% to $39.1 million in second quarter of 2013 from $44.1 million in the second quarter of 2012.  This decrease was driven by a 20.7% decline in sales volume and a 12.3% increase in average sales price per ton.

Cost of sales.  Cost of sales, including depreciation, amortization, and depletion, was $320.2 million in the second quarter of 2013 compared to $355.0 million in 2012, reflecting the closure of the Sartell mill in the third quarter of 2012.  Our gross margin, excluding depreciation, amortization, and depletion, was 11.0% for the second quarter of 2013 compared to 11.5% for the second quarter of 2012. Depreciation, amortization, and depletion expenses were $26.3 million for the second quarter of 2013 compared to $31.8 million for the second quarter of 2012.

Selling, general, and administrative.  Selling, general, and administrative expenses were $19.2 million in the second quarter of 2013 compared to $19.9 million for the second quarter of 2012.

Interest expense.  Verso Paper’s interest expense for the second quarter of 2013 was $34.4 million compared to $33.3 million for the same period in 2012.  Verso Holdings’ interest expense was $34.8 million for the second quarter of 2013 compared to $32.0 million for the same period in 2012.

Other loss (income), net.  Other loss, net was $0.1 million in the second quarter of 2013 compared to income of $22.1 million in the second quarter of 2012, primarily attributable to losses related to debt refinancing in 2013 and gains on early extinguishment of debt in 2012.

First Six Months of 2013 Compared to First Six Months of 2012

Net Sales.  Net sales for the six months ended June 30, 2013 decreased 10.4% to $663.6 million from $740.6 million in the six months ended June 30, 2012, due to a 10.8% decline in total sales volume over the second quarter of 2012, which was driven by the closure of the Sartell mill in the third quarter of 2012. The average sales price per ton was flat compared to the same period last year.

Net sales for our coated papers segment decreased 14.4% for the six months ended June 30, 2013 to $503.6 million from $588.2 million for the same period in 2012, due to a 14.0% decline in paper sales volume, which was driven by the closure of the Sartell mill.  The average sales price per ton of coated paper was flat compared to the same period last year.

Net sales for our market pulp segment increased 9.0% for the six months ended June 30, 2013 to $75.4 million from $69.1 million for the same period in 2012.  The sales volume increased 3.3% while the average sales price per ton increased 5.6% compared to the six months ended June 30, 2012.

Net sales for our other segment increased 1.7% to $84.6 million in the six months ended June 30, 2013 from $83.3 million in the six months ended June 30, 2012.  This increase was driven by a 10.2% increase in sales price partially offset by a 7.7% decline in sales volume.

Cost of sales.  Cost of sales, including depreciation, amortization, and depletion, was $638.0 million in the six months ended June 30, 2013 compared to $723.7 million in 2012, reflecting the closure of the Sartell mill in the third quarter of 2012.  Our gross margin, excluding depreciation, amortization, and depletion, was 11.7% for the six months ended June 30, 2013 compared to 10.8% for the six months ended June 30, 2012. Depreciation, amortization, and depletion expenses were $52.3 million for the six months ended June 30, 2013 compared to $63.2 million for the six months ended June 30, 2012.

Selling, general, and administrative.  Selling, general, and administrative expenses were $38.0 million in the six months ended June 30, 2013 compared to $38.7 million in 2012.

Restructuring charges.  Restructuring charges for the six months ended June 30, 2013 were $1.2 million, and consisted primarily of facility operations and personnel costs for the Sartell mill site through the date of sale.

Other operating income.  Other operating income for the six months ended June 30, 2013 was $4.0 million and consisted of the gain on the sales of our Sartell mill and Verso Fiber Farm LLC.

Interest expense.  Verso Paper’s interest expense for the six months ended June 30, 2013 was $69.1 million compared to $65.4 million for the same period in 2012.  Verso Holdings’ interest expense was $69.3 million for the six months ended June 30, 2013 compared to $62.9 million for the same period in 2012.

Other loss, net.  Other loss, net was $2.7 million for the six months ended June 30, 2013 compared to $7.5 million in the six months ended June 30, 2012, primarily attributable to losses related to debt refinancing.

Reconciliation of Cash Flows from Operating Activities to Adjusted EBITDA

EBITDA consists of earnings before interest, taxes, depreciation, and amortization.  EBITDA is a measure commonly used in our industry, and we present EBITDA to enhance your understanding of our operating performance.  We use EBITDA as a way of evaluating our performance relative to that of our peers.  We believe that EBITDA is an operating performance measure, and not a liquidity measure, that provides investors and analysts with a measure of operating results unaffected by differences in capital structures, capital investment cycles, and ages of related assets among otherwise comparable companies.

Adjusted EBITDA is EBITDA further adjusted to eliminate the impact of certain items that we do not consider to be indicative of the performance of our ongoing operations permitted in calculating covenant compliance under the indentures governing our debt securities.  Adjusted EBITDA is modified to align the mark-to-market impact of derivative contracts used to economically hedge a portion of future natural gas purchases with the period in which the contracts settle.  You are encouraged to evaluate each adjustment and to consider whether the adjustment is appropriate.  In addition, in evaluating adjusted EBITDA, you should be aware that in the future, we may incur expenses similar to the adjustments included in the presentation of Adjusted EBITDA.   We believe that the supplemental adjustments applied in calculating Adjusted EBITDA are reasonable and appropriate to provide additional information to investors.  We also believe that Adjusted EBITDA is a useful liquidity measurement tool for assessing our ability to meet our future debt service, capital expenditures, and working capital requirements.

Because EBITDA and Adjusted EBITDA are not measurements determined in accordance with GAAP and are susceptible to varying calculations, EBITDA and Adjusted EBITDA, as presented, may not be comparable to other similarly titled measures presented by other companies.  You should consider our EBITDA and Adjusted EBITDA in addition to, and not as a substitute for, or superior to, our operating or net income or cash flows from operating activities, which are determined in accordance with GAAP.

	VERSO PAPER
	Six Months	Year	Six Months	Twelve Months
	Ended	Ended	Ended	Ended
	June 30,	December 31,	June 30,	June 30,
(Dollars in millions)	2012	2012	2013	2013
Cash flows from operating activities	$(46.5)	$12.0	$(64.0)	$(5.5)
Income tax expense	(0.1)	(1.4)	—	(1.3)
Amortization of debt issuance costs	(2.6)	(5.3)	(2.7)	(5.4)
Accretion of discount on long-term debt	(1.2)	(1.4)	(0.3)	(0.5)
Loss on early extinguishment of debt, net	(8.2)	(8.2)	—	—
Asset impairment	—	(77.4)	—	(77.4)
Equity award expense	(1.6)	(2.7)	(0.9)	(2.0)
Interest expense	65.4	135.5	69.1	139.2
Gain on disposal of assets	0.7	45.7	4.0	49.0
Other, net	(1.2)	5.0	(1.1)	5.1
Changes in assets and liabilities, net	29.2	(23.4)	35.9	(16.7)
EBITDA	33.9	78.4	40.0	84.5
Restructuring charges(1)	—	102.4	1.2	103.6
Gain on insurance settlement(2)	—	(52.6)	—	(52.6)
Loss on extinguishment of debt, net(3)	8.2	8.2	2.7	2.7
Hedge losses (gains) (4)	0.1	(3.7)	—	(3.8)
Equity award expense(5)	1.6	2.7	0.9	2.0
Other items, net(6)	5.0	4.7	(2.5)	(2.8)
Adjusted EBITDA before pro forma effects of profitability program	48.8	140.1	42.3	133.6

(1)	Represents costs primarily associated with the closure of the Sartell mill in 2012.

(2)	Represents gain on insurance settlement resulting from the fire at our Sartell mill in 2012.

(3)	Represents net losses related to debt refinancing.

(4)	Represents unrealized losses (gains) on energy-related derivative contracts.

(5)	Represents amortization of non-cash incentive compensation.

(6)	Represents miscellaneous non-cash and other earnings adjustments and includes the gain on sale of the Sartell mill and Fiber Farm in 2013.

	VERSO PAPER
	Six Months	Year	Six Months	Twelve Months
	Ended	Ended	Ended	Ended
	June 30,	December 31,	June 30,	June 30,
(Dollars in millions)	2012	2012	2013	2013
Net loss	$(94.6)	$(173.8)	$(81.4)	$(160.6)
Income tax benefit	(0.1)	(1.4)	—	(1.3)
Interest expense	65.4	135.4	69.1	139.1
Depreciation, amortization, and depletion	63.2	118.2	52.3	107.3
EBITDA	$33.9	$78.4	$40.0	84.5

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

Liquidity and Capital Resources

We rely primarily upon cash flow from operations and borrowings under our revolving credit facilities to finance operations, capital expenditures, and fluctuations in debt service requirements.  As of June 30, 2013, $147.1 million was available for future borrowing under our revolving credit facilities.  We believe that our ability to manage cash flow and working capital levels, particularly inventory and accounts payable, will allow us to meet our current and future obligations, pay scheduled principal and interest payments, and provide funds for working capital, capital expenditures, and other needs of the business for at least the next twelve months.  However, no assurance can be given that we will be able to generate sufficient cash flows from operations or that future borrowings will be available under our revolving credit facilities in an amount sufficient to fund our liquidity needs.  As we focus on managing our expenses and cash flows, we continue to assess and implement, as appropriate, various earnings enhancement and expense reduction initiatives.  Management has developed a company-wide cost reduction program and expects this program to yield an additional $31 million in cost reductions. Of the $31 million in cost reductions, $19 million are expected to be realized in 2013 and the remaining $12 million are expected to be realized in 2014. We continue to search for and develop additional cost savings measures.

Verso Paper’s and Verso Holdings’ cash flows from operating, investing and financing activities, as reflected in the accompanying condensed consolidated statements of cash flows, are summarized in the following table.

	VERSO PAPER		VERSO HOLDINGS
	Six Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2013	2012	2013	2012
Net cash provided by (used in):
Operating activities	$(64,046)	$(46,504)	$(63,783)	$(46,452)
Investing activities	13,907	(30,179)	13,907	(30,179)
Financing activities	(1,243)	2,968	(1,506)	2,916
Net change in cash and cash equivalents	$(51,382)	$(73,715)	$(51,382)	$(73,715)

Operating activities.  In the first six months of 2013, Verso Paper’s net cash used in operating activities of $64.0 million reflects a net loss of $81.4 million adjusted for non-cash depreciation, amortization, and accretion of $55.3 million and an increase in working capital of $39.5 million.  The change in working capital reflects seasonal increases in inventory and a decrease in accounts payable and accrued liabilities related to the timing of supplier and customer rebate payments as well as cash outflows for items included in the restructuring reserve at year-end.

In the first six months of 2012, Verso Paper’s net cash used in operating activities of $46.5 million reflects a net loss of $94.6 million adjusted for non-cash depreciation, amortization, depletion and accretion and non-cash losses on early extinguishment of debt of $75.2 million and an increase in working capital of $35.0 million. The change in working capital reflects a decrease in accrued liabilities resulting from the timing of interest payments due to debt refinancing, as well as from the cash outflows related to the permanent shut down of three paper machines in the fourth quarter of 2011. Verso Holdings’ operating cash flows are the same as those of Verso Paper in all material respects.

Investing activities.  In the first six months of 2013, Verso Paper’s net cash provided by investing activities of $13.9 million reflects proceeds from sale of Sartell and Fiber Farm of $28.3 million offset by capital expenditures of $13.8 million, net of $13.7 million received from governmental grants associated with a renewable energy project at our mill in Bucksport, Maine.  This compares to $30.2 million of net cash used in investing activities in the first six months of 2012, which includes $31.1 million in capital expenditures, net of $14.7 million received from governmental grants associated with a renewable energy project at our mill in Quinnesec, Michigan. Verso Holdings’ investing cash flows are the same as those of Verso Paper.

Financing activities.  In the first six months of 2013, Verso Paper’s net cash used in financing activities was $1.2 million compared to net cash provided by financing activities of $3.0 million in the first six months of 2012. Cash provided by financing activities in the first six months of 2013, includes $7.5 million of net borrowings on revolving credit facilities offset by payments on the Verso Finance Senior Unsecured Term Loans. Verso Holdings' distribution to Verso Finance for payment of the Senior Unsecured Term Loans is reflected as a return of capital in the Statement of Cash Flows.

In the first six months of 2012, Verso Paper’s net cash provided by financing activities was $3.0 million, including $40.0 million in net borrowings under our revolving credit facilities and $318.0 million in proceeds from the issuance of long-term debt after discount, underwriting fees and issuance costs, primarily related to the issuance of $345.0 million aggregate principal amount of our 11.75% Senior Secured Notes due 2019. Verso Holdings' financing cash flows are the same as those of Verso Paper in all material respects.

Revolving Credit Facilities.  In May 2012, Verso Holdings entered into revolving credit facilities consisting of a $150.0 million asset-based loan facility, or "ABL Facility," and a $50.0 million cash-flow facility, or "Cash Flow Facility." Verso Holdings' ABL Facility had $7.5 million outstanding, $44.3 million in letters of credit issued, and $97.1 million available for future borrowing as of June 30, 2013.  Verso Holdings' Cash Flow Facility had no outstanding balance, no letters of credit issued, and $50.0 million available for future borrowing as of June 30, 2013.  The indebtedness under the revolving credit facilities bears interest at a floating rate based on a margin over a base rate or eurocurrency rate.  As of June 30, 2013, the applicable margin for advances under the ABL Facility was 1.00% for base rate advances and 2.00% for LIBOR advances, and the applicable margin for advances under the Cash Flow Facility was 3.50% for base rate advances and 4.50% for LIBOR advances.  As of June 30, 2013, the weighted-average interest rate on outstanding advances was 4.25%.  Verso Holdings is required to pay a commitment fee to the lenders in respect of the unused commitments under the ABL Facility at an annual rate initially equal to 0.50% and thereafter either 0.375% or 0.50%, based on daily average utilization, and under the Cash Flow Facility at an annual rate of 0.625%.  The indebtedness under the revolving credit facilities is guaranteed jointly and severally by Verso Finance and each of Verso Holdings’ subsidiaries, subject to certain exceptions, and the indebtedness and guarantees are senior secured obligations of Verso Holdings and the guarantors, respectively.  The indebtedness under the ABL Facility and related guarantees are secured by first-priority security interests, subject to permitted liens, in substantially all of Verso Holdings’, Verso Finance’s, and the subsidiary guarantors’ inventory and accounts receivable, or “ABL Priority Collateral,” and second-priority security interests, subject to permitted liens, in substantially all of their other assets, or “Notes Priority Collateral.”  The indebtedness under the Cash Flow Facility and related guarantees are secured, pari passu with the 11.75% Senior Secured Notes due 2019 and related guarantees, by first-priority security interests in the Notes Priority Collateral and second-priority security interests in the ABL Priority Collateral.  The revolving facilities will mature on May 4, 2017, unless, on any of the dates that is 91 days prior to the earliest scheduled maturity of any of the Second Priority Senior Secured Floating Rate Notes due 2014, or the 11.38% Senior Subordinated Notes, an aggregate principal amount in excess of $100.0 million of indebtedness under such existing second-lien notes, subordinated notes, as applicable, is outstanding, in which case the revolving credit facilities will mature on such earlier date.

11.5% Senior Secured Notes due 2014.  In June 2009 and January 2010, Verso Holdings issued a total of $350.0 million aggregate principal amount of 11.5% Senior Secured Notes due 2014.  In March 2011, Verso Holdings repurchased and retired $35.0 million aggregate principal amount of the notes.  In March 2012, Verso Holdings repurchased and retired $270.6 million aggregate principal amount of the notes.  In April 2012, Verso Holdings redeemed the remaining outstanding $44.4 million aggregate principal amount of the notes.  Following such repurchases and redemption, there are no outstanding 11.5% Senior Secured Notes due 2014.

11.75% Senior Secured Notes due 2019.  In March 2012, Verso Holdings issued $345.0 million aggregate principal amount of 11.75% Senior Secured Notes due 2019.  Verso Holdings used $332.0 million of net proceeds from the notes issuance, after deducting the discount, underwriting fees and offering expenses, along with $0.6 million of available cash, to repurchase and retire $270.6 million and to redeem $44.4 million aggregate principal amount of its 11.5% Senior Secured Notes due 2014.  The notes bear interest, payable semi-annually, at the rate of 11.75% per year.  The notes are guaranteed jointly and severally by each of Verso Holdings’ subsidiaries, subject to certain exceptions, and the notes and guarantees are senior secured obligations of Verso Holdings and the guarantors, respectively.  The indebtedness under the notes and related guarantees are secured, pari passu with the Cash Flow Facility and related guarantees, by first-priority security interests in the Notes Priority Collateral and second-priority security interests in the ABL Priority Collateral.  The notes will mature on January 15, 2019; provided, however, that, if as of 45 days prior to the maturity dates of our 11.375% Senior Subordinated Notes due 2016, more than $100.0 million of such Senior Subordinated Notes remains outstanding, the notes will mature on that day.

11.75% Secured Notes due 2019. In May 2012, Verso Holdings issued $271.6 million aggregate principal amount of 11.75% Secured Notes due 2019.  Verso Holdings issued the notes pursuant to two separate exchange offers whereby it (a) issued $166.9 million aggregate principal amount of the notes and paid $5.0 million in cash in exchange for $166.9 million aggregate principal amount of its Second Priority Senior Secured Floating Rate Notes due 2014 and (b) issued $104.7 million aggregate principal amount of the notes and paid $17.3 million in cash in exchange for $157.5 million aggregate principal amount of its 11.38% Senior Subordinated Notes due 2016.  The notes bear interest, payable semi-annually, at the rate of 11.75% per year.  The notes are guaranteed jointly and severally by each of Verso Holdings’ subsidiaries, subject to certain exceptions, and the notes and guarantees are senior secured obligations of Verso Holdings and the guarantors, respectively.  The notes and related guarantees are secured by security interests, subject to permitted liens, in substantially all of Verso Holdings’ and the guarantors’ tangible and intangible assets.  The security interests securing the notes rank junior to those securing the obligations under the ABL Facility, the Cash Flow Facility, and the 11.75% Senior Secured Notes due 2019 and rank senior to those securing the 8.75% Second Priority Senior Secured Notes due 2019.  The notes will mature on January 15, 2019.

On January 31, 2013, Verso Holdings issued $72.9 million aggregate principal amount of its 11.75% Senior Secured Notes due 2019 to certain lenders holding approximately $85.8 million aggregate principal amount of Verso Finance’s Senior Unsecured Term Loans, and net accrued interest through the closing date, at an exchange rate of 85%, in exchange for the assignment to Verso Finance of its Senior Unsecured Term Loans and the cancellation of such loans. There are no longer any outstanding Senior Unsecured Term Loans.

8.75% Second Priority Senior Secured Notes due 2019.  In 2011, Verso Holdings issued $396.0 million aggregate principal amount of 8.75% Second Priority Senior Secured Notes due 2019.  The notes bear interest, payable semi-annually, at the rate of 8.75% per year.  The notes are guaranteed jointly and severally by each of Verso Holdings’ subsidiaries, subject to certain exceptions, and the notes and guarantees are senior secured obligations of Verso Holdings and the guarantors, respectively.  The notes and related guarantees are secured by second-priority security interests, subject to permitted liens, in substantially all of Verso Holdings’ and the guarantors’ tangible and intangible assets, excluding securities of Verso Holdings’ affiliates.  The notes will mature on February 1, 2019.

Second Priority Senior Secured Floating Rate Notes due 2014.  In August 2006, Verso Holdings issued $250.0 million aggregate principal amount of Second Priority Senior Secured Floating Rate Notes due 2014.  Through March 31, 2012, Verso Holdings had repurchased and retired a total of $69.8 million aggregate principal amount of the notes.  In May 2012, Verso Holdings issued $166.9 million aggregate principal amount of 11.75% Secured Notes due 2019 and paid $5.0 million in cash in exchange for $166.9 million aggregate principal amount of the Second Priority Senior Secured Floating Rate Notes.  Following the exchange, $13.3 million aggregate principal amount of the Second Priority Senior Secured Floating Rate Notes remain outstanding.  The notes bear interest, payable quarterly, at a rate equal to LIBOR plus 3.75% per year.  As of June 30, 2013, the interest rate on the notes was 4.02% per year.  The notes are guaranteed jointly and severally by each of Verso Holdings’ subsidiaries, subject to certain exceptions.  The notes will mature on August 1, 2014.

11.38% Senior Subordinated Notes due 2016.  In August 2006, Verso Holdings issued $300.0 million aggregate principal amount of 11.38% Senior Subordinated Notes due 2016.  In May 2012, Verso Holdings issued $104.7 million aggregate principal amount of 11.75% Secured Notes due 2019 and paid $17.3 million in cash in exchange for $157.5 million aggregate principal amount of the 11.38% Senior Subordinated Notes.  Following the exchange, $142.5 million aggregate principal amount of the 11.38% Senior Subordinated Notes remain outstanding. The notes bear interest, payable semi-annually, at the rate of 11.38% per year.  The notes are guaranteed jointly and severally by each of Verso Holdings’ subsidiaries, subject to certain exceptions, and the notes and guarantees are unsecured senior subordinated obligations of Verso Holdings and the guarantors, respectively.  The notes will mature on August 1, 2016.

Loan from Verso Paper Finance Holdings LLC/ Verso Paper Holdings LLC.  In December 2010, Verso Quinnesec REP LLC, an indirect, wholly-owned subsidiary of Verso Holdings, entered into a financing transaction with Chase NMTC Verso Investment Fund, LLC, or the “Investment Fund,” a consolidated variable interest entity.  Under this arrangement, Verso Holdings loaned $23.3 million to Verso Finance at an interest rate of 6.5% per year and with a maturity of December 29, 2040, and Verso Finance, in turn, loaned the funds on similar terms to the Investment Fund.  The Investment Fund then contributed the loan proceeds to certain community development entities, which, in turn, loaned the funds on similar terms to Verso Quinnesec REP LLC as partial financing for the renewable energy project at our mill in Quinnesec, Michigan.

Covenant Compliance

The credit agreements for our revolving credit facilities and the indentures governing our notes contain affirmative covenants as well as restrictive covenants that limit our ability to, among other things, incur additional indebtedness; pay dividends or make other distributions; repurchase or redeem our stock; make investments; sell assets, including capital stock of restricted subsidiaries; enter into agreements restricting our subsidiaries’ ability to pay dividends; consolidate, merge, sell or otherwise dispose of all or substantially all of our assets; enter into transactions with our affiliates; and incur liens.  These covenants can result in limiting our long-term growth prospects by hindering our ability to incur future indebtedness or grow through acquisitions.  The material covenants in the indentures that are impacted by the calculation of Adjusted EBITDA are those that govern the amount of indebtedness that Verso Holdings and its subsidiaries may incur, whether Verso Holdings may make certain dividends, distributions or payments on subordinated indebtedness, and whether Verso Holdings may merge with another company.  Although there are limited baskets for incurring indebtedness contained in the indentures, the primary means for incurring additional indebtedness under the Indentures is to have a pro forma Fixed Charge Coverage Ratio of at least 2.00 to 1.00 after the incurrence of such additional indebtedness.  This same test also applies to most dividends and other payments made in respect of Verso Holdings’ equity and subordinated indebtedness and also to whether Verso Holdings may merge with another company.  In the case of a merger, Verso Holdings may merge so long as either its Fixed Charge Coverage Ratio is at least 2.00 to 1.00 or that same ratio improves after giving pro forma effect to the merger.  If Verso Holdings were not able to meet the Fixed Charge Coverage Ratio requirement contained in these covenants, it would limit our long-term growth prospects, as it would severely hinder Verso Holdings’ ability to incur additional indebtedness for the purpose of completing acquisitions or capital improvement programs, among other things.  In addition, if the ratio test were not met, distributions by Verso Holdings to Verso Paper would also be severely restricted.   As of June 30, 2013, we were in compliance with the covenants in our debt agreements.

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

Accounting standards whose application may have a significant effect on the reported results of operations and financial position, and that can require judgments by management that affect their application, include the following: ASC Topic 450, Contingencies; ASC Topic 360, Property, Plant, and Equipment; ASC Topic 350, Intangibles – Goodwill and Other; and ASC Topic 715, Compensation – Retirement Benefits.

Impairment of long-lived assets.  Long-lived assets are reviewed for impairment upon the occurrence of events or changes in circumstances that indicate that the carrying value of the assets may not be recoverable, as measured by comparing their net book value to the estimated undiscounted future cash flows generated by their use.

Goodwill and other intangible assets are accounted for in accordance with ASC Topic 350.  Intangible assets primarily consist of trademarks, customer-related intangible assets and patents obtained through business acquisitions.  We have identified the following trademarks as intangible assets with an indefinite life: Influence®, Liberty®, and Advocate®.  We assess indefinite-

lived intangible assets at least annually for impairment or more frequently if events occur or circumstances change between annual tests that would more likely than not reduce the fair value of the reporting unit below its carrying amount.

Management believes that the accounting estimates associated with determining fair value as part of the impairment analysis are critical accounting estimates because estimates and assumptions are made about our future performance and cash flows.  The estimated fair value is generally determined on the basis of discounted future cash flows.  We also consider a market-based approach and a combination of both.  While management uses the best information available to estimate future performance and cash flows, future adjustments to management’s projections may be necessary if economic conditions differ substantially from the assumptions used in making the estimates.

Pension benefit obligations. We offer various pension plans to employees.  The calculation of the obligations and related expenses under these plans requires the use of actuarial valuation methods and assumptions, including the expected long-term rate of return on plan assets, discount rates and mortality rates.  Actuarial valuations and assumptions used in the determination of future values of plan assets and liabilities are subject to management judgment and may differ significantly if different assumptions are used.

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

The assessment of contingent liabilities, including legal contingencies, asset retirement obligations, and environmental costs and obligations, involves the use of critical estimates, assumptions, and judgments.  Management’s estimates are based on their belief that future events will validate the current assumptions regarding the ultimate outcome of these exposures.  However, there can be no assurance that future events will not differ from management’s assessments.

 Recent Accounting Developments

 ASC Topic 220, Comprehensive Income.  Accounting Standards Update, or “ASU,” No. 2013-02, Comprehensive Income (Topic 220), Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income was effective for fiscal years and interim periods beginning after December 15, 2012, which for us was the first quarter of 2013.  The adoption of the provisions of ASU No. 2013-02 resulted in additional disclosure of the location within the statement of operations of amounts reclassified from other comprehensive income but had no impact on our financial condition, results of operations, or cash flows.

ASC Topic 350, Intangibles – Goodwill and Other.  ASU No. 2012-02, Intangibles—Goodwill and Other (Topic 350), Testing Indefinite Lived Intangible Assets for Impairment, is intended to simplify the guidance for impairment testing of indefinite-lived intangible assets other than goodwill.  Under the new guidance, an entity has the option to assess qualitative factors to determine whether it is necessary to perform a quantitative impairment test.  Entities electing to perform a qualitative assessment are no longer required to calculate the fair value of an indefinite-lived intangible asset unless the entity determines, based on a qualitative assessment, that it is “more likely than not” that the asset is impaired.  ASU No. 2012-02 is effective for annual and interim impairment tests performed in fiscal years beginning after September 15, 2012, which for us was March 31, 2013.  The adoption of this guidance in the first quarter of 2013 did not have any impact on our consolidated financial statements.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from fluctuations in our paper prices, interest rates, energy prices, and commodity prices for our inputs.

Paper Prices

Our sales, which we report net of rebates, allowances, and discounts, are a function of the number of tons of paper that we sell and the price at which we sell our paper.  The coated paper industry is cyclical, which results in changes in both volume and price.  Paper prices historically have been a function of macroeconomic factors that influence supply and demand.  Price has historically been substantially more variable than volume and can change significantly over relatively short time periods.

We are primarily focused on serving two end-use segments: catalogs and magazines.  Coated paper demand is primarily driven by advertising and print media usage.  Advertising spending and magazine and catalog circulation tend to correlate with gross domestic product, or “GDP,” in the United States, as they rise with a strong economy and contract with a weak economy.

Many of our customers provide us with forecasts of their paper needs, which allows us to plan our production runs in advance, optimizing production over our integrated mill system and thereby reducing costs and increasing overall efficiency.  Generally, our sales agreements do not extend beyond the calendar year, and they typically provide for quarterly price adjustments based on market price movements.

We reach our end-users through several channels, including printers, brokers, paper merchants, and direct sales to end-users.  We sell and market our products to approximately 130 customers.  During the first half of the year, Quad/Graphics, Inc. accounted for approximately 12% of our total net sales.

Interest Rates

We have issued fixed- and floating-rate debt in order to manage our variability to cash flows from interest rates.  Borrowings under the revolving credit facilities and the Second Priority Senior Secured Floating Rate Notes due 2014 accrue interest at variable rates.  A 100 basis point increase in quoted interest rates on our outstanding floating-rate debt as of June 30, 2013, would increase annual interest expense by $0.2 million.  While we may enter into agreements limiting our exposure to higher interest rates, any such agreements may not offer complete protection from this risk.

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

We do not hedge the entire exposure of our operations from commodity price volatility for a variety of reasons.  To the extent that we do not hedge against commodity price volatility, our results of operations may be affected either favorably or unfavorably by a shift in the future price curve.  As of June 30, 2013, we had liabilities for net unrealized losses of $3.9 million on open commodity contracts with maturities of one to eighteen months.  These derivative instruments involve the exchange of net cash settlements, based on changes in the price of the underlying commodity index compared to the fixed price offering, at specified intervals without the exchange of any underlying principal.  A 10% decrease in commodity prices would have a negative impact of approximately $3.1 million on the fair value of such instruments.  This quantification of exposure to market risk does not take into account the offsetting impact of changes in prices on anticipated future energy purchases.

Commodity Prices

We are subject to changes in our cost of sales caused by movements in underlying commodity prices.  The principal components of our cost of sales are chemicals, wood, energy, labor, maintenance, and depreciation, amortization, and depletion.  Costs for commodities, including chemicals, wood, and energy, are the most variable component of our cost of sales because their prices can fluctuate substantially, sometimes within a relatively short period of time.  In addition, our aggregate commodity purchases fluctuate based on the volume of paper that we produce.

Chemicals.  Chemicals utilized in the manufacturing of coated papers include latex, clay, starch, calcium carbonate, caustic soda, sodium chlorate, and titanium dioxide.  We purchase these chemicals from a variety of suppliers and are not dependent on any single supplier to satisfy our chemical needs.  We expect imbalances in supply and demand to periodically create volatility in prices for certain chemicals.

Wood.  Our costs to purchase wood are affected directly by market costs of wood in our regional markets and indirectly by the effect of higher fuel costs on logging and transportation of timber to our facilities.  While we have in place fiber supply agreements that ensure a substantial portion of our wood requirements, purchases under these agreements are typically at market rates.

Energy.  We produce approximately 54% of our energy needs for our paper mills from sources such as waste wood, waste water, hydroelectric facilities, liquid biomass from our pulping process, and internal energy cogeneration facilities.  Our external energy purchases vary across each of our mills and include fuel oil, natural gas, coal, and electricity.  While our internal energy production capacity and ability to switch between certain energy sources mitigates the volatility of our overall energy expenditures, we expect prices for energy to remain volatile for the foreseeable future. We utilize derivative contracts as part of our risk management strategy to manage our exposure to market fluctuations in energy prices.

Off-Balance Sheet Arrangements

None.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in reports that we file and submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of Verso Paper’s disclosure controls and procedures as of June 30, 2013.  Based upon this evaluation, and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that Verso Paper’s disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2013.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of Verso Holdings’ disclosure controls and procedures as of June 30, 2013.  Based upon this evaluation, and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that Verso Holdings’ disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2013.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the fiscal quarter ended June 30, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

We are involved from time to time in legal proceedings incidental to the conduct of our business.  We do not believe that any liability that may result from these proceedings will have a material adverse effect on our consolidated financial statements.

ITEM 1A.   RISK FACTORS

For a detailed discussion of risk factors affecting us, see “Part I – Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.   MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.   OTHER INFORMATION

Not applicable.

ITEM 6.   EXHIBITS

The following exhibits are included with this report:

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of Verso Paper Corp.(1)

3.2	Amended and Restated Bylaws of Verso Paper Corp.(2)

3.3	Certificate of Formation, as amended, of Verso Paper Holdings LLC.(3)

3.4	Amended and Restated Limited Liability Company Agreement of Verso Paper Holdings LLC.(3)

12	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Principal Executive Officer of Verso Paper Corp. pursuant to Rule 13a-14(a) under Securities Exchange Act of 1934.

31.2	Certification of Principal Financial Officer of Verso Paper Corp. pursuant to Rule 13a-14(a) under Securities Exchange Act of 1934.

31.3	Certification of Principal Executive Officer of Verso Paper Holdings LLC pursuant to Rule 13a-14(a) under Securities Exchange Act of 1934.

31.4	Certification of Principal Financial Officer of Verso Paper Holdings LLC pursuant to Rule 13a-14(a) under Securities Exchange Act of 1934.

32.1	Certification of Principal Executive Officer of Verso Paper Corp. pursuant to Rule 13a-14(b) under Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2	Certification of Principal Financial Officer of Verso Paper Corp. pursuant to Rule 13a-14(b) under Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.3
Certification of Principal Executive Officer of Verso Paper Holdings LLC pursuant to Rule 13a-14(b) under Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.4
Certification of Principal Financial Officer of Verso Paper Holdings LLC pursuant to Rule 13a-14(b) under Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code.

______________________________

(1)
Incorporated by reference to Amendment No. 5 to Verso Paper Corp.’s Registration Statement on Form S-1 (Registration Statement No. 333-148201), filed with the Securities and Exchange Commission (the "SEC") on May 8, 2008.

(2)	Incorporated by reference to Amendment No. 3 to Verso Paper Corp.’s Registration Statement on Form S-1 (Registration Statement No. 333-148201), filed with the SEC on April 28, 2008.

(3)	Incorporated by reference to Verso Paper Holding LLC’s Annual Report on Form 10-K for the year ended December 31, 2007, filed with the SEC on March 12, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 8, 2013
VERSO PAPER CORP.

	By:	/s/ David J. Paterson
David J. Paterson President and Chief Executive Officer

By:	/s/ Robert P. Mundy
Robert P. Mundy Senior Vice President and Chief Financial Officer

Date: August 8, 2013
VERSO PAPER HOLDINGS LLC

	By:	/s/ David J. Paterson
David J. Paterson President and Chief Executive Officer

By:	/s/ Robert P. Mundy
Robert P. Mundy Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

The following exhibits are included with this report:

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of Verso Paper Corp.(1)

3.2	Amended and Restated Bylaws of Verso Paper Corp.(2)

3.3	Certificate of Formation, as amended, of Verso Paper Holdings LLC.(3)

3.4	Amended and Restated Limited Liability Company Agreement of Verso Paper Holdings LLC.(3)

12	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Principal Executive Officer of Verso Paper Corp. pursuant to Rule 13a-14(a) under Securities Exchange Act of 1934.

31.2	Certification of Principal Financial Officer of Verso Paper Corp. pursuant to Rule 13a-14(a) under Securities Exchange Act of 1934.

31.3	Certification of Principal Executive Officer of Verso Paper Holdings LLC pursuant to Rule 13a-14(a) under Securities Exchange Act of 1934.

31.4	Certification of Principal Financial Officer of Verso Paper Holdings LLC pursuant to Rule 13a-14(a) under Securities Exchange Act of 1934.

32.1	Certification of Principal Executive Officer of Verso Paper Corp. pursuant to Rule 13a-14(b) under Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2	Certification of Principal Financial Officer of Verso Paper Corp. pursuant to Rule 13a-14(b) under Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.3
Certification of Principal Executive Officer of Verso Paper Holdings LLC pursuant to Rule 13a-14(b) under Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.4
Certification of Principal Financial Officer of Verso Paper Holdings LLC pursuant to Rule 13a-14(b) under Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code.

______________________________

(1)
Incorporated by reference to Amendment No. 5 to Verso Paper Corp.’s Registration Statement on Form S-1 (Registration Statement No. 333-148201), filed with the Securities and Exchange Commission (the "SEC") on May 8, 2008.

(2)	Incorporated by reference to Amendment No. 3 to Verso Paper Corp.’s Registration Statement on Form S-1 (Registration Statement No. 333-148201), filed with the SEC on April 28, 2008.

(3)	Incorporated by reference to Verso Paper Holding LLC’s Annual Report on Form 10-K for the year ended December 31, 2007, filed with the SEC on March 12, 2008.