Form 10-Q
period 2013-09-30
Verso Paper Corp.; Verso Paper Holdings LLC
filed 2013-11-07
CIK 1421182, 1395864

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013

or

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

As of October 31, 2013, Verso Paper Corp. had 53,172,484 outstanding shares of common stock, par value $0.01 per share, and Verso Paper Holdings LLC had one outstanding limited liability company interest.

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

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	VERSO PAPER		VERSO HOLDINGS
	September 30,	December 31,	September 30,	December 31,
(Dollars in thousands, except per share amounts)	2013	2012	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$9,253	$61,525	$9,197	$61,470
Accounts receivable, net	107,864	100,888	107,991	101,014
Inventories	138,430	131,467	138,430	131,467
Assets held for sale	50	24,867	50	24,867
Prepaid expenses and other assets	9,690	4,026	9,690	3,996
Total current assets	265,287	322,773	265,358	322,814
Property, plant, and equipment, net	741,922	793,031	741,922	793,031
Intangibles and other assets, net	87,151	93,127	110,456	116,432
Total assets	$1,094,360	$1,208,931	$1,117,736	$1,232,277
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$82,767	$92,079	$82,767	$92,079
Accrued liabilities	84,294	120,180	84,405	119,121
Current maturities of long-term debt	13,310	8,501	13,310	—
Liabilities related to assets held for sale	—	176	—	176
Total current liabilities	180,371	220,936	180,482	211,376
Long-term debt	1,257,969	1,248,458	1,281,274	1,187,052
Other liabilities	65,558	61,223	58,783	54,448
Total liabilities	1,503,898	1,530,617	1,520,539	1,452,876
Commitments and contingencies (Note 13)	—	—	—	—
Equity:
Preferred stock -- par value $0.01 (20,000,000 shares authorized, no shares issued)	—	—	n/a	n/a
Common stock -- par value $0.01 (250,000,000 shares authorized with 53,246,715 shares issued and 53,172,484 outstanding on September 30, 2013, and with 52,951,379 shares issued and 52,896,374 outstanding on December 31, 2012)	533	530	n/a	n/a
Treasury stock -- at cost (74,231 shares on September 30, 2013 and 55,005 shares on December 31, 2012)	(106)	(84)	n/a	n/a
Paid-in-capital	220,505	219,158	231,034	324,562
Retained deficit	(607,217)	(516,017)	(610,584)	(519,888)
Accumulated other comprehensive loss	(23,253)	(25,273)	(23,253)	(25,273)
Total deficit	(409,538)	(321,686)	(402,803)	(220,599)
Total liabilities and equity	$1,094,360	$1,208,931	$1,117,736	$1,232,277
See notes to unaudited condensed consolidated financial statements.

VERSO PAPER CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands, except per share amounts)	2013	2012	2013	2012
Net sales	$374,876	$373,004	$1,038,481	$1,113,561
Costs and expenses:
Cost of products sold - (exclusive of depreciation, amortization, and depletion)	305,718	301,833	891,465	962,298
Depreciation, amortization, and depletion	26,333	28,138	78,620	91,338
Selling, general, and administrative expenses	18,028	17,499	56,004	56,247
Restructuring charges	145	97,018	1,327	96,997
Total operating expenses	350,224	444,488	1,027,416	1,206,880
Other operating income	—	—	(3,971)	—
Operating income (loss)	24,652	(71,484)	15,036	(93,319)
Interest income	(6)	(3)	(20)	(7)
Interest expense	34,360	33,284	103,460	98,631
Other loss (income), net	70	(21)	2,776	7,472
Loss before income taxes	(9,772)	(104,744)	(91,180)	(199,415)
Income tax expense (benefit)	11	(45)	20	(105)
Net loss	$(9,783)	$(104,699)	$(91,200)	$(199,310)
Loss per common share
Basic	$(0.18)	$(1.98)	$(1.72)	$(3.77)
Diluted	(0.18)	(1.98)	(1.72)	(3.77)
Weighted average common shares outstanding (in thousands)
Basic	53,172	52,907	53,108	52,834
Diluted	53,172	52,907	53,108	52,834
 See notes to unaudited condensed consolidated financial statements.

VERSO PAPER CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2013	2012	2013	2012
Net loss	$(9,783)	$(104,699)	$(91,200)	$(199,310)
Other comprehensive income (loss):
Derivative financial instruments:
Effective portion of net unrealized losses	—	—	—	(1,365)
Reclassification of accumulated other comprehensive loss to net loss	64	409	309	5,564
Defined benefit pension plan amortization of net loss and prior service cost	570	1,105	1,711	2,234
Other	—	—	—	119
Other comprehensive income	634	1,514	2,020	6,552
Comprehensive loss	$(9,149)	$(103,185)	$(89,180)	$(192,758)
See notes to unaudited condensed consolidated financial statements.

VERSO PAPER HOLDINGS LLC
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2013	2012	2013	2012
Net sales	$374,876	$373,004	$1,038,481	$1,113,561
Costs and expenses:
Cost of products sold - (exclusive of depreciation, amortization, and depletion)	305,718	301,833	891,465	962,298
Depreciation, amortization, and depletion	26,333	28,138	78,620	91,338
Selling, general, and administrative expenses	18,028	17,499	56,004	56,196
Restructuring charges	145	97,018	1,327	96,997
Total operating expenses	350,224	444,488	1,027,416	1,206,829
Other operating income	—	—	(3,971)	—
Operating income (loss)	24,652	(71,484)	15,036	(93,268)
Interest income	(384)	(381)	(1,156)	(1,143)
Interest expense	34,721	32,043	103,979	94,953
Other loss (income), net	70	(21)	2,776	7,472
Net loss	$(9,755)	$(103,125)	$(90,563)	$(194,550)
 See notes to unaudited condensed consolidated financial statements.

VERSO PAPER HOLDINGS LLC
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2013	2012	2013	2012
Net Loss	$(9,755)	$(103,125)	$(90,563)	$(194,550)
Other comprehensive income (loss):
Derivative financial instruments:
Effective portion of net unrealized losses	—	—	—	(1,365)
Reclassification of accumulated other comprehensive loss to net loss	64	409	309	5,564
Defined benefit pension plan amortization of net loss and prior service cost	570	1,105	1,711	2,234
Other	—	—	—	119
Other comprehensive income	634	1,514	2,020	6,552
Comprehensive loss	$(9,121)	$(101,611)	$(88,543)	$(187,998)
See notes to unaudited condensed consolidated financial statements.

VERSO PAPER CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012
							Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity (Deficit)

	Common Shares	Common Stock	Treasury Shares	Treasury Stock	Paid-in-Capital	Retained Deficit
(Dollars and shares in thousands)
Balance - December 31, 2011	52,631	$526	(26)	$(53)	$216,485	$(342,188)	$(28,658)	$(153,888)
Net loss	—	—	—	—	—	(199,310)	—	(199,310)
Other comprehensive income	—	—	—	—	—	—	6,552	6,552
Common stock issued for restricted stock, net	320	4	(29)	(31)	(4)	—	—	(31)
Equity award expense	—	—	—	—	2,250	—	—	2,250
Balance - September 30, 2012	52,951	$530	(55)	$(84)	$218,731	$(541,498)	$(22,106)	$(344,427)

Balance - December 31, 2012	52,951	$530	(55)	$(84)	$219,158	$(516,017)	$(25,273)	$(321,686)
Net loss	—	—	—	—	—	(91,200)	—	(91,200)
Other comprehensive income	—	—	—	—	—	—	2,020	2,020
Common stock issued for restricted stock, net	296	3	(19)	(22)	(3)	—	—	(22)
Equity award expense	—	—	—	—	1,350	—	—	1,350
Balance - September 30, 2013	53,247	$533	(74)	$(106)	$220,505	$(607,217)	$(23,253)	$(409,538)
See notes to unaudited condensed consolidated financial statements.

VERSO PAPER HOLDINGS LLC
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN MEMBER'S EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012
			Accumulated Other Comprehensive Income (Loss)	Total Member's Equity (Deficit)

	Paid-in-Capital	Retained Deficit
(Dollars in thousands)
Balance - December 31, 2011	$321,110	$(353,636)	$(28,658)	$(61,184)
Cash distributions	—	(82)	—	(82)
Contribution from parent	18	—	—	18
Net loss	—	(194,550)	—	(194,550)
Other comprehensive income	—	—	6,552	6,552
Equity award expense	2,250	—	—	2,250
Balance - September 30, 2012	$323,378	$(548,268)	$(22,106)	$(246,996)

Balance - December 31, 2012	$324,562	$(519,888)	$(25,273)	$(220,599)
Cash distributions	—	(133)	—	(133)
Return of capital	(94,878)	—	—	(94,878)
Net loss	—	(90,563)	—	(90,563)
Other comprehensive income	—	—	2,020	2,020
Equity award expense	1,350	—	—	1,350
Balance - September 30, 2013	$231,034	$(610,584)	$(23,253)	$(402,803)
See notes to unaudited condensed consolidated financial statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	VERSO PAPER		VERSO HOLDINGS
	Nine Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2013	2012	2013	2012
Cash Flows From Operating Activities:
Net loss	$(91,200)	$(199,310)	$(90,563)	$(194,550)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization, and depletion	78,620	91,338	78,620	91,338
Amortization of debt issuance costs	4,042	3,967	4,012	3,697
Accretion of discount on long-term debt	425	1,288	425	1,288
Loss on early extinguishment of debt, net	—	8,244	—	8,244
Gain on disposal of assets	(4,003)	(1,406)	(4,003)	(1,406)
Restructuring charges	—	75,676	—	75,676
Equity award expense	1,350	2,250	1,350	2,250
Other - net	(155)	(1,435)	(155)	(1,436)
Changes in assets and liabilities:
Accounts receivable	(6,977)	13,986	(6,977)	13,986
Inventories	(6,918)	12,128	(6,918)	12,128
Prepaid expenses and other assets	(197)	(5,623)	(197)	(5,623)
Accounts payable	(9,313)	(16,935)	(9,313)	(17,117)
Accrued liabilities	(32,338)	(21,164)	(32,683)	(25,420)
Net cash used in operating activities	(66,664)	(36,996)	(66,402)	(36,945)
Cash Flows From Investing Activities:
Proceeds from sale of assets	28,357	1,562	28,357	1,562
Transfers (to) from restricted cash, net	(1,019)	589	(1,019)	589
Capital expenditures	(26,703)	(46,751)	(26,703)	(46,751)
Net cash provided by (used in) investing activities	635	(44,600)	635	(44,600)
Cash Flows From Financing Activities:
Borrowings on revolving credit facilities	127,500	107,500	127,500	107,500
Payments on revolving credit facilities	(105,000)	(72,500)	(105,000)	(72,500)
Proceeds from long-term debt	—	341,191	—	341,191
Debt issuance costs	(220)	(24,265)	(220)	(24,265)
Repayments of long-term debt	(8,501)	(354,984)	—	(354,984)
Return of capital	—	—	(8,653)	—
Cash distributions	—	—	(133)	(63)
Acquisition of treasury stock	(22)	(31)	—	—
Net cash provided by (used in) financing activities	13,757	(3,089)	13,494	(3,121)
Change in cash and cash equivalents	(52,272)	(84,685)	(52,273)	(84,666)
Cash and cash equivalents at beginning of period	61,525	94,869	61,470	94,795
Cash and cash equivalents at end of period	$9,253	$10,184	$9,197	$10,129
See notes to unaudited condensed consolidated financial statements.

VERSO PAPER CORP. AND VERSO PAPER HOLDINGS LLC

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AS OF SEPTEMBER 30, 2013, AND DECEMBER 31, 2012, AND FOR THE THREE-MONTH AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2013 AND 2012

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

This report contains the unaudited condensed consolidated financial statements of Verso Paper and Verso Holdings as of September 30, 2013, and for the three-month and nine-month periods ended September 30, 2013 and 2012. The December 31, 2012, condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required annually by accounting principles generally accepted in the United States of America, or “GAAP.”  In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments that are necessary for the fair presentation of Verso Paper’s and Verso Holdings’ respective financial conditions, results of operations, and cash flows for the interim periods presented.  Except as disclosed in the notes to the unaudited condensed consolidated financial statements, such adjustments are of a normal, recurring nature.  Variable interest entities for which Verso Paper or Verso Holdings is the primary beneficiary are consolidated.  Intercompany balances and transactions are eliminated in consolidation.  The results of operations and cash flows for the interim periods presented may not necessarily be indicative of full-year results.  It is suggested that these financial statements be read in conjunction with the audited consolidated financial statements and notes thereto of Verso Paper and Verso Holdings contained in their respective Annual Reports on Form 10-K for the year ended December 31, 2012.

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

Other new accounting pronouncements issued but not effective until after September 30, 2013, are not expected to have a significant effect on our consolidated financial statements.

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

The following table provides a reconciliation of basic and diluted loss per common share of Verso Paper:

	VERSO PAPER
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share data)	2013	2012	2013	2012
Net loss available to common shareholders	$(9,783)	$(104,699)	$(91,200)	$(199,310)
Weighted average common stock outstanding	52,612	52,362	52,573	52,338
Weighted average restricted stock	560	545	535	496
Weighted average common shares outstanding - basic	53,172	52,907	53,108	52,834
Dilutive shares from stock options	—	—	—	—
Weighted average common shares outstanding - diluted	53,172	52,907	53,108	52,834
Basic loss per share	$(0.18)	$(1.98)	$(1.72)	$(3.77)
Diluted loss per share	$(0.18)	$(1.98)	$(1.72)	$(3.77)

In accordance with ASC Topic 260, Earnings Per Share, unvested restricted stock awards issued by Verso Paper contain nonforfeitable rights to dividends and qualify as participating securities.  No dividends have been declared or paid in 2013 or 2012.

For the three-month and nine-month periods ended September 30, 2013, respectively, 4,440,981 and 4,314,395 weighted average potentially dilutive shares from stock options with weighted average exercise prices per share of $2.38 and $2.41, respectively, were excluded from the diluted earnings per share calculation due to the antidilutive effect such shares would have on net loss per common share.

For the three-month and nine-month periods ended September 30, 2012, respectively, 3,679,944 and 2,745,067 weighted average potentially dilutive shares from stock options with weighted average exercise prices per share of $2.61 and $3.00, respectively, were excluded from the diluted earnings per share calculation due to the antidilutive effect such shares would have on net loss per common share.

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

Inventories by major category include the following:

	September 30,	December 31,
(Dollars in thousands)	2013	2012
Raw materials	$23,663	$25,747
Woodyard logs	3,984	5,942
Work-in-process	15,610	17,629
Finished goods	65,634	55,909
Replacement parts and other supplies	29,539	26,240
Inventories	$138,430	$131,467

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

On September 30, 2013, and December 31, 2012, we had $0.8 million of restricted cash included in Intangibles and other assets in the accompanying condensed consolidated balance sheet related to an asset retirement obligation in the state of Michigan.  This cash deposit is required by the state and may only be used for the future closure of a landfill.

The following table presents an analysis related to our asset retirement obligations which are included in Other liabilities in the accompanying condensed consolidated balance sheets:

	Nine Months Ended
	September 30,
(Dollars in thousands)	2013	2012
Asset retirement obligations, January 1	$11,854	$11,233
Accretion expense	628	614
Settlement of existing liabilities	(876)	(383)
Adjustment to existing liabilities	—	419
Asset retirement obligations	11,606	11,883
Less: Current portion	(217)	—
Non-current portion of asset retirement obligations, September 30	$11,389	$11,883

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

Property, Plant, and Equipment — Property, plant, and equipment is stated at cost, net of accumulated depreciation.  Interest is capitalized on projects meeting certain criteria and is included in the cost of the assets.  The capitalized interest is depreciated over the same useful lives as the related assets.  Expenditures for major repairs and improvements are capitalized, whereas normal repairs and maintenance are expensed as incurred.  Capital expenditures in our condensed consolidated statement of cash flows for the nine months ended September 30, 2013 include $13.7 million received from governmental grants associated with a renewable energy project at our mill in Bucksport, Maine, which were used to offset our capital expenditures on the project.

Interest costs of $0.5 million and $0.8 million were capitalized for the three-month and nine-month periods ended September 30, 2013, respectively. For the three-month and nine-month periods ended September 30, 2012, interest costs of $1.4 million and $3.2 million, respectively, were capitalized.

Depreciation is computed using the straight-line method over the assets’ estimated useful lives.  Depreciation expense was $26.1 million and $78.0 million for the three-month and nine-month periods ended September 30, 2013, respectively, compared to $28.1 million and $90.6 million for the three-month and nine-month periods ended September 30, 2012, respectively.

Accumulated Other Comprehensive Income (Loss) — The following table summarizes the changes in Accumulated other comprehensive income (loss) by balance type for the nine months ended September 30, 2013:

(Dollars in thousands)	Losses on Derivative Financial Instruments	Defined Benefit Pension Items	Total
Accumulated other comprehensive income (loss) as of December 31, 2012	$(335)	$(24,938)	$(25,273)
Amounts reclassified from accumulated other comprehensive income (loss) to Cost of goods sold	309	1,711	2,020
Other comprehensive income	309	1,711	2,020
Accumulated other comprehensive income (loss) as of September 30, 2013	$(26)	$(23,227)	$(23,253)

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

On February 28, 2013, we closed the sale of substantially all of the assets of Fiber Farm, and the related gain on sale is reflected in Other operating income in the accompanying condensed consolidated statements of operations for the nine months ended September 30, 2013. In addition, the sale of substantially all of the assets at our Sartell mill closed on March 8, 2013 and the related gain is included in Other operating income in the accompanying condensed consolidated statements of operations for the nine months ended September 30, 2013.

Assets and liabilities held for sale at September 30, 2013 and December 31, 2012, respectively, were comprised of the following:

	September 30,	December 31,
(Dollars in thousands)	2013	2012
Property, plant, and equipment, net (1)	$—	$12,124
Reforestation (1)	50	12,743
Assets held for sale	$50	$24,867
Asset retirement obligations	$—	$176
Liabilities related to assets held for sale	$—	$176
(1) Recorded at carrying value as the expected proceeds less costs to sell exceed carrying value.

5.  INTANGIBLES AND OTHER ASSETS

Intangibles and other assets consist of the following:

	VERSO PAPER		VERSO HOLDINGS
	September 30,	December 31,	September 30,	December 31,
(Dollars in thousands)	2013	2012	2013	2012
Amortizable intangible assets:
Customer relationships, net of accumulated amortization of $8.0 million on September 30, 2013, and $7.5 million on December 31, 2012	$5,294	$5,820	$5,294	$5,820
Patents, net of accumulated amortization of $0.8 million on September 30, 2013, and $0.7 million on December 31, 2012	325	411	325	411
Total amortizable intangible assets	5,619	6,231	5,619	6,231
Unamortizable intangible assets:
Trademarks	17,780	17,780	17,780	17,780
Other assets:
Financing costs, net of accumulated amortization of $12.3 million on September 30, 2013, and $8.2 million on December 31, 2012	30,117	33,909	30,117	33,909
Deferred major repair	19,132	17,473	19,132	17,473
Replacement parts, net	3,034	3,679	3,034	3,679
Loan to affiliate	—	—	23,305	23,305
Restricted cash	4,473	3,454	4,473	3,454
Other	6,996	10,601	6,996	10,601
Total other assets	63,752	69,116	87,057	92,421
Intangibles and other assets	$87,151	$93,127	$110,456	$116,432

Amortization expense of intangibles was $0.2 million and $0.6 million for the three-month and nine-month periods ended September 30, 2013, respectively, compared to $0.2 million and $0.7 million for the three-month and nine-month periods ended September 30, 2012.

The estimated future amortization expense for intangible assets over the next five years is as follows:

(Dollars in thousands)
2013	$204
2014	715
2015	615
2016	567
2017	400

6.  DEBT

A summary of long-term debt is as follows:

		September 30, 2013			December 31, 2012
	Original	Interest		Fair		Fair
(Dollars in thousands)	Maturity	Rate	Balance	Value	Balance	Value
Verso Paper Holdings LLC
Revolving Credit Facilities	5/4/2017	2.88%	$22,500	$22,500	$—	$—
11.75% Senior Secured Notes (1)	1/15/2019	11.75%	426,415	433,553	341,493	361,388
11.75% Secured Notes	1/15/2019	11.75%	271,573	186,435	271,573	198,248
8.75% Second Priority Senior Secured Notes (2)	2/1/2019	8.75%	394,981	123,037	394,871	159,960
Second Priority Senior Secured Floating Rate Notes	8/1/2014	4.02%	13,310	9,983	13,310	9,650
11.38% Senior Subordinated Notes	8/1/2016	11.38%	142,500	58,525	142,500	58,995
Chase NMTC Verso Investment Fund LLC
Loan from Verso Paper Finance Holdings LLC	12/29/2040	6.50%	23,305	23,305	23,305	23,305
Total debt for Verso Paper Holdings LLC			$1,294,584	$857,338	$1,187,052	$811,546
Verso Paper Finance Holdings LLC
Senior Unsecured Term Loan	2/1/2013	—%	—	—	93,212	91,348
Loan from Verso Paper Holdings LLC	12/29/2040	6.50%	23,305	23,305	23,305	23,305
Less current maturities of long-term debt			(13,310)	(9,983)	(8,501)	(8,331)
Less loans from affiliates			(46,610)	(46,610)	(46,610)	(46,610)
Total long-term debt for Verso Paper Corp.			$1,257,969	$824,050	$1,248,458	$871,258

(1)	Par value of $417,882 on September 30, 2013 and $345,000 on December 31, 2012.

(2)	Par value of $396,000 on September 30, 2013 and December 31, 2012.

We determine the fair value of our long-term debt based on market information and a review of prices and terms available for similar obligations.  Our debt is classified as Level 2 within the fair value hierarchy (see also Note 9).

Amounts included in interest expense related to long-term debt and amounts of cash interest payments on long-term debt are as follows:

	VERSO PAPER
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2013	2012	2013	2012
Interest expense	$33,527	$33,345	$100,260	$97,868
Cash interest paid	66,279	43,197	129,215	112,954
Debt issuance cost amortization(1)	1,353	1,364	4,042	3,967
	VERSO HOLDINGS
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2013	2012	2013	2012
Interest expense	$33,888	$32,194	$100,809	$94,460
Cash interest paid	66,658	43,576	130,199	114,090
Debt issuance cost amortization(1)	1,353	1,274	4,012	3,697

(1)	Amortization of debt issuance cost is included in interest expense.

Revolving Credit Facilities.  Verso Holdings' $150.0 million asset-based loan facility, or "ABL Facility," had $22.5 million outstanding, $42.3 million in letters of credit issued, and $78.8 million available for future borrowing as of September 30, 2013.  Verso Holdings' $50.0 million cash-flow facility, or "Cash Flow Facility," had no outstanding balance, no letters of credit issued, and $50.0 million available for future borrowing as of September 30, 2013.  The indebtedness under the revolving credit facilities bears interest at a floating rate based on a margin over a base rate or eurocurrency rate.  As of September 30, 2013, the weighted-average interest rate on outstanding advances was 2.88%.  Verso Holdings is required to pay a commitment fee to the lenders in respect of the unutilized commitments under the revolving credit facilities and other customary fees.  The indebtedness under the ABL Facility and related guarantees are secured by first-priority security interests, subject to permitted liens, in substantially all of Verso Holdings’, Verso Finance’s, and the subsidiary guarantors’ inventory and accounts receivable, or “ABL Priority Collateral,” and second-priority security interests, subject to permitted liens, in substantially all of their other assets, or “Notes Priority Collateral.”  The indebtedness under the Cash Flow Facility and related guarantees are secured, pari passu with the 11.75% Senior Secured Notes due 2019 and related guarantees, by first-priority security interests in the Notes Priority Collateral and second-priority security interests in the ABL Priority Collateral.  The revolving credit facilities will mature on May 4, 2017, unless, on any of the dates that is 91 days prior to the earliest scheduled maturity of any of the Second Priority Senior Secured Floating Rate Notes due 2014, or the 11.38% Senior Subordinated Notes, an aggregate principal amount in excess of $100.0 million of indebtedness under such existing second-lien notes, or subordinated notes, as applicable, is outstanding, in which case the revolving credit facilities will mature on such earlier date.

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

Verso Holdings issued the notes pursuant to two separate exchange offers whereby it issued a total of $271.6 million aggregate principal amount of the notes and paid a total of $22.3 million in cash in exchange for $166.9 million aggregate principal amount of its Second Priority Senior Secured Floating Rate Notes due 2014 and for $157.5 million aggregate principal amount of the 11.38% Senior Subordinated Notes due 2016. Verso Holdings recognized a total gain of $26.3 million, net of the write-off of unamortized debt issuance costs, from the exchanges, which is included in Other loss (income), net on our accompanying condensed consolidated statements of operations. Following the exchanges, $13.3 million aggregate principal amount of the Second Priority Senior Secured Floating Rate Notes and $142.5 million aggregate principal amount of the 11.38% Senior Subordinated Notes remain outstanding. As of September 30, 2013, the balance of the Second Priority Senior Secured Floating Rate Notes is included in Current maturities of long-term debt on the accompanying condensed consolidated balance sheet.

As of September 30, 2013, we were in compliance with the covenants in our debt agreements.

7.  RETIREMENT PLANS

We maintain defined benefit pension plans that provide retirement benefits for certain current hourly employees at the Androscoggin and Bucksport mills, and former hourly employees of the Sartell mill. The pension plans provide defined benefits based on years of credited service times a specified flat dollar benefit rate.

The following table summarizes the components of net periodic benefit cost for each of the three-month and nine-month periods ended September 30, 2013 and 2012:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2013	2012	2013	2012
Components of net periodic benefit cost:
Service cost	$1,653	$1,771	$4,960	$5,312
Interest cost	778	719	2,336	2,157
Expected return on plan assets	(825)	(697)	(2,477)	(2,093)
Amortization of actuarial loss	408	368	1,223	1,106
Amortization of prior service cost	162	196	488	588
Curtailment	—	572	—	572
Net periodic benefit cost	$2,176	$2,929	$6,530	$7,642

The estimated net actuarial loss and prior service cost that are amortized from Accumulated other comprehensive loss and into net periodic pension cost are classified into Cost of products sold on our accompanying condensed consolidated statement of operations. The third quarter 2012 curtailment loss, representing amortization of prior service costs, was recognized in Restructuring charges in the accompanying condensed consolidated statements of operations.

We make contributions that are sufficient to fully fund our actuarially determined costs, generally equal to the minimum amounts required by the Employee Retirement Income Security Act, or “ERISA.”  In 2012, legislation titled Moving Ahead for Progress in the 21st Century, or “MAP-21,” was enacted and had the effect of spreading the expected funding requirements over a longer period of time.  After the enactment of MAP-21, our required contribution to the pension plan during 2013, other than as disclosed in Note 11, is $0.4 million for the 2012 plan year and $0 for the 2013 plan year. As such, we made contributions of $0.4 million to the pension plans for the three-month and nine-month periods ended September 30, 2013, compared to $6.7 million and $10.7 million, respectively for the three-month and nine-month periods ended September 30, 2012.

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

The following table presents information about the volume and fair value amounts of our derivative instruments:

	September 30, 2013		December 31, 2012
		Fair Value Assets/(Liabilities)		Fair Value Assets/(Liabilities)
(Dollars in thousands)	MMBtu's		MMBtu's
Derivative contracts not currently designated as hedging instruments
Fixed price energy swaps
Notional amount	6,542,771		6,194,726
Prepaid expenses and other assets		$2,209		$20
Intangibles and other assets, net		—		29
Accrued liabilities		(3,820)		(3,909)
Other liabilities		(300)		(225)

The following tables present information about the effect of our derivative instruments on Accumulated other comprehensive loss and the consolidated statements of operations:

	Loss Reclassified from Accumulated OCI (1)		Gain Recognized on Derivatives (1)
	Three Months Ended September 30,
(Dollars in thousands)	2013	2012	2013	2012
Derivative contracts not currently designated as hedging instruments
Fixed price energy swaps	$(64)	$(409)	$869	$1,205

(1)	Loss reclassified from Accumulated OCI to earnings and gain (loss) recognized on derivatives is included in Cost of products sold.

	Loss Recognized in Accumulated OCI		Loss Reclassified from Accumulated OCI (1)		Loss Recognized on Derivatives (1)
	Nine Months Ended September 30,
(Dollars in thousands)	2013	2012	2013	2012	2013	2012
Derivative contracts designated as hedging instruments
Fixed price energy swaps	$—	$(1,365)	$—	$(283)	$—	$(50)
Derivative contracts not currently designated as hedging instruments
Fixed price energy swaps			$(309)	$(5,281)	$(749)	$(1,112)

(1)	Loss reclassified from Accumulated OCI to earnings and gain (loss) recognized on derivatives is included in Cost of products sold.

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

▪ Level 3:	Unobservable inputs reflecting management's own assumption about the inputs used in pricing the asset or liability at the measurement date.

The following table summarizes the balances of assets and liabilities measured at fair value on a recurring basis:

(Dollars in thousands)	Total	Level 1	Level 2	Level 3
September 30, 2013
Assets:
Deferred compensation assets	$3,243	$3,243	$—	$—
Commodity swaps	2,209	—	2,209	—
Liabilities:
Commodity swaps	$4,120	$—	$4,120	$—
Deferred compensation liabilities	3,243	3,243	—	—
December 31, 2012
Assets:
Deferred compensation assets	$3,396	$3,396	$—	$—
Commodity swaps	49	—	49	—
Liabilities:
Commodity swaps	$4,134	$—	$4,134	$—
Deferred compensation liabilities	3,396	3,396	—	—
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

Distributions to Verso Finance — On January 31, 2013, Verso Holdings exchanged $85.8 million of the outstanding principal and accrued interest on the Senior Unsecured Term Loans for $72.9 million of 11.75% Senior Secured Notes due 2019. The principal and interest of the Senior Unsecured Term Loans remaining after the exchange was funded through cash payments by Verso Holdings. These transactions are reflected as a $94.9 million Return of capital in Verso Holdings' statement of member's equity.

Verso Quinnesec Renewable Energy Project — On December 29, 2010, Verso Quinnesec REP LLC, an indirect, wholly-owned subsidiary of Verso Holdings, entered into a financing transaction with Chase NMTC Verso Investment Fund, LLC, or the “Investment Fund,” a consolidated variable interest entity (see Note 12 – New Market Tax Credit Entities).  Under this arrangement, Verso Holdings loaned $23.3 million to Verso Finance at an interest rate of 6.5% per year and with a maturity of December 29, 2040, and Verso Finance, in turn, loaned the funds on similar terms to the Investment Fund.  The Investment Fund then contributed the loan proceeds to certain community development entities, which, in turn, loaned the funds on similar terms to Verso Quinnesec REP LLC as partial financing for the renewable energy project at our mill in Quinnesec,

Michigan.  As of both September 30, 2013, and December 31, 2012, Verso Holdings had a $23.3 million long-term receivable due from Verso Finance, representing these funds and accrued interest receivable of $0.1 million, while the Investment Fund had an outstanding loan of $23.3 million due to Verso Finance and accrued interest payable of $0.1 million.  In addition, for the three-month and nine-month periods ended September 30, 2013 and 2012, Verso Holdings recognized interest income from Verso Finance of $0.3 million and $1.1 million, respectively and the Investment Fund recognized interest expense to Verso Finance of $0.3 million and $1.1 million, respectively.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2013	2012	2013	2012	Cumulative Incurred
Property and equipment	$—	$66,760	$—	$66,760	$73,589
Severance and benefit costs	37	16,209	688	16,274	35,065
Write-off of spare parts and inventory	—	5,558	—	5,330	9,212
Trademark impairment	—	3,358	—	3,358	3,693
Write-off of purchase obligations and commitments	—	2,439	(594)	2,439	1,826
Other miscellaneous costs	108	2,694	1,233	2,836	4,810
Total restructuring costs	$145	$97,018	$1,327	$96,997	$128,195

The following details the changes in our associated restructuring reserve liabilities during the nine months ended September 30, 2013 which is included in Accrued liabilities on our consolidated balance sheets:

(Dollars in thousands)	September 30, 2013
Beginning balance of reserve	$5,098
Severance and benefit costs	196
Severance and benefit payments	(3,678)
Payments on purchase obligations	(540)
Severance and benefit reserve adjustments	(461)
Purchase obligation reserve adjustments	(594)
Ending balance of reserve	$21

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

The following table summarizes the impact of the VIE consolidated by Verso Holdings as of September 30, 2013, and December 31, 2012:

	VERSO PAPER		VERSO HOLDINGS
	September 30,	December 31,	September 30,	December 31,
(Dollars in thousands)	2013	2012	2013	2012
Current assets	$15	$24	$15	$24
Non-current assets	85	85	23,390	23,390
Total assets	$100	$109	$23,405	$23,414
Current liabilities	15	23	141	149
Long-term debt	—	—	23,305	23,305
Other non-current liabilities	7,923	7,923	7,923	7,923
Total liabilities	$7,938	$7,946	$31,369	$31,377
Amounts presented in the condensed consolidated balance sheets and the table above are adjusted for intercompany eliminations.

13. COMMITMENTS AND CONTINGENCIES

Bucksport Energy LLC — At our mill in Bucksport, Maine, we have a joint ownership interest with Bucksport Energy LLC, an unrelated third party, in a cogeneration power plant producing steam and electricity that was built in 2000.  Each co-owner owns an undivided proportional share of the plant’s assets, and we account for this investment under the proportional consolidation method.  We own 28% of the steam and electricity produced by the plant.  We may purchase our remaining electrical needs from the plant at market rates.  We are obligated to purchase the remaining 72% of the steam output from the plant at fuel cost plus a contractually fixed fee per unit of steam.  Power generation and operating expenses are divided on the same basis as ownership.  As of September 30, 2013, we had $2.1 million of restricted cash which may be used only to fund the ongoing energy operations of this investment included in Intangibles and other assets in the accompanying condensed consolidated balance sheets.

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

The following table summarizes the industry segment data for the three-month and nine-month periods ended September 30, 2013 and 2012:

	VERSO PAPER
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2013	2012	2013	2012
Net Sales:
Coated papers	$292,814	$300,939	$796,367	$889,121
Hardwood market pulp	40,166	35,035	115,545	104,168
Other	41,896	37,030	126,569	120,272
Total	$374,876	$373,004	$1,038,481	$1,113,561
Operating Income (Loss):
Coated papers (1)	$19,557	$(72,654)	$5,259	$(87,805)
Hardwood market pulp	7,322	3,860	13,918	8,112
Other	(2,227)	(2,690)	(4,141)	(13,626)
Total	$24,652	$(71,484)	$15,036	$(93,319)
Depreciation, Amortization, and Depletion:
Coated papers	$19,921	$21,220	$59,044	$70,065
Hardwood market pulp	4,343	4,725	13,181	13,523
Other	2,069	2,193	6,395	7,750
Total	$26,333	$28,138	$78,620	$91,338
Capital Spending:
Coated papers	$11,290	$20,612	$23,360	$47,911
Hardwood market pulp (2)	1,513	(5,421)	2,216	(3,209)
Other	107	488	1,127	2,049
Total	$12,910	$15,679	$26,703	$46,751
(1) Included here is the effect of $97.0 million in Restructuring charges recognized in the third quarter of 2012, which is entirely attributable to the coated papers segment.
(2) Included here is the effect, attributable to the pulp segment, of a $14.7 million cash inflow received in the third quarter of 2012 from governmental grants associated with a renewable energy project at our mill in Quinnesec, Michigan, due to spending in 2011.

	VERSO HOLDINGS
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2013	2012	2013	2012
Net Sales:
Coated papers	$292,814	$300,939	$796,367	$889,121
Hardwood market pulp	40,166	35,035	115,545	104,168
Other	41,896	37,030	126,569	120,272
Total	$374,876	$373,004	$1,038,481	$1,113,561
Operating Income (Loss):
Coated papers (1)	$19,557	$(72,654)	$5,259	$(87,754)
Hardwood market pulp	7,322	3,860	13,918	8,112
Other	(2,227)	(2,690)	(4,141)	(13,626)
Total	$24,652	$(71,484)	$15,036	$(93,268)
Depreciation, Amortization, and Depletion:
Coated papers	$19,921	$21,220	$59,044	$70,065
Hardwood market pulp	4,343	4,725	13,181	13,523
Other	2,069	2,193	6,395	7,750
Total	$26,333	$28,138	$78,620	$91,338
Capital Spending:
Coated papers	$11,290	$20,612	$23,360	$47,911
Hardwood market pulp (2)	1,513	(5,421)	2,216	(3,209)
Other	107	488	1,127	2,049
Total	$12,910	$15,679	$26,703	$46,751
(1) Included here is the effect of $97.0 million in Restructuring charges recognized in the third quarter of 2012, which is entirely attributable to the coated papers segment.
(2) Included here is the effect, attributable to the pulp segment, of a $14.7 million cash inflow received in the third quarter of 2012 from governmental grants associated with a renewable energy project at our mill in Quinnesec, Michigan, due to spending in 2011.

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

Verso Paper Holdings LLC
Condensed Consolidating Balance Sheet
September 30, 2013

	Parent	Subsidiary	Guarantor	Non- Guarantor	Non- Guarantor
(Dollars in thousands)	Issuer	Issuer	Subsidiaries	Subsidiary	Affiliate	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$—	$—	$9,187	$—	$10	$—	$9,197
Accounts receivable, net	—	—	107,991	—	—	—	107,991
Inventories	—	—	138,430	—	—	—	138,430
Assets held for sale	—	—	50	—	—	—	50
Prepaid expenses and other assets	—	—	9,685	—	5	—	9,690
Current assets	—	—	265,343	—	15	—	265,358
Property, plant, and equipment, net	—	—	722,771	19,439	—	(288)	741,922
Intercompany/affiliate receivable	1,326,512	—	1,363	—	31,153	(1,359,028)	—
Investment in subsidiaries	(432,151)	—	(11,895)	—	—	444,046	—
Intangibles and other assets, net(1)	—	—	109,189	1,182	85	—	110,456
Total assets	$894,361	$—	$1,086,771	$20,621	$31,253	$(915,270)	$1,117,736
LIABILITIES AND MEMBER'S EQUITY
Accounts payable	$—	$—	$82,752	$7	$15	$(7)	$82,767
Accrued liabilities	25,885	—	58,394	—	126	—	84,405
Current maturities of long-term debt	13,310	—	—	—	—	—	13,310
Current liabilities	39,195	—	141,146	7	141	(7)	180,482
Intercompany/affiliate payable	—	—	1,326,512	32,509	—	(1,359,021)	—
Long-term debt(2)	1,257,969	—	—	—	23,305	—	1,281,274
Other liabilities	—	—	50,860	—	8,073	(150)	58,783
Member's (deficit) equity	(402,803)	—	(431,747)	(11,895)	(266)	443,908	(402,803)
Total liabilities and equity	$894,361	$—	$1,086,771	$20,621	$31,253	$(915,270)	$1,117,736

(1)	Intangibles and other assets, net of Guarantor Subsidiaries include $23.3 million of a long-term note receivable from Verso Finance.

(2)	Long-term debt of Non-Guarantor Affiliate is payable to Verso Finance.

Verso Paper Holdings LLC
Condensed Consolidating Balance Sheet
December 31, 2012

	Parent	Subsidiary	Guarantor	Non- Guarantor	Non- Guarantor
(Dollars in thousands)	Issuer	Issuer	Subsidiaries	Subsidiary	Affiliate	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$—	$—	$61,453	$—	$17	$—	$61,470
Accounts receivable, net	—	—	101,014	—	—	—	101,014
Inventories	—	—	131,467	—	—	—	131,467
Assets held for sale	—	—	24,867	—	—	—	24,867
Prepaid expenses and other assets	—	—	3,989	—	7	—	3,996
Current assets	—	—	322,790	—	24	—	322,814
Property, plant, and equipment, net	—	—	773,074	20,246	—	(289)	793,031
Intercompany/affiliate receivable	1,251,788	—	1,401	—	31,153	(1,284,342)	—
Investment in subsidiaries	(253,714)	—	(11,183)	—	—	264,897	—
Intangibles and other assets, net(1)	—	—	115,222	1,125	85	—	116,432
Total assets	$998,074	$—	$1,201,304	$21,371	$31,262	$(1,019,734)	$1,232,277
LIABILITIES AND MEMBER'S EQUITY
Accounts payable	$—	$—	$92,056	$7	$23	$(7)	$92,079
Accrued liabilities	54,926	—	64,069	—	126	—	119,121
Liabilities related to assets held for sale	—	—	176	—	—	—	176
Current liabilities	54,926	—	156,301	7	149	(7)	211,376
Intercompany/affiliate payable	—	—	1,251,788	32,547	—	(1,284,335)	—
Long-term debt(2)	1,163,747	—	—	—	23,305	—	1,187,052
Other liabilities	—	—	46,525	—	8,032	(109)	54,448
Member's (deficit) equity	(220,599)	—	(253,310)	(11,183)	(224)	264,717	(220,599)
Total liabilities and equity	$998,074	$—	$1,201,304	$21,371	$31,262	$(1,019,734)	$1,232,277

(1)	Intangibles and other assets, net of Guarantor Subsidiaries include $23.3 million of a long-term note receivable from Verso Finance.

(2)	Long-term debt of Non-Guarantor Affiliate is payable to Verso Finance.

Verso Paper Holdings LLC
Condensed Consolidating Statements of Operations and Comprehensive Income
Three Months Ended September 30, 2013

	Parent	Subsidiary	Guarantor	Non- Guarantor	Non- Guarantor
(Dollars in thousands)	Issuer	Issuer	Subsidiaries	Subsidiary	Affiliate	Eliminations	Consolidated
Net sales	$—	$—	$374,876	$—	$—	$—	$374,876
Cost of products sold (exclusive of depreciation, amortization, and depletion)	—	—	305,718	—	—	—	305,718
Depreciation, amortization, and depletion	—	—	26,064	269	13	(13)	26,333
Selling, general, and administrative expenses	—	—	18,453	(433)	8	—	18,028
Restructuring charges	—	—	145	—	—	—	145
Interest income	(34,843)	—	(384)	—	(387)	35,230	(384)
Interest expense	34,843	—	34,335	394	379	(35,230)	34,721
Other loss, net	70	—	—	—	—	—	70
Equity in net loss of subsidiaries	(9,685)	—	—	—	—	9,685	—
Net loss	$(9,755)	$—	$(9,455)	$(230)	$(13)	$9,698	$(9,755)
Other comprehensive income	634	—	634	—	—	(634)	634
Comprehensive loss	$(9,121)	$—	$(8,821)	$(230)	$(13)	$9,064	$(9,121)

Verso Paper Holdings LLC
Condensed Consolidating Statements of Operations and Comprehensive Income
Nine Months Ended September 30, 2013

	Parent	Subsidiary	Guarantor	Non- Guarantor	Non- Guarantor
(Dollars in thousands)	Issuer	Issuer	Subsidiaries	Subsidiary	Affiliate	Eliminations	Consolidated
Net sales	$—	$—	$1,038,481	$—	$—	$—	$1,038,481
Cost of products sold (exclusive of depreciation, amortization, and depletion)	—	—	891,465	—	—	—	891,465
Depreciation, amortization, and depletion	—	—	77,814	806	41	(41)	78,620
Selling, general, and administrative expenses	—	—	57,254	(1,274)	24	—	56,004
Restructuring charges	—	—	1,327	—	—	—	1,327
Other operating income	—	—	(3,971)	—	—	—	(3,971)
Interest income	(103,628)	—	(1,156)	—	(1,160)	104,788	(1,156)
Interest expense	103,628	—	102,822	1,181	1,136	(104,788)	103,979
Other loss, net	2,776	—	—	—	—	—	2,776
Equity in net loss of subsidiaries	(87,787)	—	—	—	—	87,787	—
Net loss	$(90,563)	$—	$(87,074)	$(713)	$(41)	$87,828	$(90,563)
Other comprehensive income	2,020	—	2,020	—	—	(2,020)	2,020
Comprehensive loss	$(88,543)	$—	$(85,054)	$(713)	$(41)	$85,808	$(88,543)

Verso Paper Holdings LLC
Condensed Consolidating Statements of Operations and Comprehensive Income
Three Months Ended September 30, 2012

	Parent	Subsidiary	Guarantor	Non- Guarantor	Non- Guarantor
(Dollars in thousands)	Issuer	Issuer	Subsidiaries	Subsidiary	Affiliate	Eliminations	Consolidated
Net sales	$—	$—	$373,004	$—	$—	$—	$373,004
Cost of products sold (exclusive of depreciation, amortization, and depletion)	—	—	301,833	—	—	—	301,833
Depreciation, amortization, and depletion	—	—	27,869	269	14	(14)	28,138
Selling, general, and administrative expenses	—	—	17,925	(433)	7	—	17,499
Restructuring charges	—	—	97,018	—	—	—	97,018
Interest income	(33,050)	—	(381)	—	(387)	33,437	(381)
Interest expense	33,050	—	31,657	394	379	(33,437)	32,043
Other income, net	—	—	(21)	—	—	—	(21)
Equity in net loss of subsidiaries	(103,125)	—	—	—	—	103,125	—
Net loss	$(103,125)	$—	$(102,896)	$(230)	$(13)	$103,139	$(103,125)
Other comprehensive income	1,514	—	1,514	—	—	(1,514)	1,514
Comprehensive loss	$(101,611)	$—	$(101,382)	$(230)	$(13)	$101,625	$(101,611)

Verso Paper Holdings LLC
Condensed Consolidating Statements of Operations and Comprehensive Income
Nine Months Ended September 30, 2012

	Parent	Subsidiary	Guarantor	Non- Guarantor	Non- Guarantor
(Dollars in thousands)	Issuer	Issuer	Subsidiaries	Subsidiary	Affiliate	Eliminations	Consolidated
Net sales	$—	$—	$1,113,561	$—	$—	$—	$1,113,561
Cost of products sold (exclusive of depreciation, amortization, and depletion)	—	—	962,298	—	—	—	962,298
Depreciation, amortization, and depletion	—	—	90,442	896	41	(41)	91,338
Selling, general, and administrative expenses	—	—	57,446	(1,274)	24	—	56,196
Restructuring charges	—	—	96,997	—	—	—	96,997
Interest income	(96,936)	—	(1,143)	—	(1,160)	98,096	(1,143)
Interest expense	96,936	—	93,796	1,181	1,136	(98,096)	94,953
Other loss (income), net	8,244	—	(772)	—	—	—	7,472
Equity in net loss of subsidiaries	(186,306)	—	—	—	—	186,306	—
Net loss	$(194,550)	$—	$(185,503)	$(803)	$(41)	$186,347	$(194,550)
Other comprehensive income	6,552	—	6,552	—	—	(6,552)	6,552
Comprehensive loss	$(187,998)	$—	$(178,951)	$(803)	$(41)	$179,795	$(187,998)

Verso Paper Holdings LLC
Condensed Consolidating Statements of Cash Flows
Nine Months Ended September 30, 2013

				Non-	Non-
	Parent	Subsidiary	Guarantor	Guarantor	Guarantor
(Dollars in thousands)	Issuer	Issuer	Subsidiaries	Subsidiary	Affiliate	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$—	$—	$(66,473)	$78	$(7)	$—	$(66,402)
Cash flows from investing activities:
Proceeds from sale of assets	—	—	28,357	—	—	—	28,357
Transfers to restricted cash	—	—	(941)	(78)	—	—	(1,019)
Return of investment in subsidiaries	133	—	(133)	—	—	—	—
Capital expenditures	—	—	(26,703)	—	—	—	(26,703)
Net cash provided by (used in) investing activities	133	—	580	(78)	—	—	635
Cash flows from financing activities:
Borrowings on revolving credit facilities	127,500	—	—	—	—	—	127,500
Payments on revolving credit facilities	(105,000)	—	—	—	—	—	(105,000)
Return of capital	(8,653)	—	—	—	—	—	(8,653)
Debt issuance costs	(220)	—	—	—	—	—	(220)
Cash distributions	(133)	—	—	—	—	—	(133)
Repayment of advances to subsidiaries	8,653	—	(8,653)	—	—	—	—
Advances to subsidiaries	(22,280)	—	22,280	—	—	—	—
Net cash (used in) provided by financing activities	(133)	—	13,627	—	—	—	13,494
Change in cash and cash equivalents	—	—	(52,266)	—	(7)	—	(52,273)
Cash and cash equivalents at beginning of period	—	—	61,453	—	17	—	61,470
Cash and cash equivalents at end of period	$—	$—	$9,187	$—	$10	$—	$9,197

Verso Paper Holdings LLC
Condensed Consolidating Statements of Cash Flows
Nine Months Ended September 30, 2012

				Non-	Non-
	Parent	Subsidiary	Guarantor	Guarantor	Guarantor
(Dollars in thousands)	Issuer	Issuer	Subsidiaries	Subsidiary	Affiliate	Eliminations	Consolidated
Net cash used in operating activities	$—	$—	$(28,216)	$(8,673)	$(56)	$—	$(36,945)
Cash flows from investing activities:
Proceeds from sale of assets	—	—	1,562	—	—	—	1,562
Transfers from (to) restricted cash	—	—	591	(2)	—	—	589
Return of investment in subsidiaries	63	—	(63)	—	—	—	—
Capital expenditures	—	—	(55,426)	8,675	—	—	(46,751)
Net cash provided by (used in) investing activities	63	—	(53,336)	8,673	—	—	(44,600)
Cash flows from financing activities:
Borrowings on revolving credit facilities	107,500	—	—	—	—	—	107,500
Payments on revolving credit facilities	(72,500)	—	—	—	—	—	(72,500)
Proceeds from long-term debt	341,191	—	—	—	—	—	341,191
Repayments of long-term debt	(354,984)	—	—	—	—	—	(354,984)
Debt issuance costs	(24,265)	—	—	—	—	—	(24,265)
Cash distributions	(63)	—	—	—	—	—	(63)
Repayment of advances to subsidiaries	354,984	—	(354,984)	—	—	—	—
Advances to subsidiaries	(351,926)	—	351,926	—	—	—	—
Net cash used in financing activities	(63)	—	(3,058)	—	—	—	(3,121)
Change in cash and cash equivalents	—	—	(84,610)	—	(56)	—	(84,666)
Cash and cash equivalents at beginning of period	—	—	94,722	—	73	—	94,795
Cash and cash equivalents at end of period	$—	$—	$10,112	$—	$17	$—	$10,129

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

Financial Summary

Our net sales for the third quarter of 2013 increased $1.9 million, or 0.5%, compared to the third quarter of 2012, reflecting a 0.9% increase in sales price partially offset by a 0.4% decline in total sales volume. Prices for our pulp and other segments were higher while coated prices declined slightly. Our input prices have increased slightly resulting in a decline in gross margin from 19.1% for the third quarter of 2012 to 18.4% for the third quarter of 2013.

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

VERSO PAPER CORP.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2013	2012	2013	2012
Net sales	$374,876	$373,004	$1,038,481	$1,113,561
Costs and expenses:
Cost of products sold - (exclusive of depreciation, amortization, and depletion)	305,718	301,833	891,465	962,298
Depreciation, amortization, and depletion	26,333	28,138	78,620	91,338
Selling, general, and administrative expenses	18,028	17,499	56,004	56,247
Restructuring charges	145	97,018	1,327	96,997
Total operating expenses	350,224	444,488	1,027,416	1,206,880
Other operating income	—	—	(3,971)	—
Operating income (loss)	24,652	(71,484)	15,036	(93,319)
Interest income	(6)	(3)	(20)	(7)
Interest expense	34,360	33,284	103,460	98,631
Other loss (income), net	70	(21)	2,776	7,472
Loss before income taxes	(9,772)	(104,744)	(91,180)	(199,415)
Income tax expense (benefit)	11	(45)	20	(105)
Net loss	$(9,783)	$(104,699)	$(91,200)	$(199,310)

VERSO PAPER HOLDINGS LLC

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2013	2012	2013	2012
Net sales	$374,876	$373,004	$1,038,481	$1,113,561
Costs and expenses:
Cost of products sold - (exclusive of depreciation, amortization, and depletion)	305,718	301,833	891,465	962,298
Depreciation, amortization, and depletion	26,333	28,138	78,620	91,338
Selling, general, and administrative expenses	18,028	17,499	56,004	56,196
Restructuring charges	145	97,018	1,327	96,997
Total operating expenses	350,224	444,488	1,027,416	1,206,829
Other operating income	—	—	(3,971)	—
Operating income (loss)	24,652	(71,484)	15,036	(93,268)
Interest income	(384)	(381)	(1,156)	(1,143)
Interest expense	34,721	32,043	103,979	94,953
Other loss (income), net	70	(21)	2,776	7,472
Net loss	$(9,755)	$(103,125)	$(90,563)	$(194,550)

Third Quarter of 2013 Compared to Third Quarter of 2012

Net Sales.  Net sales for the third quarter of 2013 increased 0.5% to $374.9 million from $373.0 million in the third quarter of 2012, reflecting a 0.9% increase in average sales price partially offset by a 0.4% decline in total sales volume.

Net sales for our coated papers segment decreased 2.7% in the third quarter of 2013 to $292.8 million from $300.9 million for the same period in 2012, due to a 1.4% decrease in paper sales volume and a 1.3% decline in average sales price per ton.

Net sales for our market pulp segment increased 14.6% in the third quarter of 2013 to $40.1 million from $35.1 million for the same period in 2012.  The sales volume declined 1.0% while the average sales price per ton increased 15.8% compared to the third quarter of 2012.

Net sales for our other segment increased 13.1% to $42.0 million in third quarter of 2013 from $37.0 million in the third quarter of 2012.  This increase was driven by an 8.7% increase in sales volume and a 4.1% increase in average sales price per ton.

Cost of sales.  Cost of sales, including depreciation, amortization, and depletion, was $332.1 million in the third quarter of 2013 compared to $330.0 million in 2012, reflecting slightly higher input prices.  Our gross margin, excluding depreciation, amortization, and depletion, was 18.4% for the third quarter of 2013 compared to 19.1% for the third quarter of 2012. Depreciation, amortization, and depletion expenses were $26.3 million for the third quarter of 2013 compared to $28.1 million for the third quarter of 2012.

Selling, general, and administrative.  Selling, general, and administrative expenses were $18.0 million in the third quarter of 2013 compared to $17.5 million for the third quarter of 2012.

Restructuring charges.  Restructuring charges for the third quarter of 2012 were $97.0 million, and consisted primarily of fixed asset and other impairment charges of $75.8 million and severance and benefit costs of $16.3 million related to the closure of the Sartell mill.

Interest expense.  Verso Paper’s interest expense for the third quarter of 2013 was $34.4 million compared to $33.2 million for the same period in 2012.  Verso Holdings’ interest expense was $34.7 million for the third quarter of 2013 compared to $32.0 million for the same period in 2012.

First Nine Months of 2013 Compared to First Nine Months of 2012

Net Sales.  Net sales for the nine months ended September 30, 2013, decreased 6.7% to $1,038.5 million from $1,113.6 million in the nine months ended September 30, 2012, due to a 7.3% decline in total sales volume, which was driven by the closure of the Sartell mill in the third quarter of 2012. The decline in volume was partially offset by a 0.7% increase in average sales price per ton compared to the same period last year.

Net sales for our coated papers segment decreased 10.4% for the nine months ended September 30, 2013 to $796.4 million from $889.1 million for the same period in 2012, due to a 9.7% decline in paper sales volume, which was driven by the closure of the Sartell mill.  The average sales price per ton of coated paper decreased 0.8% compared to the same period last year.

Net sales for our market pulp segment increased 10.9% for the nine months ended September 30, 2013 to $115.5 million from $104.2 million for the same period in 2012.  The sales volume increased 1.9% while the average sales price per ton increased 8.9% compared to the nine months ended September 30, 2012.

Net sales for our other segment increased 5.2% to $126.6 million in the nine months ended September 30, 2013 from $120.3 million in the nine months ended September 30, 2012.  This increase was driven by an 8.2% increase in sales price partially offset by a 2.7% decline in sales volume.

Cost of sales.  Cost of sales, including depreciation, amortization, and depletion, was $970.1 million in the nine months ended September 30, 2013 compared to $1,053.7 million in 2012, reflecting the closure of the Sartell mill in the third quarter of 2012.  Our gross margin, excluding depreciation, amortization, and depletion, was 14.2% for the nine months ended September 30, 2013 compared to 13.6% for the nine months ended September 30, 2012, reflecting higher average sales prices in 2013. Depreciation, amortization, and depletion expenses were $78.6 million for the nine months ended September 30, 2013 compared to $91.3 million for the nine months ended September 30, 2012.

Selling, general, and administrative.  Selling, general, and administrative expenses were $56.0 million in the nine months ended September 30, 2013 compared to $56.2 million in 2012.

Restructuring charges.  Restructuring charges for the nine months ended September 30, 2013 were $1.3 million, and consisted primarily of facility operations and personnel costs for the Sartell mill site through the date of sale. Restructuring charges for the nine months ended September 30, 2012 were $97.0 million, and consisted primarily of fixed asset and other impairment charges of $75.8 million and severance and benefit costs of $16.3 million related to the closure of the Sartell mill.

Other operating income.  Other operating income for the nine months ended September 30, 2013 was $4.0 million and consisted of the gain on the sales of our Sartell mill and Verso Fiber Farm LLC.

Interest expense.  Verso Paper’s interest expense for the nine months ended September 30, 2013 was $103.5 million compared to $98.6 million for the same period in 2012.  Verso Holdings’ interest expense was $104.0 million for the nine months ended September 30, 2013 compared to $94.9 million for the same period in 2012.

Other loss, net.  Other loss, net was $2.8 million for the nine months ended September 30, 2013 compared to $7.5 million in the nine months ended September 30, 2012, primarily attributable to losses related to debt refinancing.

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

	VERSO PAPER
	Nine Months	Year	Nine Months	Twelve Months
	Ended	Ended	Ended	Ended
	September 30,	December 31,	September 30,	September 30,
(Dollars in millions)	2012	2012	2013	2013
Cash flows from operating activities	$(37.0)	$12.0	$(66.7)	$(17.7)
Income tax expense	(0.1)	(1.4)	—	(1.3)
Amortization of debt issuance costs	(3.9)	(5.3)	(4.0)	(5.4)
Accretion of discount on long-term debt	(1.3)	(1.4)	(0.4)	(0.5)
Loss on early extinguishment of debt, net	(8.2)	(8.2)	—	—
Asset impairment	(75.7)	(77.4)	—	(1.7)
Equity award expense	(2.3)	(2.7)	(1.4)	(1.8)
Interest expense	98.6	135.5	103.5	140.4
Gain on disposal of assets	1.4	45.7	4.0	48.3
Other, net	1.4	5.0	0.2	3.8
Changes in assets and liabilities, net	17.6	(23.4)	55.7	14.7
EBITDA	(9.5)	78.4	90.9	178.8
Restructuring charges(1)	97.0	102.4	1.3	6.7
Gain on insurance settlement(2)	—	(52.6)	—	(52.6)
Loss on extinguishment of debt, net(3)	8.2	8.2	2.8	2.8
Hedge gains (4)	(3.6)	(3.7)	(1.8)	(1.9)
Equity award expense(5)	2.3	2.7	1.4	1.8
Other items, net(6)	4.6	4.7	(1.7)	(1.6)
Adjusted EBITDA before pro forma effects of profitability program	99.0	140.1	92.9	134.0

(1)	Represents costs primarily associated with the closure of the Sartell mill in 2012.

(2)	Represents gain on insurance settlement resulting from the fire at our Sartell mill in 2012.

(3)	Represents net losses related to debt refinancing.

(4)	Represents unrealized gains on energy-related derivative contracts.

(5)	Represents amortization of non-cash incentive compensation.

(6)	Represents miscellaneous non-cash and other earnings adjustments and includes the gain on sale of the Sartell mill and Fiber Farm in 2013.

	VERSO PAPER
	Nine Months	Year	Nine Months	Twelve Months
	Ended	Ended	Ended	Ended
	September 30,	December 31,	September 30,	September 30,
(Dollars in millions)	2012	2012	2013	2013
Net loss	$(199.3)	$(173.8)	$(91.2)	$(65.7)
Income tax benefit	(0.1)	(1.4)	—	(1.3)
Interest expense	98.6	135.4	103.5	140.3
Depreciation, amortization, and depletion	91.3	118.2	78.6	105.5
EBITDA	$(9.5)	$78.4	$90.9	178.8

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

Liquidity and Capital Resources

We rely primarily upon cash flow from operations and borrowings under our revolving credit facilities to finance operations, capital expenditures, and fluctuations in debt service requirements.  As of September 30, 2013, $128.8 million was available for future borrowing under our revolving credit facilities.  We believe that our ability to manage cash flow and working capital levels, particularly inventory and accounts payable, will allow us to meet our current and future obligations, pay scheduled principal and interest payments, and provide funds for working capital, capital expenditures, and other needs of the business for at least the next twelve months.  However, no assurance can be given that we will be able to generate sufficient cash flows from operations or that future borrowings will be available under our revolving credit facilities in an amount sufficient to fund our liquidity needs.  As we focus on managing our expenses and cash flows, we continue to assess and implement, as appropriate, various earnings enhancement and expense reduction initiatives.  Management has developed a company-wide cost reduction program and expects this program to yield an additional $21 million in cost reductions. Of the $21 million in cost reductions, $10 million are expected to be realized in 2013 and the remaining $11 million are expected to be realized in 2014. We continue to search for and develop additional cost savings measures.

Verso Paper’s and Verso Holdings’ cash flows from operating, investing and financing activities, as reflected in the accompanying condensed consolidated statements of cash flows, are summarized in the following table.

	VERSO PAPER		VERSO HOLDINGS
	Nine Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2013	2012	2013	2012
Net cash provided by (used in):
Operating activities	$(66,664)	$(36,996)	$(66,402)	$(36,945)
Investing activities	635	(44,600)	635	(44,600)
Financing activities	13,757	(3,089)	13,494	(3,121)
Net change in cash and cash equivalents	$(52,272)	$(84,685)	$(52,273)	$(84,666)

Operating activities.  In the first nine months of 2013, Verso Paper’s net cash used in operating activities of $66.7 million reflects a net loss of $91.2 million adjusted for non-cash depreciation, amortization, and accretion of $83.1 million and an increase in working capital of $63.3 million.  The change in working capital reflects seasonal increases in inventory and accounts receivable and a decrease in accounts payable and accrued liabilities related to the timing of interest payments as well as cash outflows for items included in the restructuring reserve at year-end.

In the first nine months of 2012, Verso Paper’s net cash used in operating activities of $37.0 million reflects a net loss of $199.3 million adjusted for non-cash depreciation, amortization, depletion and accretion and non-cash losses on early extinguishment of debt, trademarks, inventory, and fixed asset impairment of $180.5 million and an increase in working capital of $10.7 million. The change in working capital reflects decreases in accounts receivable, inventory, accounts payable, and accrued liabilities due in part to reduced scale of operations resulting from the closure of the Sartell mill in the third quarter of 2012 and improved market conditions for coated groundwood paper compared to 2011. Verso Holdings’ operating cash flows are the same as those of Verso Paper in all material respects.

Investing activities.  In the first nine months of 2013, Verso Paper’s net cash provided by investing activities of $0.6 million reflects proceeds from sale of Sartell and Fiber Farm of $28.3 million offset by capital expenditures of $26.7 million, net of $13.7 million received from governmental grants associated with a renewable energy project at our mill in Bucksport, Maine.  This compares to $44.6 million of net cash used in investing activities in the first nine months of 2012, which includes $46.8 million in capital expenditures, net of $14.7 million received from governmental grants associated with a renewable energy project at our mill in Quinnesec, Michigan. Verso Holdings’ investing cash flows are the same as those of Verso Paper.

Financing activities.  In the first nine months of 2013, Verso Paper’s net cash provided by financing activities was $13.8 million compared to net cash used in financing activities of $3.1 million in the first nine months of 2012. Cash provided by financing activities in the first nine months of 2013, includes $22.5 million of net borrowings on revolving credit facilities offset by payments on the Verso Finance Senior Unsecured Term Loans. Verso Holdings' distribution to Verso Finance for payment of the Senior Unsecured Term Loans is reflected as a return of capital in the Statement of Cash Flows.

In the first nine months of 2012, Verso Paper’s net cash used in financing activities was $3.1 million, including a total of $355.0 million in cash payments to repurchase and retire and to redeem a total of $315.0 million aggregate principal amount of our 11.5% Senior Secured Notes due 2014 and to exchange $166.9 million aggregate principal amount of our Second Priority Senior Secured Floating Rate Notes due 2014 along with $157.5 million aggregate principal amount of our Senior Subordinated Notes due 2016 for a total of $271.6 million aggregate principal amount of our 11.75% Secured Notes due 2019. Cash provided by financing activities included $35.0 million in net borrowings under our revolving credit facilities and $317.0 million in proceeds from the issuance of long-term debt after discount, underwriting fees and issuance costs, primarily related to the issuance of $345.0 million aggregate principal amount of our 11.75% Senior Secured Notes due 2019. Verso Holdings' financing cash flows are the same as those of Verso Paper in all material respects.

Revolving Credit Facilities.  In May 2012, Verso Holdings entered into revolving credit facilities consisting of a $150.0 million asset-based loan facility, or "ABL Facility," and a $50.0 million cash-flow facility, or "Cash Flow Facility." Verso Holdings' ABL Facility had $22.5 million outstanding, $42.3 million in letters of credit issued, and $78.8 million available for future borrowing as of September 30, 2013.  Verso Holdings' Cash Flow Facility had no outstanding balance, no letters of credit issued, and $50.0 million available for future borrowing as of September 30, 2013.  The indebtedness under the revolving credit facilities bears interest at a floating rate based on a margin over a base rate or eurocurrency rate.  As of September 30, 2013, the applicable margin for advances under the ABL Facility was 1.00% for base rate advances and 2.00% for LIBOR advances, and the applicable margin for advances under the Cash Flow Facility was 3.50% for base rate advances and 4.50% for LIBOR advances.  As of September 30, 2013, the weighted-average interest rate on outstanding advances was 2.88%.  Verso Holdings is required to pay a commitment fee to the lenders in respect of the unused commitments under the ABL Facility at an annual rate initially equal to 0.50% and thereafter either 0.375% or 0.50%, based on daily average utilization, and under the Cash Flow Facility at an annual rate of 0.625%.  The indebtedness under the revolving credit facilities is guaranteed jointly and severally by Verso Finance and each of Verso Holdings’ subsidiaries, subject to certain exceptions, and the indebtedness and guarantees are senior secured obligations of Verso Holdings and the guarantors, respectively.  The indebtedness under the ABL Facility and related guarantees are secured by first-priority security interests, subject to permitted liens, in substantially all of Verso Holdings’, Verso Finance’s, and the subsidiary guarantors’ inventory and accounts receivable, or “ABL Priority Collateral,” and second-priority security interests, subject to permitted liens, in substantially all of their other assets, or “Notes Priority Collateral.”  The indebtedness under the Cash Flow Facility and related guarantees are secured, pari passu with the 11.75% Senior Secured Notes due 2019 and related guarantees, by first-priority security interests in the Notes Priority Collateral and second-priority security interests in the ABL Priority Collateral.  The revolving facilities will mature on May 4, 2017, unless, on any of the dates that is 91 days prior to the earliest scheduled maturity of any of the Second Priority Senior Secured Floating Rate Notes due 2014, or the 11.38% Senior Subordinated Notes, an aggregate principal amount in excess of $100.0 million of indebtedness under such existing second-lien notes, subordinated notes, as applicable, is outstanding, in which case the revolving credit facilities will mature on such earlier date.

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

11.75% Senior Secured Notes due 2019.  In March 2012, Verso Holdings issued $345.0 million aggregate principal amount of 11.75% Senior Secured Notes due 2019.  Verso Holdings used $332.0 million of net proceeds from the notes issuance, after deducting the discount, underwriting fees and offering expenses, along with $0.6 million of available cash, to repurchase and retire $270.6 million and to redeem $44.4 million aggregate principal amount of its 11.5% Senior Secured Notes due 2014.  The notes bear interest, payable semi-annually, at the rate of 11.75% per year.  The notes are guaranteed jointly and severally by each of Verso Holdings’ subsidiaries, subject to certain exceptions, and the notes and guarantees are senior secured obligations of Verso Holdings and the guarantors, respectively.  The indebtedness under the notes and related guarantees are secured, pari passu with the Cash Flow Facility and related guarantees, by first-priority security interests in the Notes Priority Collateral and second-priority security interests in the ABL Priority Collateral.  The notes will mature on January 15, 2019; provided, however, that, if as of 45 days prior to the maturity dates of our 11.38% Senior Subordinated Notes due 2016, more than $100.0 million of such Senior Subordinated Notes remains outstanding, the notes will mature on that day.

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

Second Priority Senior Secured Floating Rate Notes due 2014.  In August 2006, Verso Holdings issued $250.0 million aggregate principal amount of Second Priority Senior Secured Floating Rate Notes due 2014.  Through March 31, 2012, Verso Holdings had repurchased and retired a total of $69.8 million aggregate principal amount of the notes.  In May 2012, Verso Holdings issued $166.9 million aggregate principal amount of 11.75% Secured Notes due 2019 and paid $5.0 million in cash in exchange for $166.9 million aggregate principal amount of the Second Priority Senior Secured Floating Rate Notes.  Following the exchange, $13.3 million aggregate principal amount of the Second Priority Senior Secured Floating Rate Notes remain outstanding.  The notes bear interest, payable quarterly, at a rate equal to LIBOR plus 3.75% per year.  As of September 30, 2013, the interest rate on the notes was 4.02% per year.  The notes are guaranteed jointly and severally by each of Verso Holdings’ subsidiaries, subject to certain exceptions.  The notes will mature on August 1, 2014. As of September 30, 2013, the balance of the Second Priority Senior Secured Floating Rate Notes is included in Current maturities of long-term debt on the accompanying condensed consolidated balance sheet.

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

Covenant Compliance

The credit agreements for our revolving credit facilities and the indentures governing our notes contain affirmative covenants as well as restrictive covenants that limit our ability to, among other things, incur additional indebtedness; pay dividends or make other distributions; repurchase or redeem our stock; make investments; sell assets, including capital stock of restricted subsidiaries; enter into agreements restricting our subsidiaries’ ability to pay dividends; consolidate, merge, sell or otherwise dispose of all or substantially all of our assets; enter into transactions with our affiliates; and incur liens.  These covenants can result in limiting our long-term growth prospects by hindering our ability to incur future indebtedness or grow through acquisitions.  The material covenants in the indentures that are impacted by the calculation of Adjusted EBITDA are those that govern the amount of indebtedness that Verso Holdings and its subsidiaries may incur, whether Verso Holdings may make certain dividends, distributions or payments on subordinated indebtedness, and whether Verso Holdings may merge with another company.  Although there are limited baskets for incurring indebtedness contained in the indentures, the primary means for incurring additional indebtedness under the Indentures is to have a pro forma Fixed Charge Coverage Ratio of at least 2.00 to 1.00 after the incurrence of such additional indebtedness.  This same test also applies to most dividends and other payments made in respect of Verso Holdings’ equity and subordinated indebtedness and also to whether Verso Holdings may merge with another company.  In the case of a merger, Verso Holdings may merge so long as either its Fixed Charge Coverage Ratio is at least 2.00 to 1.00 or that same ratio improves after giving pro forma effect to the merger.  If Verso Holdings were not able to meet the Fixed Charge Coverage Ratio requirement contained in these covenants, it would limit our long-term growth prospects, as it would severely hinder Verso Holdings’ ability to incur additional indebtedness for the purpose of completing acquisitions or capital improvement programs, among other things.  In addition, if the ratio test were not met, distributions by Verso Holdings to Verso Paper would also be severely restricted.   As of September 30, 2013, we were in compliance with the covenants in our debt agreements.

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

Goodwill and other intangible assets are accounted for in accordance with ASC Topic 350.  Intangible assets primarily consist of trademarks, customer-related intangible assets and patents obtained through business acquisitions.  We have identified the following trademarks as intangible assets with an indefinite life: Influence®, Liberty®, and Advocate®.  We assess indefinite-lived intangible assets at least annually for impairment or more frequently if events occur or circumstances change between annual tests that would more likely than not reduce the fair value of the reporting unit below its carrying amount.

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

We reach our end-users through several channels, including printers, brokers, paper merchants, and direct sales to end-users.  We sell and market our products to approximately 130 customers.  During the first nine months of the year, Quad/Graphics, Inc. accounted for approximately 12% of our total net sales.

Interest Rates

We have issued fixed- and floating-rate debt in order to manage our variability to cash flows from interest rates.  Borrowings under the revolving credit facilities and the Second Priority Senior Secured Floating Rate Notes due 2014 accrue interest at variable rates.  A 100 basis point increase in quoted interest rates on our outstanding floating-rate debt as of September 30, 2013, would increase annual interest expense by $0.4 million.  While we may enter into agreements limiting our exposure to higher interest rates, any such agreements may not offer complete protection from this risk.

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

We do not hedge the entire exposure of our operations from commodity price volatility for a variety of reasons.  To the extent that we do not hedge against commodity price volatility, our results of operations may be affected either favorably or unfavorably by a shift in the future price curve.  As of September 30, 2013, we had liabilities for net unrealized losses of $1.9 million on open commodity contracts with maturities of one to eighteen months.  These derivative instruments involve the exchange of net cash settlements, based on changes in the price of the underlying commodity index compared to the fixed price offering, at specified intervals without the exchange of any underlying principal.  A 10% decrease in commodity prices would have a negative impact of approximately $3.0 million on the fair value of such instruments.  This quantification of exposure to market risk does not take into account the offsetting impact of changes in prices on anticipated future energy purchases.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of Verso Paper’s disclosure controls and procedures as of September 30, 2013.  Based upon this evaluation, and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that Verso Paper’s disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2013.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of Verso Holdings’ disclosure controls and procedures as of September 30, 2013.  Based upon this evaluation, and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that Verso Holdings’ disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2013.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the fiscal quarter ended September 30, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.   MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.   OTHER INFORMATION

Not applicable.

Disclosure Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act
Apollo Global Management, LLC (“Apollo”) has provided notice to us that, as of October 24, 2013, certain investment funds managed by affiliates of Apollo beneficially owned approximately 22% of the limited liability company interests of CEVA Holdings, LLC (“CEVA”). Under the limited liability company agreement governing CEVA, certain investment funds managed by affiliates of Apollo hold a majority of the voting power of CEVA and have the right to elect a majority of the board of CEVA. CEVA may be deemed to be under common control with us, but this statement is not meant to be an admission that common control exists. As a result, it appears that we are required to provide disclosures as set forth below pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012 (“ITRA”) and Section 13(r) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).
Apollo has informed us that CEVA has provided it with the information below relevant to Section 13(r) of the Exchange Act. The disclosure below does not relate to any activities conducted by us and does not involve us or our management. The disclosure relates solely to activities conducted by CEVA and its consolidated subsidiaries. We have not independently verified or participated in the preparation of the disclosure below.
“Through an internal review of its global operations, CEVA has identified the following transactions in an Initial Notice of Voluntary Self-Disclosure that CEVA filed with the U.S. Treasury Department Office of Foreign Assets Control (“OFAC”) on October 28, 2013. CEVA’s review is ongoing. CEVA will file a further report with OFAC after completing its review.
The internal review indicates that, in December 2012, CEVA Freight Italy Srl (“CEVA Italy”) provided customs brokerage and freight forwarding services for the export to Iran of two measurement instruments to the Iranian Offshore Engineering Construction Company, a joint venture between two entities that are identified on OFAC’s list of Specially Designated Nationals (“SDN”). The revenues and net profits for these services were approximately $1,260.64 USD and $151.30 USD, respectively. In February 2013, CEVA Freight Holdings (Malaysia) SDN BHD (“CEVA Malaysia”) provided customs brokerage for export and local haulage services for a shipment of polyethylene resin to Iran shipped on a vessel owned and/or operated by HDS Lines, also an SDN. The revenues and net profits for these services were approximately $779.54 USD and $311.13 USD, respectively. In September 2013, CEVA Malaysia provided customs brokerage services for the import into Malaysia of fruit juice from Alifard Co. in Iran via HDS Lines. The revenues and net profits for these services were approximately $227.41 USD and $89.29 USD, respectively.

These transactions violate the terms of internal CEVA compliance policies, which prohibit transactions involving Iran. Upon discovering these transactions, CEVA promptly launched an internal investigation, and is taking action to block and prevent such transactions in the future. CEVA intends to cooperate with OFAC in its review of this matter.”

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

(2)	Incorporated by reference to Verso Paper Corp.'s Current Report on Form 8-K, filed with the SEC on October 30, 2013.

(3)	Incorporated by reference to Verso Paper Holding LLC’s Annual Report on Form 10-K for the year ended December 31, 2007, filed with the SEC on March 12, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 7, 2013
VERSO PAPER CORP.

	By:	/s/ David J. Paterson
David J. Paterson President and Chief Executive Officer

By:	/s/ Robert P. Mundy
Robert P. Mundy Senior Vice President and Chief Financial Officer

Date: November 7, 2013
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

(2)	Incorporated by reference to Verso Paper Corp.'s Current Report on Form 8-K, filed with the SEC on October 30, 2013.

(3)	Incorporated by reference to Verso Paper Holding LLC’s Annual Report on Form 10-K for the year ended December 31, 2007, filed with the SEC on March 12, 2008.