Form 10-K
period 2013-12-31
Verso Paper Corp.; Verso Paper Holdings LLC
filed 2014-03-06
CIK 1421182, 1395864

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013

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

(901) 369-4100
(Registrants’ telephone number, including area code)

Securities registered pursuant to section 12(b) of the Act:

Verso Paper Corp.

Title of each class		Name of each exchange on which registered
Common Stock, $.01 par value per share		New York Stock Exchange

Verso Paper Holdings LLC	None

Securities registered pursuant to Section 12(g) of the Act:

Verso Paper Corp.	None
Verso Paper Holdings LLC	None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Verso Paper Corp.	☐ Yes ☑ No
Verso Paper Holdings LLC	☐ Yes ☑ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Verso Paper Corp.	☐ Yes ☑ No
Verso Paper Holdings LLC	☐ Yes ☑ No

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

Verso Paper Corp.	☑
Verso Paper Holdings LLC	☑

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

The aggregate market value of the voting and non-voting common equity of Verso Paper Corp. held by non-affiliates, computed by reference to the price at which the common equity was last sold on the last business day of the most recently completed second fiscal quarter (June 30, 2013), was approximately $18,985,717.

As of February 28, 2014, Verso Paper Corp. had 53,196,427 outstanding shares of common stock, par value $0.01 per share, and Verso Paper Holdings LLC had one outstanding limited liability company interest.

This Form 10-K is a combined annual report being filed separately by two registrants: Verso Paper Corp. and Verso Paper Holdings LLC.

Verso Paper Holdings LLC meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this Form 10-K with the reduced disclosure format permitted by General Instruction I(2)

DOCUMENTS INCORPORATED BY REFERENCE:

The information required by Part III is incorporated by reference from portions of the definitive proxy statement of Verso Paper Corp. to be filed within 120 days after December 31, 2013, pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with the 2014 annual meeting of stockholders of Verso Paper Corp.

Forward-Looking Statements

In this annual report, all statements that are not purely historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or "Securities Act," and Section 21E of the Securities Exchange Act of 1934, as amended, or "Exchange Act."  Forward-looking statements may be identified by the words “believe,” “expect,” “anticipate,” “project,” “plan,” “estimate,” “intend,” and other similar expressions.  Forward-looking statements are based on currently available business, economic, financial, and other information and reflect management’s current beliefs, expectations, and views with respect to future developments and their potential effects on us.  Actual results could vary materially depending on risks and uncertainties that may affect us and our business.  For a discussion of such risks and uncertainties, please refer to “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other sections of this annual report and to Verso Paper’s and Verso Holdings’ other filings with the Securities and Exchange Commission.  We assume no obligation to update any forward-looking statement made in this annual report to reflect subsequent events or circumstances or actual outcomes.

Market and Industry Information

Market data and other statistical information used throughout this annual report are based on independent industry publications, government publications, reports by market research firms, or other published independent sources. Some data are also based on our good-faith estimates which are derived from our review of internal surveys, as well as the independent sources listed above.  Although we believe these sources are reliable, we have not independently verified the information.  Industry prices for coated paper provided in this annual report are, unless otherwise expressly noted, derived from RISI, Inc. data.  “North American” data included in this annual report that has been derived from RISI, Inc. only includes data from the United States and Canada.  Any reference to (i) grade No. 3, grade No. 4 and grade No. 5 coated paper relates to 60 lb. basis weight, 50 lb. basis weight and 34 lb. basis weight, respectively, (ii) lightweight coated groundwood paper refers to groundwood paper grades that are a 36 lb. basis weight or less, and (iii) ultra-lightweight coated groundwood paper refers to groundwood paper grades that are a 30 lb. basis weight or less.  The RISI, Inc. data included in this annual report has been derived from the following RISI, Inc. publications: RISI World Graphic Paper Forecast, November 2013 and RISI Paper Trader: A Monthly Monitor of the North American Graphic Paper Market, December 2013.

PART I

Item 1.  Business

Within our organization, Verso Paper Corp. is the ultimate parent entity and the sole member of Verso Paper Finance Holdings One LLC, which is the sole member of Verso Paper Finance Holdings LLC, which is the sole member of Verso Paper Holdings LLC.  As used in this report, the term “Verso Paper” refers to Verso Paper Corp.; the term “Verso Finance” refers to Verso Paper Finance Holdings LLC; the term “Verso Holdings” refers to Verso Paper Holdings LLC; and the term for any such entity includes its direct and indirect subsidiaries when referring to the entity’s consolidated financial condition or results.  Unless otherwise noted, references to “we,” “us,” and “our” refer collectively to Verso Paper and Verso Holdings. Other than Verso Paper’s common stock transactions, Verso Finance’s debt obligation and related financing costs and interest expense, Verso Holdings’ loan to Verso Finance, and the debt obligation of Verso Holdings’ consolidated variable interest entity to Verso Finance, the assets, liabilities, income, expenses, and cash flows presented for all periods represent those of Verso Holdings in all material respects.  Unless otherwise noted, the information provided pertains to both Verso Paper and Verso Holdings.

Background

We began operations on August 1, 2006, when we acquired the assets and certain liabilities comprising the business of the Coated and Supercalendered Papers Division of International Paper Company, or “International Paper”.  We were formed by affiliates of Apollo Global Management, LLC, or “Apollo,” for the purpose of consummating the acquisition from International Paper, or the “Acquisition.”  Verso Paper went public on May 14, 2008, with an initial public offering, or “IPO," of 14 million shares of common stock.

Our principal executive offices are located at 6775 Lenox Center Court, Suite 400, Memphis, Tennessee 38115-4436.  Our telephone number is (901) 369-4100.  Our website address is www.versopaper.com.  Information on or accessible through our website is not considered part of this annual report.

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

We operate eight paper machines at three mills located in Maine and Michigan.  The mills have a combined annual production capacity of 1,305,000 tons of coated paper, 160,000 tons of ultra-lightweight specialty and uncoated papers, and 930,000 tons of kraft pulp.

We sell and market our products to approximately 130 customers which comprise approximately 700 end-user accounts.  We have long-standing relationships with many leading magazine and catalog publishers, commercial printers, specialty retail merchandisers, and paper merchants.  Our relationships with our ten largest coated paper customers average more than 20 years.  We reach our end-users through several distribution channels, including direct sales, commercial printers, paper merchants, and brokers.

Our net sales (in millions) by product line for the year ended December 31, 2013, are illustrated below:

Industry

Based on 2013 sales, the size of the global coated paper industry is estimated to be approximately $42 billion, or 44 million tons of coated paper shipments, including approximately $7 billion, or 8 million tons of coated paper shipments, in North America.  Coated paper is used primarily in media and marketing applications, including catalogs, magazines, and commercial printing applications, which include high-end advertising brochures, annual reports, and direct mail advertising.  Demand is generally driven by North American advertising and print media trends, which in turn have historically been correlated with growth in Gross Domestic Product, or “GDP.”

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

Products

We manufacture two main grades of paper: coated groundwood paper and coated freesheet paper.  These paper grades are differentiated primarily by their respective brightness, weight, print quality, bulk, opacity, and strength.  We also produce Northern Bleached Hardwood Kraft, or “NBHK,” pulp.  See notes to the consolidated financial statements for further information on our segments. The following table sets forth our principal products by tons sold and as a percentage of our net sales in 2013:

(Tons in thousands, Dollars in millions)	Sales Volume		Net Sales
Product:	Tons	%	$	%
Coated groundwood paper	709	42	$619	45
Coated freesheet paper	535	32	444	32
Pulp	273	16	156	11
Other	173	10	170	12
Total	1,690	100	$1,389	100

As a result of our scale and technological capabilities, we are able to offer our customers a broad product offering, from ultra-lightweight coated groundwood to heavyweight coated freesheet.  Our customers have the opportunity to sole-source all of their coated paper needs from us while optimizing their choice of paper products.  As our customers’ preferences change, they can switch paper grades to meet their desired balance between cost and performance attributes while maintaining their relationship with us.

We are also the largest rotogravure coated mechanical paper manufacturer in North America.  Rotogravure printing is a technique for transferring ink onto coated papers, which typically results in a sharper image with truer colors and less ink trapping than in other printing processes but generally requires a smaller and higher-quality paper.  Additionally, we are the only manufacturer in North America that supplies both rotogravure coated groundwood and rotogravure coated freesheet.

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

Other products.  We also offer recycled paper to help meet specific customer requirements.  Additionally, we offer customized product solutions for strategic accounts by producing paper grades with customer-specified weight, brightness and pulp mix characteristics, providing customers with cost benefits and/or brand differentiation.  Our product offerings also include ultra-lightweight uncoated printing papers and ultra-lightweight coated and uncoated flexible packaging papers.

Manufacturing

We operate eight paper machines at three mills located in Maine and Michigan.  We believe our coated paper mills are among the most efficient and lowest cost coated paper mills based on the cash cost of delivery to Chicago, Illinois.  We attribute our manufacturing efficiency, in part, to the significant historical investments made in our mills. Our mills have a combined annual production capacity of 1,305,000 tons of coated paper, 160,000 tons of ultra-lightweight specialty and uncoated papers, and 930,000 tons of kraft pulp.  Of the pulp that we produce, we consume approximately 635,000 tons internally and sell the rest.  Our facilities are strategically located within close proximity to major publication printing customers, which affords us the ability to more quickly and cost-effectively deliver our products.  The facilities also benefit from convenient and cost-effective access to northern softwood fiber, which is required for the production of lightweight and ultra-lightweight coated papers.

The following table sets forth the locations of our mills, the products they produce and other key operating information:

Mill/Location	Product/Paper Grades	Paper Machines	Production Capacity (in tons)
Jay (Androscoggin), Maine	Lightweight Coated Groundwood	2	355,000
	Lightweight Coated Freesheet	1	175,000
	Specialty/Uncoated	1	105,000
	Pulp		445,000
Bucksport, Maine	Lightweight and Ultra-Lightweight Coated Groundwood and
	High Bulk Specialty Coated Groundwood	2	350,000
	Specialty/Uncoated	1	55,000
Quinnesec, Michigan	Coated Freesheet	1	425,000
	Pulp		485,000

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

After the pulping phase, the fiber furnish is run onto the forming fabric of the paper machine.  On the forming fabric, the fibers become interlaced, forming a mat of paper, and much of the water is extracted.  The paper web then goes through a pressing and drying process to extract the remaining water.  After drying, the web receives a uniform layer of coating that makes the paper smooth and provides uniform ink absorption.  After coating, the paper goes through a calendering process that provides a smooth finish by ironing the sheet between multiple soft nips that consist of alternating hard (steel) and soft (cotton or synthetic) rolls.  At the dry end, the paper is wound onto spools to form a machine reel and then rewound and split into smaller rolls on a winder.  Finally, the paper is wrapped, labeled, and shipped.

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

We utilize a manufacturing excellence program, called R-GAP, to take advantage of the financial opportunities that exist between the current or historical performance of our mills and the best performance possible given usual and normal constraints (i.e., configuration, geographical, and capital constraints).  Our continuous improvement process is designed to lower our cost position and enhance operating efficiency through reduced consumption of energy and material inputs, reduced spending on indirect costs, and improved productivity.  The program utilizes benchmarking data to identify improvement initiatives and establish performance targets.  Detailed action plans are used to monitor the execution of these initiatives and calculate the amount saved.  We also use multi-variable testing, lean manufacturing, center of excellence teams, source-of-loss initiatives, and best practice sharing to constantly improve our manufacturing processes and products.  One of our facilities has been recognized by the Occupational Safety and Health Administration, or “OSHA,” as a Star site as part of OSHA’s Voluntary Protection Program which recognizes outstanding safety programs and performance.

Raw Materials and Suppliers

Our key cost inputs in the papermaking process are wood fiber, market kraft pulp, chemicals, and energy.

Wood Fiber.  We source our wood fiber from a broad group of timberland and sawmill owners located in our regions.

Kraft Pulp.  Overall, we have the capacity to produce approximately 930,000 tons of kraft pulp, consisting of 445,000 tons of pulp at our Androscoggin mill and 485,000 tons of pulp at our Quinnesec mill, of which approximately 635,000 tons are consumed internally.  We supplement our internal production of kraft pulp with purchases from third parties.  In 2013, we purchased approximately 52,000 tons of pulp from a variety of suppliers.  We are not dependent on any single supplier to satisfy our pulp needs.

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

Sales, Marketing, and Distribution

We reach our end-users through several sales channels.  These include selling directly to end-users, through brokers, merchants, and printers.  We sell and market products to approximately 130 customers, which comprise approximately 700 end-user accounts.

Sales to End-Users.  In 2013, we sold approximately 37% of our paper products directly to end-users, most of which are catalog and magazine publishers.  These customers are typically large, sophisticated buyers who have the scale, resources, and expertise to procure paper directly from manufacturers.  Customers for our pulp products are mostly other paper manufacturers.

Sales to Brokers and Merchants.  Our largest indirect paper sales by volume are through brokers and merchants who resell the paper to end-users.  In 2013, our total sales to brokers and merchants represented approximately 41% of our total sales.  Brokers typically act as an intermediary between paper manufacturers and smaller end-users who do not have the scale or resources to cost effectively procure paper directly from manufacturers.  The majority of the paper sold to brokers is resold to catalog publishers.  We work closely with brokers to achieve share targets in the catalog, magazine, and insert end-user segments through collaborative selling.

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

Sales to Printers.  In 2013, our total sales to printers represented approximately 22% of our total sales.  The majority of our sales were to the two largest publication printers in the United States.  Printers also effectively act as an intermediary between manufacturers and end-users in that they directly source paper for printing/converting and then resell it to their customers as a finished product.

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

Many of our customers provide us with forecasts of their paper needs, which allows us to plan our production runs in advance, optimizing production over our integrated mill system and thereby reducing costs and increasing overall efficiency.  Generally, our sales agreements do not extend beyond the calendar year.  Typically, our sales agreements provide for semiannual price adjustments based on market price movements.

Part of our strategy is to continually reduce the cost to serve our customer base through e-commerce initiatives which allow for simplified ordering, tracking, and invoicing.  In 2013, orders totaling $196.0 million, or approximately 17% of our total paper sales, were placed through our online ordering platforms.  We are focused on further developing our technology platform and e-commerce capabilities.

Customers

We serve the catalog, magazine, insert, and commercial printing markets and have developed long-standing relationships with the premier North American retailers and catalog and magazine publishers.  The length of our relationships with our top ten customers averages more than 20 years.  Our largest customers, Quad/Graphics, Inc. and Central National-Gottesman, Inc. accounted for approximately 12% and 10%, respectively, of our net sales in 2013.  Our key customers include leading magazine publishers such as Condé Nast Publications, Hearst Enterprises, and National Geographic Society; leading catalog producers such as Avon Products, Inc., Restoration Hardware, Inc. and Uline, Inc.; leading commercial printers such as Quad/Graphics, Inc. and RR Donnelley & Sons Company and leading paper merchants and brokers, such as A.T. Clayton & Co., xpedx, and Clifford Paper, Inc.

Our net sales, excluding pulp sales, by end-user segment for the year ended December 31, 2013, are illustrated below (dollars in millions):

Research and Development

The primary function of our research and development efforts is to work with customers in developing and modifying products to accommodate their evolving needs and to identify cost-saving opportunities within our operations.

Examples of our research and development efforts implemented over the past several years include:

· high-bulk offset and rotogravure coated groundwood;

· lightweight grade No. 4 coated groundwood;

· ultra-lightweight grade No. 5 coated groundwood;

· rotogravure coated freesheet; and

· innovative and performance driven products for the flexible packaging, label, and specialty printing markets.

Intellectual Property

We have several patents and patent applications in the United States and various foreign countries.  These patents and patent applications generally relate to various paper manufacturing methods and equipment which may become commercially viable in the future.  We also have trademarks for our names, Verso® and Verso Paper®, as well as for our products such as Influence®, Velocity®, Liberty®, and Advocate®.  In addition to the intellectual property that we own, we license a significant portion of the intellectual property used in our business on a perpetual, royalty-free, non-exclusive basis from International Paper.

Competition

Our business is highly competitive.  A significant number of North American competitors produce coated papers, and several overseas manufacturers, principally from Europe, export to North America.  We compete based on a number of factors, including:

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

While our product offering is broad in terms of grades produced (from ultra-lightweight coated groundwood offerings to heavier-weight coated freesheet products), we are focused on producing coated groundwood and coated freesheet in roll form.  This strategy is driven by our alignment with catalog and magazine end-users which tend to purchase paper in roll form for use in long runs of web printing in order to minimize costs. Our principal competitors include NewPage Corporation, Resolute Forest Products, UPM-Kymmene Corporation, and Sappi Limited, all of which have North American operations.  UPM and Sappi are headquartered overseas and also have overseas manufacturing facilities.

Employees

As of December 31, 2013, we had approximately 2,100 employees, of whom approximately 23% are unionized and approximately 72% are hourly employees.  Employees at one of our three mills are represented by labor unions.  As of December 31, 2013, three collective bargaining agreements with the labor unions at the Bucksport mill were in effect. Two of these agreements will expire on April 30, 2015, and the third agreement will expire on October 31, 2015.  We have not experienced any work stoppages during the past several years.  We believe that we have good relations with our employees.

Environmental and Other Governmental Regulations

We are subject to a wide range of federal, state, regional, and local general and industry specific environmental, health and safety laws and regulations, including the federal Water Pollution Control Act of 1972, or “Clean Water Act,” the federal Clean Air Act, the federal Resource Conservation and Recovery Act, the Comprehensive Environmental Response, Compensation and Liability Act of 1980, or “CERCLA,” the federal Occupational Safety and Health Act, and analogous state and local laws.  Our operations also are subject to two regional regimes designed to address climate change, the Regional Greenhouse Gas Initiative in the northeastern United States and the Midwestern Greenhouse Gas Reduction Accord, and in the future we may be subject to additional federal, state, regional, local, or supranational legislation related to climate change and greenhouse gas controls.  Among our activities subject to environmental regulation are the emissions of air pollutants, discharges of wastewater and stormwater, operation of dams, storage, treatment, and disposal of materials and waste, and remediation of soil, surface water and ground water contamination.  Many environmental laws and regulations provide for substantial fines or penalties and criminal sanctions for any failure to comply.  In addition, failure to comply with these laws and regulations could result in the interruption of our operations and, in some cases, facility shutdowns.

Certain of these environmental laws, such as CERCLA and analogous state laws, provide for strict liability, and under certain circumstances joint and several liability, for investigation and remediation of the release of hazardous substances into the environment, including soil and groundwater.  These laws may apply to properties presently or formerly owned or operated by or presently or formerly under the charge, management or control of an entity or its predecessors, as well as to conditions at properties at which wastes attributable to an entity or its predecessors were disposed.  Under these environmental laws, a current or previous owner or operator of real property or a party formerly or previously in charge, management or control of real property, and parties that generate or transport hazardous substances that are disposed of at real property, may be held liable for the cost to investigate or clean up that real property and for related damages to natural resources.  We handle and dispose of wastes arising from our mill operations, including disposal at on-site landfills.  We are required to maintain financial assurance (in the form of letters of credit and other similar instruments) for the expected cost of landfill closure and post-closure care.  We may be subject to liability, including liability for investigation and cleanup costs, if contamination is discovered at one of our current or former paper mills or another location where we have disposed of, or arranged for the disposal of, wastes.  We could be subject to potentially significant fines, penalties, criminal sanctions, plant shutdowns, or interruptions in operations for any failure to comply with applicable environmental, health and safety laws, regulations, and permits.

Compliance with environmental laws and regulations is a significant factor in our business.  We have made, and will continue to make, significant expenditures to comply with these requirements and our permits.  We incurred environmental capital expenditures of $0.9 million in 2013, $0.7 million in 2012, and $0.1 million in 2011, and we expect to incur additional environmental capital expenditures of approximately $7 million in 2014.  We anticipate that environmental compliance will continue to require increased capital expenditures and operating expenses over time as environmental laws or regulations, or interpretations thereof, change or the nature of our operations require us to make significant additional capital expenditures.

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

Merger Agreement
On January 3, 2014, Verso Paper, Verso Merger Sub Inc., a Delaware corporation and an indirect, wholly owned subsidiary of Verso Paper, or “Merger Sub,” and NewPage Holdings Inc., a Delaware corporation, or “NewPage,” entered into an Agreement and Plan of Merger, or the “Merger Agreement,” pursuant to which Merger Sub will merge with and into NewPage on the terms and subject to the conditions set forth in the Merger Agreement, or the “Merger,” with NewPage surviving the Merger as an indirect, wholly owned subsidiary of Verso.

Available Information

Our website is located at www.versopaper.com.  We make available free of charge through this website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed with or furnished to the Securities and Exchange Commission, or “SEC,” pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after they are electronically filed with or furnished to the SEC.

Item 1A.  Risk Factors

Our business is subject to various risks.  Set forth below are certain of the more important risks that we face and that could cause our actual results to differ materially from our historical results.  Our business also could be affected by other risks that are presently unknown to us or that we currently believe are immaterial to our business.

Risks Relating to the Business

The industry in which we operate is highly competitive.

The industry in which we operate is highly competitive. Competition is based largely on price. We compete with foreign producers, some of which are lower cost producers than we are or are subsidized by certain foreign governments. We also face competition from numerous North American coated paper manufacturers. Some of our competitors have advantages over us, including lower raw material and labor costs and are subject to fewer environmental and governmental regulations. Furthermore, some of these competitors have greater financial and other resources than we do or may be better positioned than we are to compete for certain opportunities.
Competition could cause us to lower our prices or lose sales to competitors, either of which could have a material adverse effect on our business, financial condition, and results of operations. In addition, the following factors will affect our ability to compete:

•	product availability;

•	the quality of our products;

•	our breadth of product offerings;

•	our ability to maintain plant efficiencies and to achieve high operating rates;

•	manufacturing costs per ton;

•	customer service and our ability to distribute our products on time; and

•	the availability and/or cost of wood fiber, market pulp, chemicals, energy and other raw materials and labor.

We have limited ability to pass through increases in our costs to our customers. Increases in our costs or decreases in coated paper prices could have a material adverse effect on our business, financial condition, and results of operations.

Our earnings are sensitive to price changes in coated paper.  Fluctuations in paper prices (and coated paper prices in particular) historically have had a direct effect on our net income (loss) and Earnings Before Interest, Taxes, Depreciation and Amortization, or “EBITDA,” for several reasons:

•
Market prices for paper products are a function of supply and demand, factors over which we have limited control.  We therefore have limited ability to control the pricing of our products.  Market prices of grade No. 3, 60 lb. basis weight paper, which is an industry benchmark for coated freesheet paper pricing, have fluctuated since 2000 from a high of $1,100 per ton to a low of $705 per ton.  In addition, market prices of grade No. 5, 34 lb. basis weight paper, which is an industry benchmark for coated groundwood paper pricing, have fluctuated between a high of $1,120 per ton to a low of $795 per ton over the same period.  Prices may not improve significantly in 2014, and we do not expect prices in 2014 to return to the levels they were at in 2008 before they declined.  Because market conditions determine the price for our paper products, the price for our products could fall below our cash production costs.

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

Therefore, our ability to achieve acceptable margins is principally dependent on (a) our cost structure, (b) changes in the prices of raw materials, electricity, energy and fuel, which will represent a large component of our operating costs and will fluctuate based upon factors beyond our control and (c) general conditions in the paper market including the demand for paper products, the amount of foreign imports, the amount spent on advertising, the circulation of magazines and catalogs, the use of electronic readers and other devices, and postal rates. Any one or more of these economic conditions could affect our sales and operating costs and could have a material adverse effect on our business, financial condition, and results of operations.

Developments in alternative media could adversely affect the demand for our products.
Trends in advertising, electronic data transmission and storage, and the internet have had and could have further adverse effects on traditional print media, including the use of and demand for our products and those of our customers, but neither the timing nor the extent of those trends can be predicted with certainty. Our magazine and catalog publishing customers may increasingly use (both for content and advertising), and compete with businesses that use, other forms of media and advertising and electronic data transmission and storage, particularly the internet, instead of paper made by us. As the use of these alternatives grows, demand for our paper products could decline.

If we are unable to obtain energy or raw materials, including petroleum-based chemicals at favorable prices, or at all, it could have a material adverse effect on our business, financial condition and results of operations.

We purchase energy, wood fiber, market pulp, chemicals and other raw materials from third parties. We may experience shortages of energy supplies or raw materials or be forced to seek alternative sources of supply. If we are forced to seek alternative sources of supply, we may not be able to do so on terms as favorable as our current terms or at all. The prices for energy and many of our raw materials, especially petroleum-based chemicals, have recently been volatile and are expected to remain volatile for the foreseeable future. Chemical suppliers that use petroleum-based products in the manufacture of their chemicals may, due to a supply shortage and cost increase, ration the amount of chemicals available to us and/or we may not be able to obtain the chemicals we need to operate our business at favorable prices, if at all. In addition, certain specialty chemicals that we currently purchase are available only from a small number of suppliers. If any of these suppliers were to cease operations or cease doing business with us in the future, we may be unable to obtain such chemicals at favorable prices, if at all.

The supply of energy or raw materials may be adversely affected by, among other things, natural disasters or an outbreak or escalation of hostilities between the United States and any foreign power, and, in particular, events in the Middle East or weather events such as hurricanes could result in a real or perceived shortage of oil or natural gas, which could result in an increase in energy or chemical prices. In addition, wood fiber is a commodity and prices historically have been cyclical. The primary source for wood fiber is timber. Environmental litigation and regulatory developments have caused, and may cause in the future, significant reductions in the amount of timber available for commercial harvest in Canada and the United States. In addition, future domestic or foreign legislation, litigation advanced by aboriginal groups, litigation concerning the use of timberlands, the protection of endangered species, the promotion of forest biodiversity, and the response to and prevention of wildfires and campaigns or other measures by environmental activists also could affect timber supplies. The availability of harvested timber may further be limited by factors such as fire and fire prevention, insect infestation, disease, ice and wind storms, droughts, floods, and other natural and man-made causes. Additionally, due to increased fuel costs, suppliers, distributors and freight carriers have charged fuel surcharges, which have increased our costs. Any significant shortage or significant increase in our energy or raw material costs in circumstances where we cannot raise the price of our products due to market conditions could have a material adverse effect on our business, financial condition, and results of operations.

Any disruption in the supply of energy or raw materials also could affect our ability to meet customer demand in a timely manner and could harm our reputation. We are expected to have limited ability to pass through increases in our costs to our customers absent increases in market prices for our products, material increases in the cost of our raw materials could have a material adverse effect on our business, financial condition and results of operations. Furthermore, we may be required to post letters of credit or other financial assurance obligations with certain of our energy and other suppliers, which could limit our financial flexibility.

We are involved in continuous manufacturing processes with a high degree of fixed costs.  Any interruption in the operations of our manufacturing facilities may affect our operating performance.

We seek to run our paper machines on a nearly continuous basis for maximum efficiency. Any downtime at any of our paper mills, including as a result of or in connection with planned maintenance and capital expenditure projects, results in unabsorbed fixed costs that could negatively affect our results of operations for the period in which we experience the downtime. Due to the extreme operating conditions inherent in some of our manufacturing processes, we may incur unplanned business interruptions from time to time and, as a result, we may not generate sufficient cash flow to satisfy our operational needs. In addition, the geographic areas where our production is located and where we conduct our business may be affected by natural disasters, including snow storms, forest fires, and flooding. Such natural disasters could cause our mills to stop running, which could have a material adverse effect on our business, financial condition, and results of operations. Furthermore, during periods of weak demand for paper products, such as the current market, or periods of rising costs, we have experienced and may in the future experience market-related downtime, which could have a material adverse effect on our financial condition and results of operations.

Our operations require substantial ongoing capital expenditures, and we may not have adequate capital resources to fund all of our required capital expenditures.

Our business is capital intensive, and we incur capital expenditures on an ongoing basis to maintain our equipment and comply with environmental laws, as well as to enhance the efficiency of our operations.  Our total capital expenditures were $40.7 million in 2013, net of governmental grants of $13.7 million.  We currently estimate our capital expenditures to range between $40 million and $50 million during 2014.  We anticipate that our available cash resources, including amounts under our credit facilities, and cash generated from operations will be sufficient to fund our operating needs and capital expenditures for at least the next year.  We may also dispose of certain of our non-core assets in order to obtain additional liquidity.  However, if we require additional funds to fund our capital expenditures, we may not be able to obtain them on favorable terms, or at all.  If we cannot maintain or upgrade our facilities and equipment as we require or as necessary to ensure environmental compliance, it could have a material adverse effect on our business, financial condition, and results of operations.

We depend on a small number of customers for a significant portion of our business. Furthermore, we may have credit exposure to these customers through extension of trade credits.

Our largest customers, Quad/Graphics, Inc. and Central National-Gottesman, Inc. accounted for approximately 12% and 10%, respectively, of our net sales in 2013.  In 2013, our ten largest customers (including Quad/Graphics, Inc. and Central National-Gottesman, Inc.) accounted for approximately 62% of our net sales, while our ten largest end-users accounted for approximately 27% of our net sales.  The loss of, or reduction in orders from, any of these customers or other customers could have a material adverse effect on our business, financial condition, and results of operations, as could significant customer disputes regarding shipments, price, quality, or other matters.

Furthermore, we extend trade credit to certain of these customers to facilitate the purchase of our products and we rely on these customers’ creditworthiness and ability to obtain credit from lenders. Accordingly, a bankruptcy or a significant deterioration in the financial condition of any of these significant customers could have a material adverse effect on our business, financial condition and results of operations, due to a reduction in purchases, a longer collection cycle or an inability to collect accounts receivable.

We may not realize certain productivity enhancements or improvements in costs.

As part of our business strategy, we are in the process of identifying opportunities to improve profitability by reducing costs and enhancing productivity. For example, through our continuous process improvement program, we have implemented focused programs to optimize material and energy sourcing and usage, reduce repair costs and control overhead. We will continue to utilize the process improvement program to drive further cost reductions and operating improvements in our mill system, and have targeted additional profitability enhancements in the next twelve months. Any cost savings or productivity enhancements that we realize from such efforts may differ materially from our estimates. In addition, any cost savings or productivity enhancements that we realize may be offset, in whole or in part, by reductions in pricing or volume, or through increases in other expenses, including raw material, energy or personnel. We cannot assure you that these initiatives will be completed as anticipated or that the benefits we expect will be achieved on a timely basis or at all. Our calculation of Adjusted EBITDA includes adjustments for cost savings expected to be realized from these initiatives. Although our management believes these estimates and assumptions to be reasonable, investors should not place undue reliance upon the calculation of Adjusted EBITDA given how it is calculated and the possibility that the underlying estimates and assumptions may ultimately not reflect actual results.

Rising postal costs could weaken demand for our paper products.

A significant portion of paper is used in periodicals, magazines, catalogs, fliers and other promotional mailings. Many of these materials are distributed through the mail. Future increases in the cost of postage could reduce the frequency of mailings, reduce the number of pages in magazine and advertising materials, and/or cause advertisers, catalog and magazine publishers to use alternate methods to distribute their materials. The U.S. Postal Service has announced rate increases for 2014 that are significantly above the rate of inflation to offset prior losses. Any of the foregoing could decrease the demand for our products, which could have a material adverse effect on our business, financial condition, and results of operations.

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

A portion of our employees are unionized.  Wage and benefit increases and work stoppages and slowdowns by our unionized employees may have a material adverse effect on our business, financial condition, and results of operations.

As of December 31, 2013, approximately 23% of our employees were represented by labor unions at one of our mills.  We have three collective bargaining agreements with the labor unions at that site. We may become subject to material cost increases or additional work rules imposed by agreements with labor unions. This could increase expenses in absolute terms and/or as a percentage of net sales. In addition, although we believe we have good relations with our employees, work stoppages or other labor disturbances may occur in the future. Any of these factors could negatively affect our business, financial condition and results of operations.

The failure of our information technology and other business support systems could have a material adverse effect on our business, financial condition and results of operations.

Our ability to effectively monitor and control our operations depends to a large extent on the proper functioning of our information technology and other business support systems. If our information technology and other business support systems were to fail, it could have a material adverse effect on our business, financial condition and results of operations.

We depend on third parties for certain transportation services.

We rely primarily on third parties for transportation of our products to our customers and transportation of our raw materials to us, in particular, by truck and train. If any third-party transportation provider fails to deliver our products in a timely manner, we may be unable to sell them at full value. Similarly, if any transportation provider fails to deliver raw materials to us in a timely manner, we may be unable to manufacture our products on a timely basis. Shipments of products and raw materials may be delayed due to weather conditions, strikes or other events. Any failure of a third-party transportation provider to deliver raw materials or products in a timely manner could harm our reputation, negatively impact our customer relationships and have a material adverse effect on our business, financial condition, and results of operations. In addition, our ability to deliver our products on a timely basis could be adversely affected by the lack of adequate availability of transportation services, especially rail capacity, whether because of work stoppages or otherwise. Furthermore, we may experience increases in the cost of our transportation services, including as a result of rising fuel costs and surcharges (primarily in diesel fuel). If we are not able to pass these increased costs through to our customers, they could have a material adverse effect on our business, financial condition, and results of operations.

We are subject to various environmental, health and safety laws and regulations that could impose substantial costs or other liabilities upon us and may have a material adverse effect on our business, financial condition, and results of operations.

We are subject to a wide range of federal, state, regional, and local general and industry-specific environmental, health and safety laws and regulations, including those relating to air emissions (including greenhouse gases and hazardous air pollutants), wastewater discharges, solid and hazardous waste management and disposal, site remediation and natural resources. Compliance with these laws and regulations, and permits issued thereunder, is a significant factor in our business and may be subject to the same or even increased scrutiny and enforcement actions by regulators. We have made, and will continue to make, significant expenditures to comply with these requirements and permits, which may impose increasingly more stringent standards over time as they are renewed or modified by the applicable governmental authorities. In addition, we handle and dispose of wastes arising from our mill operations and operate a number of on-site landfills to handle that waste. We are required to maintain financial assurance (in the form of letters of credit and other similar instruments) for the projected cost of closure and post-closure care for these landfill operations. We could be subject to potentially significant fines, penalties, criminal sanctions, plant shutdowns, or interruptions in operations for any failure to comply with applicable environmental, health and safety laws, regulations and permits. Moreover, under certain environmental laws, a current or previous owner or operator of real property, and parties that generate or transport hazardous substances that are disposed of at real property, may be held liable for the full cost to investigate or clean up such real property and for related damages to natural resources. We may be subject to liability, including liability for investigation and cleanup costs, if contamination is discovered at one of our current or former paper mills, other properties or other locations where we have disposed of, or arranged for the disposal of, wastes.
A 2007 decision of the United States Supreme Court held that greenhouse gases are subject to regulation under the Clean Air Act. The Environmental Protection Agency, or “EPA,” has subsequently issued regulations applicable to us that require monitoring of greenhouse gas emissions. The EPA has also issued regulations that require certain new and modified air emissions sources to control their greenhouse gas emissions, which may have a material effect on our operations. The United States Congress has in the past, and may in the future, consider legislation which would also regulate greenhouse gas emissions. It is possible that we could become subject to federal, state, regional, local, or supranational legislation related to climate change, greenhouse gas emissions, cap-and-trade or other emissions.

On January 31, 2013, the EPA published its “National Emissions Standards for Hazardous Air Pollutants for Major Sources: Industrial, Commercial and Institutional Boilers and Process Heaters.” The standards, which are technology-based standards that require the use of Maximum Achievable Control Technology or “MACT” for major sources to comply and is referred to as the “Boiler MACT” rule, govern emissions of air toxics from boilers and process heaters at industrial facilities. Certain of our boilers are subject to the new standards, and we may be required to limit our emissions and/or install additional pollution controls. In addition, on September 11, 2012, the EPA amended its “National Emissions Standards for Hazardous Air Pollutants from the Pulp and Paper Industry,” which is likewise a MACT standard that specifically governs emissions of air toxics from pulp and paper facilities. Compliance costs related to recent EPA rule changes could be material and have an adverse effect on our business, financial condition and results of operations.

Lenders under our credit facilities may not fund their commitments.

Although the lenders under our revolving credit facilities are well-diversified, there can be no assurance that deterioration in the credit markets or overall economy will not affect the ability of our lenders to meet their funding commitments. If a lender fails to honor its commitment under the revolving credit facilities, that portion of the credit facilities will be unavailable to the extent that the lender’s commitment is not replaced by a new commitment from an alternate lender.

Additionally, our lenders have the ability to transfer their commitments to other institutions, and the risk that committed funds may not be available under distressed market conditions could be exacerbated if consolidation of the commitments under our revolving credit facilities or among its lenders were to occur.

Litigation could be costly and harmful to our business.

We are involved from time to time, and may currently be involved in, claims and legal proceedings relating to contractual, employment, environmental, intellectual property and other matters incidental to the conduct of our business. Although we do not believe that any currently pending claims or legal proceedings are likely to result in an unfavorable outcome that would have a material adverse effect on our financial condition or results of operations, it is possible that such claims and legal proceedings could result in unfavorable outcomes that could have a material adverse effect on our financial condition and results of operations.

Risks Relating to Our Indebtedness

Our substantial indebtedness could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, expose us to interest rate risk to the extent of our variable rate debt, and prevent us from meeting our obligations under our indebtedness.

We are a highly leveraged company.  As of December 31, 2013, the principal amount of Verso Paper’s total indebtedness was $1,241.3 million. The total amount of payments Verso Paper will need to make on its outstanding long-term indebtedness for each of the next three fiscal years is $147.4 million, $131.9 million, and $267.8 million, respectively (assuming the current prevailing interest rate on our outstanding floating rate indebtedness remains the same). As of December 31, 2013, the principal amount of Verso Holdings’ total indebtedness was $1,264.6 million (including a $23.3 million loan from Verso Finance Holdings to Chase NMTC Verso Investment Fund). The total amount of payments Verso Holdings will need to make on its outstanding long-term indebtedness for each of the next three fiscal years is $148.9 million, $133.4 million, and $269.3 million, respectively (assuming the current prevailing interest rate on our outstanding floating rate indebtedness remains the same).

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

•
exposing us to the risk of increased interest rates as borrowings under our asset based revolving credit facility ("ABL Facility") and our cash flow facility ("Cash Flow Facility") and our Second Priority Senior Secured Floating Rate Notes are subject to variable rates of interest;

•	placing us at a competitive disadvantage compared to our competitors that have less debt; and

•	limiting our ability to borrow additional funds.

The indenture governing our existing notes, ABL Facility and Cash Flow Facility contain financial and other restrictive covenants that limit our ability to engage in activities that may be in our long-term best interests. Our failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all of our debts.

Our ability to generate net income will depend upon various factors that may be beyond our control. A portion of our debt bears variable rates of interest so our interest expense could increase further in the future. We may not generate sufficient cash flow from operations to pay cash interest on our debt or be permitted by the terms of our debt instruments to pay dividends.

We will require a significant amount of cash to service our indebtedness and make planned capital expenditures. Our ability to generate cash or refinance our indebtedness depends on many factors beyond our control, including general economic conditions.

Our ability to make payments on and to refinance our indebtedness and to fund planned capital expenditures and research and development efforts will depend on our ability to generate cash flow in the future and our ability to borrow under our ABL Facility and our Cash Flow Facility, to the extent of available borrowings. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory, and other factors that are beyond our control. If adverse regional and national economic conditions persist, worsen, or fail to improve significantly, we could experience decreased revenues from our operations attributable to decreases in wholesale and consumer spending levels and could fail to generate sufficient cash to fund our liquidity needs or fail to satisfy the restrictive covenants and borrowing limitations that we are subject to under our indebtedness.

Based on our current and expected level of operations, we believe our cash flow from operations, available cash, and available borrowings under our ABL Facility and our Cash Flow Facility will be adequate to meet our future liquidity needs for at least the next year.

We cannot assure you, however, that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under our ABL Facility and our Cash Flow Facility, or otherwise in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs.

Restrictive covenants in the instruments governing our debt securities and credit agreements may restrict our ability to pursue our business strategies.

The indentures governing our notes, our ABL Facility, and our Cash Flow Facility limit our ability, among other things, to:

•	incur additional indebtedness;

•	pay dividends or make other distributions or repurchase or redeem our stock;

•	prepay, redeem, or repurchase certain of our indebtedness;

•	make investments;

•	sell assets, including capital stock of restricted subsidiaries;

•	enter into agreements restricting our subsidiaries’ ability to pay dividends;

•	consolidate, merge, sell, or otherwise dispose of all or substantially all of our assets;

•	enter into transactions with our affiliates; and

•	incur liens.

The Cash Flow Facility requires us to maintain a maximum total net first-lien leverage ratio of not more than 3.50 to 1.00 at any time that any portion of the facility is drawn (including outstanding letters of credit). In addition, the ABL Facility requires us to maintain a minimum fixed charge coverage ratio at any time when the average availability (defined as the lesser of the availability under the ABL Facility and the borrowing base at such time, net of any unrestricted cash) is less than the greater of (a) 10% of the lesser of (i) the borrowing base at such time and (ii) the aggregate amount of the ABL Facility commitments at such time, and (b) $10.0 million. In that event, we must satisfy a minimum fixed charge coverage ratio of 1.0 to 1.0. The ABL Facility also contains certain other customary affirmative covenants and events of default. As of December 31, 2013, we were not subject to the above described financial maintenance covenants.

A breach of any of these restrictive covenants could result in a default under the instruments governing our debt securities and credit agreements. If a default occurs, the holders of these instruments may elect to declare all borrowings thereunder outstanding, together with accrued interest and other fees, to be immediately due and payable. The lenders under our Cash Flow Facility and the ABL Facility would also have the right in these circumstances to terminate any commitments they have to provide further borrowings. If we are unable to repay our indebtedness when due or declared due, the lenders thereunder will also have the right to proceed against the collateral pledged to them to secure the indebtedness. If such indebtedness were to be accelerated, our assets may not be sufficient to repay in full our secured indebtedness and we could be forced into bankruptcy or liquidation.

Despite our current indebtedness levels, we and our subsidiaries may still be able to incur substantially more debt. This could further exacerbate the risks associated with our substantial leverage.

We and our subsidiaries may be able to incur substantial additional indebtedness in the future because the terms of the instruments governing our debt securities and credit agreements do not fully prohibit us or our subsidiaries from doing so.  In addition, subject to covenant compliance and certain conditions, our ABL Facility and our Cash Flow Facility permit borrowing of up to approximately an additional $140.7 million (as of December 31, 2013).  If new indebtedness is added to our and our subsidiaries’ current debt levels, the related risks that we and they now face could intensify.

A downgrade in our debt ratings could result in increased interest and other financial expenses related to future borrowings, and could further restrict our access to additional capital or trade credit.

Standard and Poor’s Ratings Services and Moody’s Investors Service maintain credit ratings for us.  Each of these ratings is currently below investment grade.  Any decision by these or other ratings agencies to downgrade such ratings in the future could result in increased interest and other financial expenses relating to our future borrowings, and could restrict our ability to obtain financing on satisfactory terms.  In addition, any further downgrade could restrict our access to, and negatively impact the terms of, trade credit extended by our suppliers of raw materials.

Our indebtedness will increase substantially upon the consummation of the Merger.

If the Merger is consummated, we expect to incur substantial additional indebtedness to, among other things, fund the consideration paid to NewPage’s existing equity holders in connection with the Merger (see Item 7 for further information regarding the Merger). This new indebtedness is expected to include up to $650 million in aggregate principal amount of new 11.75% Senior Secured Notes due 2019, or "New First Lien Notes," and up to $750 million in borrowings under NewPage’s term loan facility, which will be used to pay the cash portion of the consideration with respect to the Merger and was used to refinance NewPage’s existing $500 million term loan. The combined company may also incur additional indebtedness in the future for corporate purposes. Any borrowings will require the combined company to use a portion of its cash flow to service principal and interest payments and thus will limit the free cash flow available for other desirable business opportunities. We cannot guarantee sufficient cash flow from operations to pay its indebtedness and fund its additional liquidity needs.

Risks Relating to Verso Paper's Common Stock

Our common stock may cease to be listed on the New York Stock Exchange.

Our common stock is currently listed on the New York Stock Exchange, or the “NYSE,” under the symbol “VRS.” On February 14, 2014, the NYSE notified us that it has accepted our plan to regain compliance with the NYSE’s market capitalization continued listing standard. As previously disclosed, the NYSE notified us on December 16, 2013, that we had fallen below the NYSE’s continued listing standard requiring that we maintain an average market capitalization over a consecutive 30 trading-day period of at least $50 million or stockholders’ equity of at least $50 million. As permitted by the NYSE’s rules, we recently submitted to the NYSE a plan to regain compliance with the market capitalization standard. With the NYSE’s acceptance of the plan, we have until February 21, 2015, in which to regain compliance. In the meantime, our common stock will continue to be traded on the NYSE, subject to ongoing monitoring by the NYSE and our compliance with all other applicable NYSE requirements. If we are unable to satisfy the requirements of the NYSE for continued listing, our common stock would be subject to delisting. Any delisting could have a material adverse effect on our share price which, among other things, could cause a downgrade in our debt ratings potentially resulting in increased interest and other financial expenses related to future borrowings, and could further restrict our access to additional capital or trade credit.

We do not plan to pay dividends on our common stock for the foreseeable future.

We intend to retain our earnings to support the development and expansion of our business, to repay debt and for other corporate purposes and, as a result, we do not plan to pay cash dividends on our common stock in the foreseeable future. Our payment of any future dividends will be at the discretion of our board of directors after taking into account various factors, including our financial condition, operating results, cash needs, growth plans and the terms of any credit facility or other restrictive debt agreements that we may be a party to at the time or senior securities we may have issued. Our credit facilities limit us from paying cash dividends or other payments or distributions with respect to our capital stock. In addition, the terms of any future facility or other restrictive debt credit agreement may contain similar restrictions on our ability to pay any dividends or make any distributions or payments with respect to our capital stock.

Furthermore, our ability to pay dividends to our stockholders is subject to the restrictions set forth under Delaware law. We cannot assure you that we will meet the criteria specified under Delaware law in the future, in which case we may not be able to pay dividends on our common stock even if we were to choose to do so.

Our stock price has been volatile and an investment in our stock could lose value.

All of the risk factors discussed in this section could affect our stock price. The timing of announcements in the public market regarding new products, product enhancements or technological advances by us or our competitors, and any announcements by us or our competitors of acquisitions, major transactions, or management changes could also affect our stock price. Our stock price is subject to speculation in the press and the analyst community, including with respect to the closing of the announced merger with NewPage or Apollo’s strategic plans generally, changes in recommendations or earnings estimates by financial analysts, changes in investors’ or analysts’ valuation measures for our stock, our credit ratings and market trends unrelated to our performance. Stock sales by Apollo’s or our directors, officers, or other significant holders may also affect our stock price. A significant drop in our stock price could also expose us to the risk of securities class actions lawsuits, which could result in substantial costs and divert management’s attention and resources, which could adversely affect our business.

We may issue additional shares of our common stock or securities convertible into shares of our common stock. Sales or potential sales of our common stock by us or our significant stockholders may cause the market price of our common stock to decline.

Following the completion of the announced merger with NewPage, we will not be restricted from issuing additional shares of common stock, including shares issuable pursuant to securities that are convertible into or exchangeable for, or that represent the right to receive, common stock. Stock sales by our directors, officers or other significant holders may affect our stock price.

Anti-takeover provisions in Delaware corporate law may make it difficult for our stockholders to replace or remove our current board of directors and could deter or delay third parties from acquiring us, which may adversely affect the marketability and market price of our common stock.

We are subject to the anti-takeover provisions of Section 203 of the General Corporation Law of the State of Delaware, or "DGCL." Under these provisions, if anyone becomes an “interested stockholder,” we may not enter into a “business combination” with that person for three years without special approval, which could discourage a third party from making a takeover offer and could delay or prevent a change of control. For purposes of Section 203, “interested stockholder” means, generally, someone owning more than 15% or more of our outstanding voting stock or an affiliate of ours that owned 15% or more of our outstanding voting stock during the past three years, subject to certain exceptions as described in Section 203.

Under any change of control, as defined in our credit agreement, the lenders under our credit facility would have the right to require us to repay all of our outstanding obligations under the facility.

The issuance of our common stock in connection with the Merger could decrease the market price of our common stock.

In connection with the Merger and as part of the consideration for the Merger, we expect to issue a significant number of shares of our common stock. The issuance of our common stock in the Merger would dilute our existing stockholders and may result in fluctuations in the market price of our common stock, including a stock price decline.

Item 1B.  Unresolved Staff Comments

Not applicable.

Item 2.  Properties

Our corporate headquarters is located in Memphis, Tennessee.  We own three mills located in Maine and Michigan at which we operate eight paper machines.  We own four hydroelectric dams, which provide hydroelectric power to our Androscoggin mill. We also own fourteen woodyards for the purpose of storage and loading of forest products, and we lease two woodyards and a number of sales offices.

Our headquarters and material facilities as of December 31, 2013, are shown in the following table:

Location	Use	Owned/Leased
Memphis, Tennessee	corporate headquarters	leased
Jay (Androscoggin), Maine	paper mill/kraft pulp mill	owned
Bucksport, Maine	paper mill	owned
Quinnesec, Michigan	paper mill/kraft pulp mill	owned
West Chester, Ohio	sales, distribution, and customer service	leased

Item 3.  Legal Proceedings

We are involved from time to time in legal proceedings incidental to the conduct of our business. We do not believe that any liability that may result from these proceedings will have a material adverse effect on our consolidated financial statements.

Item 4.  Mine Safety Disclosures

Not applicable.

Disclosure Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act
Apollo has provided notice to us that, as of October 24, 2013, certain investment funds managed by affiliates of Apollo beneficially owned approximately 22% of the limited liability company interests of CEVA Holdings, LLC, or “CEVA.” Under the limited liability company agreement governing CEVA, certain investment funds managed by affiliates of Apollo hold a majority of the voting power of CEVA and have the right to elect a majority of the board of CEVA. CEVA may be deemed to be under common control with us, but this statement is not meant to be an admission that common control exists. As a result, it appears that we are required to provide disclosures as set forth below pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012, or “ITRA,” and Section 13(r) of the Exchange Act.
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
The internal review indicates that, in February 2013, CEVA Freight Holdings (Malaysia) SDN BHD, or “CEVA Malaysia,” provided customs brokerage for export and local haulage services for a shipment of polyethylene resin to Iran shipped on a vessel owned and/or operated by HDS Lines, also an SDN. The revenues and net profits for these services were approximately $779.54 USD and $311.13 USD, respectively. In September 2013, CEVA Malaysia provided customs brokerage services for the import into Malaysia of fruit juice from Alifard Co. in Iran via HDS Lines. The revenues and net profits for these services were approximately $227.41 USD and $89.29 USD, respectively.
These transactions violate the terms of internal CEVA compliance policies, which prohibit transactions involving Iran. Upon discovering these transactions, CEVA promptly launched an internal investigation, and is taking action to block and prevent such transactions in the future. CEVA intends to cooperate with OFAC in its review of this matter.”

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is listed for trading on the New York Stock Exchange under the trading symbol “VRS.”  The following table sets forth the high and low sales prices per share of our common stock, as reported by the New York Stock Exchange, for the indicated periods:

	High	Low
2013
First quarter	$1.68	$0.98
Second quarter	1.39	1.03
Third quarter	1.15	0.61
Fourth quarter	0.92	0.52
2012
First quarter	$3.36	$0.91
Second quarter	2.05	1.03
Third quarter	2.38	1.16
Fourth quarter	1.70	0.99

Holders

As of February 28, 2014, there were 32 stockholders of record of our common stock.

Dividends

We paid no dividends on our common stock prior to our IPO.  Following our IPO in May 2008, we paid cash dividends on our common stock in the amount of $0.03 per share for the second and third quarters of that year, which were declared and paid in the following quarter.  We suspended the payment of dividends in 2008 beginning with the fourth quarter dividend.  Past dividend payments are not indicative of our future dividend policy, and there can be no assurance that we will declare or pay any cash dividends in the future.  Any future determination relating to our dividend policy will be made at the discretion of our board of directors and will depend on then existing conditions, including our financial condition, results of operations, contractual restrictions, capital requirements, business prospects and other factors that our board of directors may deem relevant.  Our ability to pay dividends on our common stock is limited by the covenants in our ABL Facility and Cash Flow Facility and the indentures governing our outstanding notes, and may be further restricted by the terms of any of our future debt or preferred securities.

Equity Compensation Plan Information

The table below sets forth information regarding the number of shares of common stock to be issued upon the exercise of the outstanding stock options granted under our equity compensation plans and the shares of common stock remaining available for future issuance under our equity compensation plans as of December 31, 2013.

	Number of securities to be issued upon exercise of outstanding options	Weighted- average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	4,433,706	$2.38	690,457
Equity compensation plans not approved by security holders	—	—	—
Total	4,433,706	$2.38	690,457

Stock Repurchases under 2008 Incentive Award Plan

Participants in our 2008 Incentive Award Plan, or the “Plan,” may elect to surrender to us restricted shares of our common stock issued to them pursuant to awards granted under the Plan to satisfy the applicable federal, state, local, and foreign tax withholding obligations that arise upon the vesting of their shares of restricted stock under the Plan.  Shares of restricted stock surrendered to us to meet tax withholding obligations are deemed to be repurchased pursuant to the Plan.  There were no shares of restricted stock repurchased to meet participants’ tax withholding obligations during the fourth quarter of 2013.

Item 6.  Selected Financial Data

The following tables present our selected financial data as of and for the periods presented for Verso Paper and Verso Holdings.  The following information is only a summary and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and their related notes, and the other financial information, included elsewhere in this annual report.

The selected historical financial data for Verso Paper as of and for the years ended December 31, 2013, 2012, 2011, 2010, and 2009, have been derived from the audited consolidated financial statements of Verso Paper.  The selected historical financial data for Verso Holdings as of and for the years ended December 31, 2013, 2012, 2011, 2010, and 2009, have been derived from the audited consolidated financial statements of Verso Holdings.  The audited consolidated financial statements of Verso Paper and Verso Holdings as of December 31, 2013, and 2012, and for the years ended December 31, 2013, 2012, and 2011, are included elsewhere in this annual report.

	VERSO PAPER
	Year Ended December 31,
(Dollars and tons in millions except per share amounts)	2013	2012	2011	2010	2009
Statement of Operations Data:
Net sales	$1,388.9	$1,474.6	$1,722.5	$1,605.3	$1,360.9
Costs and expenses:
Cost of products sold - (exclusive of depreciation, amortization, and depletion)	1,179.1	1,272.6	1,460.3	1,410.8	1,242.7
Depreciation, amortization, and depletion	104.7	118.2	125.3	127.4	132.7
Selling, general, and administrative expenses	73.8	74.4	78.0	71.0	61.9
Goodwill impairment	—	—	18.7	—	—
Restructuring and other charges	1.4	102.4	24.5	—	1.0
Total operating expenses	1,359.0	1,567.6	1,706.8	1,609.2	1,438.3
Other operating income(1)	(4.0)	(60.6)	—	—	—
Operating income (loss)	33.9	(32.4)	15.7	(3.9)	(77.4)
Interest income	—	—	(0.1)	(0.1)	(0.3)
Interest expense	137.8	135.4	126.6	128.1	123.4
Other loss (income), net(2)	7.9	7.4	26.1	(0.9)	(307.3)
(Loss) income before income taxes	(111.8)	(175.2)	(136.9)	(131.0)	106.8
Income tax (benefit) expense	(0.6)	(1.4)	0.2	0.1	0.8
Net (loss) income	$(111.2)	$(173.8)	$(137.1)	$(131.1)	$106.0
Per Share Data:
(Loss) earnings per share:
Basic	$(2.09)	$(3.29)	$(2.61)	$(2.50)	$2.03
Diluted	(2.09)	(3.29)	(2.61)	(2.50)	2.03
Weighted average common shares outstanding (in thousands):
Basic	53,124	52,850	52,595	52,445	52,138
Diluted	53,124	52,850	52,595	52,445	52,153
Statement of Cash Flows Data:
Cash (used in) provided by operating activities	$(27.7)	$12.0	$14.5	$73.5	$177.2
Cash used in investing activities	(13.8)	(7.1)	(66.2)	(98.3)	(34.1)
Cash (used in) provided by financing activities	(8.7)	(38.3)	(6.2)	25.5	(110.5)
Other Financial and Operating Data:
EBITDA(3)	$130.7	$78.4	$114.9	$124.4	$362.6
Capital expenditures	(40.7)	(59.9)	(90.3)	(73.6)	(34.2)
Total tons sold(4)	1,689.8	1,799.0	2,023.4	2,063.6	1,724.5
Balance Sheet Data:
Working capital(5)	$63.4	$110.3	$142.6	$162.4	$210.6
Property, plant and equipment, net	742.9	793.0	934.7	972.7	1,022.6
Total assets	1,098.6	1,208.9	1,421.5	1,516.1	1,572.7
Total debt	1,248.5	1,257.0	1,262.5	1,228.6	1,192.4
Total (deficit) equity	(417.3)	(321.7)	(153.9)	(6.8)	125.3

(1)
Other operating income in 2012 reflected insurance proceeds in excess of costs and property damages incurred of $60.6 million, as we reached a final settlement agreement with our insurance provider for property and business losses resulting from the fire and explosion at the former Sartell mill.

(2)
Other income was $307.3 million for the year ended December 31, 2009, which included $238.9 million in net benefits from alternative fuel mixture tax credits provided by the U.S. government for our use of black liquor in alternative fuel mixtures and $64.8 million in net gains related to the early retirement of debt.

(3)
EBITDA consists of earnings before interest, taxes, depreciation, and amortization. EBITDA is a measure commonly used in our industry, and we present EBITDA to enhance your understanding of our operating performance. We use EBITDA as a way of evaluating our performance relative to that of our peers. We believe that EBITDA is an operating performance measure, and not a liquidity measure, that provides investors and analysts with a measure of operating results unaffected by differences in capital structures, capital investment cycles, and ages of related assets among otherwise comparable companies. However, EBITDA is not a measurement of financial performance under U.S. GAAP, and our EBITDA may not be comparable to similarly titled measures of other companies. You should consider our EBITDA in addition to, and not as a substitute for, or superior to, our operating or net income or cash flows from operating activities determined in accordance with U.S. GAAP. Our use of EBITDA is further discussed in the 'Reconciliation of Cash Flows from Operating Activities to Adjusted EBITDA' section of Item 7 herein. The following table reconciles net (loss) income to EBITDA for the periods presented:

	VERSO PAPER
	Year Ended December 31,
(Dollars in millions)	2013	2012	2011	2010	2009
Reconciliation of net (loss) income to EBITDA:
Net (loss) income	$(111.2)	$(173.8)	$(137.1)	$(131.1)	$106.0
Income tax (benefit) expense	(0.6)	(1.4)	0.2	0.1	0.8
Interest expense, net	137.8	135.4	126.5	128.0	123.1
Depreciation, amortization, and depletion	104.7	118.2	125.3	127.4	132.7
EBITDA	$130.7	$78.4	$114.9	$124.4	$362.6

(4)	See discussion of metric in 'Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 herein.

(5)	Working capital is defined as current assets net of current liabilities, excluding the current portion of long-term debt.

	VERSO HOLDINGS
	Year Ended December 31,
(Dollars and tons in millions)	2013	2012	2011	2010	2009
Statement of Operations Data:
Net sales	$1,388.9	$1,474.6	$1,722.5	$1,605.3	$1,360.9
Costs and expenses:
Cost of products sold - (exclusive of depreciation, amortization, and depletion)	1,179.1	1,272.6	1,460.3	1,410.8	1,242.7
Depreciation, amortization, and depletion	104.7	118.2	125.3	127.4	132.7
Selling, general, and administrative expenses	73.8	74.4	78.0	70.9	61.7
Goodwill impairment	—	—	10.5	—	—
Restructuring and other charges	1.4	102.4	24.5	—	1.0
Total operating expenses	1,359.0	1,567.6	1,698.6	1,609.1	1,438.1
Other operating income(1)	(4.0)	(60.6)	—	—	—
Operating income (loss)	33.9	(32.4)	23.9	(3.8)	(77.2)
Interest income	(1.5)	(1.5)	(1.6)	(0.1)	(0.2)
Interest expense	138.7	127.9	122.2	122.5	116.1
Other loss (income), net(2)	7.9	7.4	25.8	(0.7)	(273.8)
Net (loss) income	$(111.2)	$(166.2)	$(122.5)	$(125.5)	$80.7
Statement of Cash Flows Data:
Cash (used in) provided by operating activities	$(27.5)	$11.3	$14.6	$75.8	$180.1
Cash used in investing activities	(13.8)	(7.1)	(66.2)	(98.3)	(34.1)
Cash (used in) provided by financing activities	(9.0)	(37.6)	(6.3)	25.4	(115.8)
Other Financial and Operating Data:
EBITDA(3)	$130.7	$78.4	$123.4	$124.3	$329.3
Capital expenditures	(40.7)	(59.9)	(90.3)	(73.6)	(34.2)
Total tons sold(4)	1,689.8	1,799.0	2,023.4	2,063.6	1,724.5
Balance Sheet Data:
Working capital(5)	$63.4	$111.4	$142.9	$162.3	$210.4
Property, plant, and equipment, net	742.9	793.0	934.7	972.7	1,022.6
Total assets	1,121.9	1,232.3	1,444.4	1,530.5	1,560.3
Total debt	1,271.8	1,187.1	1,201.1	1,172.7	1,118.3
Total (deficit) equity	(411.1)	(220.6)	(61.2)	71.4	198.0

(1)
Other operating income in 2012 reflected insurance proceeds in excess of costs and property damages incurred of $60.6 million, as we reached a final settlement agreement with our insurance provider for property and business losses resulting from the fire and explosion at the former Sartell mill.

(2)
Other income was $273.8 million for the year ended December 31, 2009, which included $238.9 million in net benefits from alternative fuel mixture tax credits provided by the U.S. government for our use of black liquor in alternative fuel mixtures and $31.3 million in net gains related to the early retirement of debt.

(3)
EBITDA consists of earnings before interest, taxes, depreciation, and amortization. EBITDA is a measure commonly used in our industry, and we present EBITDA to enhance your understanding of our operating performance. We use EBITDA as a way of evaluating our performance relative to that of our peers. We believe that EBITDA is an operating performance measure, and not a liquidity measure, that provides investors and analysts with a measure of operating results unaffected by differences in capital structures, capital investment cycles, and ages of related assets among otherwise comparable companies. However, EBITDA is not a measurement of financial performance under U.S. GAAP, and our EBITDA may not be comparable to similarly titled measures of other companies. You should consider our EBITDA in addition to, and not as a substitute for, or superior to, our operating or net income or cash flows from operating activities determined in accordance with U.S. GAAP. Our use of EBITDA is further discussed in the 'Reconciliation of Cash Flows from Operating Activities to Adjusted EBITDA' section of Item 7 herein. The following table reconciles net (loss) income to EBITDA for the periods presented:

	VERSO HOLDINGS
	Year Ended December 31,
(Dollars in millions)	2013	2012	2011	2010	2009
Reconciliation of net (loss) income to EBITDA:
Net (loss) income	$(111.2)	$(166.2)	$(122.5)	$(125.5)	$80.7
Interest expense, net	137.2	126.4	120.6	122.4	115.9
Depreciation, amortization, and depletion	104.7	118.2	125.3	127.4	132.7
EBITDA	$130.7	$78.4	$123.4	$124.3	$329.3

(4)	See discussion of metric in 'Management’s Discussion and Analysis of Financial Condition and Results of Operations' included in Item 7 herein.

(5)	Working capital is defined as current assets net of current liabilities, excluding the current portion of long-term debt.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations includes statements regarding the industry outlook and our expectations regarding the performance of our business.  These non-historical statements in the discussion and analysis are forward-looking statements.  These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in “Risk Factors.”  Our actual results may differ materially from those contained in or implied by any forward-looking statements.  The discussion and analysis should be read in conjunction with the “Risk Factors” and financial statements and notes thereto included elsewhere in this annual report.  Unless otherwise noted, the information provided pertains to both Verso Paper and Verso Holdings.  All assets, liabilities, income, expenses and cash flows presented for all periods represent those of Verso Paper’s indirect, wholly-owned subsidiary, Verso Holdings, in all material respects, except for Verso Paper’s common stock transactions, Verso Finance’s debt obligation and related financing costs and interest expense, Verso Holdings’ loan to Verso Finance, and the debt obligation of Verso Holdings’ consolidated variable interest entity to Verso Finance.

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

Background

We began operations on August 1, 2006, when we acquired the assets and certain liabilities of the business of International Paper.  We were formed by affiliates of Apollo for the purpose of consummating the Acquisition from International Paper.  Verso Paper went public on May 14, 2008, with an IPO of 14 million shares of common stock.

Selected Factors Affecting Operating Results

Net Sales

Our sales, which we report net of rebates, allowances, and discounts, are a function of the number of tons of paper that we sell and the price at which we sell our paper.  The coated paper industry is cyclical, which results in changes in both volume and price.  Paper prices historically have been a function of macro-economic factors which influence supply and demand.  Price has historically been substantially more variable than volume and can change significantly over relatively short time periods.  In 2013, while our coated paper prices declined slightly, prices for our pulp and specialty papers were higher. Prices may not improve significantly in 2014, and we do not expect prices in 2014 to return to the levels they were at in 2008 before they declined.

We are primarily focused on serving two end-user segments: catalogs and magazines.  In 2013, we believe we were a leading North American supplier of coated papers to catalog and magazine publishers.  Coated paper demand is primarily driven by advertising and print media usage.  Advertising spending and magazine and catalog circulation tend to correlate with changes in the GDP of the United States – they rise with a strong economy and contract with a weak economy.

Many of our customers provide us with forecasts of their paper needs, which allows us to plan our production runs in advance, optimizing production over our integrated mill system and thereby reducing costs and increasing overall efficiency.  Generally, our sales agreements do not extend beyond the calendar year.  Typically, our sales agreements provide for semiannual price adjustments based on market price movements.

We reach our end-users through several channels, including printers, brokers, paper merchants, and direct sales to end-users.  We sell and market our products to approximately 130 customers which comprise approximately 700 end-user accounts.  In 2013, Quad/Graphics, Inc. and Central National-Gottesman, Inc. accounted for approximately 12% and 10% of our net sales, respectively.

Our historical results include specialty papers that we manufacture for Expera Specialty Solutions, LLC (formerly named Thilmany, LLC), or “Expera,” on paper machine no. 5 at the Androscoggin mill.  Under a long-term supply agreement entered into in 2005 in connection with International Paper’s sale of its Industrial Papers business to Expera, these products are sold to

Expera at a variable charge for the paper purchased and a fixed charge for the availability of the machine.  The amounts included in our net sales for the specialty papers sold to Expera totaled $43.0 million, $42.0 million, and $39.5 million, in 2013, 2012, and 2011, respectively.

Cost of Products Sold

The principal components of our cost of sales are chemicals, wood, energy, labor, and maintenance.  Costs for commodities, including chemicals, wood, and energy, are the most variable component of our cost of sales because their prices can fluctuate substantially, sometimes within a relatively short period of time.  In addition, our aggregate commodity purchases fluctuate based on the volume of paper that we produce.

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

Energy.  We produce approximately 54% of our energy needs for our paper mills from sources such as waste wood, waste water, hydroelectric facilities, liquid biomass from our pulping process, and internal energy cogeneration facilities.  Our external energy purchases vary across each of our mills and include fuel oil, natural gas, coal, and electricity.  While our internal energy production capacity and ability to switch between certain energy sources mitigates the volatility of our overall energy expenditures, we expect prices for energy to remain volatile for the foreseeable future.   We utilize derivative contracts as part of our risk management strategy to manage our exposure to market fluctuations in energy prices.  At the end of 2011, we completed a $45 million renewable energy project at our mill in Quinnesec, Michigan that is exceeding expectations for efficiency and cost savings.  In November 2012, we completed and commercialized a $42 million renewable energy project at our mill in Bucksport, Maine.

Labor .  Labor costs include wages, salary, and benefit expenses attributable to our mill personnel.  Mill employees at a non-managerial level are compensated on an hourly basis.  Management employees at our mills are compensated on a salaried basis.  Wages, salary, and benefit expenses included in cost of sales do not vary significantly over the short term.  In addition, we have not experienced significant labor shortages.

Maintenance.  Maintenance expense includes day-to-day maintenance, equipment repairs, and larger maintenance projects, such as paper machine shutdowns for periodic maintenance.  Day-to-day maintenance expenses have not varied significantly from year-to-year.  Larger maintenance projects and equipment expenses can produce year-to-year fluctuations in our maintenance expenses.  In conjunction with our periodic maintenance shutdowns, we have incidental incremental costs that are primarily comprised of unabsorbed fixed costs from lower production volumes and other incremental costs for purchased materials and energy that would otherwise be produced as part of the normal operation of our mills.

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

Selling, General, and Administrative Expenses

The principal components of our selling, general, and administrative expenses are wages, salaries, and benefits for our office personnel at our headquarters and our sales force, travel and entertainment expenses, advertising expenses, expenses relating to certain information technology systems, and research and development expenses.

Critical Accounting Policies

Our accounting policies are fundamental to understanding management’s discussion and analysis of financial condition and results of operations.  Our consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America and follow general practices within the industry in which we operate.  The preparation of the financial statements requires management to make certain judgments and assumptions in determining accounting estimates.  Accounting estimates are considered critical if the estimate requires management to make assumptions about matters that were highly uncertain at the time the accounting estimate was made, and different estimates reasonably could have been used in the current period, or changes in the accounting estimate are reasonably likely to occur from period to period, that would have a material impact on the presentation of our financial condition, changes in financial condition or results of operations.

Management believes the following critical accounting policies are both important to the portrayal of our financial condition and results of operations and require subjective or complex judgments.  These judgments about critical accounting estimates are based on information available to us as of the date of the financial statements.

Accounting standards whose application may have a significant effect on the reported results of operations and financial position, and that can require judgments by management that affect their application, include the following: Financial Accounting Standards Board, or “FASB,” Accounting Standards Codification, or “ASC,” Topic 450, Contingencies, ASC Topic 360, Property, Plant, and Equipment, ASC Topic 350, Intangibles – Goodwill and Other, and ASC Topic 715, Compensation – Retirement Benefits.

Impairment of long-lived assets and goodwill.  Long-lived assets are reviewed for impairment upon the occurrence of events or changes in circumstances that indicate that the carrying value of the assets may not be recoverable, as measured by comparing their net book value to the estimated undiscounted future cash flows generated by their use.

In 2012, based on a comprehensive assessment of the damage resulting from the fire and explosion at our paper mill in Sartell, Minnesota, we decided to permanently close the mill and recorded a fixed asset impairment charge of $66.5 million, which was included in Restructuring charges on our accompanying consolidated statements of operations.  The impairment charge was calculated based on the excess of carrying value over the estimated fair value of the site, which was estimated based on preliminary negotiations with potential buyers received subsequent to our decision to shut down the mill.

Goodwill and other intangible assets are accounted for in accordance with ASC Topic 350.  Intangible assets primarily consist of trademarks, customer-related intangible assets and patents obtained through business acquisitions.  We have identified the following trademarks as intangible assets with an indefinite life: Influence®, Liberty®, and Advocate®.  We assess goodwill and indefinite-lived intangible assets at least annually for impairment or more frequently if events occur or circumstances change between annual tests that would more likely than not reduce the fair value of the reporting unit below its carrying amount.

Trademarks are evaluated by comparing their fair value to their carrying values.  During 2013, as a result of our annual impairment testing, we recognized an impairment charge of $1.6 million, which is included in Cost of goods sold on our accompanying consolidated statements of operations. During 2012, as a result of a reduction in production capacity from the closure of the Sartell mill, we recognized a trademarks impairment charge of $3.7 million, which was included in Restructuring charges on our accompanying consolidated statements of operations.

Goodwill was evaluated at the reporting unit level and was previously allocated to the “Coated” segment.  We tested goodwill for impairment by applying a two-step test.  The first step was to compare the fair value of the reporting unit with its carrying amount, including goodwill.  If the fair value of the reporting unit was less than its carrying amount, goodwill was considered impaired and the loss was measured by performing step two, which involved using a hypothetical purchase price allocation to determine the implied fair value of the goodwill and comparing it to the carrying value of the goodwill.  For reporting units with zero or negative carrying amounts, step two was required if it was more likely than not that a goodwill impairment existed.  An impairment loss was recognized to the extent the implied fair value of the goodwill was less than the carrying amount of the goodwill.

During 2011, based on a combination of factors, including the difficult market conditions that resulted in a decline in customer demand and excess capacity in the coated paper markets and high raw material, energy and distribution costs that have challenged the profitability of our products, Verso Paper recognized a goodwill impairment charge of $18.7 million and Verso Holdings recognized a goodwill impairment charge of $10.5 million.  We had no goodwill remaining as of December 31, 2011.

Management believes that the accounting estimates associated with determining fair value as part of an impairment analysis are critical accounting estimates because estimates and assumptions are made about our future performance and cash flows.  The estimated fair value is generally determined on the basis of discounted future cash flows.  We also consider a market-based approach and a combination of both.  While management uses the best information available to estimate future performance and cash flows, future adjustments to management’s projections may be necessary if economic conditions differ substantially from the assumptions used in making the estimates.

Pension benefit obligations. We offer various pension plans to employees.  The calculation of the obligations and related expenses under these plans requires the use of actuarial valuation methods and assumptions, including the expected long-term rate of return on plan assets, discount rates, and mortality rates.  Actuarial valuations and assumptions used in the determination of future values of plan assets and liabilities are subject to management judgment and may differ significantly if different assumptions are used.

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

The assessment of contingent liabilities, including legal contingencies, asset retirement obligations and environmental costs and obligations, involves the use of critical estimates, assumptions, and judgments.  Management’s estimates are based on their belief that future events will validate the current assumptions regarding the ultimate outcome of these exposures.  However, there can be no assurance that future events will not differ from management’s assessments.

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

ASC Topic 350, Intangibles – Goodwill and Other.  ASU No. 2012-02, Intangibles—Goodwill and Other (Topic 350), Testing Indefinite Lived Intangible Assets for Impairment, is intended to simplify the guidance for impairment testing of indefinite-lived intangible assets other than goodwill.  Under the new guidance, an entity has the option to assess qualitative factors to determine whether it is necessary to perform a quantitative impairment test.  Entities electing to perform a qualitative assessment are no longer required to calculate the fair value of an indefinite-lived intangible asset unless the entity determines, based on a qualitative assessment, that it is “more likely than not” that the asset is impaired.  ASU No. 2012-02 was effective for annual and interim impairment tests performed in fiscal years beginning after September 15, 2012, which for us was March 31, 2013.  The adoption of this guidance in the first quarter of 2013 did not have any impact on our consolidated financial statements.

ASC Topic 405, Obligations from Joint and Several Liability Arrangements. In February 2013, the FASB issued ASU 2013-04, Liabilities (Topic 405), Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date. This ASU defines how entities measure obligations from joint and several liability arrangements which are fixed at the reporting date and for which no U.S. GAAP guidance exists. The guidance also requires entities to disclose the nature, amount and other information about those obligations. The ASU is effective for periods beginning after December 15, 2013. Retrospective presentation for all comparative periods presented is required and early adoption is permitted. The adoption of this amendment is not expected to have a material impact on the presentation of our consolidated financial statements.Other new accounting pronouncements issued but not effective until after December 31, 2013, are not expected to have a significant effect on our consolidated financial statements.

Financial Overview

In 2013, net sales decreased 5.8%, or $85.7 million, as sales volume decreased 6.1% compared to 2012, which was driven by the closure of the Sartell mill in the third quarter of 2012.  The average sales price for all of our products remained flat in 2013 compared to 2012.  Our gross margin was 15.1% in 2013 compared to 13.7% in 2012, reflecting lower input prices, including the effects of energy hedge benefits.

Verso Paper’s Adjusted EBITDA (before the pro forma effects of the profitability program) was $129.5 million in 2013 compared to $140.1 million in 2012.  (Note: Adjusted EBITDA is a non-GAAP financial measure and is defined and reconciled to cash flows from operating activities later in this report).  EBITDA adjustments (excluding the pro forma effect of the profitability program) of $1.2 million in 2013 consisted primarily of $14.3 million of unrealized gains on energy-related derivative contracts offset by $5.2 million of costs incurred in connection with the merger agreement signed with NewPage Holdings Inc. on January 3, 2014, or the "Merger Agreement," and $2.8 million of costs related to our debt refinancing. EBITDA adjustments (excluding the pro forma effect of the profitability program) of $61.7 million in 2012 included restructuring charges of $102.4 million, net losses of $8.2 million related to the early retirement of debt in connection with our debt refinancing, and $52.6 million of gains from insurance settlement due to the fire and explosion at our Sartell mill.

In 2013, Verso Paper reported a net loss of $111.2 million, or $2.09 per diluted share, and operating income of $33.9 million.  Impacting the results for 2013 were losses related to debt refinancing, and gains from the sale of the former Sartell mill and Verso Fiber Farm LLC. In 2012, Verso Paper reported a net loss of $173.8 million, or $3.29 per diluted share, and operating loss of $32.4 million.  Impacting the results for 2012 were the restructuring costs associated with the closure of our Sartell mill, losses related to debt refinancing, and gains from insurance settlement due to the fire and explosion at our Sartell mill.

We continued to focus on improving our capital structure in 2013.  On January 31, 2013, Verso Holdings issued an additional $72.9 million aggregate principal amount of its 11.75% Senior Secured Notes due 2019 to certain lenders holding approximately $85.8 million aggregate principal amount of Verso Finance’s Senior Unsecured Term Loans, and net accrued interest through the closing date, in exchange for the assignment to Verso Finance of its Senior Unsecured Term Loans and the cancellation of such loans.  There are no longer any outstanding Senior Unsecured Term Loans.

Results of Operations

The following table sets forth certain consolidated financial information for the years ended December 31, 2013, 2012, and 2011.  Cost of sales in the following table and discussion includes the cost of products sold and depreciation, amortization, and depletion.  The following table and discussion should be read in conjunction with the information contained in our consolidated financial statements and the related notes thereto included elsewhere in this annual report.

	VERSO PAPER			VERSO HOLDINGS
	Year Ended December 31,			Year Ended December 31,
(Dollars in thousands)	2013	2012	2011	2013	2012	2011
Net sales	$1,388,899	$1,474,612	$1,722,489	$1,388,899	$1,474,612	$1,722,489
Costs and expenses:
Cost of products sold - (exclusive of depreciation, amortization, and depletion)	1,179,085	1,272,630	1,460,290	1,179,085	1,272,630	1,460,290
Depreciation, amortization, and depletion	104,730	118,178	125,295	104,730	118,178	125,295
Selling, general, and administrative expenses	73,777	74,415	78,059	73,777	74,364	78,007
Goodwill impairment	—	—	18,695	—	—	10,551
Restructuring charges	1,378	102,404	24,464	1,378	102,404	24,464
Total operating expenses	1,358,970	1,567,627	1,706,803	1,358,970	1,567,576	1,698,607
Other operating income	(3,971)	(60,594)	—	(3,971)	(60,594)	—
Operating income (loss)	33,900	(32,421)	15,686	33,900	(32,370)	23,882
Interest income	(25)	(8)	(99)	(1,539)	(1,523)	(1,614)
Interest expense	137,728	135,461	126,607	138,626	127,943	122,213
Other loss, net	7,965	7,379	26,042	7,965	7,380	25,812
Loss before income taxes	(111,768)	(175,253)	(136,864)	(111,152)	(166,170)	(122,529)
Income tax (benefit) expense	(562)	(1,424)	197	—	—	—
Net loss	$(111,206)	$(173,829)	$(137,061)	$(111,152)	$(166,170)	$(122,529)

2013 Compared to 2012

Net Sales.  Net sales for 2013 decreased 5.8% to $1,388.9 million from $1,474.6 million in 2012, due to a 6.1% decline in total sales volume, and the average sales price for all of our products remained flat in 2013 compared to 2012.

Net sales for our coated papers segment decreased 9.7% to $1,062.6 million in 2013 from $1,177.1 million in 2012, due to an 8.3% decline in paper sales volume, which was driven by the closure of the Sartell mill in the third quarter of 2012.  The average sales price per ton of coated paper decreased 1.5% compared to last year.

Net sales for our market pulp segment increased 10.9% in 2013 to $156.1 million from $140.8 million in 2012.  The sales volume decreased 0.5% while the average sales price per ton increased 11.4% compared to 2012.

Net sales for our other segment increased 8.6% to $170.2 million in 2013 from $156.7 million in 2012.  This increase was driven by a 5.3% increase in sales price and a 3.2% increase in sales volume.

Cost of sales.  Cost of sales, including depreciation, amortization, and depletion, was $1,283.8 million in 2013 compared to $1,390.8 million in 2012, reflecting the closure of the Sartell mill in the third quarter of 2012.  Our gross margin, excluding depreciation, amortization, and depletion, was 15.1% for 2013 compared to 13.7% for 2012, reflecting lower input prices, including the effects of energy hedge benefits. Depreciation, amortization, and depletion expenses were $104.7 million for 2013 compared to $118.2 million for 2012.

Selling, general, and administrative.  Selling, general, and administrative expenses were $73.8 million in 2013 compared to $74.4 million in 2012.

Restructuring charges.  Restructuring charges in 2013 were $1.4 million, and consisted primarily of facility operations and personnel costs for the Sartell mill site through the date of sale. Restructuring charges for 2012 were $102.4 million, and consisted primarily of fixed asset and other impairment charges of $77.1 million and severance and benefit costs of $19.4 million related to the closure of the former Sartell mill.

Other operating income.  Other operating income in 2013 was $4.0 million and consisted of the gain on the sales of our former Sartell mill and Verso Fiber Farm LLC. Other operating income in 2012 reflected insurance proceeds in excess of costs and property damages incurred of $60.6 million, as we reached a final settlement agreement with our insurance provider for property and business losses resulting from the fire and explosion at our Sartell mill.

Interest expense.  Verso Paper’s interest expense for 2013 was $137.8 million compared to $135.4 million in 2012.  Verso Holdings’ interest expense was $138.7 million in 2013 compared to $127.9 million in 2012.

Other loss, net.  Other loss, net was $7.9 million for 2013, and reflected costs incurred in connection with the Merger Agreement and losses related to debt refinancing. Other loss, net was $7.4 million in 2012, which represented losses related to debt refinancing.

Income tax (benefit) expense.  Income tax benefit of $0.6 million and $1.4 million for 2013 and 2012, respectively, resulted from reductions in the deferred tax liability related to the non-cash trademark impairment charge taken in the years presented.

2012 Compared to 2011

Net sales.  Net sales for 2012 decreased 14.4% to $1,474.6 million from $1,722.5 million in 2011, reflecting an 11.1% decrease in total sales volume, which was driven by the shutdown of three paper machines in late 2011 and the closure of the Sartell mill in the third quarter of 2012.  Additionally, the average sales price for all of our products decreased 3.7%, led by a decline in the price of pulp.

Net sales for our coated papers segment decreased 17.0% to $1,177.1 million in 2012, from $1,418.8 million in 2011.  This change reflects a 15.3% decrease in paper sales volume, which was driven by the shutdown of three paper machines in late 2011 and the closure of the Sartell mill in the third quarter of 2012.  The average sales price per ton of coated paper decreased 2.1% compared to the prior year.

Net sales for our market pulp segment decreased 6.2% to $140.8 million in 2012, from $150.1 million in 2011.  This decrease was due to a 10.7% decline in the average sales price per ton while sales volume increased 5.0% compared to 2011.

Net sales for our other segment increased 2.1% to $156.7 million in 2012, from $153.6 million in 2011.  The improvement in 2012 is due to a 4.2% increase in sales volume, reflecting the continued development of new paper product offerings for our customers.  The average sales price per ton decreased 2.0% compared to 2011.

Cost of sales.  Cost of sales, including depreciation, amortization, and depletion, was $1,390.8 million in 2012, compared to $1,585.6 million in 2011, reflecting realized cost reductions from the shutdown of three paper machines in late 2011 and the closure of the Sartell mill in the third quarter of 2012.  Our gross margin, excluding depreciation, amortization, and depletion, was 13.7% for 2012, compared to 15.2% for 2011, reflecting lower average sales prices during 2012.  Depreciation, amortization, and depletion expenses were $118.2 million for 2012, compared to $125.3 million for 2011.

Selling, general, and administrative.  Selling, general, and administrative expenses were $74.4 in 2012, compared to $78.0 million in 2011.

Restructuring charges.  Restructuring charges for 2012 were $102.4 million, and consisted primarily of fixed asset and other impairment charges of $77.1 million and severance and benefit costs of $19.4 million related to the closure of the Sartell mill.  Restructuring charges of $24.5 million in 2011 reflected the permanent shut down of the No. 2 coated groundwood paper machine at our mill in Bucksport, Maine, and two supercalendered paper machines at our mill in Sartell, Minnesota.

Other operating income.  Other operating income in 2012 reflected insurance proceeds in excess of costs and property damages incurred of $60.6 million, as we reached a final settlement agreement with our insurance provider for property and business losses resulting from the fire and explosion at our Sartell mill.

Interest expense.  Verso Paper’s interest expense for 2012 was $135.4 million, compared to $126.6 million for 2011.  Verso Holdings’ interest expense for 2012, was $127.9 million compared to $122.2 million for 2011.

Other loss, net.  Verso Paper’s other loss, net for 2012 was $7.4 million, compared to a net loss of $26.1 million for 2011.  Verso Holdings other loss, net for 2012 was $7.4 million, compared to a net loss of $25.8 million for 2011.  Included in the results for 2012 and 2011 were losses of $8.2 million and $26.1 million, respectively, related to the early retirement of debt in connection with debt refinancing.

Income tax (benefit) expense.  Income tax benefit for 2012 of $1.4 million resulted from a reduction in the deferred tax liability related to the non-cash trademark impairment charge that was taken as a result of a reduction in production capacity from the closure of the Sartell mill.

Reconciliation of Cash Flows from Operating Activities to Adjusted EBITDA

EBITDA consists of earnings before interest, taxes, depreciation, and amortization.  EBITDA is a measure commonly used in our industry, and we present EBITDA to enhance your understanding of our operating performance.  We use EBITDA as a way of evaluating our performance relative to that of our peers.  We believe that EBITDA is an operating performance measure, and not a liquidity measure, that provides investors and analysts with a measure of operating results unaffected by differences in capital structures, capital investment cycles, and ages of related assets among otherwise comparable companies. See our reconciliation of EBITDA to net income provided in Item 6, Selected Financial Data.

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

However, EBITDA and Adjusted EBITDA are not measurements of financial performance determined in accordance with GAAP and are susceptible to varying calculations. EBITDA and Adjusted EBITDA, as presented, may not be comparable to similarly titled measures of other companies.  You should consider our EBITDA and Adjusted EBITDA in addition to, and not as a substitute for or superior to, our operating or net income or cash flows from operating activities, determined in accordance with GAAP.

The following table reconciles cash flows from operating activities to Adjusted EBITDA for the periods presented:

	Verso Paper
	Year Ended December 31,
(Dollars in millions)	2013	2012	2011
Cash flows (used in) provided by operating activities	$(27.7)	$12.0	$14.5
Income tax (benefit) expense	(0.6)	(1.4)	0.2
Amortization of debt issuance costs	(5.4)	(5.3)	(5.4)
Accretion of discount on long-term debt	(0.6)	(1.4)	(4.1)
Loss on early extinguishment of debt, net	—	(8.2)	(26.1)
Asset impairment	—	(77.4)	—
Goodwill impairment	—	—	(18.7)
Equity award expense	(1.8)	(2.7)	(2.4)
Interest income	—	—	(0.1)
Interest expense	137.8	135.5	126.6
Gain (loss) on disposal of fixed assets	4.0	45.7	(0.3)
Other, net	(0.8)	5.0	(1.0)
Changes in assets and liabilities, net	25.8	(23.4)	31.7
EBITDA	130.7	78.4	114.9
Merger related costs(1)	5.2	—	—
Restructuring charges(2)	1.4	102.4	24.5
Gain on insurance settlement (3)	—	(52.6)	—
Goodwill impairment(4)	—	—	18.7
Loss on extinguishment of debt, net(5)	2.8	8.2	26.1
Hedge (gains) losses (6)	(14.3)	(3.7)	7.5
Equity award expense(7)	1.8	2.7	2.4
Other items, net(8)	1.9	4.7	8.4
Adjusted EBITDA before pro forma effects of profitability program	$129.5	$140.1	$202.5

(1)	Represents costs incurred in connection with the Merger Agreement.

(2)	Represents costs associated with the closure of the former Sartell mill in 2012 and the shutdown of three paper machines in 2011.

(3)	Represents gain on insurance settlement resulting from the fire at the former Sartell mill in 2012.

(4)	Represents impairment of goodwill allocated to the coated paper segment.

(5)	Represents net loss related to debt refinancing.

(6)	Represents unrealized (gains) losses on energy-related derivative contracts.

(7)	Represents amortization of non-cash incentive compensation.

(8)	Represents miscellaneous non-cash and other earnings adjustments, including the gain on sale of the former Sartell mill and Verso Fiber Farm LLC in 2013.

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

Liquidity and Capital Resources

We rely primarily upon cash flow from operations and borrowings under our revolving credit facilities to finance operations, capital expenditures, and fluctuations in debt service requirements.  As of December 31, 2013, $140.7 million was available for future borrowing under our revolving credit facilities.  We believe that our ability to manage cash flow and working capital levels, particularly inventory and accounts payable, will allow us to meet our current and future obligations, pay scheduled principal and interest payments, and provide funds for working capital, capital expenditures, and other needs of the business for at least the next twelve months.  However, no assurance can be given that we will be able to generate sufficient cash flows from operations or that future borrowings will be available under our revolving credit facilities in an amount sufficient to fund our liquidity needs.  As we focus on managing our expenses and cash flows, we continue to assess and implement, as appropriate, various earnings enhancement and expense reduction initiatives.  Management has developed a company-wide cost reduction program and expects to yield approximately $46 million of additional cost reductions, of which, approximately $39 million are expected to be realized in 2014, and the remaining $7 million are expected to be realized in 2015. We continue to search for and develop additional cost savings measures.

Verso Paper’s and Verso Holdings’ cash flows from operating, investing and financing activities, as reflected in the accompanying consolidated statements of cash flows, are summarized in the following table.

	VERSO PAPER			VERSO HOLDINGS
	Year Ended December 31,			Year Ended December 31,
(Dollars in thousands)	2013	2012	2011	2013	2012	2011
Net cash (used in) provided by:
Operating activities	$(27,732)	$12,008	$14,511	$(27,462)	$11,302	$14,562
Investing activities	(13,755)	(7,069)	(66,205)	(13,755)	(7,069)	(66,205)
Financing activities	(8,743)	(38,283)	(6,217)	(9,013)	(37,558)	(6,268)
Net change in cash and cash equivalents	$(50,230)	$(33,344)	$(57,911)	$(50,230)	$(33,325)	$(57,911)

Operating activities.  In 2013, Verso Paper’s net cash used in operating activities of $27.7 million reflects a net loss of $111.2 million adjusted for non-cash depreciation, amortization, and accretion of $110.7 million and an increase in cash used by changes in working capital of $26.2 million.  The change in working capital reflects increases in inventory and accounts receivable and decreases in accounts payable.

Verso Paper’s net cash provided by operating activities of $12.0 million in 2012 reflects a net loss of $173.8 million adjusted for non-cash depreciation, amortization, depletion, and accretion and non-cash losses on early extinguishment of debt and asset impairment charges totaling $210.5 million and a decrease in working capital of $31.2 million, which was primarily due to decreases in inventory and accounts receivable.  In 2011, Verso Paper’s net cash provided by operating activities of $14.5 million reflects a net loss of $137.1 million adjusted for non-cash depreciation, amortization, depletion, and accretion and non-cash losses on early extinguishment of debt and goodwill impairment totaling $186.6 million and an increase in working capital of $40.5 million, which was primarily due to increases in inventory and accounts receivable.   Verso Holdings’ operating cash flows are the same as those of Verso Paper in all material respects.

Investing activities.  In 2013, Verso Paper’s net cash used in investing activities of $13.8 million reflects proceeds from sale of Sartell and Fiber Farm of $28.4 million offset by capital expenditures of $40.7 million, net of $13.7 million received from governmental grants associated with a renewable energy project at our mill in Bucksport, Maine. This compares to net cash used in investing activities of $7.1 million in 2012, which reflects $59.9 million in capital expenditures net of $14.7 million received from governmental grants associated with a renewable energy project at our mill in Quinnesec, Michigan and $51.0 million in proceeds attributable to property, plant and equipment from the insurance settlement related to the fire at our Sartell mill.  In 2011, net cash used in investing activities of $66.2 million reflects $90.3 million in capital expenditures net of $24.8 million in funds transferred from restricted cash for use on a renewable energy project at our mill in Quinnesec, Michigan.  Verso Holdings’ investing cash flows are the same as those of Verso Paper.

Financing activities.  In 2013, Verso Paper’s net cash used in financing activities was $8.7 million and consisted primarily of payments on the Verso Finance Senior Unsecured Term Loans. Verso Holdings' distribution to Verso Finance for payment of the Senior Unsecured Term Loans is reflected as a return of capital in the Statement of Cash Flows.

In 2012, Verso Paper’s net cash used in financing activities was $38.3 million and reflects a total of $355.0 million in cash payments to repurchase and retire and to redeem a total of $315.0 million aggregate principal amount of our 11.5% Senior Secured Notes due 2014 and to exchange $166.9 million aggregate principal amount of our Second Priority Senior Secured Floating Rate Notes due 2014 along with $157.5 million aggregate principal amount of our Senior Subordinated Notes due 2016 for a total of $271.6 million aggregate principal amount of our 11.75% Secured Notes due 2019.  Cash provided by financing activities includes $316.7 million in net proceeds from the issuance of long-term debt after discount, underwriting fees and issuance costs, primarily related to the issuance of $345.0 million aggregate principal amount of our 11.75% Senior Secured Notes due 2019.

In 2011, Verso Paper’s net cash used in financing activities was $6.2 million, reflecting cash payments of $390.0 million to repurchase long term debt and pay related fees and charges, net of $383.8 million in proceeds from the issuance of $396.0 million aggregate principal amount of Second Priority Senior Secured Notes net of discount, underwriting fees and issuance costs.

Indebtedness.  As of December 31, 2013, the principal amount of Verso Paper’s total indebtedness was $1,241.3 million and the principal amount of Verso Holdings’ total indebtedness was $1,264.6 million (including a $23.3 million loan from Verso Finance Holdings to Chase NMTC Verso Investment Fund).

Revolving credit facilities.  In 2012, Verso Holdings entered into new revolving credit facilities consisting of a $150.0 million ABL Facility and a $50.0 million Cash Flow Facility.  The revolving credit facilities were used to repay the outstanding indebtedness under the prior $200.0 million revolving credit facility and are used to provide ongoing working capital and for other general corporate purposes.  The indebtedness under the revolving credit facilities bears interest at a floating rate based on a margin over a base rate or eurocurrency rate.  As December 31, 2013, the applicable margin for advances under the ABL Facility was 1.00% for base rate advances and 2.00% for LIBOR advances, and the applicable margin for advances under the Cash Flow Facility was 3.50% for base rate advances and 4.50% for LIBOR advances.  Verso Holdings is required to pay a commitment fee to the lenders in respect of the unused commitments under the ABL Facility at an annual rate equal to either 0.375% or 0.50%, based on daily average utilization, and under the Cash Flow Facility at an annual rate of 0.625%.  The indebtedness under the revolving credit facilities is guaranteed jointly and severally by Verso Finance and each of Verso Holdings’ subsidiaries, subject to certain exceptions, and the indebtedness and guarantees are senior secured obligations of Verso Holdings and the guarantors, respectively.  The indebtedness under the ABL Facility and related guarantees are secured by first-priority security interests, subject to permitted liens, in substantially all of Verso Holdings’, Verso Finance’s, and the subsidiary guarantors’ inventory and accounts receivable, or “ABL Priority Collateral,” and second-priority security interests, subject to permitted liens, in substantially all of their other assets, or “Notes Priority Collateral.”  The indebtedness under the Cash Flow Facility and related guarantees are secured, pari passu with the 11.75% Senior Secured Notes due 2019 and related guarantees, by first-priority security interests in the Notes Priority Collateral and second-priority security interests in the ABL Priority Collateral.  The revolving facilities will mature on May 4, 2017, unless, on any of the dates that is 91 days prior to the earliest scheduled maturity of any of the Second Priority Senior Secured Floating Rate Notes due 2014, the 11.38% Senior Subordinated Notes, or the senior unsecured term loan, an aggregate principal amount in excess of $100.0 million of indebtedness under such existing second-lien notes, subordinated notes or senior unsecured term loan, as applicable, is outstanding, in which case the revolving credit facilities will mature on such earlier date.  On January 3, 2014, Verso Holdings entered into certain amendments to the revolving credit facilities in connection with the Merger, in which (a) the lenders under each of our revolving credit facilities consented to the Merger and the other transactions contemplated by the Merger Agreement, including the incurrence of certain additional indebtedness, (b) the lenders consented to amendments to allow the sale and/or financing of certain non-core assets and (c) the parties agreed to amend our revolving credit facilities to allow for certain other transactions upon the consummation of the Merger and the other transactions contemplated by the Merger Agreement. The ABL Facility had no outstanding balance, $42.3 million in letters of credit issued, and $90.7 million available for future borrowing as of December 31, 2013.  The Cash Flow Facility had no outstanding balance, no letters of credit issued, and $50.0 million available for future borrowing as of December 31, 2013.

11.75% Senior Secured Notes due 2019.  On January 31, 2013, Verso Holdings issued $72.9 million aggregate principal amount of its 11.75% Senior Secured Notes due 2019 to certain lenders holding approximately $85.8 million aggregate principal amount of Verso Finance’s Senior Unsecured Term Loans, and net accrued interest through the closing date, at an exchange rate of 85%, in exchange for the assignment to Verso Finance of the Senior Unsecured Term Loans and the cancellation of such loans. After the exchange there are no longer any outstanding Senior Unsecured Term Loans.

In 2012, Verso Holdings issued $345.0 million aggregate principal amount of 11.75% Senior Secured Notes due 2019.  Verso Holdings used $332.0 million of net proceeds from the notes issuance, after deducting the discount, underwriting fees and offering expenses, along with $0.6 million of available cash, to repurchase and retire $270.6 million and to redeem $44.4 million aggregate principal amount of the 11.5% Senior Secured Notes due 2014.

The 11.75% Senior Secured Notes due 2019 issued in 2012 and 2013 constitute one class of securities. The notes bear interest, payable semi-annually, at the rate of 11.75% per year.  The notes are guaranteed jointly and severally by each of Verso Holdings’ subsidiaries, subject to certain exceptions, and the notes and guarantees are senior secured obligations of Verso Holdings and the guarantors, respectively.  The indebtedness under the notes and related guarantees are secured, pari passu with the Cash Flow Facility and related guarantees, by first-priority security interests in the Notes Priority Collateral and second-priority security interests in the ABL Priority Collateral.  The notes will mature on January 15, 2019; provided, however, that, if as of 45 days prior to the maturity dates of our 11.375% Senior Subordinated Notes due 2016, more than $100.0 million of such Senior Subordinated Notes remains outstanding, the notes will mature on that day.

11.75% Secured Notes due 2019. In 2012, Verso Holdings issued $271.6 million aggregate principal amount of 11.75% Secured Notes due 2019.  Verso Holdings issued the notes pursuant to two separate exchange offers whereby it  (a) issued $166.9 million aggregate principal amount of the notes and paid $5.0 million in cash in exchange for $166.9 million aggregate principal amount of its Second Priority Senior Secured Floating Rate Notes due 2014 and (b) issued $104.7 million aggregate principal amount of the notes and paid $17.3 million in cash in exchange for $157.5 million aggregate principal amount of its 11.38% Senior Subordinated Notes due 2016.  The notes bear interest, payable semi-annually, at the rate of 11.75% per year.  The notes are guaranteed jointly and severally by each of Verso Holdings’ subsidiaries, subject to certain exceptions, and the notes and guarantees are senior secured obligations of Verso Holdings and the guarantors, respectively.  The notes and related guarantees are secured by security interests, subject to permitted liens, in substantially all of Verso Holdings’ and the guarantors’ tangible and intangible assets.  The security interests securing the notes rank junior to those securing the obligations under the ABL Facility, the Cash Flow Facility, and the 11.75% Senior Secured Notes due 2019 and rank senior to those securing the 8.75% Second Priority Senior Secured Notes due 2019.  The notes will mature on January 15, 2019.

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

Second Priority Senior Secured Floating Rate Notes due 2014.  In 2006, Verso Holdings issued $250.0 million aggregate principal amount of Second Priority Senior Secured Floating Rate Notes due 2014.  Through 2011, Verso Holdings had repurchased and retired a total of $69.8 million aggregate principal amount of the notes.  In 2012, Verso Holdings issued $166.9 million aggregate principal amount of 11.75% Secured Notes due 2019 and paid $5.0 million in cash in exchange for $166.9 million aggregate principal amount of the Second Priority Senior Secured Floating Rate Notes.  Following the exchange, $13.3 million aggregate principal amount of the Second Priority Senior Secured Floating Rate Notes remain outstanding.  As of May 8, 2012, the Second Priority Senior Secured Floating Rate Notes due 2014 are no longer secured by any collateral. The notes bear interest, payable quarterly, at a rate equal to LIBOR plus 3.75% per year.  As of December 31, 2013, the interest rate on the notes was 3.99% per year.  The notes are guaranteed jointly and severally by each of Verso Holdings’ subsidiaries, subject to certain exceptions.  The notes will mature on August 1, 2014. As of December 31, 2013, the balance of the Second Priority Senior Secured Floating Rate Notes is included in Current maturities of long-term debt on the accompanying consolidated balance sheets.

11.38% Senior Subordinated Notes due 2016.  In 2006, Verso Holdings issued $300.0 million aggregate principal amount of 11.38% Senior Subordinated Notes due 2016.  In 2012, Verso Holdings issued $104.7 million aggregate principal amount of 11.75% Secured Notes due 2019 and paid $17.3 million in cash in exchange for $157.5 million aggregate principal amount of the 11.38% Senior Subordinated Notes.  Following the exchange, $142.5 million aggregate principal amount of the 11.38% Senior Subordinated Notes remain outstanding. The notes bear interest, payable semi-annually, at the rate of 11.38% per year.  The notes are guaranteed jointly and severally by each of Verso Holdings’ subsidiaries, subject to certain exceptions, and the notes and guarantees are unsecured senior subordinated obligations of Verso Holdings and the guarantors, respectively.  The notes will mature on August 1, 2016.

Loan from Verso Paper Finance Holdings LLC/ Verso Paper Holdings LLC.  In 2010, Verso Quinnesec REP LLC, an indirect, wholly-owned subsidiary of Verso Holdings, entered into a financing transaction with Chase NMTC Verso Investment Fund, LLC, or the “Investment Fund,” a consolidated variable interest entity.  Under this arrangement, Verso Holdings loaned $23.3 million to Verso Finance at an interest rate of 6.5% per year and with a maturity of December 29, 2040, and Verso Finance, in turn, loaned the funds on similar terms to the Investment Fund.  The Investment Fund then contributed the loan proceeds to certain community development entities, which, in turn, loaned the funds on similar terms to Verso Quinnesec REP LLC as partial financing for the renewable energy project at our mill in Quinnesec, Michigan.

As a holding company, Verso Paper’s investments in its operating subsidiaries constitute substantially all of its operating assets.  Consequently, Verso Paper’s subsidiaries conduct all of its consolidated operations and own substantially all of its operating assets. Verso Paper’s principal source of the cash it needs to pay its debts is the cash that its subsidiaries generate from their operations and their borrowings. Verso Paper’s subsidiaries are not obligated to make funds available to it.  The terms of the revolving credit facilities and the indentures governing the outstanding notes of Verso Paper’s subsidiaries significantly restrict its subsidiaries from paying dividends and otherwise transferring assets to Verso Paper.  Furthermore, Verso Paper’s subsidiaries are permitted under the terms of the revolving credit facilities and the indentures to incur additional indebtedness that may severely restrict or prohibit the making of distributions, the payment of dividends, or the making of loans by such subsidiaries to Verso Paper.  Although the terms of the debt agreements of Verso Paper’s subsidiaries do not restrict its operating subsidiaries from obtaining funds from their respective subsidiaries to fund their operations and payments on indebtedness, there can be no assurance that the agreements governing the current and future indebtedness of its subsidiaries will permit its subsidiaries to provide Verso Paper with sufficient dividends, distributions or loans to fund its obligations or pay dividends to its stockholders.

We may elect to retire our outstanding debt in open market purchases, privately negotiated transactions, or otherwise.  These repurchases may be funded through available cash from operations and borrowings under our revolving credit facilities.  Such repurchases are dependent on prevailing market conditions, our liquidity requirements, contractual restrictions, and other factors.

Financing Transactions in Connection with the Merger. On January 3, 2014, Verso Paper, Verso Merger Sub Inc., a Delaware corporation and an indirect, wholly owned subsidiary of Verso Paper, or “Merger Sub,” and NewPage Holdings Inc., a Delaware corporation, or “NewPage,” entered into the Merger Agreement, pursuant to which Merger Sub will merge with and into NewPage on the terms and subject to the conditions set forth in the Merger Agreement, or the “Merger,” with NewPage surviving the Merger as an indirect, wholly owned subsidiary of Verso.

The Merger Agreement provides for a series of transactions pursuant to which equity holders of NewPage will receive (i) $250 million in cash, approximately $243 million of which has been paid to NewPage’s stockholders as a dividend from the proceeds of the NewPage term loan facility, plus the cash actually received by NewPage in respect of any exercises of NewPage stock options between the date of the Merger Agreement and the closing of the Merger; (ii) up to $650 million aggregate principal amount of New First Lien Notes (valued at face value) to be issued at closing; and (iii) shares of our common stock representing 20% (subject to potential upward adjustment to 25% under certain circumstances) of the sum of the outstanding shares of our common stock as of immediately prior to closing and the shares, if any, underlying vested, in-the-money stock options as of the signing of the Merger Agreement, or collectively the "Merger Consideration." The amount of New First Lien Notes to be issued in the Merger is subject to downward adjustment, in an amount not to exceed $27 million in value, if NewPage makes certain restricted payments between September 30, 2013 and the closing of the Merger. If the Merger has not closed by August 31, 2014, and the reason for the failure to close by such date, or any subsequent delay in closing after such date, is solely the result of our failure to take certain actions to satisfy certain closing conditions, the amount of our common stock to be issued as Merger Consideration will increase in monthly increments by up to 5% so that the total amount of our common stock issued in the Merger Consideration would be up to 25% of the sum of the outstanding shares as of immediately prior to closing and the shares, if any, underlying vested, in-the-money stock options as of the signing of the Merger Agreement.

As described above, on January 3, 2014, in connection with the entry into the Merger Agreement, we entered into amendments of our revolving credit facilities such that (a) the lenders under each of our revolving credit facilities consented to the Merger and the other transactions contemplated by the Merger Agreement, including the incurrence of certain additional indebtedness, (b) the lenders consented to amendments to allow the sale and/or financing of certain non-core assets and (c) the parties agreed to amend our revolving credit facilities to allow for certain other transactions upon the consummation of the Merger and the other transactions contemplated by the Merger Agreement. The pricing terms, maturities and commitments under our revolving credit facilities remain unchanged.

At the time of the closing of the Merger, we expect to issue up to $650 million in aggregate principal amount of the New First Lien Notes to the current shareholders of NewPage as part of the consideration for the Merger. The New First Lien Notes will be substantially similar to the existing 11.75% Senior Secured Notes due 2019, except for certain additional restrictive covenants and that we expect that we will not be permitted to repurchase them for one year after their issuance date unless we pay the holders a make-whole premium.

The issuers and guarantors of our debt securities (including the New First Lien Notes) and the borrower and guarantors of our revolving credit facilities will not guarantee the obligations under NewPage’s term loan facility and NewPage’s ABL facility, and the borrower and guarantors under NewPage’s term loan facility and NewPage’s ABL facility will not guarantee the obligations under our debt securities and credit facilities. Upon the consummation of the Merger, NewPage Holdings Inc. (but not the subsidiaries of NewPage) will guarantee certain of our debt securities and our credit facilities as required by the terms governing such debt.

Exchange Offer Transactions. On January 13, 2014, in accordance with the terms of the Merger Agreement, Verso Holdings and its direct, wholly owned subsidiary, Verso Paper Inc., or collectively the “Issuers,” commenced offers to exchange their new Second Priority Adjustable Senior Secured Notes, or the “New Second Lien Notes,” and new Adjustable Senior Subordinated Notes, or the “New Subordinated Notes,” for any and all of the Issuers' outstanding 8.75% Second Priority Senior Secured Notes due 2019, or the “Old Second Lien Notes,” and 11.38% Senior Subordinated Notes due 2016, or the “Old Subordinated Notes,” respectively. In connection with the exchange offers, the Issuers solicited consents to amend the Old Second Lien Notes, the Old Subordinated Notes and the indentures governing the Old Second Lien Notes and the Old

Subordinated Notes. The proposed amendments, which required the consent of a majority in outstanding aggregate principal amount of Old Second Lien Notes and Old Subordinated Notes, respectively, would have eliminated or waived substantially all of the restrictive covenants, eliminated certain events of default, modified covenants regarding mergers and transfer of assets, and modified or eliminated certain other provisions. In addition, the consents with respect to the Old Second Lien Notes would have authorized a release of the liens and security interests in the collateral securing the Old Second Lien Notes.

On February 28, 2014, the Issuers announced the expiration of the exchange offers.  As of the expiration date, the minimum tender conditions for the exchange offers had not been satisfied.  We have notified NewPage of our failure to consummate the exchange offers and will continue to explore all options.

Covenant Compliance

The credit agreement and the indentures governing our notes contain affirmative covenants as well as restrictive covenants which limit our ability to, among other things, incur additional indebtedness; pay dividends or make other distributions; repurchase or redeem our stock; make investments; sell assets, including capital stock of restricted subsidiaries; enter into agreements restricting our subsidiaries’ ability to pay dividends; consolidate, merge, sell or otherwise dispose of all or substantially all of our assets; enter into transactions with our affiliates; and incur liens.  These covenants can result in limiting our long-term growth prospects by hindering our ability to incur future indebtedness or grow through acquisitions. The material covenants in the indentures that are impacted by the calculation of Adjusted EBITDA are those that govern the amount of indebtedness that Verso Holdings and its subsidiaries may incur, whether Verso Holdings may make certain dividends, distributions or payments on subordinated indebtedness, and whether Verso Holdings may merge with another company.  Although there are limited baskets for incurring indebtedness contained in the indentures, the primary means for incurring additional indebtedness under the Indentures is to have a pro forma Fixed Charge Coverage Ratio of at least 2.00 to 1.00 after the incurrence of such additional indebtedness.  This same test also applies to most dividends and other payments made in respect of Verso Holdings’ equity and subordinated indebtedness and also to whether Verso Holdings may merge with another company.  In the case of a merger, Verso Holdings may merge so long as either its Fixed Charge Coverage Ratio is at least 2.00 to 1.00 or that same ratio improves after giving pro forma effect to the merger.  If Verso Holdings were not able to meet the Fixed Charge Coverage Ratio requirement contained in these covenants, it would limit our long-term growth prospects, as it would severely hinder Verso Holdings’ ability to incur additional indebtedness for the purpose of completing acquisitions or capital improvement programs, among other things.  In addition, if the ratio test were not met, distributions by Verso Holdings to Verso Paper would also be severely restricted. As of December 31, 2013, we were in compliance in all material respects with the covenants in our debt agreements.

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

Contractual Obligations

The following table reflects our contractual obligations and commercial commitments as of December 31, 2013. Commercial commitments include lines of credit, guarantees, and other potential cash outflows resulting from a contingent event that requires our performance pursuant to a funding commitment.

	Payments due by period
		Less than			More than
(Dollars in millions)	Total	1 year	1-3 years	3-5 years	5 years
Verso Paper Holdings LLC
Long-term debt(1)	$1,870.2	$147.4	$399.6	$231.3	$1,091.9
Operating leases	9.7	5.3	3.6	0.6	0.2
Purchase obligations(2)	375.0	85.5	83.3	76.6	129.6
Other long-term liabilities(3)	25.6	0.5	2.7	2.4	20.0
Chase NMTC Verso Investment Fund LLC
Loan from Verso Paper Finance Holdings LLC	64.2	1.5	3.0	3.0	56.7
Total contractual obligations for Verso Paper Holdings LLC	2,344.7	240.2	492.2	313.9	1,298.4
Debt for Verso Paper Finance Holdings LLC	64.2	1.5	3.0	3.0	56.7
Eliminate loans from affiliates	(128.4)	(3.0)	(6.0)	(6.0)	(113.4)
Total contractual obligations for Verso Paper Corp.	$2,280.5	$238.7	$489.2	$310.9	$1,241.7

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

We are primarily focused on serving two end-user segments: catalogs and magazines.  Coated paper demand is primarily driven by advertising and print media usage.  Advertising spending and magazine and catalog circulation tend to correlate with gross domestic product, or "GDP," in the United States, as they rise with a strong economy and contract with a weak economy.

Many of our customers provide us with forecasts of their paper needs, which allows us to plan our production runs in advance, optimizing production over our integrated mill system and thereby reducing costs and increasing overall efficiency.  Generally, our sales agreements do not extend beyond the calendar year, and they typically provide for semiannual price adjustments based on market price movements.

We reach our end-users through several channels, including printers, brokers, paper merchants, and direct sales to end-users.  We sell and market our products to approximately 130 customers.  During 2013, Quad/Graphics, Inc. and Central National-Gottesman, Inc. accounted for approximately 12% and 10% of our total net sales, respectively.

Interest Rates

We have issued fixed- and floating-rate debt in order to manage our variability to cash flows from interest rates.  Borrowings under the revolving credit facilities and the Second Priority Senior Secured Floating Rate Notes due 2014 accrue interest at variable rates.  A 100 basis point increase in quoted interest rates on our outstanding floating-rate debt as of December 31, 2013, would increase annual interest expense by $0.1 million.  While we may enter into agreements limiting our exposure to higher interest rates, any such agreements may not offer complete protection from this risk.

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

We do not hedge the entire exposure of our operations from commodity price volatility for a variety of reasons.  To the extent that we do not hedge against commodity price volatility, our results of operations may be affected either favorably or unfavorably by a shift in the future price curve.  As of December 31, 2013, we had assets for net unrealized gains of $10.5 million on open commodity contracts with maturities of one to twelve months.  These derivative instruments involve the exchange of net cash settlements, based on changes in the price of the underlying commodity index compared to the fixed price offering, at specified intervals without the exchange of any underlying principal.  A 10% decrease in commodity prices would have a negative impact of approximately $4.2 million on the fair value of such instruments.  This quantification of exposure to market risk does not take into account the offsetting impact of changes in prices on anticipated future energy purchases.

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

Off-Balance Sheet Arrangements

None.

Item 8. Financial Statements and Supplementary Data

Verso Paper Corp.
Verso Paper Holdings LLC

Consolidated Financial Statements
For the Years Ended December 31, 2013, 2012, and 2011

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING - VERSO PAPER CORP.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of Verso Paper Corp.’s internal control over financial reporting as of December 31, 2013, based upon the guidelines established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Verso Paper Corp.’s internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America.

Based on the results of our evaluation, our management concluded that Verso Paper Corp.’s internal control over financial reporting was effective as of December 31, 2013. We reviewed the results of management’s assessment with our Audit Committee.

The effectiveness of Verso Paper Corp.’s internal control over financial reporting as of December 31, 2013, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their attestation report which appears below.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING - VERSO PAPER HOLDINGS LLC

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of Verso Paper Holdings LLC’s internal control over financial reporting as of December 31, 2013, based upon the guidelines established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Verso Paper Holdings LLC’s internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America.

Based on the results of our evaluation, our management concluded that Verso Paper Holdings LLC’s internal control over financial reporting was effective as of December 31, 2013. We reviewed the results of management’s assessment with our Audit Committee.

The effectiveness of Verso Paper Holdings LLC’s internal control over financial reporting as of December 31, 2013, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their attestation report which appears below.

REPORT OF DELOITTE & TOUCHE LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM, ON CONSOLIDATED FINANCIAL STATEMENTS

To the Board of Directors and Stockholders of Verso Paper Corp.:

We have audited the accompanying consolidated balance sheets of Verso Paper Corp., and subsidiaries (the "Company"), a majority-owned subsidiary of Verso Paper Management LP, as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 5, 2014 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP

Memphis, Tennessee
March 5, 2014

REPORT OF DELOITTE & TOUCHE LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM, ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Board of Directors and Stockholders of Verso Paper Corp.:

We have audited the internal control over financial reporting of Verso Paper Corp., and subsidiaries, (the “Company”), a majority-owned subsidiary of Verso Paper Management LP, as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2013 of the Company and our report dated March 5, 2014 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

Memphis, Tennessee
March 5, 2014

REPORT OF DELOITTE & TOUCHE LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM, ON CONSOLIDATED FINANCIAL STATEMENTS

To the Board of Directors and Member of Verso Paper Holdings LLC:

We have audited the accompanying consolidated balance sheets of Verso Paper Holdings LLC, and subsidiaries, (the “Company”), a wholly-owned subsidiary of Verso Paper Finance Holdings LLC, as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, changes in member's equity, and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 5, 2014 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP

Memphis, Tennessee
March 5, 2014

REPORT OF DELOITTE & TOUCHE LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM, ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Board of Directors and Member of Verso Paper Holdings LLC:

We have audited the internal control over financial reporting of Verso Paper Holdings LLC, and subsidiaries, (the “Company”), a wholly-owned subsidiary of Verso Paper Finance Holdings LLC, as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2013 of the Company and our report dated March 5, 2014 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

Memphis, Tennessee
March 5, 2014

CONSOLIDATED BALANCE SHEETS

	VERSO PAPER		VERSO HOLDINGS
	December 31,		December 31,
(Dollars in thousands, except per share amounts)	2013	2012	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$11,295	$61,525	$11,240	$61,470
Accounts receivable, net	104,498	100,888	104,624	101,014
Inventories	137,687	131,467	137,687	131,467
Assets held for sale	50	24,867	50	24,867
Prepaid expenses and other assets	20,621	4,026	20,621	3,996
Total current assets	274,151	322,773	274,222	322,814
Property, plant, and equipment, net	742,946	793,031	742,946	793,031
Intangibles and other assets, net	81,455	93,127	104,760	116,432
Total assets	$1,098,552	$1,208,931	$1,121,928	$1,232,277
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$88,412	$92,079	$88,412	$92,079
Accrued liabilities	122,335	120,180	122,435	119,121
Current maturities of long-term debt	13,310	8,501	13,310	—
Liabilities related to assets held for sale	—	176	—	176
Total current liabilities	224,057	220,936	224,157	211,376
Long-term debt	1,235,167	1,248,458	1,258,472	1,187,052
Other liabilities	56,599	61,223	50,425	54,448
Total liabilities	1,515,823	1,530,617	1,533,054	1,452,876
Commitments and contingencies (Note 19)	—	—	—	—
Equity:
Preferred stock -- par value $0.01 (20,000,000 shares authorized, no shares issued)	—	—	n/a	n/a
Common stock -- par value $0.01 (250,000,000 shares authorized with 53,246,715 shares issued and 53,172,484 outstanding on December 31, 2013, and with 52,951,379 shares issued and 52,896,374 outstanding on December 31, 2012)	533	530	n/a	n/a
Treasury stock -- at cost (74,231 shares on December 31, 2013 and 55,005 shares on December 31, 2012)	(106)	(84)	n/a	n/a
Paid-in-capital	220,960	219,158	231,489	324,562
Retained deficit	(627,223)	(516,017)	(631,180)	(519,888)
Accumulated other comprehensive loss	(11,435)	(25,273)	(11,435)	(25,273)
Total deficit	(417,271)	(321,686)	(411,126)	(220,599)
Total liabilities and equity	$1,098,552	$1,208,931	$1,121,928	$1,232,277

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

	VERSO PAPER			VERSO HOLDINGS
	Year Ended December 31,			Year Ended December 31,
(Dollars in thousands, except per share amounts)	2013	2012	2011	2013	2012	2011
Net sales	$1,388,899	$1,474,612	$1,722,489	$1,388,899	$1,474,612	$1,722,489
Costs and expenses:
Cost of products sold - (exclusive of depreciation, amortization, and depletion)	1,179,085	1,272,630	1,460,290	1,179,085	1,272,630	1,460,290
Depreciation, amortization, and depletion	104,730	118,178	125,295	104,730	118,178	125,295
Selling, general, and administrative expenses	73,777	74,415	78,059	73,777	74,364	78,007
Goodwill impairment	—	—	18,695	—	—	10,551
Restructuring charges	1,378	102,404	24,464	1,378	102,404	24,464
Total operating expenses	1,358,970	1,567,627	1,706,803	1,358,970	1,567,576	1,698,607
Other operating income	(3,971)	(60,594)	—	(3,971)	(60,594)	—
Operating income (loss)	33,900	(32,421)	15,686	33,900	(32,370)	23,882
Interest income	(25)	(8)	(99)	(1,539)	(1,523)	(1,614)
Interest expense	137,728	135,461	126,607	138,626	127,943	122,213
Other loss, net	7,965	7,379	26,042	7,965	7,380	25,812
Loss before income taxes	(111,768)	(175,253)	(136,864)	(111,152)	(166,170)	(122,529)
Income tax (benefit) expense	(562)	(1,424)	197	—	—	—
Net loss	$(111,206)	$(173,829)	$(137,061)	$(111,152)	$(166,170)	$(122,529)
Loss per common share
Basic	$(2.09)	$(3.29)	$(2.61)
Diluted	(2.09)	(3.29)	(2.61)
Weighted average common shares outstanding (in thousands)
Basic	53,124	52,850	52,595
Diluted	53,124	52,850	52,595

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	VERSO PAPER			VERSO HOLDINGS
	Year Ended December 31,			Year Ended December 31,
(Dollars in thousands)	2013	2012	2011	2013	2012	2011
Net loss	$(111,206)	$(173,829)	$(137,061)	$(111,152)	$(166,170)	$(122,529)
Other comprehensive income (loss):
Derivative financial instruments:
Effective portion of net unrealized losses	—	(1,365)	(5,188)	—	(1,365)	(5,188)
Reclassification from accumulated other comprehensive loss to net income (loss)	335	5,856	2,838	335	5,856	2,838
Defined benefit pension plan:
Pension liability adjustment	11,221	(4,185)	(12,079)	11,221	(4,185)	(12,079)
Amortization of net loss and prior service cost	2,282	2,960	2,002	2,282	2,960	2,002
Other	—	119	23	—	119	23
Other comprehensive income (loss)	13,838	3,385	(12,404)	13,838	3,385	(12,404)
Comprehensive loss	$(97,368)	$(170,444)	$(149,465)	$(97,314)	$(162,785)	$(134,933)

See notes to consolidated financial statements.

VERSO PAPER CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2013, 2012, AND 2011
(Dollars and shares in thousands)	Common Shares	Common Stock	Treasury Shares	Treasury Stock	Paid-in- Capital	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity (Deficit)
Balance - December 31, 2010	52,467	$525	—	$—	$214,050	$(205,127)	$(16,254)	$(6,806)
Net loss	—	—	—	—	—	(137,061)	—	(137,061)
Other comprehensive loss	—	—	—	—	—	—	(12,404)	(12,404)
Common stock issued for restricted stock, net	158	1	(26)	(53)	(1)	—	—	(53)
Stock option exercise	6	—	—	—	16	—	—	16
Equity award expense	—	—	—	—	2,420	—	—	2,420
Balance - December 31, 2011	52,631	526	(26)	(53)	216,485	(342,188)	(28,658)	(153,888)
Net loss	—	—	—	—	—	(173,829)	—	(173,829)
Other comprehensive income	—	—	—	—	—	—	3,385	3,385
Common stock issued for restricted stock, net	320	4	(29)	(31)	(4)	—	—	(31)
Equity award expense	—	—	—	—	2,677	—	—	2,677
Balance - December 31, 2012	52,951	530	(55)	(84)	219,158	(516,017)	(25,273)	(321,686)
Net loss	—	—	—	—	—	(111,206)	—	(111,206)
Other comprehensive income	—	—	—	—	—	—	13,838	13,838
Common stock issued for restricted stock, net	296	3	(19)	(22)	(3)	—	—	(22)
Equity award expense	—	—	—	—	1,805	—	—	1,805
Balance - December 31, 2013	53,247	$533	(74)	$(106)	$220,960	$(627,223)	$(11,435)	$(417,271)

See notes to consolidated financial statements.

VERSO PAPER HOLDINGS LLC
CONSOLIDATED STATEMENTS OF CHANGES IN MEMBER'S EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2013, 2012, AND 2011
(Dollars in thousands)	Paid-in- Capital	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Total Member's Equity (Deficit)
Balance - December 31, 2010	$318,690	$(231,019)	$(16,254)	$71,417
Cash distributions	—	(88)	—	(88)
Net loss	—	(122,529)	—	(122,529)
Other comprehensive loss	—	—	(12,404)	(12,404)
Equity award expense	2,420	—	—	2,420
Balance - December 31, 2011	321,110	(353,636)	(28,658)	(61,184)
Cash distributions	—	(82)	—	(82)
Contribution from parent	776	—	—	776
Net loss	—	(166,170)	—	(166,170)
Other comprehensive income	—	—	3,385	3,385
Equity award expense	2,676	—	—	2,676
Balance - December 31, 2012	324,562	(519,888)	(25,273)	(220,599)
Cash distributions	—	(140)	—	(140)
Return of capital	(94,878)	—	—	(94,878)
Net loss	—	(111,152)	—	(111,152)
Other comprehensive income	—	—	13,838	13,838
Equity award expense	1,805	—	—	1,805
Balance - December 31, 2013	$231,489	$(631,180)	$(11,435)	$(411,126)

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	VERSO PAPER			VERSO HOLDINGS
	Year Ended December 31,			Year Ended December 31,
(Dollars in thousands)	2013	2012	2011	2013	2012	2011
Cash Flows From Operating Activities:
Net loss	$(111,206)	$(173,829)	$(137,061)	$(111,152)	$(166,170)	$(122,529)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation, amortization, and depletion	104,730	118,178	132,363	104,730	118,178	132,363
Restructuring charges	—	77,376	—	—	77,376	—
Loss on early extinguishment of debt, net	—	8,244	26,091	—	8,244	26,091
Amortization of debt issuance costs	5,398	5,317	5,396	5,368	4,957	5,036
Accretion of discount on long-term debt	572	1,421	4,101	572	1,421	4,101
Equity award expense	1,805	2,677	2,420	1,805	2,676	2,420
(Gain) loss on disposal of assets	(4,021)	(45,742)	323	(4,021)	(45,742)	323
Goodwill impairment	—	—	18,695	—	—	10,551
Other - net	808	(4,992)	(6,132)	808	(4,992)	(6,132)
Changes in assets and liabilities:
Accounts receivable	(3,610)	27,199	(21,078)	(3,610)	27,199	(21,201)
Inventories	(6,176)	28,269	(24,360)	(6,176)	28,269	(24,360)
Prepaid expenses and other assets	5,177	(8,969)	(787)	5,177	(8,969)	(801)
Accounts payable	(8,059)	(17,813)	(14,191)	(8,059)	(18,719)	(14,185)
Accrued liabilities	(13,150)	(5,328)	28,731	(12,904)	(12,426)	22,885
Net cash (used in) provided by operating activities	(27,732)	12,008	14,511	(27,462)	11,302	14,562
Cash Flows From Investing Activities:
Proceeds from insurance settlement	—	51,003	—	—	51,003	—
Proceeds from sale of assets	28,397	1,731	228	28,397	1,731	228
Transfers (to) from restricted cash, net	(1,492)	106	23,839	(1,492)	106	23,839
Capital expenditures	(40,660)	(59,909)	(90,272)	(40,660)	(59,909)	(90,272)
Net cash used in investing activities	(13,755)	(7,069)	(66,205)	(13,755)	(7,069)	(66,205)
Cash Flows From Financing Activities:
Borrowings on revolving credit facilities	145,000	112,500	—	145,000	112,500	—
Payments on revolving credit facilities	(145,000)	(112,500)	—	(145,000)	(112,500)	—
Proceeds from long-term debt	—	341,191	394,618	—	341,191	394,618
Debt issuance costs	(220)	(24,459)	(10,800)	(220)	(24,459)	(10,800)
Repayments of long-term debt	(8,501)	(354,984)	(389,998)	—	(354,984)	(389,998)
Return of capital	—	—	—	(8,653)	—	—
Contribution from parent	—	—	—	—	776	—
Cash distributions	—	—	—	(140)	(82)	(88)
Acquisition of treasury stock	(22)	(31)	(53)	—	—	—
Proceeds from issuance of common stock	—	—	16	—	—	—
Net cash used in financing activities	(8,743)	(38,283)	(6,217)	(9,013)	(37,558)	(6,268)
Change in cash and cash equivalents	(50,230)	(33,344)	(57,911)	(50,230)	(33,325)	(57,911)
Cash and cash equivalents at beginning of period	61,525	94,869	152,780	61,470	94,795	152,706
Cash and cash equivalents at end of period	$11,295	$61,525	$94,869	$11,240	$61,470	$94,795
Total interest paid	$129,467	$113,334	$115,651	$130,830	$114,849	$117,043
Total income taxes paid (received)	118	153	(8)

See notes to consolidated financial statements.

VERSO PAPER CORP. AND VERSO PAPER HOLDINGS LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2013 AND 2012, AND FOR THE YEARS ENDED DECEMBER 31, 2013, 2012, AND 2011

1. SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Business — Within our organization, Verso Paper Corp. is the ultimate parent entity and the sole member of Verso Paper Finance Holdings One LLC, which is the sole member of Verso Paper Finance Holdings LLC, which is the sole member of Verso Paper Holdings LLC.  As used in this report, the term “Verso Paper” refers to Verso Paper Corp.; the term “Verso Finance” refers to Verso Paper Finance Holdings LLC; the term “Verso Holdings” refers to Verso Paper Holdings LLC; and the term for any such entity includes its direct and indirect subsidiaries when referring to the entity’s consolidated financial condition or results.  Unless otherwise noted, references to “Verso,” “we,” “us,” and “our” refer collectively to Verso Paper and Verso Holdings.  Other than Verso Paper’s common stock transactions, Verso Finance’s debt obligation and related financing costs and interest expense, Verso Holdings’ loan to Verso Finance, and the debt obligation of Verso Holdings’ consolidated variable interest entity to Verso Finance, the assets, liabilities, income, expenses and cash flows presented for all periods represent those of Verso Holdings in all material respects.  Unless otherwise noted, the information provided pertains to both Verso Paper and Verso Holdings.

We began operations on August 1, 2006, when we acquired the assets and certain liabilities comprising the business of the Coated and Supercalendered Papers Division of International Paper Company, or “International Paper.”  We were formed by affiliates of Apollo Global Management, LLC, or “Apollo,” for the purpose of consummating the acquisition from International Paper, or the “Acquisition.”  Verso Paper went public on May 14, 2008, with an initial public offering, or “IPO,” of 14 million shares of common stock.

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

Basis of Presentation —This report contains the consolidated financial statements of Verso Paper and Verso Holdings as of December 31, 2013 and 2012, and for the years ended December 31, 2013, 2012, and 2011.  Variable interest entities for which Verso Paper or Verso Holdings is the primary beneficiary are also consolidated.  Intercompany balances and transactions are eliminated in consolidation.

Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, or “GAAP,” requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods.  Actual results could differ from these estimates.

Revenue Recognition — Sales are net of rebates, allowances, and discounts.  Revenue is recognized when the customer takes title and assumes the risks and rewards of ownership, in accordance with Financial Accounting Standards Board, or “FASB,” Accounting Standards Codification, or “ASC,” Topic 605, Revenue Recognition.  Revenue is recorded at the time of shipment for terms designated f.o.b., or "free on board," shipping point.  For sales transactions designated f.o.b. destination, revenue is recorded when the product is delivered to the customer’s site and when title and risk of loss are transferred.

Shipping and Handling Costs — Shipping and handling costs, such as freight to customer destinations, are included in Cost of products sold in the accompanying consolidated statements of operations.  These costs, when included in the sales price charged for our products, are recognized in Net sales.

Planned Maintenance Costs — Maintenance costs for major planned maintenance shutdowns in excess of $0.5 million are deferred over the period in which the maintenance shutdowns occur and expensed ratably over the period until the next major planned shutdown, since we believe that operations benefit throughout that period from the maintenance work performed.  Other maintenance costs are expensed as incurred.

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

Equity Compensation — We account for equity awards in accordance with ASC Topic 718, Compensation – Stock Compensation.  ASC Topic 718 requires employee equity awards to be accounted for under the fair value method. Accordingly, share-based compensation is measured at the grant date based on the fair value of the award.  We use the straight-line attribution method to recognize share-based compensation over the service period of the award.

Income Taxes — Verso Paper accounts for income taxes using the liability method pursuant to ASC Topic 740, Income Taxes.  Under this method, Verso Paper recognizes deferred tax assets and liabilities for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts using enacted tax rates in effect for the year the differences are expected to reverse.  Verso Paper records a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be realized.  Verso Paper evaluates uncertain tax positions annually and considers whether the amounts recorded for income taxes are adequate to address Verso Paper’s tax risk profile. Verso Paper analyzes the potential tax liabilities of specific transactions and tax positions based on management’s judgment as to the expected outcome. Verso Holdings is a limited liability corporation and is not subject to federal income taxes.  Verso Holdings accounts for its state income taxes in accordance with ASC Topic 740.

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

Fair Value of Financial Instruments — The carrying amounts for cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued liabilities, and amounts receivable from or due to related parties approximate fair value due to the short maturity of these instruments.  We determine the fair value of our debt based on market information and a review of prices and terms available for similar obligations.  See also Note 8, Note 11, Note 14, and Note 15 for additional information regarding the fair value of financial instruments.

Cash and Cash Equivalents — Cash and cash equivalents can include highly liquid investments with a maturity of three months or less at the date of purchase.

Inventories and Replacement Parts and Other Supplies — Inventory values include all costs directly associated with manufacturing products: materials, labor, and manufacturing overhead.  These values are presented at the lower of cost or market.  Costs of raw materials, work-in-progress, and finished goods are determined using the first-in, first-out method.  Replacement parts and other supplies are stated using the average cost method and are reflected in Inventories and Intangibles and other assets on the consolidated balance sheet (see also Note 3 and Note 6).

Property, Plant, and Equipment — Property, plant, and equipment is stated at cost, net of accumulated depreciation. Interest is capitalized on projects meeting certain criteria and is included in the cost of the assets.  The capitalized interest is depreciated over the same useful lives as the related assets.  Interest costs of $1.3 million and $3.5 million were capitalized, respectively, in 2013 and 2012.  Expenditures for major repairs and improvements are capitalized, whereas normal repairs and maintenance are expensed as incurred.

Depreciation and amortization are computed using the straight-line method for all assets over the assets’ estimated useful lives.  Estimated useful lives are as follows:

Years
Building	20 - 40
Machinery and equipment	10 - 20
Furniture and office equipment	3 - 10
Computer hardware	3 - 6
Leasehold improvements	Over the terms of the lease or the useful life of the improvements

Goodwill and Intangible Assets — We account for goodwill and other intangible assets in accordance with ASC Topic 350, Intangibles – Goodwill and Other.  Intangible assets primarily consist of trademarks, customer-related intangible assets, and patents obtained through business acquisitions.  The useful lives of trademarks were determined to be indefinite and, therefore, these assets are not amortized.  Customer-related intangible assets are amortized over their estimated useful lives of approximately twenty-five years.  Patents are amortized over their remaining legal lives of ten years.  The impairment evaluation of the carrying amount of goodwill and other intangible assets with indefinite lives is conducted annually or more frequently if events or changes in circumstances indicate that an asset might be impaired.

Trademarks are evaluated by comparing their fair value to their carrying values.  In performing our annual impairment test during the fourth quarter of 2013, we determined that the carrying value of our trademarks exceeded their fair value, and recognized an impairment charge of $1.6 million based on a projected reduction of revenues driven primarily by a decline in U.S. demand. The trademark impairment charge is included in Cost of products sold on our accompanying consolidated statement of operations for the year ended December 31, 2013.

During 2012, based on a projected reduction of revenue primarily as a result of a reduction in production capacity from the closure of the Sartell mill, we recognized a trademarks impairment charge of $3.7 million, which was included in Restructuring charges on our accompanying consolidated statements of operations.

Goodwill was evaluated at the reporting unit level and allocated to the “Coated” segment. The evaluation for goodwill impairment was performed by applying a two-step test.  The first step was to compare the fair value of the reporting unit with its carrying amount, including goodwill.  If the fair value of the reporting unit was less than its carrying amount, goodwill was considered impaired and the loss was measured by performing step two, which involved using a hypothetical purchase price allocation to determine the implied fair value of the goodwill and comparing it to the carrying value of the goodwill.  An impairment loss was recognized to the extent the implied fair value of the goodwill was less than the carrying amount of the goodwill.  In 2011, Verso Paper recognized a goodwill impairment charge of $18.7 million and Verso Holdings recognized a goodwill impairment charge of $10.5 million.

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

In 2012, based on a comprehensive assessment of the damage resulting from the fire and explosion at our former paper mill in Sartell, Minnesota, we recorded a fixed asset impairment charge of $66.5 million, which was included in Restructuring charges (see also Note 17) on our accompanying consolidated statements of operations.  The impairment charge was calculated based on the excess of carrying value over the estimated fair value of the site, which was estimated based on preliminary negotiations with potential buyers received subsequent to our decision to shut down the mill.

Allowance for Doubtful Accounts — We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of customers to make required payments.  We manage credit risk related to our trade accounts receivable by continually monitoring the creditworthiness of our customers to whom credit is granted in the normal course of business.  Trade accounts receivable balances for sales to unaffiliated customers were approximately $100.7 million at December 31, 2013, compared to $97.0 million at December 31, 2012.

We establish our allowance for doubtful accounts based upon factors surrounding the credit risks of specific customers, historical trends, and other information.  Based on this assessment, an allowance is maintained that represents what is believed to be ultimately uncollectible from such customers.  The allowance for doubtful accounts was approximately $0.7 million at December 31, 2013, compared to $1.0 million at December 31, 2012.  Bad debt expense was $0.3 million for the year ended December 31, 2013, compared to $0.1 million for the year ended December 31, 2012 and $0.2 million for the year ended December 31, 2011.

Deferred Financing Costs — We capitalize costs incurred in connection with borrowings or establishment of credit facilities.  These costs are amortized as an adjustment to interest expense over the life of the borrowing or life of the credit facilities using the effective interest method.  In the case of early debt principal repayments, we adjust the value of the corresponding deferred financing costs with a charge to interest expense, and similarly adjust the future amortization expense.

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

As of December 31, 2013 and 2012, we had $0.8 million of restricted cash included in Intangibles and other assets in the accompanying consolidated balance sheet related to an asset retirement obligation in the state of Michigan.  This cash deposit is required by the state and may only be used for the future closure of a landfill.

The following table presents an analysis related to our asset retirement obligations included in Other liabilities in the accompanying consolidated balance sheets:

	Year Ended December 31,
(Dollars in thousands)	2013	2012
Asset retirement obligations, January 1	$11,854	$11,233
Liabilities incurred	1,546	—
Settlement of existing liabilities	(903)	(449)
Accretion expense	887	827
Adjustment to existing liabilities	(190)	419
Liabilities related to assets held for sale	—	(176)
Asset retirement obligations	13,194	11,854
Less: Current portion	(486)	—
Non-current portion of asset retirement obligations, December 31	$12,708	$11,854

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

Derivative Financial Instruments — Derivative financial instruments are recognized as assets or liabilities in the financial statements and measured at fair value.  The effective portion of the changes in the fair value of derivative financial instruments that qualify and are designated as cash flow hedges are recorded in Accumulated other comprehensive loss.  Changes in the fair value of derivative financial instruments that are entered into as economic hedges are recognized in current earnings.  We use derivative financial instruments to manage our exposure to energy prices and interest rate risk.  Effective April 1, 2012, management elected to de-designate the remaining energy swaps that had previously been designated as cash flow hedges and to discontinue hedge accounting prospectively.

Pension Benefits — Pension plans cover substantially all of our employees.  The defined benefit plans are funded in conformity with the funding requirements of applicable government regulations.  Prior service costs are amortized on a straight-line basis over the estimated remaining service periods of employees.  Certain employees are covered by defined contribution plans.  Our contributions to these plans are based on a percentage of employees’ compensation or employees’ contributions.  These plans are funded on a current basis.

Accumulated Other Comprehensive Income (Loss) — The following table summarizes the changes in Accumulated other comprehensive income (loss) by balance type for the year ended December 31, 2013:

(Dollars in thousands)	Losses on Derivative Financial Instruments	Defined Benefit Pension Items	Total
Accumulated other comprehensive loss as of December 31, 2012	$(335)	$(24,938)	$(25,273)
Amounts reclassified from accumulated other comprehensive income (loss) to Cost of products sold	335	2,282	2,617
Pension liability adjustment	—	11,221	11,221
Net decrease in other comprehensive loss	335	13,503	13,838
Accumulated other comprehensive income (loss), net of tax, as of December 31, 2013	$—	$(11,435)	$(11,435)

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

ASC Topic 350, Intangibles – Goodwill and Other.  ASU No. 2012-02, Intangibles—Goodwill and Other (Topic 350), Testing Indefinite Lived Intangible Assets for Impairment, is intended to simplify the guidance for impairment testing of indefinite-lived intangible assets other than goodwill.  Under the new guidance, an entity has the option to assess qualitative factors to determine whether it is necessary to perform a quantitative impairment test.  Entities electing to perform a qualitative assessment are no longer required to calculate the fair value of an indefinite-lived intangible asset unless the entity determines, based on a qualitative assessment, that it is “more likely than not” that the asset is impaired.  ASU No. 2012-02 was effective for annual and interim impairment tests performed in fiscal years beginning after September 15, 2012, which for us was March 31, 2013.  The adoption of this guidance in the first quarter of 2013 did not have any impact on our consolidated financial statements.

ASC Topic 405, Obligations from Joint and Several Liability Arrangements. In February 2013, the FASB issued ASU 2013-04, Liabilities (Topic 405), Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date. This ASU defines how entities measure obligations from joint and several liability arrangements which are fixed at the reporting date and for which no U.S. GAAP guidance exists. The guidance also requires entities to disclose the nature, amount and other information about those obligations. The ASU is effective for periods beginning after December 15, 2013. Retrospective presentation for all comparative periods presented is required and early adoption is permitted. The adoption of this amendment is not expected to have a material impact on the presentation of our consolidated financial statements.
Other new accounting pronouncements issued but not effective until after December 31, 2013, are not expected to have a significant effect on our consolidated financial statements.

3. INVENTORIES

	December 31,
(Dollars in thousands)	2013	2012
Raw materials	$25,843	$25,747
Woodyard logs	6,602	5,942
Work-in-process	14,738	17,629
Finished goods	60,919	55,909
Replacement parts and other supplies	29,585	26,240
Inventories	$137,687	$131,467

4. ASSETS HELD FOR SALE AND INSURANCE PROCEEDS

In 2012, our former paper mill in Sartell, Minnesota, was damaged by a fire and explosion.  After a comprehensive assessment of the damage resulting from the fire and explosion, we announced the decision to permanently close the mill, and recorded non-cash impairment charges of $77.4 million as reflected in operating activities on our consolidated statement of cash flows for the year ended December 31, 2012.

Also in 2012, we reached a final settlement agreement with our insurance provider for property and business losses resulting from the fire and explosion and recorded insurance proceeds in excess of fire related costs and property damages incurred of $60.6 million, which were recorded in Other operating income on our consolidated statement of operations for the year ended December 31, 2012.  In addition, $51.0 million of proceeds attributable to property, plant, and equipment were reflected in investing activities on our consolidated statement of cash flows for the year ended December 31, 2012. At the close of 2012, management entered into a formal plan to sell the assets of the Sartell mill as well as Verso Fiber Farm, LLC, or, “Fiber Farm,” which was created to supply fiber to the Sartell mill.

On February 28, 2013, we closed the sale of substantially all of the assets of Fiber Farm, and the related gain on sale is reflected in Other operating income in the accompanying consolidated statements of operations for the year ended December 31, 2013. In addition, the sale of substantially all of the assets at our Sartell mill closed on March 8, 2013 and the related gain is included in Other operating income in the accompanying consolidated statements of operations for the year ended December 31, 2013.

Assets and liabilities held for sale at December 31, 2013 and 2012, respectively, were comprised of the following:

	December 31,	December 31,
(Dollars in thousands)	2013	2012
Property, plant, and equipment, net (1)	$—	$12,124
Reforestation (1)	50	12,743
Assets held for sale	$50	$24,867
Asset retirement obligations	$—	$176
Liabilities related to assets held for sale	$—	$176
(1) Recorded at carrying value as the expected proceeds less costs to sell exceed carrying value.

5. PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment were as follows:

	December 31,
(Dollars in thousands)	2013	2012
Land and land improvements	$30,547	$28,985
Building and leasehold improvements	154,521	153,769
Machinery, equipment, and other	1,301,368	1,278,427
Construction-in-progress	37,100	11,017
Property, plant, and equipment, gross	1,523,536	1,472,198
Accumulated depreciation	(780,590)	(679,167)
Property, plant, and equipment, net	$742,946	$793,031

Depreciation expense was $103.9 million, $117.2 million, and $130.5 million for the years ended December 31, 2013, 2012, and 2011, respectively. Property, plant, and equipment at December 31, 2013, includes $11.5 million of capital expenditures that were unpaid and included in accounts payable and accrued liabilities.

6. INTANGIBLES AND OTHER ASSETS

Intangibles and other assets consist of the following:

	VERSO PAPER		VERSO HOLDINGS
	December 31,		December 31,
(Dollars in thousands)	2013	2012	2013	2012
Amortizable intangible assets:
Customer relationships, net of accumulated amortization of $8.2 million on December 31, 2013, and $7.5 million on December 31, 2012	$5,120	$5,820	$5,120	$5,820
Patents, net of accumulated amortization of $0.9 million on December 31, 2013, and $0.7 million on December 31, 2012	296	411	296	411
Total amortizable intangible assets	5,416	6,231	5,416	6,231
Unamortizable intangible assets:
Trademarks	16,180	17,780	16,180	17,780
Other assets:
Financing costs, net of accumulated amortization of $13.6 million on December 31, 2013, and $8.2 million on December 31, 2012	28,761	33,909	28,761	33,909
Deferred major repair	16,218	17,473	16,218	17,473
Replacement parts, net	3,465	3,679	3,465	3,679
Loan to affiliate	—	—	23,305	23,305
Restricted cash	4,946	3,454	4,946	3,454
Other	6,469	10,601	6,469	10,601
Total other assets	59,859	69,116	83,164	92,421
Intangibles and other assets	$81,455	$93,127	$104,760	$116,432

Amortization expense of intangibles was $0.8 million, $0.9 million, and $1.1 million, respectively, for the years ended December 31, 2013, 2012, and 2011.

The estimated future amortization expense for intangible assets over the next five years is as follows:

(Dollars in thousands)
2014	$715
2015	615
2016	567
2017	400
2018	300

When events or circumstances so indicate, we assess the potential impairment of intangibles and other long-lived assets by comparing the expected undiscounted future cash flows to the carrying value of those assets. There was no indication to perform an interim impairment test in 2013.

For our indefinite-lived intangible assets, in performing our annual impairment test during the fourth quarter of 2013, we determined that the carrying value of our trademarks exceeded their fair value, and recognized an impairment charge of $1.6 million based on a projected reduction of revenues driven primarily by a decline in U.S. demand. The trademark impairment charge is included in Cost of products sold on our accompanying consolidated statement of operations for the year ended December 31, 2013.

During the year ended December 31, 2012, we completed a comprehensive assessment of the damage resulting from the fire and explosion at our former paper mill in Sartell, Minnesota, and announced the decision to permanently close the mill.  In the third quarter of 2012, as a result of the closure, we performed an interim impairment analysis of our trademarks, which resulted in an impairment charge of $3.4 million, based on a projected reduction of revenues primarily as a result of a reduction in production capacity.  Then, in performing our annual impairment test, we determined that the carrying value of our trademarks exceeded their fair value, and recognized an additional $0.3 million of impairment charge.  The trademarks impairment charge is included in Restructuring charges on our accompanying consolidated statement of operations (see also Note 17).

In connection with our annual goodwill impairment review in the fourth quarter of 2011, we determined that there was an indication of impairment.  As a result we completed the second step of the goodwill impairment test by comparing the fair value of the reporting unit to the fair value of its identifiable assets and liabilities to determine the implied fair value of goodwill.  Based on our analysis, we determined that the carrying value of the ‘Coated’ reporting unit exceeded its fair value, and Verso Paper recognized a goodwill impairment loss of $18.7 million and Verso Holdings recognized a goodwill impairment charge of $10.5 million.

7. ACCRUED LIABILITIES

A summary of accrued liabilities is as follows:

	VERSO PAPER		VERSO HOLDINGS
	December 31,		December 31,
(Dollars in thousands)	2013	2012	2013	2012
Accrued interest	$58,852	$56,013	$58,977	$55,060
Payroll and employee benefit costs	40,054	37,721	40,054	37,721
Accrued sales rebates	11,573	11,138	11,573	11,138
Derivatives	4,959	3,909	4,959	3,909
Accrued taxes - other than income	1,456	1,584	1,431	1,478
Restructuring costs	—	5,098	—	5,098
Freight and other	5,441	4,717	5,441	4,717
Accrued liabilities	$122,335	$120,180	$122,435	$119,121

8. DEBT

A summary of long-term debt is as follows:

		December 31, 2013			December 31, 2012
(Dollars in thousands)	Original Maturity	Interest Rate	Balance	Fair Value	Balance	Fair Value
Verso Paper Holdings LLC
Revolving Credit Facilities	5/4/2017	—	$—	$—	$—	$—
11.75% Senior Secured Notes (1)	1/15/2019	11.75%	426,076	448,341	341,493	361,388
11.75% Secured Notes	1/15/2019	11.75%	271,573	206,629	271,573	198,248
8.75% Second Priority Senior Secured Notes (2)	2/1/2019	8.75%	395,018	130,363	394,871	159,960
Second Priority Senior Secured Floating Rate Notes	8/1/2014	3.99%	13,310	7,986	13,310	9,650
11.38% Senior Subordinated Notes	8/1/2016	11.38%	142,500	64,125	142,500	58,995
Chase NMTC Verso Investment Fund LLC
Loan from Verso Paper Finance Holdings LLC	12/29/2040	6.50%	23,305	23,305	23,305	23,305
Total debt for Verso Paper Holdings LLC			1,271,782	880,749	1,187,052	811,546
Verso Paper Finance Holdings LLC
Senior Unsecured Term Loan	2/1/2013	—%	—	—	93,212	91,348
Loan from Verso Paper Holdings LLC	12/29/2040	6.50%	23,305	23,305	23,305	23,305
Less current maturities of long-term debt			(13,310)	(7,986)	(8,501)	(8,331)
Less loans from affiliates			(46,610)	(46,610)	(46,610)	(46,610)
Total long-term debt for Verso Paper Corp.			$1,235,167	$849,458	$1,248,458	$871,258
(1) Par value of $417,882 on December 31, 2013 and $345,000 on December 31, 2012.
(2) Par value of $396,000 on December 31, 2013 and 2012.

We determine the fair value of our debt based on market information and a review of prices and terms available for similar obligations.  Our debt is classified as Level 2 within the fair value hierarchy (see also Note 15).

Amounts included in interest expense related to debt and amounts of cash interest payments on debt are as follows:

	VERSO PAPER			VERSO HOLDINGS
	Year Ended December 31,			Year Ended December 31,
(Dollars in thousands)	2013	2012	2011	2013	2012	2011
Interest expense	$133,599	$133,644	$124,895	$134,527	$126,486	$120,861
Cash interest paid	129,467	113,334	115,651	130,830	114,849	117,043
Debt issuance cost amortization(1)	5,398	5,317	5,396	5,368	4,957	5,036
(1) Amortization of debt issuance cost is included in interest expense.

Revolving Credit Facilities.  In 2012, Verso Holdings entered into revolving credit facilities consisting of a $150.0 million asset-based loan facility, or “ABL Facility,” and a $50.0 million cash-flow facility, or “Cash Flow Facility.”  In connection with the revolving credit facilities, debt issuance costs of approximately $9.3 million were deferred and will be amortized over the life of the credit facilities.  The indebtedness under the revolving credit facilities bears interest at a floating rate based on a margin over a base rate or eurocurrency rate.  Verso Holdings is required to pay commitment fees to the lenders in respect of unutilized commitments under the revolving credit facilities and other customary fees.  The indebtedness under the ABL Facility and related guarantees are secured by first-priority security interests, subject to permitted liens, in substantially all of Verso Holdings’, Verso Finance’s, and the subsidiary guarantors’ inventory and accounts receivable, or “ABL Priority Collateral,” and second-priority security interests, subject to permitted liens, in substantially all of their other assets, or “Notes Priority Collateral.”  The indebtedness under the Cash Flow Facility and related guarantees are secured, pari passu with the 11.75% Senior Secured Notes due 2019 and related guarantees, by first-priority security interests in the Notes Priority Collateral and second-priority security interests in the ABL Priority Collateral.  The revolving credit facilities will mature on May 4, 2017, unless, on any of the dates that is 91 days prior to the earliest scheduled maturity of any of the Second Priority Senior Secured Floating Rate Notes due 2014, or the 11.38% Senior Subordinated Notes, an aggregate principal amount in excess of $100.0 million of indebtedness under such existing second-lien notes, or subordinated notes, as applicable, is outstanding, in which case the revolving credit facilities will mature on such earlier date.  On January 3, 2014, Verso Holdings entered into certain amendments to the revolving credit facilities in connection with the Merger, in which (a) the lenders under each of our revolving credit facilities consented to the Merger and the other transactions contemplated by the Merger Agreement, including the incurrence of certain additional indebtedness, (b) the lenders consented to amendments to allow the sale and/or financing of certain non-core assets and (c) the parties agreed to amend our revolving credit facilities to allow for certain other transactions upon the consummation of the Merger and the other transactions contemplated by the Merger Agreement. The ABL Facility had no outstanding balance, $42.3 million in letters of credit issued, and $90.7 million available for future borrowing as of December 31, 2013.  The Cash Flow Facility had no outstanding balance, no letters of credit issued, and $50.0 million available for future borrowing as of December 31, 2013.

11.75% Senior Secured Notes due 2019. In 2012, Verso Holdings issued $345.0 million aggregate principal amount of 11.75% Senior Secured Notes due 2019.  The notes bear interest, payable semi-annually, at the rate of 11.75% per year.  The notes are guaranteed jointly and severally by each of Verso Holdings’ subsidiaries, subject to certain exceptions, and the notes and guarantees are senior secured obligations of Verso Holdings and the guarantors, respectively.  The indebtedness under the notes and related guarantees are secured, pari passu with the Cash Flow Facility and related guarantees, by first-priority security interests in the Notes Priority Collateral and second-priority security interests in the ABL Priority Collateral.  The notes will mature on January 15, 2019; provided, however, that, if as of 45 days prior to the maturity dates of our 11.375% Senior Subordinated Notes due 2016, more than $100.0 million of such Senior Subordinated Notes remains outstanding, the notes will mature on that day.

In 2012, Verso Holdings used the proceeds from the issuance of the 11.75% Senior Secured Notes due 2019 to repurchase and retire the balance of its 11.5% Senior Secured Notes due 2014. Verso Holdings recognized a loss of $34.5 million, which is included in Other loss, net, on our accompanying consolidated statements of operations on the early retirement of notes, including the write-off of unamortized debt issuance costs and unamortized discounts related to the notes. Debt issuance costs of approximately $10.1 million were deferred and will be amortized over the life of the notes.

On January 31, 2013, Verso Holdings issued $72.9 million aggregate principal amount of its 11.75% Senior Secured Notes due 2019 to certain lenders holding approximately $85.8 million aggregate principal amount of Verso Finance’s Senior Unsecured Term Loans, and net accrued interest through the closing date, at an exchange rate of 85%, in exchange for the assignment to Verso Finance of its Senior Unsecured Term Loans and the cancellation of such loans. There are no longer any outstanding Senior Unsecured Term Loans. In accordance with ASC Topic 470-60, the notes were recorded at the Unsecured Term Loans value exchanged and the amount in excess of par will be amortized over the life of the notes. Debt issuance costs of $2.8 million were expensed as incurred and are recorded in Other loss, net on the accompanying consolidated statements of operations. The exchange and funding of the principal and interest payments on the Senior Unsecured Term Loans are recorded as a Return of capital on Verso Holdings' statement of member's equity and the exchange of $85.8 million represents a non-cash financing activity on Verso Holding's statement of cash flows. The 11.75% Senior Secured Notes due 2019 issued in 2012 and 2013 constitute one class of securities.

11.75% Secured Notes due 2019. In 2012, Verso Holdings issued $271.6 million aggregate principal amount of 11.75% Secured Notes due 2019. The notes bear interest, payable semi-annually, at the rate of 11.75% per year. The notes are guaranteed jointly and severally by each of Verso Holdings' subsidiaries, subject to certain exceptions, and the notes and guarantees are senior secured obligations of Verso Holdings and the guarantors, respectively. The notes and related guarantees are secured by security interests, subject to permitted liens, in substantially all of Verso Holdings' and the guarantors' tangible and intangible assets. The security interests securing the notes rank junior to those securing the obligations under the ABL Facility, the Cash Flow Facility, and the 11.75% Senior Secured Notes due 2019 and rank senior to those securing the 8.75% Second Priority Senior Secured Notes due 2019. The notes will mature on January 15, 2019.

Verso Holdings issued the notes pursuant to two separate exchange offers whereby it issued a total of $271.6 million aggregate principal amount of the notes and paid a total of $22.3 million in cash in exchange for $166.9 million aggregate principal amount of its Second Priority Senior Secured Floating Rate Notes due 2014 and for $157.5 million aggregate principal amount of the 11.38% Senior Subordinated Notes due 2016. Verso Holdings recognized a total gain of $26.3 million, net of the write-off of unamortized debt issuance costs, from the exchanges, which is included in Other loss, net on our accompanying consolidated statements of operations. Debt issuance costs of approximately $5.4 million were deferred and will be amortized over the life of the notes.

8.75% Second Priority Senior Secured Notes due 2019.  In 2011, Verso Holdings issued $396.0 million aggregate principal amount of 8.75% Second Priority Senior Secured Notes due 2019.  The notes bear interest, payable semi-annually, at the rate of 8.75% per year.  The notes are guaranteed jointly and severally by each of Verso Holdings’ subsidiaries, subject to certain exceptions, and the notes and guarantees are senior secured obligations of Verso Holdings and the guarantors, respectively.  The notes and related guarantees are secured by second priority liens, subject to permitted liens, on substantially all of Verso Holdings’ and the guarantors’ tangible and intangible assets, excluding securities of Verso Holdings’ affiliates.  The notes mature on February 1, 2019.

Second Priority Senior Secured Floating Rate Notes due 2014.  In 2006, Verso Holdings issued $250.0 million aggregate principal amount of Second Priority Senior Secured Floating Rate Notes due 2014.  As of December 31, 2013, Verso Holdings had repurchased and retired a total of $236.7 million aggregate principal amount of the notes.  As of May 8, 2012, the Second Priority Senior Secured Floating Rate Notes due 2014 are no longer secured by any collateral. The notes bear interest, payable quarterly, at a rate equal to LIBOR plus 3.75% per year.  As of December 31, 2013, the interest rate on the notes was 3.99% per year. The notes mature on August 1, 2014. The balance of the Second Priority Senior Secured Floating Rate Notes is included in Current maturities of long-term debt on the accompanying consolidated balance sheets.

11.38% Senior Subordinated Notes due 2016.  In 2006, Verso Holdings issued $300 million aggregate principal amount of 11.38% Senior Subordinated Notes due 2016. As of December 31, 2013, Verso Holdings had repurchased and retired a total of $157.5 million aggregate principal amount of the notes. The notes bear interest, payable semi-annually, at the rate of 11.38% per year. The notes mature on August 1, 2016.

In January 2014, Verso Holdings commenced offers to exchange new Second Priority Adjustable Senior Secured Notes and new Adjustable Senior Subordinated Notes for any and all of its outstanding 8.75% Second Priority Senior Secured Notes due 2019 and 11.38% Senior Subordinated Notes due 2016, respectively. On February 27, 2014, the minimum tender conditions for the exchange offers had not been satisfied, and the exchange offers and consent solicitations expired by their terms without Verso Holdings accepting any of its outstanding 8.75% Second Priority Senior Secured Notes due 2019 and 11.38% Senior Subordinated Notes due 2016 for exchange.

Loan from Verso Paper Finance Holdings LLC/ Verso Paper Holdings LLC.  In 2010, Verso Quinnesec REP LLC, an indirect, wholly-owned subsidiary of Verso Holdings, entered into a financing transaction with Chase NMTC Verso Investment Fund, LLC, or the “Investment Fund,” a consolidated variable interest entity.  Under this arrangement, Verso Holdings loaned $23.3 million to Verso Finance at an interest rate of 6.5% per year and with a maturity of December 29, 2040, and Verso Finance, in turn, loaned the funds on similar terms to the Investment Fund.  The Investment Fund then contributed the loan proceeds to certain community development entities, which, in turn, loaned the funds on similar terms to Verso Quinnesec REP LLC as partial financing for the renewable energy project at our mill in Quinnesec, Michigan.

The payments required under the debt listed above during the years following December 31, 2013, are set forth below:

(Dollars in thousands)	VERSO PAPER	VERSO HOLDINGS
2014	13,310	13,310
2015	—	—
2016	142,500	142,500
2017	—	—
2018	—	—
2019 and thereafter	1,085,455	1,108,760
Total debt	$1,241,265	$1,264,570

 At December 31, 2013, we were in compliance with the covenants in our debt agreements.

9. OTHER LIABILITIES

Other liabilities consist of the following:

	VERSO PAPER		VERSO HOLDINGS
	December 31,		December 31,
(Dollars in thousands)	2013	2012	2013	2012
Pension benefit obligation	$25,231	$30,416	$25,231	$30,416
Asset retirement obligations	12,708	11,854	12,708	11,854
Non-controlling interests	7,923	7,923	7,923	7,923
Deferred income taxes	6,174	6,774	—	—
Deferred compensation	3,495	3,396	3,495	3,396
Derivatives	—	225	—	225
Other	1,068	635	1,068	634
Other liabilities	$56,599	$61,223	$50,425	$54,448

10. EARNINGS PER SHARE

The following table provides a reconciliation of basic and diluted loss per common share of Verso Paper:

	VERSO PAPER
	Year Ended December 31,
(In thousands, except per share amounts)	2013	2012	2011
Net income (loss) available to common shareholders	$(111,206)	$(173,829)	$(137,061)
Weighted average common stock outstanding	52,583	52,365	52,207
Weighted average restricted stock	541	485	388
Weighted average common shares outstanding - basic	53,124	52,850	52,595
Dilutive shares from stock options	—	—	—
Weighted average common shares outstanding - diluted	53,124	52,850	52,595
Basic loss per share	$(2.09)	$(3.29)	$(2.61)
Diluted loss per share	$(2.09)	$(3.29)	$(2.61)

In accordance with ASC Topic 260, Earnings Per Share, unvested restricted stock awards issued by Verso Paper contain nonforfeitable rights to dividends and qualify as participating securities.  No dividends have been declared or paid in 2013, 2012, or 2011.

For 2013, 4,344,628 weighted average potentially dilutive shares from stock options with a weighted average exercise price per share of $2.40 were excluded from the diluted earnings per share calculation due to the antidilutive effect such shares would have on net loss per common share.  For 2012, 3,033,282 weighted average potentially dilutive shares from stock options with a weighted average exercise price per share of $2.85 were excluded from the diluted earnings per share calculation due to the antidilutive effect such shares would have on net loss per common share.  For 2011, 1,728,127 weighted average potentially dilutive shares from stock options with a weighted average exercise price per share of $3.83 were excluded from the diluted earnings per share calculation due to the antidilutive effect such shares would have on net loss per common share.

11. RETIREMENT PLANS

Defined Benefit Plan

We maintain defined benefit pension plans that provide retirement benefits for certain current hourly employees at the Androscoggin and Bucksport mills, and former hourly employees at the Sartell mill who were hired prior to July 1, 2004.  Employees hired after June 30, 2004, who are not eligible to participate in the pension plans receive an additional company contribution to their accounts under our 401(k) savings plan (see “Other Benefits” discussion below).  The pension plans provide defined benefits based on years of credited service times a specified flat dollar benefit rate.

During 2012, a curtailment loss of $1.5 million was recognized in Restructuring charges on the consolidated statements of operations due to a reduction in headcount associated with the closure of the former Sartell mill.  The curtailment loss included $0.6 million of amortization of prior service cost and a net actuarial loss of $0.9 million.

During 2011, a curtailment loss of $1.9 million was recognized in Restructuring charges on the consolidated statements of operations due to a reduction in headcount associated with the paper machine shutdowns.  The curtailment loss included $0.4 million of amortization of prior service cost and a net actuarial loss of $1.5 million.

The following table summarizes the components of net periodic pension cost for the years ended December 31, 2013, 2012, and 2011:

	Year Ended December 31,
(Dollars in thousands)	2013	2012	2011
Components of net periodic pension cost:
Service cost	$6,613	$7,082	$6,694
Interest cost	3,115	2,876	2,521
Expected return on plan assets	(3,303)	(2,791)	(2,234)
Amortization of actuarial loss	1,631	1,648	393
Amortization of prior service cost	651	740	1,176
Curtailment	—	1,517	1,921
Net periodic pension cost	$8,707	$11,072	$10,471

The following table provides detail on prior service cost and net actuarial loss recognized in Accumulated other comprehensive loss at December 31, 2013 and 2012:

(Dollars in thousands)	2013	2012
Amounts recognized in Accumulated other comprehensive loss:
Prior service cost	$1,923	$2,574
Net actuarial loss	9,512	22,364

The estimated net actuarial loss and prior service cost that will be amortized from Accumulated other comprehensive loss into net periodic pension cost during 2014 is $0.2 million and $0.7 million, respectively.  We expect no plan assets to be returned to the company in 2014.

We make contributions that are sufficient to fully fund our actuarially determined costs, generally equal to the minimum amounts required by the Employee Retirement Income Security Act, or “ERISA.” In 2012, legislation titled Moving Ahead for Progress in the 21st Century, or “MAP-21,” was enacted and had the effect of spreading the expected funding requirements over a longer period of time.  After the enactment of MAP-21, our required contribution to the pension plan during 2013, was reduced to $0.4 million for the 2012 plan year and $0 for the 2013 plan year. As such, we made contributions of $0.4 million in 2013, $10.7 million in 2012, and $9.6 million in 2011, respectively, to the pension plans.  In 2014, we expect to make cash contributions of approximately $10.7 million to the pension plans, including additional contributions required as a result of the closure of the Sartell mill.

The following table sets forth a reconciliation of the plans’ benefit obligation, plan assets and funded status at December 31, 2013 and 2012:

	Year Ended December 31,
(Dollars in thousands)	2013	2012
Change in Projected Benefit Obligation:
Benefit obligation at beginning of period	$81,944	$67,686
Service cost	6,613	7,082
Interest cost	3,115	2,876
Actuarial (gain) loss	(10,472)	4,915
Benefits paid	(2,499)	(1,560)
Curtailment	—	945
Benefit obligation on December 31	$78,701	$81,944
Change in Plan Assets:
Plan assets at fair value, beginning of fiscal year	$51,528	$38,883
Actual net return on plan assets	4,052	3,520
Employer contributions	389	10,685
Benefits paid	(2,499)	(1,560)
Plan assets at fair value, end of fiscal year	$53,470	$51,528
Unfunded projected benefit obligation recognized in other liabilities on the consolidated balance sheets	$(25,231)	$(30,416)

The accumulated benefit obligation at December 31, 2013 and 2012, is $78.7 million and $81.9 million, respectively.

The following table summarizes expected future pension benefit payments:

(Dollars in thousands)
2014	$2,331
2015	2,561
2016	2,829
2017	3,165
2018	3,592
2019-2023	25,849

We evaluate our actuarial assumptions annually as of December 31 (the measurement date) and consider changes in these long-term factors based upon market conditions and the requirements of ASC Topic 715.  These assumptions are used to calculate benefit obligations as of December 31 of the current year, and pension expense to be recorded for the following year.  The discount rate assumption reflects the yield on a portfolio of high quality fixed-income instruments that have a similar duration to the plans’ liabilities.  The expected long-term rate of return assumption reflects the average return expected on the assets invested to provide for the plans’ liabilities.

The actuarial assumptions used in the defined benefit pension plans were as follows:

	2013	2012	2011
Weighted average assumptions used to determine benefit obligations as of December 31:
Discount rate	4.75%	3.80%	4.30%
Rate of compensation increase	N/A	N/A	N/A
Weighted average assumptions used to determine net periodic pension cost for the fiscal year:
Discount rate	3.84	4.30	5.40
Rate of compensation increase	N/A	N/A	N/A
Expected long-term return on plan assets	6.50	6.50	6.50

The following table provides the pension plans’ asset allocation on December 31, 2013 and 2012:

	Allocation of Plan Assets
	2013	Allocation on	2012	Allocation on
	Targeted Allocation	December 31, 2013	Targeted Allocation	December 31, 2012
Other securities:	60%		70% - 80%
Money market funds		—%		1%
Fixed income funds		48%		66%
Other funds		10%		1%
Equity securities:	40%		20% - 30%
Domestic equity funds - large cap		24%		22%
Domestic equity funds - small cap		12%		5%
International equity funds		6%		5%

ASC Topic 820 provides a common definition of fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  The fair value framework requires the categorization of assets and liabilities into three levels based upon the assumptions used to value the assets or liabilities (see Note 15 – Fair Value of Financial Instruments for more detail).  The following table sets forth by level, within the fair value hierarchy, the pension plans’ assets at fair value as of December 31, 2013 and 2012.

(Dollars in thousands)	Total	Level 1	Level 2	Level 3
December 31, 2013
Fixed income funds	$25,764	$25,764	$—	$—
Domestic equity funds - large cap	13,086	13,086	—	—
Domestic equity funds - small cap	6,214	6,214	—	—
International equity funds	3,167	3,167	—	—
Money market funds	—	—	—	—
Other funds	5,239	5,239	—	—
Total assets at fair value	$53,470	$53,470	$—	$—
December 31, 2012
Fixed income funds	$34,021	$34,021	$—	$—
Domestic equity funds - large cap	11,346	—	11,346	—
Domestic equity funds - small cap	2,693	2,693	—	—
International equity funds	2,331	1,164	1,167	—
Money market funds	632	632	—	—
Other funds	505	505	—	—
Total assets at fair value	$51,528	$39,015	$12,513	$—
Fair value is determined based on the net asset value of units held by the plan at period end.

Our primary investment objective is to ensure, over the long-term life of the pension plans, an adequate pool of sufficiently liquid assets to support the benefit obligations.  In meeting this objective, the pension plans seek to achieve a high level of investment return through long-term stock and bond investment strategies, consistent with a prudent level of portfolio risk.  Any volatility in investment performance compared to investment objectives should be explainable in terms of general economic and market conditions.  Our targeted pension fund asset allocation was updated during the third quarter of 2013.  The expected return on plan assets assumption for 2014 will be 6.50 percent.  The expected long-term rate of return on plan assets reflects the weighted-average expected long-term rates of return for the broad categories of investments currently held in the plans (adjusted for expected changes), based on historical rates of return for each broad category, as well as factors that may constrain or enhance returns in the broad categories in the future.  The expected long-term rate of return on plan assets is adjusted when there are fundamental changes in expected returns in one or more broad asset categories and when the weighted-average mix of assets in the plans changes significantly.

Defined Contribution Plan

We sponsor a defined contribution plan to provide salaried, Quinnesec hourly, and certain Bucksport hourly employees an opportunity to accumulate personal funds and to provide additional benefits for retirement.

As determined by the provisions of the plan, we contribute annually a percentage of employee earnings.  The percentage is based on age and years of credited service for employees who were hired prior to July 1, 2004 and a fixed percentage of earnings to employees who were hired after June 30, 2004.  Expense under this plan was $4.8 million, $5.6 million, and $7.6 million for the years ended December 31, 2013, 2012, and 2011 respectively.

Other Benefits

We sponsor a 401(k) plan to provide salaried and hourly employees an opportunity to accumulate personal funds and to provide additional benefits for retirement.  Employee contributions may be made on a before-tax or after-tax basis to the plan.  Employer matching contributions under the plan were $6.7 million, $7.2 million, and $8.6 million for the years ended December 31, 2013, 2012, and 2011, respectively.

12. EQUITY AWARDS

The Verso Paper Corp. 2008 Incentive Award Plan, as amended, or the “Incentive Plan,” authorizes the issuance of stock awards covering up to 6,250,000 shares of our common stock.  Under the Incentive Plan, stock awards may be granted to employees, consultants, and directors upon approval by the board of directors.

We have issued non-qualified stock options to certain non-employee directors that vest upon grant and expire 10 years from the date of grant.  We also have issued time-based non-qualified stock options to officers and management employees in 2013, 2012, and 2011.  The time-based options vest one to three years from the date of grant and expire seven years from the date of grant.  In 2009, we issued performance-based non-qualified stock options to an officer and management. The performance-based options vested one to three years from the date of grant based on the achievement of certain performance criteria tied to Verso Paper’s calculation of Adjusted EBITDA and expire seven years from the date of grant.  In March 2011, we revised the performance criteria for certain unvested performance-based stock options.  The incremental increase of $0.1 million in the fair value of the modified options was recognized over the remaining service period.

A summary of stock option plan activity (including the performance-based options) for the years ended December 31, 2013, 2012, and 2011 is provided below:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
December 31, 2010(1)	1,388,746	3.36	2.05
Options granted	430,855	5.63	4.13
Forfeited	(32,295)	3.97	2.68
Exercised	(5,807)	2.88	2.00
December 31, 2011	1,781,499	3.90	2.59
Options granted	2,193,701	1.46	1.07
Forfeited	(90,007)	3.48	2.52
December 31, 2012	3,885,193	2.53	1.73
Options granted	564,442	1.29	0.93
Forfeited	(15,929)	1.53	1.09
December 31, 2013(2)	4,433,706	2.38	1.63	4.6
Options exercisable on December 31, 2013(2)	2,304,798	3.03		3.8	$—
Options expected to vest as of December 31, 2013	2,128,908	1.68			—

(1)
On December 31, 2010, there were an additional 19,094 of performance-based options for which the performance period had not begun. These options were classified as liability awards and had a weighted average fair values of $2.40 at December 31, 2010.

(2)	On December 31, 2013, options outstanding had exercise prices ranging from $0.71 to $5.93 and options exercisable had exercise prices ranging from $0.71 to $5.93.

We used the Black-Scholes option pricing model to estimate the fair value of stock options granted in 2013, 2012, and 2011, with the following assumptions:

	2013	2012	2011
Expected weighted-average life of options granted	4.5 years	3.0 - 5.0 years	3.0 - 5.0 years
Range of volatility rates based on historical industry volatility	100.52%	94.39% - 102.22%	90.65%
Range of risk-free interest rates	0.81%	.57% - .83%	1.18% - 2.16%
Expected dividend yield	—	—	—

Based on our limited exercise history, we use the simplified method of calculating expected lives of options granted per ASC Topic 718-10-S99.  Expected volatility is estimated using historical industry volatility blended with Verso Paper’s historical volatility.  The dividend yield is assumed to be zero since we have no current plans to declare dividends.  The risk-free interest rates are based on the market yield of U.S. Treasury securities.

On December 31, 2013, there was $1.5 million of unrecognized compensation cost related to stock options which is expected to be recognized over a weighted-average period of approximately 1.6 years.  There were no option exercises in 2013 or 2012, and the total intrinsic value of options exercised in 2011 was immaterial to Verso Paper’s consolidated financial statements.  Cash received and tax benefits realized from options exercised during 2011 were also immaterial to Verso Paper’s consolidated financial statements.

In 2013, Verso Paper issued 295,336 restricted stock awards to its executives, directors, and certain senior managers with a weighted-average grant date fair value of $1.29 per share, based on the closing market price of our common stock on the date of grant.  Verso Paper also issued 320,414 and 158,057 restricted stock awards to its executives and senior management in 2012 and 2011, respectively.  The 2012 and 2011, restricted stock awards had weighted average grant date fair values of $1.20 and $5.70, respectively, which was equal to the closing market price of our common stock on the date of grant. The restrictions lapse in equal annual installments on each of the first three anniversaries of the date of grant.  As of December 31, 2013, there was $0.4 million of unrecognized compensation cost related to restricted stock awards which is expected to be recognized over a weighted-average period of approximately 1.8 years.  The restrictions on these shares automatically lapse in the event of a change of control as defined in the Incentive Plan.

Simultaneously with the consummation of the IPO, the limited partnership agreement of Verso Paper’s parent, Verso Paper Management LP, or the “Partnership,” was amended to, among other things; change its equity structure from multiple classes of units representing limited partner interests in the Partnership to a single class of units representing such interests.  The conversion from the prior multiple-class unit structure, or the “Legacy Units,” to a new single class of units in the Partnership was designed to correlate the equity structure of the Partnership with the post-IPO equity structure of Verso Paper.

Certain members of our management were granted Legacy Class B Units, which vested over a five-year period at the rate of 20% per year on each anniversary of the grant date.  As of December 31, 2013, all Legacy Class B Units were vested.

Equity award expense for the years ended December 31, 2013, 2012 and 2011, respectively, was $1.8 million, $2.7 million, and $2.4 million.

13. BUCKSPORT ENERGY ASSET INVESTMENT

We have a joint ownership interest with Bucksport Energy LLC, an unrelated third party, in a cogeneration power plant producing steam and electricity.  The plant was built in 2000 and is located at and supports our mill in Bucksport, Maine.  Each co-owner owns an undivided proportional share of the plant’s assets, and we account for this investment under the proportional consolidation method.  We own 28% of the steam and electricity produced by the plant.  We may purchase our remaining electrical needs from the plant at market rates.  We are obligated to purchase the remaining 72% of the steam output from the plant at fuel cost plus a contractually fixed fee per unit of steam.  Power generation and operating expenses are divided on the same basis as ownership, and are reflected in Cost of products sold in our accompanying consolidated statements of operations.

Balances included in the balance sheet at December 31, 2013 and 2012, related to this investment are as follows:

	December 31,
(Dollars in thousands)	2013	2012
Other receivables	$281	$413
Other assets(1)	214	220
Property, plant, and equipment	$10,692	$10,697
Accumulated depreciation	(4,668)	(3,971)
Net property, plant, and equipment	$6,024	$6,726
Current liabilities	$(83)	$(159)
(1) Represents primarily restricted cash which may be used only to fund the ongoing energy operations of this investment.

In addition to the ownership interest, we are required to maintain an account for our portion of expected major maintenance activities of the plant. As of December 31, 2013 and 2012, there was $2.3 million and $0.7 million of restricted cash included in Intangibles and other assets in the accompanying consolidated balance sheets related to the maintenance account.

14. DERIVATIVE INSTRUMENTS AND HEDGES

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

We enter into fixed-price energy swaps as hedges designed to mitigate the risk of changes in commodity and delivery prices for future forecasted purchase commitments.  These fixed-price swaps involve the exchange of net cash settlements, based on changes in the price of the underlying commodity index compared to the fixed price offering, at specified intervals without the exchange of any underlying principal. Historically, we designated our energy hedging relationships as cash flow hedges under ASC Topic 815 with net gains or losses attributable to effective hedging recorded in Accumulated other comprehensive loss and any ineffectiveness recognized in Cost of products sold.

One of the requirements that must be evaluated when determining whether a contract qualifies for hedge accounting treatment is whether or not the contract is deemed effective.  A contract is deemed effective if the change in the fair value of the derivative contract offsets, within a specified range, the change in the anticipated cash flows of the hedged transaction.  The effectiveness of a hedging relationship must be tested at inception and quarterly thereafter.  If the relationship fails this test at any time, hedge accounting treatment must be discontinued prospectively.  The requirements necessary to apply hedge accounting are complex and must be documented at the inception as well as throughout the term of the contract.  If we fail to accurately document these requirements, the contract is not eligible for hedge accounting treatment.  The accompanying financial statements reflect the discontinuation of hedge accounting for certain contracts that failed to qualify for hedge accounting during the first quarter of 2012.  Additionally, effective April 1, 2012, management elected to de-designate the remaining energy swaps that had previously been designated as cash flow hedges and to discontinue hedge accounting prospectively.  As a result, all gains and losses from changes in the fair value of our derivative contracts subsequent to March

31, 2012, are recognized immediately in Cost of products sold.  Prior to March 31, 2012, to the extent the hedge was effective, the change in fair value was deferred through Accumulated other comprehensive loss.  In 2011, we also de-designated certain energy-related cash flow hedges which ceased to achieve high correlation.  The amount recorded in Accumulated other comprehensive loss at the time a contract is de-designated is reclassified into Cost of products sold when the forecasted transaction occurs, or sooner if management determines that the forecasted transaction is probable of not occurring.  Energy swaps continue to be utilized as economic hedges designed to mitigate the risk of changes in commodity and delivery prices for future energy purchase commitments.

The following table presents information about the volume and fair value amounts of our derivative instruments:

	December 31, 2013		December 31, 2012
(Dollars in thousands)	MMBTUs	Fair Value Assets/(Liabilities)	MMBTUs	Fair Value Assets/(Liabilities)
Derivative contracts not currently designated as hedging instruments
Fixed price energy swaps
Notional amount	6,652,070		6,194,726
Prepaid expenses and other assets		$15,505		$20
Intangibles and other assets, net		—		29
Accrued liabilities		(4,959)		(3,909)
Other liabilities		—		(225)

The following tables present information about the effect of our derivative instruments on Accumulated other comprehensive income and the consolidated statements of operations:

	Loss Recognized in Accumulated OCI			Loss Reclassified from Accumulated OCI
	Year Ended December 31,
(Dollars in thousands)	2013	2012	2011	2013	2012	2011
Derivative contracts designated as hedging instruments
Fixed price energy swaps	$—	$(1,365)	$(5,188)	$—	$(283)	$(2,838)
Derivative contracts not currently designated as hedging instruments
Fixed price energy swaps				$(335)	$(5,573)	$—
Loss reclassified from Accumulated OCI to earnings is included in Cost of products sold.

	Gain (Loss) Recognized on Derivatives
	Year Ended December 31,
(Dollars in thousands)	2013	2012	2011
Derivative contracts designated as hedging instruments
Fixed price energy swaps	$—	$(50)	$(1,189)
Derivative contracts not currently designated as hedging instruments
Fixed price energy swaps	$16,117	$(2,973)	$(8,643)
Gain (loss) recognized on derivatives is included in Cost of products sold.

15. FAIR VALUE OF FINANCIAL INSTRUMENTS

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

▪	Level 3: Unobservable inputs reflecting management’s own assumption about the inputs used in pricing the asset or liability at the measurement date.

The following table summarizes the balances of assets and liabilities measured at fair value on a recurring basis:

(Dollars in thousands)	Total	Level 1	Level 2	Level 3
December 31, 2013
Assets:
Deferred compensation assets	$3,495	$3,495	$—	$—
Commodity swaps	15,505	—	15,505	—
Liabilities:
Commodity swaps	$4,959	$—	$4,959	$—
December 31, 2012
Assets:
Deferred compensation assets	$3,396	$3,396	$—	$—
Commodity swaps	49	—	49	—
Liabilities:
Commodity swaps	$4,134	$—	$4,134	$—
Fair values are based on observable market data.

16. RELATED PARTY TRANSACTIONS

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

Verso Quinnesec Renewable Energy Project — In 2010, Verso Quinnesec REP LLC, an indirect, wholly-owned subsidiary of Verso Holdings, entered into a financing transaction with Chase NMTC Verso Investment Fund, LLC, or the “Investment Fund,” a consolidated variable interest entity (see Note 20 – New Market Tax Credit Entities).  Under this arrangement, Verso Holdings loaned $23.3 million to Verso Finance at an interest rate of 6.5% per year and with a maturity of December 29, 2040, and Verso Finance, in turn, loaned the funds on similar terms to the Investment Fund. The Investment Fund then contributed the loan proceeds to certain community development entities, which, in turn, loaned the funds on similar terms to Verso Quinnesec REP LLC as partial financing for the renewable energy project at our mill in Quinnesec, Michigan.  As of both December 31, 2013, and 2012, Verso Holdings had a $23.3 million long-term receivable due from Verso Finance, representing these funds and accrued interest receivable of $0.1 million, while the Investment Fund had an outstanding loan of $23.3 million due to Verso Finance and accrued interest payable of $0.1 million.  In addition, for each of the years ended December 31, 2013, 2012, and 2011, Verso Holdings recognized interest income from Verso Finance of $1.5 million and the Investment Fund recognized interest expense to Verso Finance of $1.5 million.

Verso Paper — Verso Holdings has made distributions to pay expenses on behalf of Verso Paper.  Distributions were $0.1 million for 2013, and negligible for 2012, and 2011. In 2012, Verso Paper forgave $0.8 million of advances made during prior years to Verso Holdings which was treated as a capital contribution from a parent.

17. RESTRUCTURING CHARGES

In the third quarter of 2012, we completed a comprehensive assessment of the damage resulting from the fire and explosion at the former paper mill in Sartell, Minnesota, and announced the decision to permanently close the mill.  In 2011, we permanently shut down a paper machine at our mill in Bucksport, Maine, and two paper machines at the former Sartell mill.

The following table details the charges incurred related primarily to the mill closure in 2012 and paper machine shutdowns in 2011 as included in Restructuring charges on our accompanying consolidated statements of operations:

	Year Ended December 31,
(Dollars in thousands)	2013	2012	2011	Cumulative Incurred
Property and equipment	$—	$66,521	$7,068	$73,589
Severance and benefit costs	688	19,373	15,004	35,065
Write-off of spare parts and inventory	—	6,934	2,278	9,212
Trademark impairment	—	3,693	—	3,693
Write-off of purchase obligations and commitments	(594)	2,420	—	1,826
Other miscellaneous costs	1,284	3,463	114	4,861
Total restructuring charges	$1,378	$102,404	$24,464	$128,246

The following details the changes in our associated restructuring reserve liabilities during the years ended December 31, 2013 and 2012 which are included in Accrued liabilities on our consolidated balance sheets:

	Year Ended December 31,
(Dollars in thousands)	2013	2012
Beginning balance of reserve	$5,098	$10,763
Severance and benefit costs	196	15,500
Severance and benefit payments	(3,678)	(22,230)
Purchase obligations	—	2,488
Payments on purchase obligations	(561)	(1,355)
Severance and benefit reserve adjustments	(461)	—
Purchase obligation reserve adjustments	(594)	(68)
Ending balance of reserve	$—	$5,098

Severance and benefit costs incurred in excess of severance and benefits costs accrued in 2013 consist primarily of $0.5 million of salaries and benefit costs for employees continuing to provide services, which were expensed as incurred. In 2012, severance and benefit costs incurred in excess of severance and benefits costs accrued were primarily the result of $2.5 million of pension and workers compensation expense and $1.3 million of salaries and benefit costs for employees continuing to provide services,  which were expensed as incurred.

18. INCOME TAXES

The following is a summary of the components of the (benefit) provision for income taxes for Verso Paper:

	Year Ended December 31,
(Dollars in thousands)	2013	2012	2011
Current tax provision (benefit):
U.S. federal	$—	$—	$—
U.S. state and local	38	(96)	281
	38	(96)	281
Deferred tax (benefit) provision:
U.S. federal	(120,029)	(58,563)	(40,038)
U.S. state and local	(12,621)	(6,486)	(7,047)
	(132,650)	(65,049)	(47,085)
Valuation allowance	132,050	63,721	47,001
Income tax (benefit) provision	$(562)	$(1,424)	$197

A reconciliation of income tax expense using the statutory federal income tax rate compared with actual income tax expense follows:

	Year Ended December 31,
(Dollars in thousands)	2013	2012	2011
Tax at Statutory U.S. Rate of 34%	$(38,001)	$(59,586)	$(46,456)
Increase resulting from:
Acquisition transaction costs	1,756	—	—
Meals and entertainment	173	197	169
Nondeductible lobbying expenses	80	46	38
Disallowed compensation	—	680	—
Goodwill impairment	—	—	6,356
Equity award expense	—	—	55
Other disallowed expenses	4	36	1
Net permanent differences	2,013	959	6,619
Valuation allowance	132,050	63,721	47,001
Benefit from change in prior tax position	(93,039)	—	—
State income taxes (benefit)	(3,740)	(6,550)	(6,861)
Return to provision	155	32	(106)
Total income tax provision	$(562)	$(1,424)	$197

The following is a summary of the significant components of our deferred tax position:

	Year Ended December 31,
(Dollars in thousands)	2013	2012
Deferred tax assets:
Net operating loss and credit carryforwards	$417,536	$272,575
Payment-in-kind interest	10,211	11,082
Pension	9,606	11,403
Compensation reserves	8,348	6,755
Inventory reserves	7,546	7,103
Inventory capitalization	2,885	2,492
Unrealized hedge losses	—	1,559
Bad debt reserves	841	900
Other	2,046	1,665
Gross deferred tax assets	459,019	315,534
Less: valuation allowance	(323,335)	(195,695)
Deferred tax assets, net of allowance	135,684	119,839
Deferred tax liabilities:
Property, plant, and equipment	$(100,507)	$(84,241)
Cancellation of debt income deferral	(21,878)	(26,127)
Intangible assets	(8,241)	(9,148)
Deferred repair charges	(6,188)	(6,657)
Unrealized hedge income	(4,046)	—
Prepaid expenses	(998)	(440)
Total deferred tax liabilities	(141,858)	(126,613)
Net deferred tax liabilities	$(6,174)	$(6,774)

The valuation allowance for deferred tax assets as of December 31, 2013, 2012, and 2011 was $323.3 million, $195.7 million, and $132.1 million, respectively.  The increase in the valuation allowance in 2013 of $127.6 million is primarily attributable to additional federal and state net operating loss carryforwards for alternative fuel credits taken as taxable income in 2009 and 2010 that have now been deemed nontaxable. The increase in the valuation allowance in 2012 of $63.6 million was primarily attributable to additional federal and state losses incurred during 2012. It is less than more likely than not Verso Paper will realize these carryforward benefits in the future.

Income tax benefits related to the pension prior service liability have been credited to other comprehensive income. The benefits have been reduced by a valuation allowance of $6.7 million.

Verso Paper’s policy is to record interest paid with respect to income taxes as interest expense or interest income, respectively, in the consolidated statements of operations.

The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Based on our lack of historical earnings, management believes it is more likely than not that Verso Paper will not realize the benefits of those deductible differences.

Verso Paper has federal net operating loss carryforwards totaling approximately $1,112.2 million on December 31, 2013, which begin to expire for the tax year 2025.

Verso Paper has state net operating loss carryforwards totaling approximately $703.6 million on December 31, 2013, which begin to expire for the tax year 2014.

Verso Paper is subject to various federal, state, and local income tax audits for the tax years ended December 31, 2010 through 2013.  As of the current date, there are no ongoing federal or state income tax audits.

19. COMMITMENTS AND CONTINGENCIES

Operating Leases — We have entered into operating lease agreements, which expire at various dates through 2022, related to certain machinery and equipment used in our manufacturing process.  Rental expense under operating leases amounted to $9.8 million, $9.2 million, and $7.7 million for the years ended December 31, 2013, 2012, and 2011, respectively.

The following table, as of December 31, 2013, represents the future minimum rental payments due under non-cancelable operating leases that have initial or remaining lease terms in excess of one year:

(Dollars in thousands)
2014	$5,259
2015	2,674
2016	973
2017	414
2018	162
Thereafter	226
Total	$9,708

Purchase obligations — We have entered into unconditional purchase obligations in the ordinary course of business for the purchase of certain raw materials, energy, and services.  The following table, as of December 31, 2013, summarizes our unconditional purchase obligations.

(Dollars in thousands)
2014	$85,475
2015	44,669
2016	38,613
2017	38,935
2018	37,643
Thereafter	129,685
Total	$375,020

Severance Arrangements — Under our severance policy, and subject to certain terms and conditions, if the employment of a salaried employee or an hourly employee at the Quinnesec mill is terminated under specified circumstances, the employee is eligible to receive a termination allowance based on the employee’s applicable service and eligible pay.  The termination allowance is equal to two weeks of eligible pay for each full or partial year of applicable service, and in any event is not less than four weeks of eligible pay and not more than 52 weeks of eligible pay.  We also may elect to provide the employee with other severance benefits such as prorated and/or reduced incentive awards under our incentive plans and programs, subsidized continuation medical and dental insurance coverage, and outplacement services.  Our executive officers are also entitled to receive additional severance benefits under their contracts with us in the event of the termination of their employment under certain circumstances.

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

20. NEW MARKET TAX CREDIT ENTITIES

In 2010, we entered into a financing transaction with Chase Community Equity, LLC, or “Chase,” related to a $43 million renewable energy project at our mill in Quinnesec, Michigan, in which Chase made a capital contribution and Verso Finance made a loan to Chase NMTC Verso Investment Fund, LLC, or the “Investment Fund,” under a qualified New Markets Tax Credit, or “NMTC,” program, was provided for in the Community Renewal Tax Relief Act of 2000.

In connection with the financing, Verso Holdings loaned $23.3 million to Verso Finance at an interest rate of 6.5% per year and with a maturity of December 29, 2040, and Verso Finance, in turn, loaned the funds on similar terms to the Investment Fund.  The Investment Fund then contributed the loan proceeds to certain CDEs, which, in turn, loaned the funds on similar terms to Verso Quinnesec REP LLC, our indirect, wholly-owned subsidiary.  The proceeds of the loans from the CDEs (including loans representing the capital contribution made by Chase, net of syndication fees) were used to partially fund the renewable energy project.

By virtue of its contribution, Chase is entitled to substantially all of the benefits derived from the NMTCs.  This transaction includes a put/call provision whereby we may be obligated or entitled to repurchase Chase’s interest.  We believe that Chase will exercise the put option in December 2017 at the end of the recapture period.  The value attributed to the put/call is de minimis.  The NMTC is subject to 100% recapture for a period of 7 years as provided in the Internal Revenue Code.  We are required to be in compliance with various regulations and contractual provisions that apply to the NMTC arrangement.  Non-compliance with applicable requirements could result in projected tax benefits not being realized and, therefore, could require us to indemnify Chase for any loss or recapture of NMTCs related to the financing until such time as our obligation to deliver tax benefits is relieved.  We do not anticipate any credit recaptures will be required in connection with this arrangement.

We have determined that the Investment Fund is a variable interest entity, or “VIE,”  of which we are the primary beneficiary and have consolidated it in accordance with the accounting standard for consolidation.  Chase’s contribution, net of syndication fees, is included in Other liabilities in the accompanying consolidated balance sheets.  Direct costs incurred in structuring the financing arrangement are deferred and will be recognized as expense over the term of the loans.  Incremental costs to maintain the structure during the compliance period are recognized as incurred.

The following table summarizes the impact of the VIE consolidated by Verso Holdings as of December 31, 2013 and 2012:

	VERSO PAPER		VERSO HOLDINGS
	December 31,		December 31,
(Dollars in thousands)	2013	2012	2013	2012
Current assets	$15	$24	$15	$24
Non-current assets	85	85	23,390	23,390
Total assets	$100	$109	$23,405	$23,414
Current liabilities	15	23	141	149
Long-term debt	—	—	23,305	23,305
Other non-current liabilities	7,923	7,923	7,923	7,923
Total liabilities	$7,938	$7,946	$31,369	$31,377
Amounts presented in the condensed consolidated balance sheets and the table above are adjusted for intercompany eliminations.
The asset held by Verso Holdings represents its investment in the loan to Verso Finance, which is eliminated in consolidation in the accompanying consolidated balance sheet of Verso Paper.  The liability of Verso Holdings represents the loan issued by the Investment Fund to Verso Finance, which is also eliminated in consolidation in the accompanying consolidated balance sheet of Verso Paper.

21. INFORMATION BY INDUSTRY SEGMENT

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

The following table summarizes the industry segments for the years ended December 31, 2013, 2012, and 2011:

	VERSO PAPER			VERSO HOLDINGS
	Year Ended December 31,			Year Ended December 31,
(Dollars in thousands)	2013	2012	2011	2013	2012	2011
Net Sales:
Coated papers	$1,062,555	$1,177,050	$1,418,817	$1,062,555	$1,177,050	$1,418,817
Hardwood market pulp	156,099	140,816	150,111	156,099	140,816	150,111
Other	170,245	156,746	153,561	170,245	156,746	153,561
Total	$1,388,899	$1,474,612	$1,722,489	$1,388,899	$1,474,612	$1,722,489
Operating Income (Loss):
Coated papers (1)	$14,546	(26,166)	(4,726)	$14,546	(26,115)	3,470
Hardwood market pulp	21,540	9,215	33,357	21,540	9,215	33,357
Other	(2,186)	(15,470)	(12,945)	(2,186)	(15,470)	(12,945)
Total	$33,900	$(32,421)	$15,686	$33,900	$(32,370)	$23,882
Depreciation, Amortization, and Depletion:
Coated papers	$77,976	$90,740	$98,370	$77,976	$90,740	$98,370
Hardwood market pulp	18,125	18,000	17,249	18,125	18,000	17,249
Other	8,629	9,438	9,676	8,629	9,438	9,676
Total	$104,730	$118,178	$125,295	$104,730	$118,178	$125,295
Capital Spending:
Coated papers	$33,595	$57,807	$65,227	$33,595	$57,807	$65,227
Hardwood market pulp (2)	5,752	(325)	23,695	5,752	(325)	23,695
Other	1,313	2,427	1,350	1,313	2,427	1,350
Total	$40,660	$59,909	$90,272	$40,660	$59,909	$90,272

(1)
Included here is the effect of $102.4 million in Restructuring charges, offset by $60.6 million in Other operating income, recognized in 2012, which is entirely attributable to the coated papers segment.

(2)
Included here is the effect, attributable to the pulp segment, of a $14.7 million cash inflow received in 2012 from governmental grants associated with a renewable energy project at our mill in Quinnesec, Michigan, due to spending in 2011.

22. CONDENSED CONSOLIDATING FINANCIAL INFORMATION

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

Verso Holdings,  or the “Parent Issuer,” and its direct, 100% owned subsidiary, Verso Paper Inc., or the “Subsidiary Issuer,” are the issuers of 11.75% Senior Secured Notes due 2019, the 11.75% Secured Notes due 2019, the 8.75% Second Priority Senior Secured Notes due 2019, the Second Priority Senior Secured Floating Rate Notes due 2014, and the 11.38% Senior Subordinated Notes due 2016, or collectively, the “Notes.”  The Notes are jointly and severally guaranteed on a full and unconditional basis by the Parent Issuer’s direct and indirect, 100% owned subsidiaries, excluding the Subsidiary Issuer, Bucksport Leasing LLC, and Verso Quinnesec REP LLC, or collectively, the “Guarantor Subsidiaries.”  Chase NMTC Verso Investment Fund, LLC, a consolidated VIE of Verso Holdings, is a “Non-Guarantor Affiliate.”

Verso Paper Holdings LLC
Condensed Consolidating Balance Sheet
December 31, 2013
(Dollars in thousands)	Parent Issuer	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Non- Guarantor Affiliate	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$—	$—	$11,230	$—	$10	$—	$11,240
Accounts receivable, net	—	—	104,624	—	—	—	104,624
Inventories	—	—	137,687	—	—	—	137,687
Assets held for sale	—	—	50	—	—	—	50
Prepaid expenses and other assets	—	—	20,616	—	5	—	20,621
Current assets	—	—	274,207	—	15	—	274,222
Property, plant, and equipment, net	—	—	724,063	19,171	—	(288)	742,946
Intercompany/affiliate receivable	1,335,323	—	1,393	—	31,153	(1,367,869)	—
Investment in subsidiaries	(439,125)	—	(12,124)	—	—	451,249	—
Intangibles and other assets, net(1)	—	—	103,424	1,251	85	—	104,760
Total assets	$896,198	$—	$1,090,963	$20,422	$31,253	$(916,908)	$1,121,928
LIABILITIES AND MEMBER'S EQUITY
Accounts payable	$—	$—	$88,397	$7	$15	$(7)	$88,412
Accrued liabilities	58,847	—	63,462	—	126	—	122,435
Current maturities of long-term debt	13,310	—	—	—	—	—	13,310
Current liabilities	72,157	—	151,859	7	141	(7)	224,157
Intercompany/affiliate payable	—	—	1,335,323	32,539	—	(1,367,862)	—
Long-term debt(2)	1,235,167	—	—	—	23,305	—	1,258,472
Other liabilities	—	—	42,502	—	8,087	(164)	50,425
Member's (deficit) equity	(411,126)	—	(438,721)	(12,124)	(280)	451,125	(411,126)
Total liabilities and equity	$896,198	$—	$1,090,963	$20,422	$31,253	$(916,908)	$1,121,928
(1) Intangibles and other assets, net of Guarantor Subsidiaries includes $23.3 million of a long-term note receivable from Verso Finance.
(2) Long-term debt of Non-Guarantor Affiliate is payable to Verso Finance.

Verso Paper Holdings LLC
Condensed Consolidating Balance Sheet
December 31, 2012
(Dollars in thousands)	Parent Issuer	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Non- Guarantor Affiliate	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$—	$—	$61,453	$—	$17	$—	$61,470
Accounts receivable, net	—	—	101,014	—	—	—	101,014
Inventories	—	—	131,467	—	—	—	131,467
Assets held for sale	—	—	24,867	—	—	—	24,867
Prepaid expenses and other assets	—	—	3,989	—	7	—	3,996
Current assets	—	—	322,790	—	24	—	322,814
Property, plant, and equipment, net	—	—	773,074	20,246	—	(289)	793,031
Intercompany/affiliate receivable	1,251,788	—	1,401	—	31,153	(1,284,342)	—
Investment in subsidiaries	(253,714)	—	(11,183)	—	—	264,897	—
Intangibles and other assets, net(1)	—	—	115,222	1,125	85	—	116,432
Total assets	$998,074	$—	$1,201,304	$21,371	$31,262	$(1,019,734)	$1,232,277
LIABILITIES AND MEMBER'S EQUITY
Accounts payable	$—	$—	$92,056	$7	$23	$(7)	$92,079
Accrued liabilities	54,926	—	64,069	—	126	—	119,121
Liabilities related to assets held for sale	—	—	176	—	—	—	176
Current liabilities	54,926	—	156,301	7	149	(7)	211,376
Intercompany/affiliate payable	—	—	1,251,788	32,547	—	(1,284,335)	—
Long-term debt(2)	1,163,747	—	—	—	23,305	—	1,187,052
Other liabilities	—	—	46,525	—	8,032	(109)	54,448
Member's (deficit) equity	(220,599)	—	(253,310)	(11,183)	(224)	264,717	(220,599)
Total liabilities and equity	$998,074	$—	$1,201,304	$21,371	$31,262	$(1,019,734)	$1,232,277
(1) Intangibles and other assets, net of Guarantor Subsidiaries includes $23.3 million of a long-term note receivable from Verso Finance.
(2) Long-term debt of Non-Guarantor Affiliate is payable to Verso Finance.

Verso Paper Holdings LLC
Condensed Consolidating Statements of Operations and Comprehensive Income
Year Ended December 31, 2013
(Dollars in thousands)	Parent Issuer	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Non- Guarantor Affiliate	Eliminations	Consolidated
Net sales	$—	$—	$1,388,899	$—	$—	$—	$1,388,899
Cost of products sold (exclusive of depreciation, amortization, and depletion)	—	—	1,179,085	—	—	—	1,179,085
Depreciation, amortization, and depletion	—	—	103,655	1,075	55	(55)	104,730
Selling, general, and administrative expenses	—	—	75,452	(1,707)	32	—	73,777
Restructuring charges	—	—	1,378	—	—	—	1,378
Other operating income	—	—	(3,971)	—	—	—	(3,971)
Interest income	(138,298)	—	(1,539)	—	(1,546)	139,844	(1,539)
Interest expense	138,298	—	137,083	1,574	1,515	(139,844)	138,626
Other loss, net	2,800	—	5,165	—	—	—	7,965
Equity in net loss of subsidiaries	(108,352)	—	—	—	—	108,352	—
Net loss	$(111,152)	$—	$(107,409)	$(942)	$(56)	$108,407	$(111,152)
Other comprehensive income	13,838	—	13,838	—	—	(13,838)	13,838
Comprehensive loss	$(97,314)	$—	$(93,571)	$(942)	$(56)	$94,569	$(97,314)

Verso Paper Holdings LLC
Condensed Consolidating Statements of Operations and Comprehensive Income
Year Ended December 31, 2012
(Dollars in thousands)	Parent Issuer	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Non- Guarantor Affiliate	Eliminations	Consolidated
Net sales	$—	$—	$1,474,612	$—	$—	$—	$1,474,612
Cost of products sold (exclusive of depreciation, amortization, and depletion)	—	—	1,272,630	—	—	—	1,272,630
Depreciation, amortization, and depletion	—	—	117,014	1,164	55	(55)	118,178
Selling, general, and administrative expenses	—	—	76,039	(1,707)	32	—	74,364
Restructuring charges	—	—	102,404	—	—	—	102,404
Other operating income	—	—	(60,594)	—	—	—	(60,594)
Interest income	(129,801)	—	(1,523)	—	(1,546)	131,347	(1,523)
Interest expense	129,801	—	126,399	1,575	1,515	(131,347)	127,943
Other loss, net	8,244	—	(864)	—	—	—	7,380
Equity in net loss of subsidiaries	(157,926)	—	—	—	—	157,926	—
Net loss	$(166,170)	$—	$(156,893)	$(1,032)	$(56)	$157,981	$(166,170)
Other comprehensive income	3,385	—	3,385	—	—	(3,385)	3,385
Comprehensive loss	$(162,785)	$—	$(153,508)	$(1,032)	$(56)	$154,596	$(162,785)

Verso Paper Holdings LLC
Condensed Consolidating Statements of Operations and Comprehensive Income
Year Ended December 31, 2011
(Dollars in thousands)	Parent Issuer	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Non- Guarantor Affiliate	Eliminations	Consolidated
Net sales	$—	$—	$1,722,489	$—	$—	$—	$1,722,489
Cost of products sold (exclusive of depreciation, amortization, and depletion)	—	—	1,460,290	—	—	—	1,460,290
Depreciation, amortization, and depletion	—	—	125,121	174	55	(55)	125,295
Selling, general, and administrative expenses	—	—	78,038	(156)	125	—	78,007
Goodwill impairment	—	—	10,551	—	—	—	10,551
Restructuring charges	—	—	24,464	—	—	—	24,464
Interest income	(124,366)	—	(1,560)	(54)	(1,546)	125,912	(1,614)
Interest expense	124,366	—	121,883	361	1,515	(125,912)	122,213
Other loss (income), net	26,091	—	(279)	—	—	—	25,812
Equity in net loss of subsidiaries	$(96,438)	$—	$—	$—	$—	$96,438	$—
Net loss	(122,529)	—	(96,019)	(325)	(149)	96,493	(122,529)
Other comprehensive loss	(12,404)	$—	(12,404)	$—	$—	12,404	(12,404)
Comprehensive loss	$(134,933)	$—	$(108,423)	$(325)	$(149)	$108,897	$(134,933)

Verso Paper Holdings LLC
Condensed Consolidating Statements of Cash Flows
Year Ended December 31, 2013
(Dollars in thousands)	Parent Issuer	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Non- Guarantor Affiliate	Eliminations	Consolidated
Net cash used in operating activities	$—	$—	$(27,609)	$154	$(7)	$—	$(27,462)
Cash flows from investing activities:
Proceeds from sale of assets	—	—	28,397	—	—	—	28,397
Transfers (to) from restricted cash	—	—	(1,338)	(154)	—	—	(1,492)
Return of investment in subsidiaries	140	—	(140)	—	—	—	—
Capital expenditures	—	—	(40,660)	—	—	—	(40,660)
Net cash provided by (used in) investing activities	140	—	(13,741)	(154)	—	—	(13,755)
Cash flows from financing activities:
Borrowings on revolving credit facilities	145,000	—	—	—	—	—	145,000
Payments on revolving credit facilities	(145,000)	—	—	—	—	—	(145,000)
Return of capital	(8,653)	—	—	—	—	—	(8,653)
Debt issuance costs	(220)	—	—	—	—	—	(220)
Cash distributions	(140)	—	—	—	—	—	(140)
Repayment of advances to subsidiaries	8,653	—	(8,653)	—	—	—	—
Advances from subsidiaries	220	—	(220)	—	—	—	—
Net cash used in financing activities	(140)	—	(8,873)	—	—	—	(9,013)
Change in cash and cash equivalents	—	—	(50,223)	—	(7)	—	(50,230)
Cash and cash equivalents at beginning of period	—	—	61,453	—	17	—	61,470
Cash and cash equivalents at end of period	$—	$—	$11,230	$—	$10	$—	$11,240

Verso Paper Holdings LLC
Condensed Consolidating Statements of Cash Flows
Year Ended December 31, 2012
(Dollars in thousands)	Parent Issuer	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Non- Guarantor Affiliate	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$—	$—	$9,449	$1,909	$(56)	$—	$11,302
Cash flows from investing activities:
Proceeds from insurance settlement	—	—	51,003	—	—	—	51,003
Proceeds from sale of assets	—	—	1,731	—	—	—	1,731
Transfers (to) from restricted cash	—	—	184	(78)	—	—	106
Return of investment in subsidiaries	(694)	—	694	—	—	—	—
Capital expenditures	—	—	(68,585)	8,676	—	—	(59,909)
Net cash (used in) provided by investing activities	(694)	—	(14,973)	8,598	—	—	(7,069)
Cash flows from financing activities:
Borrowings on revolving credit facilities	112,500	—	—	—	—	—	112,500
Payments on revolving credit facilities	(112,500)	—	—	—	—	—	(112,500)
Proceeds from long-term debt	341,191	—	—	—	—	—	341,191
Repayments of long-term debt	(354,984)	—	—	—	—	—	(354,984)
Debt issuance costs	(24,459)	—	—	—	—	—	(24,459)
Contribution from parent	776	—	—	—	—	—	776
Cash distributions	(82)	—	10,507	(10,507)	—	—	(82)
Repayment of advances to subsidiaries	354,984	—	(354,984)	—	—	—	—
Advances to subsidiaries	(316,732)	—	316,732	—	—	—	—
Net cash provided by (used in) financing activities	694	—	(27,745)	(10,507)	—	—	(37,558)
Change in cash and cash equivalents	—	—	(33,269)	—	(56)	—	(33,325)
Cash and cash equivalents at beginning of period	—	—	94,722	—	73	—	94,795
Cash and cash equivalents at end of period	$—	$—	$61,453	$—	$17	$—	$61,470

Verso Paper Holdings LLC
Condensed Consolidating Statements of Cash Flows
Year Ended December 31, 2011
(Dollars in thousands)	Parent Issuer	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Non- Guarantor Affiliate	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$—	$—	$18,815	$(4,322)	$69	$—	$14,562
Cash flows from investing activities:
Proceeds from sale of fixed assets	—	—	228	—	—	—	228
Transfers (to) from restricted cash	—	—	(975)	24,814	—	—	23,839
Capital expenditures	—	—	(69,866)	(20,406)	—	—	(90,272)
Return of investment in subsidiaries	88	—	(88)	—	—	—	—
Net cash provided by (used in) investing activities	88	—	(70,701)	4,408	—	—	(66,205)
Cash flows from financing activities:
Proceeds from long-term debt	394,618	—	—	—	—	—	394,618
Repayments of long-term debt	(389,998)	—	—	—	—	—	(389,998)
Debt issuance costs	(10,715)	—	1	(86)	—	—	(10,800)
Cash distributions	(88)	—	—	—	—	—	(88)
Repayment of advances to subsidiaries	389,998	—	(389,998)	—	—	—	—
Advances to subsidiaries	(383,903)	—	383,903	—	—	—	—
Net cash used in financing activities	(88)	—	(6,094)	(86)	—	—	(6,268)
Change in cash and cash equivalents	—	—	(57,980)	—	69	—	(57,911)
Cash and cash equivalents at beginning of period	—	—	152,702	—	4	—	152,706
Cash and cash equivalents at end of period	$—	$—	$94,722	$—	$73	$—	$94,795

23. QUARTERLY DATA

Verso Paper’s quarterly financial data (unaudited) is as follows:

VERSO PAPER CORP.
	2013				2012
(Dollars in millions, except per share amounts)	Fourth	Third	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
Summary Statement of Operations Data:
Net sales	$350.4	$374.9	$330.4	$333.2	$361.0	$373.0	$365.3	$375.3
Gross margin(1)	62.8	69.1	36.5	41.4	50.8	71.1	42.1	38.0
Cost of products sold	313.7	332.1	320.2	317.8	337.1	330.0	355.0	368.7
Selling, general, and administrative expenses	17.8	18.0	19.2	18.8	18.2	17.5	19.9	18.8
Restructuring charges (2)	0.1	0.1	0.2	1.0	5.4	97.0	(0.1)	0.1
Other operating income (3)	—	—	(0.7)	(3.3)	(60.6)	—	—	—
Interest expense	34.3	34.4	34.4	34.7	36.8	33.2	33.3	32.1
Other loss (income), net	5.1	0.1	0.1	2.6	(0.1)	—	(22.1)	29.6
Income tax (benefit) expense	(0.6)	—	—	—	(1.3)	—	—	(0.1)
Net (loss) income	(20.0)	(9.8)	(43.0)	(38.4)	25.5	(104.7)	(20.7)	(73.9)
Share Data(4):
(Loss) earnings per share:
Basic	$(0.38)	$(0.18)	$(0.81)	$(0.72)	$0.48	$(1.98)	$(0.39)	$(1.40)
Diluted	(0.38)	(0.18)	(0.81)	(0.72)	0.48	(1.98)	(0.39)	(1.40)
Weighted average shares of common stock outstanding (thousands):
Basic	53,172	53,172	53,172	52,976	52,896	52,907	52,908	52,686
Diluted	53,172	53,172	53,172	52,976	52,913	52,907	52,908	52,686
Closing price per share:
High	$0.85	$1.13	$1.29	$1.65	$1.67	$2.00	$1.80	$2.50
Low	0.54	0.62	1.03	0.98	1.01	1.17	1.08	0.97
Period-end	0.63	0.76	1.15	1.32	1.07	1.60	1.18	1.88
(1) Gross margin represents net sales less cost of products sold, excluding depreciation, amortization, and depletion.
(2) Represents costs primarily associated with the closure of the former Sartell mill in 2012.
(3) Represents gain on sale of the former Sartell mill and Fiber Farm LLC in 2013 and gain on insurance settlement resulting from the fire at the former Sartell mill in 2012.
(4) No dividends were declared or paid in any of the periods presented.

24. SUBSEQUENT EVENT

On January 3, 2014, Verso Paper, Verso Merger Sub Inc., a Delaware corporation and an indirect, wholly owned subsidiary of Verso Paper, or “Merger Sub,” and NewPage Holdings Inc., a Delaware corporation, or “NewPage,” entered into an Agreement and Plan of Merger, or the “Merger Agreement,” pursuant to which Merger Sub will merge with and into NewPage on the terms and subject to the conditions set forth in the Merger Agreement, or the “Merger,” with NewPage surviving the Merger as an indirect, wholly owned subsidiary of Verso.
The Merger Agreement provides for a series of transactions pursuant to which equity holders of NewPage will receive (i) $250 million in cash, approximately $243 million of which has been paid to NewPage’s stockholders as a dividend from the proceeds of the NewPage Term Loan Facility, plus the cash actually received by NewPage in respect of any exercises of NewPage stock options between the date of the Merger Agreement and the closing of the Merger; (ii) $650 million aggregate principal amount of New First Lien Notes (valued at face value) to be issued at closing; and (iii) shares of Verso common stock representing 20% (subject to potential upward adjustment to 25% under certain circumstances) of the sum of the outstanding shares of Verso common stock as of immediately prior to closing and the shares, if any, underlying vested, in-the-money stock options as of the signing of the Merger Agreement. The amount of New First Lien Notes to be issued in the Merger is subject to downward adjustment, in an amount not to exceed $27 million in value, if NewPage makes certain restricted payments between September 30, 2013 and the closing of the Merger. If the Merger has not closed by August 31, 2014, and the reason for the failure to close by such date, or any subsequent delay in closing after such date, is solely the result of Verso’s failure to take certain actions to satisfy certain closing conditions, the amount of Verso common stock to be issued as Merger Consideration will increase in monthly increments by up to 5% so that the total amount of Verso common stock issued in the Merger Consideration would be up to 25% of the sum of the outstanding shares as of immediately prior to closing and the shares, if any, underlying vested, in-the-money stock options as of the signing of the Merger Agreement.
On January 13, 2014, in accordance with the terms of the Merger Agreement, Verso Holdings and its direct, wholly owned subsidiary, Verso Paper Inc., or collectively the “Issuers,” commenced offers to exchange their new Second Priority Adjustable Senior Secured Notes and new Adjustable Senior Subordinated Notes for any and all of the Issuers’ outstanding 8.75% Second Priority Senior Secured Notes due 2019, or the "Old Second Lien Notes" and 11.38% Senior Subordinated Notes due 2016, or the "Old Subordinated Notes," respectively. The minimum tender conditions for the exchange offers were not satisfied, and the exchange offers and consent solicitations expired by their terms on February 27, 2014, without the Issuers accepting any of the Old Second Lien Notes or Old Subordinated Notes for exchange. We have notified NewPage of our failure to consummate the exchange offers and are exploring all options.

On February 28, 2014, Verso Bucksport Power LLC, an indirect, wholly owned subsidiary of Verso Paper, purchased from Bucksport Energy LLC for nominal consideration its 72% undivided interest in the cogeneration power plant located at our Bucksport mill.  Following the transaction, Verso Paper owns, through two of our subsidiaries, the entire ownership interest in the cogeneration power plant.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in reports that we file and submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of Verso Paper’s disclosure controls and procedures as of December 31, 2013.  Based upon this evaluation, and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that Verso Paper’s disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2013.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of Verso Holdings’ disclosure controls and procedures as of December 31, 2013.  Based upon this evaluation, and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that Verso Holdings’ disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2013.

Management’s Report on Internal Control Over Financial Reporting

Management’s reports on Verso Paper’s and Verso Holdings’ internal control over financial reporting are included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.  The reports of our independent registered public accounting firm, Deloitte & Touche LLP, with respect to internal control over financial reporting are also presented in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the fiscal quarter ended December 31, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item for Verso Paper is incorporated by reference from the definitive proxy statement to be filed within 120 days after December 31, 2013, pursuant to Regulation 14A under the Exchange Act in connection with our 2014 annual meeting of stockholders.

The information called for by this item for Verso Holdings is omitted under the reduced disclosure format permitted by General Instruction I(2)(c) of Form 10-K.

Item 11. Executive Compensation

The information required by this item for Verso Paper is incorporated by reference from the definitive proxy statement to be filed within 120 days after December 31, 2013, pursuant to Regulation 14A under the Exchange Act in connection with our 2014 annual meeting of stockholders.

The information called for by this item for Verso Holdings is omitted under the reduced disclosure format permitted by General Instruction I(2)(c) of Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item for Verso Paper is incorporated by reference from the definitive proxy statement to be filed within 120 days after December 31, 2013, pursuant to Regulation 14A under the Exchange Act in connection with our 2014 annual meeting of stockholders.

The information called for by this item for Verso Holdings is omitted under the reduced disclosure format permitted by General Instruction I(2)(c) of Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item for Verso Paper is incorporated by reference from the definitive proxy statement to be filed within 120 days after December 31, 2013, pursuant to Regulation 14A under the Exchange Act in connection with our 2014 annual meeting of stockholders.

The information called for by this item for Verso Holdings is omitted under the reduced disclosure format permitted by General Instruction I(2)(c) of Form 10-K.

Item 14. Principal Accountant Fees and Services

The information required by this item for Verso Paper is incorporated by reference from the definitive proxy statement to be filed within 120 days after December 31, 2013, pursuant to Regulation 14A under the Exchange Act in connection with our 2014 annual meeting of stockholders.

The following table represents fees billed to Verso Holdings for professional services rendered by Deloitte & Touche LLP for the years ended December 31, 2013, and 2012:

(Dollars in thousands)	2013	2012
Audit fees	$1,215	$1,372
Audit-related fees	186	140
Total	$1,401	$1,512

Audit fees.  For the years ended December 31, 2013, and 2012, audit fees represent the aggregate fees billed to Verso Holdings by Deloitte & Touche LLP for professional services rendered for the audit of Verso Holdings’ financial statements and review of interim financial statements.

Audit-related fees.  For the years ended December 31, 2013, and 2012, audit-related fees represent the aggregate fees billed to Verso Holdings by Deloitte & Touche LLP for assurance and related services that are reasonably related to the audit or review of Verso Holdings’ financial statements, which in both periods includes fees for compliance attestation and other procedures provided in conjunction with documents prepared for Verso Holdings’ issuance of public debt.

The audit committee of our board of directors is responsible for pre-approval of all audit and permitted non-audit services to be performed by Deloitte & Touche LLP, as the registered public accounting firm that performs the audit of our consolidated financial statements that are filed with the SEC.

Part IV

Item 15. Exhibits and Financial Statement Schedule

Financial Statements

See the Index to Financial Statements in “Financial Statements and Supplementary Data.”

Financial Statement Schedule

See Schedule II – Valuation Accounts and the reports thereon of Deloitte & Touche LLP, Independent Registered Public Accounting Firm, on pages S-1 to S-3 of this annual report.

Exhibits

The following exhibits are included with this report:

Exhibit
Number	Description of Exhibit

2.1	Agreement and Plan of Merger dated as of January 3, 2014, by and among Verso Paper Corp., Verso Merger Sub Inc., and NewPage Holdings Inc. (24)

3.1	Amended and Restated Certificate of Incorporation of Verso Paper Corp.(5)

3.2	Amended and Restated Bylaws of Verso Paper Corp.(23)

3.3	Certificate of Formation, as amended, of Verso Paper Holdings LLC.(3)

3.4	Amended and Restated Limited Liability Company Agreement of Verso Paper Holdings LLC.(3)

4.1	Specimen common stock certificate of Verso Paper Corp.(4)

4.2
Indenture relating to 11.75% Senior Secured Notes due 2019, dated as of March 21, 2012, among Verso Paper Holdings LLC, Verso Paper Inc., the Guarantors named therein, and Wilmington Trust, National Association, as Trustee,(14) as supplemented by the First Supplemental Indenture dated as of March 29, 2012, among Verso Paper Holdings LLC, Verso Paper Inc., the Guarantors named therein, and Wilmington Trust, National Association, as Trustee,(15) as supplemented by the Second Supplemental Indenture dated as of January 31, 2013, among Verso Paper Holdings LLC, Verso Paper Inc., the Guarantors named therein, and Wilmington Trust, National Association, as Trustee.(22)

4.3
Indenture relating to 11.75% Secured Notes due 2019, dated as of May 11, 2012, among Verso Paper Holdings LLC, Verso Paper Inc., the Guarantors named therein, and Wilmington Trust, National Association, as Trustee.(20)

4.4
Indenture relating to 8.75% Second Priority Senior Secured Notes due 2019, dated as of January 26, 2011, among Verso Paper Holdings LLC, Verso Paper Inc., the Guarantors named therein, and Wilmington Trust Company, as Trustee,(10) as supplemented by the First Supplemental Indenture dated as of February 10, 2011, among Verso Paper Holdings LLC, Verso Paper Inc., the Guarantors named therein, and Wilmington Trust Company, as Trustee.(11)

4.5
Indenture relating to Second Priority Senior Secured Floating Rate Notes due 2014, dated as of August 1, 2006, among Verso Paper Holdings LLC, Verso Paper Inc., the Guarantors named therein, and Wilmington Trust Company, as Trustee,(1) as supplemented by the First Supplemental Indenture dated as of May 30, 2009, among Verso Paper Holdings LLC, Verso Paper Inc., the Guarantors named therein, and Wilmington Trust Company, as Trustee,(21) as supplemented by the Second Supplemental Indenture dated as of January 10, 2011, among Verso Paper Holdings LLC, Verso Paper Inc., the Guarantors named therein, and Wilmington Trust Company, as Trustee,(21) and as supplemented by the Third Supplemental Indenture dated as of May 8, 2012, among Verso Paper Holdings LLC, Verso Paper Inc., the Guarantors named therein, and Wilmington Trust Company, as Trustee.(18)

4.6
Indenture relating to 11⅜% Senior Subordinated Notes due 2016, dated as of August 1, 2006, among Verso Paper Holdings LLC, Verso Paper Inc., the Guarantors named therein, and Wilmington Trust Company, as Trustee,(1) as supplemented by the First Supplemental Indenture dated as of May 30, 2009, among Verso Paper Holdings LLC, Verso Paper Inc., the Guarantors named therein, and Wilmington Trust Company, as Trustee,(21) as supplemented by the Second Supplemental Indenture dated as of January 10, 2011, among Verso Paper Holdings LLC, Verso Paper Inc., the Guarantors named therein, and Wilmington Trust Company, as Trustee,(21) and as supplemented by the Third Supplemental Indenture dated as of May 8, 2012, among Verso Paper Holdings LLC, Verso Paper Inc., the Guarantors named therein, and Wilmington Trust Company, as Trustee.(18)

10.1
Credit Agreement dated as of May 4, 2012, among Verso Paper Finance Holdings LLC, Verso Paper Holdings LLC, each of the subsidiaries of the borrower party thereto, the lenders party thereto, Citibank, N.A., as Administrative Agent, and Citigroup Global Markets Inc., Barclays Bank PLC and Credit Suisse Securities (USA) LLC, as Co-Syndication Agents, Joint Bookrunners and Joint Lead Arrangers,(18) as amended by the Consent and First Amendment to Credit Agreement dated as of January 3, 2014, among Verso Paper Finance Holdings LLC, Verso Paper Holdings LLC, and the lenders signatory thereto.(24)

10.2
Credit Agreement dated as of May 4, 2012, among Verso Paper Finance Holdings LLC, Verso Paper Holdings LLC, each of the subsidiaries of the borrower party thereto, the lenders party thereto, Credit Suisse AG, Cayman Islands Branch, as Administrative Agent, and Citigroup Global Markets Inc., Barclays Bank PLC and Credit Suisse Securities (USA) LLC, as Co-Syndication Agents, Joint Bookrunners and Joint Lead Arrangers,(18) as amended by the Consent and First Amendment to Credit Agreement dated as of January 3, 2014, among Verso Paper Finance Holdings LLC, Verso Paper Holdings LLC, and the lenders signatory thereto.(24)

10.3
Guarantee and Collateral Agreement dated as of May 4, 2012, among Verso Paper Finance Holdings LLC, Verso Paper Holdings LLC, each other Pledgor identified therein, and Citibank, N.A., as Administrative Agent.(21)

10.4
Guarantee and Collateral Agreement dated as of May 4, 2012, among Verso Paper Finance Holdings LLC, Verso Paper Holdings LLC, each other Pledgor identified therein, and Credit Suisse AG, Cayman Islands Branch, as Administrative Agent.(21)

10.5
Collateral Agreement dated as of May 4, 2012, relating to the 11.75% Senior Secured Notes due 2019 among Verso Paper Holdings LLC, the Subsidiaries named therein, and Wilmington Trust, National Association, as Collateral Agent.

10.6
Collateral Agreement dated as of May 11, 2012, relating to the 11.75% Secured Notes due 2019 among Verso Paper Holdings LLC, each other pledgor identified therein, and Wilmington Trust, National Association, as Administrative Agent.(20)

10.7
Collateral Agreement dated as of January 26, 2011, relating to the 8.75% Second Priority Senior Secured Notes due 2019 among Verso Paper Holdings LLC, Verso Paper Inc., each Subsidiary party thereto, and Wilmington Trust Company, as Collateral Agent,(10) as amended by Amendment No. 1 of Collateral Agreement dated as of February 10, 2011, among Verso paper Holdings LLC, Verso Paper Inc., each Subsidiary party thereto, and Wilmington Trust Company, as Collateral Agent.(11)

10.8
Intercreditor Agreement dated as of August 1, 2006, among Credit Suisse, Cayman Islands Branch, as Intercreditor Agent, Wilmington Trust Company, as Trustee, Verso Paper Finance Holdings LLC, Verso Paper Holdings LLC, and the Subsidiaries party thereto,(1) as supplemented by Supplement No. 1 to Intercreditor Agreement dated as of May 29, 2009, among Verso Paper Five Corp., Verso Fiber Farm LLC, Verso Maine Energy LLC, Credit Suisse, Cayman Islands Branch, as Intercreditor Agent, and Wilmington Trust Company, as Trustee, (12) as supplemented by Supplement No. 2 to Intercreditor Agreement dated as of January 10, 2011, among Verso Quinnesec REP Holding Inc., Credit Suisse, Cayman Islands Branch, as Intercreditor Agent, and Wilmington Trust Company, as Trustee,(12) as supplemented by Joinder and Supplement No. 3 to Intercreditor Agreement dated as of January 26, 2011, among Wilmington Trust Company, as Trustee, Verso Paper Finance Holdings LLC, Verso Paper Holdings LLC, Verso Paper Inc., and the Subsidiaries party thereto,(10) as supplemented by Joinder and Supplement No. 4 to Intercreditor Agreement dated as of May 4, 2012, among Wilmington Trust, National Association, as Trustee, Citibank, N.A., as intercreditor agent, Wilmington Trust Company, as second-priority designated agent, Verso Paper Holdings LLC, Verso Paper Finance Holdings LLC and the subsidiaries of Verso Paper Holdings LLC named therein,(21) and as supplemented by Joinder and Supplement No. 5 to Intercreditor Agreement dated as of May 11, 2012, among Wilmington Trust, National Association, as Trustee, Citibank, N.A., as Intercreditor Agent, Wilmington Trust Company, as Second-Priority Designated Agent, Verso Paper Finance Holdings LLC, Verso Paper Holdings LLC and the subsidiaries of Verso Paper Holdings LLC named therein.(20)

10.9
Senior Lien Intercreditor Agreement dated as of May 4, 2012, among Verso Paper Holdings LLC, Verso Paper Finance Holdings LLC, the subsidiaries of Verso Paper Holdings LLC name therein, Citibank, N.A., as administrative agent and collateral agent under the credit agreement dated as of May 4, 2012, Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent under the credit agreement dated as of May 4, 2012, and Wilmington Trust, National Association, as the trustee and collateral agent under the indenture dated as of March 21, 2012,(21) as amended by Amendment No. 1 to the Senior Lien Intercreditor Agreement dated as of May 16, 2012, among Verso Paper Holdings LLC, Verso Paper Finance Holdings LLC, the subsidiaries of Verso Paper Holdings LLC name therein, Citibank, N.A., as administrative agent and collateral agent under the credit agreement dated as of May 4, 2012, Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent under the credit agreement dated as of May 4, 2012, and Wilmington Trust, National Association, as the trustee and collateral agent under the indenture dated as of March 21, 2012.(21)

10.10
First-Priority Intercreditor Agreement dated as of May 4, 2012, among Verso Paper Holdings LLC, Verso Paper Finance Holdings LLC, the subsidiaries of Verso Paper Holdings LLC name therein, Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent under the credit agreement dated as of May 4, 2012, and Wilmington Trust, National Association, as the trustee and collateral agent under the indenture dated as of March 21, 2012.(21)

10.11
Intercreditor Agreement dated as of May 11, 2012, among Verso Paper Holdings LLC, Verso Paper Finance Holdings LLC, the subsidiaries of Verso Paper Holdings LLC name therein, Citibank, N.A., as Intercreditor Agent, Citibank, N.A., as Administrative Agent under the Credit Agreement dated as of May 4, 2012, Credit Suisse AG, Cayman Islands Branch, as Administrative Agent under the Credit Agreement dated as of May 4, 2012, Wilmington Trust, National Association, as Trustee under the Indenture dated as of March 21, 2012 and Wilmington Trust, National Association, as Trustee and Collateral Agent under the Indenture dated as of May 11, 2012.(20)

10.12
Intellectual Property Security Agreement dated as of August 1, 2006, made by Verso Paper Finance Holdings LLC, Verso Paper Holdings LLC, Verso Paper Inc., Verso Paper LLC, Verso Androscoggin LLC, Verso Bucksport LLC, Verso Quinnesec LLC, Verso Sartell LLC, and nexTier Solutions Corporation in favor of Credit Suisse, Cayman Islands Branch, as Administrative Agent.(1)

10.13
Intellectual Property Security Agreement dated as of August 1, 2006, made by Verso Paper Holdings LLC, Verso Paper Inc., Verso Paper LLC, Verso Androscoggin LLC, Verso Bucksport LLC, Verso Quinnesec LLC, Verso Sartell LLC, and nexTier Solutions Corporation in favor of Wilmington Trust Company, as Collateral Agent.(1)

10.14*	Management and Transaction Fee Agreement dated as of August 1, 2006, among Verso Paper LLC, Verso Paper Investments LP, Apollo Management V, L.P., and Apollo Management VI, L.P.(1)

10.15*	Third Amended and Restated Limited Partnership Agreement of Verso Paper Management LP dated as of May 20, 2008 (form).(5)

10.16*	Registration Rights Agreement dated as of May 20, 2008, among Verso Paper Corp., Verso Paper Investments LP, and the Individual Limited Partners (form).(4)

10.17*	Verso Paper Corp. Amended and Restated 2008 Incentive Award Plan.(16)

10.18*	Verso Paper Corp. 2008 Incentive Award Plan Stock Option Grant Notice and Stock Option Agreement for Non-Employee Directors (form).(6)

10.19*	Verso Paper Corp. 2008 Incentive Award Plan Stock Option Grant Notice and Stock Option Agreement for Executives (form).(8)

10.20*	Verso Paper Corp. 2008 Incentive Award Plan Restricted Stock Award Grant Notice and Restricted Stock Award Agreement for Executives (form).(8)

10.21*	Verso Paper Corp. Senior Executive Bonus Plan.(4)

10.22*	Verso Paper Corp. 2012 Bonus Plan.(16)

10.23*	Verso Paper Corp. 2009 Long-Term Cash Award Program for Executives.(7)

10.24*	Verso Paper Corp. 2012 Executive Long-Term Incentive Program.(19)

10.25*	Verso Paper Corp. Executive Retirement Program.(9)

10.26*
Verso Paper Deferred Compensation Plan, consisting of The CORPORATEplan for RetirementSM Executive Plan, Basic Plan Document, effective as of February 15, 2007, as amended and restated by the Adoption Agreement effective as of December 1, 2008, as further amended by the Verso Paper Deferred Compensation Plan Amendment effective as of April 10, 2009, and as further amended by the Second Amendment to Verso Paper Deferred Compensation Plan effective as of January 1, 2010.(9)

10.27*	Employment Agreement dated as of April 20, 2012, between David J. Paterson and Verso Paper Corp. (17)

10.28*	Amended and Restated Confidentiality and Non-Competition Agreement between Verso Paper Corp. and each of its executives (form).(19)

10.29*	Indemnification Agreement between Verso Paper Corp. and its directors and executive officers (form).(4)

12	Computation of Ratio of Earnings to Fixed Charges.

21	Subsidiaries of Verso Paper Corp.

23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.

23.2	Consent of Resource Information Systems, Inc.(13)

31.1	Certification of Principal Executive Officer of Verso Paper Corp. pursuant to Rule 13a-14(a) under Securities Exchange Act of 1934.

31.2	Certification of Principal Financial Officer of Verso Paper Corp. pursuant to Rule 13a-14(a) under Securities Exchange Act of 1934.

31.3	Certification of Principal Executive Officer of Verso Paper Holdings LLC pursuant to Rule 13a-14(a) under Securities Exchange Act of 1934.

31.4	Certification of Principal Financial Officer of Verso Paper Holdings LLC pursuant to Rule 13a-14(a) under Securities Exchange Act of 1934.

32.1	Certification of Principal Executive Officer of Verso Paper Corp. pursuant to Rule 13a-14(b) under Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of United States Code.

32.2	Certification of Principal Financial Officer of Verso Paper Corp. pursuant to Rule 13a-14(b) under Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.3	Certification of Principal Executive Officer Verso Paper Holdings LLC pursuant to Rule 13a-14(b) under Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of United States Code.

32.4
Certification of Principal Financial Officer Verso Paper Holdings LLC pursuant to Rule 13a-14(b) under Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

 *  An asterisk denotes a management contract or compensatory plan or arrangement.

(1)
Incorporated by reference to Amendment No. 1 to Verso Paper Holdings LLC’s Registration Statement on Form S-4 (Registration No. 333-142283), filed with the Securities and Exchange Commission (the "SEC") on June 29, 2007.

(2)	Incorporated by reference to Amendment No. 1 to Verso Paper Corp.’s Registration Statement on Form S-1 (Registration No. 333-148201), filed with the SEC on February 13, 2008.

(3)	Incorporated by reference to Verso Paper Holdings LLC's Annual Report on Form 10-K for the year ended December 31, 2007, filed with the SEC on March 12, 2008.

(4)	Incorporated by reference to Amendment No. 3 to Verso Paper Corp.'s Registration Statement on Form S-1 (Registration No. 333-148201), filed with the SEC on April 28, 2008.

(5)	Incorporated by reference to Amendment No. 5 to Verso Paper Corp.'s Registration Statement on Form S-1 (Registration No. 333-148201), filed with the SEC on May 8, 2008.

(6)	Incorporated by reference to Verso Paper Corp.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed with the SEC on March 5, 2009.

(7)	Incorporated by reference to Verso Paper Corp.'s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2009, filed with the SEC on August 6, 2009.

(8)	Incorporated by reference to Verso Paper Corp.'s Current Report on Form 8-K, filed with the SEC on September 25, 2009.

(9)	Incorporated by reference to Verso Paper Corp.'s and Verso Paper Holdings LLC's Current Report on Form 8-K, filed with the SEC on December 30, 2009.

(10)	Incorporated by reference to Verso Paper Corp.’s and Verso Paper Holdings LLC’s Current Report on Form 8-K, filed with the SEC on January 26, 2011.

(11)	Incorporated by reference to Verso Paper Corp.’s and Verso Paper Holdings LLC’s Current Report on Form 8-K, filed with the SEC on February 10, 2011.

(12)	Incorporated by reference to Verso Paper Holdings LLC’s Registration Statement on Form S-4 (Registration No. 333-174841), filed with the SEC on June 10, 2011.

(13)	Incorporated by reference to Verso Paper Corp.’s and Verso Paper Holdings LLC’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed with the SEC on March 6, 2012.

(14)	Incorporated by reference to Verso Paper Corp.'s and Verso Paper Holdings LLC’s Current Report on Form 8-K, filed with the SEC on March 22, 2012.

(15)	Incorporated by reference to Verso Paper Corp.’s and Verso Paper Holdings LLC’s Current Report on Form 8-K, filed with the SEC on March 29, 2012.

(16)	Incorporated by reference to Verso Paper Corp.’s Proxy Statement for the 2012 Annual Meeting of Stockholders, filed with the SEC on April 14, 2012.

(17)	Incorporated by reference to Verso Paper Corp.’s Current Report on Form 8-K, filed with the SEC on April 20, 2012.

(18)	Incorporated by reference to Verso Paper Corp.’s and Verso Paper Holdings LLC's Current Report on Form 8-K, filed with the SEC on May 9, 2012.

(19)	Incorporated by reference to Verso Paper Corp.’s and Verso Paper Holdings LLC’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2012, filed with the SEC on May 14, 2012.

(20)	Incorporated by reference to Verso Paper Corp.’s and Verso Paper Holdings LLC’s Current Report on Form 8-K, filed with the SEC on May 15, 2012.

(21)	Incorporated by reference to Verso Paper Holdings LLC's and Verso Paper Inc.'s Registration Statement on Form S-4 (Registration No. 333-184490), filed with the SEC on October 18, 2012.

(22)	Incorporated by reference to Verso Paper Corp.’s and Verso Paper Holdings LLC’s Current Report on Form 8-K, filed with the SEC on February 4, 2013.

(23)	Incorporated by reference to Verso Paper Corp.’s and Verso Paper Holdings LLC’s Current Report on Form 8‑K, filed with the SEC on October 30, 2013.

(24)	Incorporated by reference to Verso Paper Corp.’s and Verso Paper Holdings LLC’s Current Report on Form 8‑K, filed with the SEC on January 6, 2014.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 6, 2014
VERSO PAPER CORP.

	By:	/s/ David J. Paterson
David J. Paterson President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Position	Date
/s/ David J. Paterson	President, Chief Executive Officer and Director	March 6, 2014
David J. Paterson	(Principal Executive Officer)

/s/ Robert P. Mundy	Senior Vice President and Chief Financial Officer	March 6, 2014
Robert P. Mundy	(Principal Financial and Accounting Officer)

/s/ Michael E. Ducey	Director	March 6, 2014
Michael E. Ducey

/s/ Thomas Gutierrez	Director	March 6, 2014
Thomas Gutierrez

/s/ Scott M. Kleinman	Director	March 6, 2014
Scott M. Kleinman

/s/ David W. Oskin	Director	March 6, 2014
David W. Oskin

/s/ Eric L. Press	Director	March 6, 2014
Eric L. Press

/s/ L.H. Puckett, Jr.	Director	March 6, 2014
L.H. Puckett, Jr.

/s/ David B. Sambur	Director	March 6, 2014
David B. Sambur

/s/ Jordan C. Zaken	Director	March 6, 2014
Jordan C. Zaken

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 6, 2014
VERSO PAPER HOLDINGS LLC

	By:	/s/ David J. Paterson
David J. Paterson President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Position	Date
/s/ David J. Paterson	President, Chief Executive Officer and Director	March 6, 2014
David J. Paterson	(Principal Executive Officer)

/s/ Robert P. Mundy	Senior Vice President and Chief Financial Officer	March 6, 2014
Robert P. Mundy	(Principal Financial and Accounting Officer)

/s/ Michael E. Ducey	Director	March 6, 2014
Michael E. Ducey

/s/Scott M. Kleinman	Director	March 6, 2014
Scott M. Kleinman

/s/ David W. Oskin	Director	March 6, 2014
David W. Oskin

/s/ L.H. Puckett, Jr.	Director	March 6, 2014
L.H. Puckett, Jr.

/s/ David B. Sambur	Director	March 6, 2014
David B. Sambur

/s/ Jordan C. Zaken	Director	March 6, 2014
Jordan C. Zaken

REPORT OF DELOITTE & TOUCHE LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM, ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Stockholders of Verso Paper Corp.:

We have audited the consolidated financial statements of Verso Paper Corp. and subsidiaries (the "Company"), a majority-owned subsidiary of Verso Paper Management LP, as of December 31, 2013 and 2012, and for each of the three years in the period ended December 31, 2013, and the Company's internal control over financial reporting as of December 31, 2013, and have issued our reports thereon dated March 5, 2014; such consolidated financial statements and reports are included elsewhere in the Form 10-K.  Our audits also included the consolidated financial statement schedule of the Company listed in Item 15. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP

Memphis, Tennessee
March 5, 2014

S-1

REPORT OF DELOITTE & TOUCHE LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM, ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Member of Verso Paper Holdings LLC:

We have audited the consolidated financial statements of Verso Paper Holdings LLC and subsidiaries, (the "Company"), a wholly-owned subsidiary of Verso Paper Finance Holdings LLC, as of December 31, 2013 and 2012, and for each of the three years in the period ended December 31, 2013, and the Company's internal control over financial reporting as of December 31, 2013, and have issued our reports thereon dated March 5, 2014; such consolidated financial statements and reports are included elsewhere in the Form 10-K.  Our audits also included the consolidated financial statement schedule of the Company listed in Item 15. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP

Memphis, Tennessee
March 5, 2014

S-2

Schedule II – Valuation Accounts
Verso Paper Corp. and Verso Paper Holdings LLC
For the Years Ended December 31, 2013, 2012, and 2011

(Dollars in thousands)	Balance at Beginning of Period	Charged to Cost and Expenses	Charge-off Against Allowances	Balance at End of Period
Allowance for uncollectible accounts included in Accounts receivable on the consolidated balance sheets
Year Ended December 31, 2011	$785	$156	$(33)	$908
Year Ended December 31, 2012	$908	$98	$—	$1,006
Year Ended December 31, 2013	$1,006	$263	$(526)	$743

S-3