Form 10-Q
period 2014-03-31
Verso Paper Corp.; Verso Paper Holdings LLC
filed 2014-05-07
CIK 1421182, 1395864

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________
FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________
_____________________

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
_____________________

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

As of April 30, 2014, Verso Paper Corp. had 53,319,863 outstanding shares of common stock, par value $0.01 per share, and Verso Paper Holdings LLC had one outstanding limited liability company interest.

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

Forward-Looking Statements

In this quarterly report, all statements that are not purely historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Forward-looking statements may be identified by the words “believe,” “expect,” “anticipate,” “project,” “plan,” “estimate,” “intend,” and other similar expressions.  Forward-looking statements are based on currently available business, economic, financial, and other information and reflect management’s current beliefs, expectations, and views with respect to future developments and their potential effects on us.  Actual results could vary materially depending on risks and uncertainties that may affect us and our business.  For a discussion of such risks and uncertainties, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other sections of this quarterly report and to Verso Paper’s and Verso Holdings’ other filings with the Securities and Exchange Commission.  We assume no obligation to update any forward-looking statement made in this quarterly report to reflect subsequent events or circumstances or actual outcomes.

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	VERSO PAPER		VERSO HOLDINGS
	March 31,	December 31,	March 31,	December 31,
(Dollars in thousands, except per share amounts)	2014	2013	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$4,242	$11,295	$4,242	$11,240
Accounts receivable, net	93,972	104,498	94,097	104,624
Inventories	154,849	137,687	154,849	137,687
Assets held for sale	—	50	—	50
Prepaid expenses and other assets	12,579	20,621	12,579	20,621
Total current assets	265,642	274,151	265,767	274,222
Property, plant, and equipment, net	722,063	742,946	722,063	742,946
Intangibles and other assets, net	75,094	81,455	98,399	104,760
Total assets	$1,062,799	$1,098,552	$1,086,229	$1,121,928
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$95,718	$88,412	$95,718	$88,412
Accrued liabilities	73,004	122,335	73,095	122,435
Current maturities of long-term debt	13,310	13,310	13,310	13,310
Total current liabilities	182,032	224,057	182,123	224,157
Long-term debt	1,332,858	1,235,167	1,356,163	1,258,472
Other liabilities	55,158	56,599	48,985	50,425
Total liabilities	1,570,048	1,515,823	1,587,271	1,533,054
Commitments and contingencies (Note 13)	—	—	—	—
Equity:
Preferred stock -- par value $0.01 (20,000,000 shares authorized, no shares issued)	—	—	n/a	n/a
Common stock -- par value $0.01 (250,000,000 shares authorized with 53,271,772 shares issued and 53,173,708 outstanding on March 31, 2014, and with 53,246,715 shares issued and 53,172,484 outstanding on December 31, 2013	533	533	n/a	n/a
Treasury stock -- at cost (98,064 shares on March 31, 2014 and 74,231 shares on December 31, 2013)	(164)	(106)	n/a	n/a
Paid-in-capital	221,437	220,960	231,961	231,489
Retained deficit	(717,833)	(627,223)	(721,781)	(631,180)
Accumulated other comprehensive loss	(11,222)	(11,435)	(11,222)	(11,435)
Total deficit	(507,249)	(417,271)	(501,042)	(411,126)
Total liabilities and equity	$1,062,799	$1,098,552	$1,086,229	$1,121,928
See notes to unaudited condensed consolidated financial statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	VERSO PAPER		VERSO HOLDINGS
	Three Months Ended		Three Months Ended
	March 31,		March 31,
(Dollars in thousands, except per share amounts)	2014	2013	2014	2013
Net sales	$299,113	$333,220	$299,113	$333,220
Costs and expenses:
Cost of products sold - (exclusive of depreciation, amortization, and depletion)	302,377	291,859	302,377	291,859
Depreciation, amortization, and depletion	25,683	25,980	25,683	25,980
Selling, general, and administrative expenses	17,592	18,796	17,592	18,796
Restructuring charges	—	1,016	—	1,016
Total operating expenses	345,652	337,651	345,652	337,651
Other operating income	—	(3,285)	—	(3,285)
Operating loss	(46,539)	(1,146)	(46,539)	(1,146)
Interest income	—	(9)	(379)	(388)
Interest expense	34,477	34,660	34,856	34,439
Other loss, net	9,585	2,572	9,585	2,572
Loss before income taxes	(90,601)	(38,369)	(90,601)	(37,769)
Income tax expense	9	9	—	—
Net loss	$(90,610)	$(38,378)	$(90,601)	$(37,769)
Loss per common share
Basic	$(1.70)	$(0.72)
Diluted	(1.70)	(0.72)
Weighted average common shares outstanding (in thousands)
Basic	53,188	52,976
Diluted	53,188	52,976
 See notes to unaudited condensed consolidated financial statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	VERSO PAPER		VERSO HOLDINGS
	Three Months Ended		Three Months Ended
	March 31,		March 31,
(Dollars in thousands)	2014	2013	2014	2013
Net loss	$(90,610)	$(38,378)	$(90,601)	$(37,769)
Other comprehensive income (loss):
Derivative financial instruments:
Reclassification of accumulated other comprehensive loss to net loss	—	144	—	144
Defined benefit pension plan amortization of net loss and prior service cost	213	573	213	573
Other comprehensive income	213	717	213	717
Comprehensive loss	$(90,397)	$(37,661)	$(90,388)	$(37,052)
See notes to unaudited condensed consolidated financial statements.

VERSO PAPER CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013
							Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity (Deficit)

	Common Shares	Common Stock	Treasury Shares	Treasury Stock	Paid-in-Capital	Retained Deficit
(Dollars and shares in thousands)
Balance - December 31, 2012	52,951	$530	(55)	$(84)	$219,158	$(516,017)	$(25,273)	$(321,686)
Net loss	—	—	—	—	—	(38,378)	—	(38,378)
Other comprehensive income	—	—	—	—	—	—	717	717
Common stock issued for restricted stock, net	296	3	(19)	(22)	(3)	—	—	(22)
Equity award expense	—	—	—	—	449	—	—	449
Balance - March 31, 2013	53,247	$533	(74)	$(106)	$219,604	$(554,395)	$(24,556)	$(358,920)

Balance - December 31, 2013	53,247	$533	(74)	$(106)	$220,960	$(627,223)	$(11,435)	$(417,271)
Net loss	—	—	—	—	—	(90,610)	—	(90,610)
Other comprehensive income	—	—	—	—	—	—	213	213
Treasury shares acquired	—	—	(24)	(58)	—	—	—	(58)
Stock option exercise	25	—	—	—	85	—	—	85
Equity award expense	—	—	—	—	392	—	—	392
Balance - March 31, 2014	53,272	$533	(98)	$(164)	$221,437	$(717,833)	$(11,222)	$(507,249)
See notes to unaudited condensed consolidated financial statements.

VERSO PAPER HOLDINGS LLC
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN MEMBER'S EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013
			Accumulated Other Comprehensive Income (Loss)	Total Member's Equity (Deficit)

	Paid-in-Capital	Retained Deficit
(Dollars in thousands)
Balance - December 31, 2012	$324,562	$(519,888)	$(25,273)	$(220,599)
Cash distributions	—	(23)	—	(23)
Return of capital	(94,878)	—	—	(94,878)
Net loss	—	(37,769)	—	(37,769)
Other comprehensive income	—	—	717	717
Equity award expense	449	—	—	449
Balance - March 31, 2013	$230,133	$(557,680)	$(24,556)	$(352,103)

Balance - December 31, 2013	$231,489	$(631,180)	$(11,435)	$(411,126)
Contribution from parent	80	—	—	80
Net loss	—	(90,601)	—	(90,601)
Other comprehensive income	—	—	213	213
Equity award expense	392	—	—	392
Balance - March 31, 2014	$231,961	$(721,781)	$(11,222)	$(501,042)
See notes to unaudited condensed consolidated financial statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	VERSO PAPER		VERSO HOLDINGS
	Three Months Ended		Three Months Ended
	March 31,		March 31,
(Dollars in thousands)	2014	2013	2014	2013
Cash Flows From Operating Activities:
Net loss	$(90,610)	$(38,378)	$(90,601)	$(37,769)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization, and depletion	25,683	25,980	25,683	25,980
Amortization of debt issuance costs	1,394	1,372	1,394	1,342
Accretion of discount on long-term debt	155	139	155	139
Loss (gain) on disposal of assets	209	(3,258)	209	(3,258)
Equity award expense	392	449	392	449
Other - net	12,830	(3,239)	12,830	(3,239)
Changes in assets and liabilities:
Accounts receivable	10,527	2,236	10,527	2,236
Inventories	(17,171)	(28,813)	(17,171)	(28,813)
Prepaid expenses and other assets	(2,466)	(699)	(2,466)	(681)
Accounts payable	9,963	1,220	9,963	1,220
Accrued liabilities	(47,190)	(40,257)	(47,197)	(40,701)
Net cash used in operating activities	(96,284)	(83,248)	(96,282)	(83,095)
Cash Flows From Investing Activities:
Proceeds from sale of assets	316	27,640	316	27,640
Transfers from (to) restricted cash, net	2,334	(158)	2,334	(158)
Capital expenditures	(16,466)	(8,192)	(16,466)	(8,192)
Other investing activities	5,020	13,653	5,020	13,653
Net cash (used in) provided by investing activities	(8,796)	32,943	(8,796)	32,943
Cash Flows From Financing Activities:
Borrowings on revolving credit facilities	135,000	50,000	135,000	50,000
Payments on revolving credit facilities	(37,000)	(40,000)	(37,000)	(40,000)
Repayments of long-term debt	—	(8,501)	—	—
Return of capital	—	—	—	(8,653)
Contribution from parent	—	—	80	—
Cash distributions	—	—	—	(23)
Acquisition of treasury stock	(58)	(22)	—	—
Proceeds from issuance of common stock	85	—	—	—
Net cash provided by financing activities	98,027	1,477	98,080	1,324
Change in cash and cash equivalents	(7,053)	(48,828)	(6,998)	(48,828)
Cash and cash equivalents at beginning of period	11,295	61,525	11,240	61,470
Cash and cash equivalents at end of period	$4,242	$12,697	$4,242	$12,642
See notes to unaudited condensed consolidated financial statements.

VERSO PAPER CORP. AND VERSO PAPER HOLDINGS LLC

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AS OF MARCH 31, 2014, AND DECEMBER 31, 2013, AND FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2014 AND 2013

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

This report contains the unaudited condensed consolidated financial statements of Verso Paper and Verso Holdings as of March 31, 2014, and for the three-month periods ended March 31, 2014 and 2013 . The December 31, 2013, condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required annually by accounting principles generally accepted in the United States of America, or “GAAP.”  In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments that are necessary for the fair presentation of Verso Paper’s and Verso Holdings’ respective financial conditions, results of operations, and cash flows for the interim periods presented.  Except as disclosed in the notes to the unaudited condensed consolidated financial statements, such adjustments are of a normal, recurring nature.  Variable interest entities for which Verso Paper or Verso Holdings is the primary beneficiary are consolidated.  Intercompany balances and transactions are eliminated in consolidation.  The results of operations and cash flows for the interim periods presented may not necessarily be indicative of full-year results.  It is suggested that these financial statements be read in conjunction with the audited consolidated financial statements and notes thereto of Verso Paper and Verso Holdings contained in their respective Annual Reports on Form 10-K for the year ended December 31, 2013.

2.  RECENT ACCOUNTING DEVELOPMENTS

 ASC Topic 405, Obligations from Joint and Several Liability Arrangements. In February 2013, the FASB issued Accounting Standards Update, or “ASU,” 2013-04, Liabilities (Topic 405), Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date. This ASU defines how entities measure obligations from joint and several liability arrangements which are fixed at the reporting date and for which no U.S. GAAP guidance exists. The guidance also requires entities to disclose the nature, amount and other information about those obligations. The ASU is effective for periods beginning after December 15, 2013. Retrospective presentation for all comparative periods presented is required. The adoption of this amendment in the first quarter of 2014, did not have a material impact on the presentation of our consolidated financial statements.

Other new accounting pronouncements issued but not effective until after March 31, 2014, are not expected to have a significant effect on our consolidated financial statements.

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

The following table provides a reconciliation of basic and diluted loss per common share of Verso Paper:

	VERSO PAPER
	Three Months Ended
	March 31,
(In thousands, except per share data)	2014	2013
Net loss available to common shareholders	$(90,610)	$(38,378)
Weighted average common stock outstanding	52,677	52,492
Weighted average restricted stock	511	484
Weighted average common shares outstanding - basic	53,188	52,976
Dilutive shares from stock options	—	—
Weighted average common shares outstanding - diluted	53,188	52,976
Basic loss per share	$(1.70)	$(0.72)
Diluted loss per share	$(1.70)	$(0.72)

In accordance with ASC Topic 260, Earnings Per Share, unvested restricted stock awards issued by Verso Paper contain nonforfeitable rights to dividends and qualify as participating securities.  No dividends have been declared or paid in 2014 or 2013.

For the three-month periods ended March 31, 2014 and 2013, respectively, 4,411,431 and 4,048,253 weighted average potentially dilutive shares from stock options with weighted average exercise prices per share of $2.37 and $2.48, respectively, were excluded from the diluted earnings per share calculation due to the antidilutive effect such shares would have on net loss per common share.

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

Inventories by major category include the following:

	March 31,	December 31,
(Dollars in thousands)	2014	2013
Raw materials	$32,661	$25,843
Woodyard logs	12,375	6,602
Work-in-process	21,238	14,738
Finished goods	59,260	60,919
Replacement parts and other supplies	29,315	29,585
Inventories	$154,849	$137,687

Asset Retirement Obligations — In accordance with ASC Topic 410, Asset Retirement and Environmental Obligations, a liability and an asset are recorded equal to the present value of the estimated costs associated with the retirement of long-lived assets where a legal or contractual obligation exists.  The liability is accreted over time, and the asset is depreciated over its useful life.  Our asset retirement obligations under this standard relate to closure and post-closure costs for landfills.  Revisions to the liability could occur due to changes in the estimated costs or timing of closure or possible new federal or state regulations affecting the closure. The reduction in the liability for the three months ended March 31, 2014, was primarily the result of revisions to the estimated closure dates of the landfills due to lower than expected usage.

On March 31, 2014, and December 31, 2013, we had $0.8 million of restricted cash included in Intangibles and other assets in the accompanying condensed consolidated balance sheet related to an asset retirement obligation in the state of Michigan.  This cash deposit is required by the state and may only be used for the future closure of a landfill.

The following table presents an analysis related to our asset retirement obligations which are included in Other liabilities in the accompanying condensed consolidated balance sheets:

	Three Months Ended
	March 31,
(Dollars in thousands)	2014	2013
Asset retirement obligations, January 1	$13,194	$11,854
Accretion expense	173	206
Settlement of existing liabilities	(23)	(61)
Adjustment to existing liabilities	(3,485)	—
Asset retirement obligations	9,859	11,999
Less: Current portion	(465)	(1,800)
Non-current portion of asset retirement obligations, March 31	$9,394	$10,199

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

Property, Plant, and Equipment — Property, plant, and equipment is stated at cost, net of accumulated depreciation.  Interest is capitalized on projects meeting certain criteria and is included in the cost of the assets.  The capitalized interest is depreciated over the same useful lives as the related assets.  Expenditures for major repairs and improvements are capitalized, whereas normal repairs and maintenance are expensed as incurred.  Other investing activities in our condensed consolidated statement of cash flows for the three months ended March 31, 2013 represented $13.7 million received from governmental grants associated with a renewable energy project at our mill in Bucksport, Maine, which were used to offset our capital expenditures on the project.

Interest costs of $0.6 million were capitalized for the three months ended March 31, 2014. Negligible interest costs were capitalized for the three months ended March 31, 2013.

Depreciation is computed using the straight-line method over the assets’ estimated useful lives.  Depreciation expense was $25.5 million and $25.8 million for the three-month periods ended March 31, 2014 and 2013, respectively.

Accumulated Other Comprehensive Income (Loss) — The following tables summarize the changes in Accumulated other comprehensive income (loss) by balance type for the three months ended March 31, 2014 and 2013:

(Dollars in thousands)	Defined Benefit Pension Items	Total
Accumulated other comprehensive loss as of December 31, 2013	$(11,435)	$(11,435)
Amounts reclassified from Accumulated other comprehensive income (loss) to Cost of products sold	213	213
Net decrease in other comprehensive loss	213	213
Accumulated other comprehensive income (loss), net of tax, as of March 31, 2014	$(11,222)	$(11,222)

(Dollars in thousands)	Losses on Derivative Financial Instruments	Defined Benefit Pension Items	Total
Accumulated other comprehensive loss as of December 31, 2012	$(335)	$(24,938)	$(25,273)
Amounts reclassified from Accumulated other comprehensive income (loss) to Cost of products sold	144	573	717
Net decrease in other comprehensive loss	144	573	717
Accumulated other comprehensive income (loss), net of tax, as of March 31, 2013	$(191)	$(24,365)	$(24,556)

4. ACQUISITIONS AND DISPOSITIONS

On May 28, 2012, our paper mill in Sartell, Minnesota, was damaged by a fire and explosion. As a result of the damages from the fire, management made the decision to permanently close the mill and entered into a formal plan to sell the Sartell mill and related assets during 2012. Management also made the decision to sell the assets of Verso Fiber Farm LLC, or, “Fiber Farm,” which was originally created to supply fiber to the Sartell mill.  On February 28, 2013, we closed the sale of substantially all of the assets of the Fiber Farm, and the related gain on sale is reflected in Other operating income in the accompanying condensed consolidated statements of operations for the three months ended March 31, 2013. In addition, the sale of substantially all of the assets at our Sartell mill closed on March 8, 2013 and the related gain is included in Other operating income in the accompanying condensed consolidated statements of operations for the three months ended March 31, 2013.

On January 3, 2014, Verso Paper, Verso Merger Sub Inc., a Delaware corporation and an indirect, wholly owned subsidiary of Verso Paper, or “Merger Sub,” and NewPage Holdings Inc., a Delaware corporation, or “NewPage,” entered into an Agreement and Plan of Merger, or the “Merger Agreement,” pursuant to which Merger Sub will merge with and into NewPage on the terms and subject to the conditions set forth in the Merger Agreement, with NewPage surviving the merger as an indirect, wholly owned subsidiary of Verso. The consummation of the NewPage acquisition is subject to the satisfaction of certain conditions and is expected to close in the second half of 2014. Verso has incurred transaction costs of $9.6 million related to the NewPage acquisition which are included in Other loss, net in the accompanying condensed consolidated statements of operations for the three months ended March 31, 2014.

On February 28, 2014, Verso Bucksport Power LLC, an indirect, wholly owned subsidiary of Verso Paper, purchased from Bucksport Energy LLC for nominal consideration its 72% undivided interest in the cogeneration power plant located at our Bucksport mill.  Following the transaction, Verso Paper owns, through two of our subsidiaries, the entire ownership interest in the cogeneration power plant. The acquisition was recorded as a step acquisition at the preliminary fair value of the cogeneration power plant in accordance with ASC 805, Business Combinations. The fair value of the cogeneration power plant is preliminary and is subject to further adjustments as additional information becomes available and as additional analyses are performed. Although management believes that the preliminary fair value is reasonable, there can be no assurance that finalization of the fair value determination will not result in material changes.

5.  INTANGIBLES AND OTHER ASSETS

Intangibles and other assets consist of the following:

	VERSO PAPER		VERSO HOLDINGS
	March 31,	December 31,	March 31,	December 31,
(Dollars in thousands)	2014	2013	2014	2013
Amortizable intangible assets:
Customer relationships, net of accumulated amortization of $8.3 million on March 31, 2014, and $8.2 million on December 31, 2013	$4,970	$5,120	$4,970	$5,120
Patents, net of accumulated amortization of $0.9 million on March 31, 2014, and on December 31, 2013	268	296	268	296
Total amortizable intangible assets	5,238	5,416	5,238	5,416
Unamortizable intangible assets:
Trademarks	16,180	16,180	16,180	16,180
Other assets:
Financing costs, net of accumulated amortization of $15.0 million on March 31, 2014, and $13.6 million on December 31, 2013	27,368	28,761	27,368	28,761
Deferred major repair	12,254	16,218	12,254	16,218
Replacement parts, net	3,282	3,465	3,282	3,465
Loan to affiliate	—	—	23,305	23,305
Restricted cash	2,612	4,946	2,612	4,946
Other	8,160	6,469	8,160	6,469
Total other assets	53,676	59,859	76,981	83,164
Intangibles and other assets	$75,094	$81,455	$98,399	$104,760

Amortization expense of intangibles was $0.2 million for each of the three-month periods ended March 31, 2014 and 2013, respectively.

The estimated future amortization expense for intangible assets over the next five years is as follows:

(Dollars in thousands)
2014	$536
2015	615
2016	567
2017	400
2018	300

6.  DEBT

A summary of long-term debt is as follows:

		March 31, 2014			December 31, 2013
	Original	Interest		Fair		Fair
(Dollars in thousands)	Maturity	Rate	Balance	Value	Balance	Value
Verso Paper Holdings LLC
Revolving Credit Facilities	5/4/2017	3.46%	$98,000	$98,000	$—	$—
11.75% Senior Secured Notes (1)	1/15/2019	11.75%	425,727	457,163	426,076	448,341
11.75% Secured Notes	1/15/2019	11.75%	271,573	252,590	271,573	206,629
8.75% Second Priority Senior Secured Notes (2)	2/1/2019	8.75%	395,058	212,335	395,018	130,363
Second Priority Senior Secured Floating Rate Notes	8/1/2014	3.99%	13,310	9,084	13,310	7,986
11.38% Senior Subordinated Notes	8/1/2016	11.38%	142,500	86,754	142,500	64,125
Chase NMTC Verso Investment Fund LLC
Loan from Verso Paper Finance Holdings LLC	12/29/2040	6.50%	23,305	23,305	23,305	23,305
Total debt for Verso Paper Holdings LLC			$1,369,473	$1,139,231	$1,271,782	$880,749
Verso Paper Finance Holdings LLC
Loan from Verso Paper Holdings LLC	12/29/2040	6.50%	23,305	23,305	23,305	23,305
Less current maturities of long-term debt			(13,310)	(9,084)	(13,310)	(7,986)
Less loans from affiliates			(46,610)	(46,610)	(46,610)	(46,610)
Total long-term debt for Verso Paper Corp.			$1,332,858	$1,106,842	$1,235,167	$849,458

(1)	Par value of $417,882 on March 31, 2014 and December 31, 2013.

(2)	Par value of $396,000 on March 31, 2014 and December 31, 2013.

We determine the fair value of our long-term debt based on market information and a review of prices and terms available for similar obligations.  Our debt is classified as Level 2 within the fair value hierarchy (see also Note 9).

Amounts included in interest expense related to long-term debt and amounts of cash interest payments on long-term debt are as follows:

	VERSO PAPER		VERSO HOLDINGS
	Three Months Ended		Three Months Ended
	March 31,		March 31,
(Dollars in thousands)	2014	2013	2014	2013
Interest expense	$33,652	$33,331	$34,031	$33,140
Cash interest paid	66,271	62,496	66,650	62,723
Debt issuance cost amortization(1)	1,394	1,372	1,394	1,342

(1)	Amortization of debt issuance cost is included in interest expense.

Revolving Credit Facilities.  Verso Holdings' $150.0 million asset-based loan facility, or "ABL Facility," had $60.0 million outstanding, $40.3 million in letters of credit issued, and $32.4 million available for future borrowing as of March 31, 2014.  Verso Holdings' $50.0 million cash-flow facility, or "Cash Flow Facility," had $38.0 million outstanding balance, no letters of credit issued, and $12.0 million available for future borrowing as of March 31, 2014.  The indebtedness under the revolving credit facilities bears interest at a floating rate based on a margin over a base rate or eurocurrency rate.  As of March 31, 2014, the weighted-average interest rate on outstanding advances was 3.46%.  Verso Holdings is required to pay a commitment fee to the lenders in respect of the unutilized commitments under the revolving credit facilities and other customary fees.  The indebtedness under the ABL Facility and related guarantees are secured by first-priority security interests, subject to permitted liens, in substantially all of Verso Holdings’, Verso Finance’s, and the subsidiary guarantors’ inventory and accounts receivable, or “ABL Priority Collateral,” and second-priority security interests, subject to permitted liens, in substantially all of their other assets, or “Notes Priority Collateral.”  The indebtedness under the Cash Flow Facility and related guarantees are secured, pari passu with the 11.75% Senior Secured Notes due 2019 and related guarantees, by first-priority security interests in the Notes Priority Collateral and second-priority security interests in the ABL Priority Collateral.  The revolving credit facilities will mature on May 4, 2017, unless, on any of the dates that is 91 days prior to the earliest scheduled maturity of any of the Second Priority Senior Secured Floating Rate Notes due 2014, or the 11.38% Senior Subordinated Notes, an aggregate principal amount in excess of $100.0 million of indebtedness under such existing second-lien notes, or subordinated notes, as applicable, is outstanding, in which case the revolving credit facilities will mature on such earlier date. On January 3, 2014, Verso Holdings entered into certain amendments to the revolving credit facilities in connection with the NewPage acquisition, in which (a) the lenders under each of our revolving credit facilities consented to the NewPage acquisition and the other transactions contemplated by the Merger Agreement, including the incurrence of certain additional indebtedness, (b) the lenders consented to amendments to allow the sale and/or financing of certain non-core assets and (c) the parties agreed to amend our revolving credit facilities to allow for certain other transactions upon the consummation of the NewPage acquisition and the other transactions contemplated by the Merger Agreement.

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

In 2013, Verso Holdings issued $72.9 million aggregate principal amount of its 11.75% Senior Secured Notes due 2019 to certain lenders holding approximately $85.8 million aggregate principal amount of Verso Finance’s Senior Unsecured Term Loans, and net accrued interest through the closing date, at an exchange rate of 85%, in exchange for the assignment to Verso Finance of its Senior Unsecured Term Loans and the cancellation of such loans. There are no longer any outstanding Senior Unsecured Term Loans. In accordance with ASC Topic 470-60, the notes were recorded at the Unsecured Term Loans value exchanged and the amount in excess of par will be amortized over the life of the notes. Debt issuance costs of $2.8 million were expensed as incurred and are recorded in Other loss, net on the accompanying condensed consolidated statements of operations. The exchange and funding of the principal and interest payments on the Senior Unsecured Term Loans are recorded as a Return of capital on Verso Holdings' statement of member's equity and the exchange of $85.8 million represents a non-cash financing activity on Verso Holding's statement of cash flows.

As of March 31, 2014, we were in compliance with the covenants in our debt agreements.

7.  RETIREMENT PLANS

We maintain defined benefit pension plans that provide retirement benefits for certain current hourly employees at the Androscoggin and Bucksport mills, and former hourly employees of the Sartell mill. The pension plans provide defined benefits based on years of credited service times a specified flat dollar benefit rate.

The following table summarizes the components of net periodic benefit cost for the three-month periods ended March 31, 2014 and 2013:

	Three Months Ended
	March 31,
(Dollars in thousands)	2014	2013
Components of net periodic benefit cost:
Service cost	$1,437	$1,653
Interest cost	920	770
Expected return on plan assets	(905)	(826)
Amortization of actuarial loss	50	410
Amortization of prior service cost	163	163
Net periodic benefit cost	$1,665	$2,170

The estimated net actuarial loss and prior service cost that are amortized from Accumulated other comprehensive loss and into net periodic pension cost are classified into Cost of products sold on our accompanying condensed consolidated statement of operations.

We make contributions that are sufficient to fully fund our actuarially determined costs, generally equal to the minimum amounts required by the Employee Retirement Income Security Act, or “ERISA.”  We made no contributions to the pension plans for the three-month periods ended March 31, 2014 and March 31, 2013. In 2014, we expect to make cash contributions of approximately $10.7 million to the pension plans, including additional contributions required as a result of the closure of the former Sartell mill.

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

The following table presents information about the volume and fair value amounts of our derivative instruments:

	March 31, 2014		December 31, 2013
		Fair Value Assets/(Liabilities)		Fair Value Assets/(Liabilities)
(Dollars in thousands)	MMBTUs		MMBTUs
Derivative contracts not currently designated as hedging instruments
Fixed price energy swaps
Notional amount	4,491,753		6,652,070
Prepaid expenses and other assets		$2,533		$15,505
Accrued liabilities		(3,705)		(4,959)

The following tables present information about the effect of our derivative instruments on Accumulated other comprehensive loss and the consolidated statements of operations:

	Loss Reclassified from Accumulated OCI		Gain Recognized on Derivatives
	Three Months Ended March 31,
(Dollars in thousands)	2014	2013	2014	2013
Derivative contracts not currently designated as hedging instruments
Fixed price energy swaps	$—	$(144)	$12,502	$2,153
Loss reclassified from Accumulated OCI to earnings and gain recognized on derivatives is included in Cost of products sold.

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

▪ Level 3:	Unobservable inputs reflecting management's own assumption about the inputs used in pricing the asset or liability at the measurement date.

The following table summarizes the balances of assets and liabilities measured at fair value on a recurring basis:

(Dollars in thousands)	Total	Level 1	Level 2	Level 3
March 31, 2014
Assets:
Deferred compensation assets	$3,917	$3,917	$—	$—
Commodity swaps	2,533	—	2,533	—
Liabilities:
Commodity swaps	$3,705	$—	$3,705	$—
December 31, 2013
Assets:
Commodity swaps	$15,505	$—	$15,505	$—
Deferred compensation assets	3,495	3,495	—	—
Liabilities:
Commodity swaps	$4,959	$—	$4,959	$—
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

Verso Quinnesec Renewable Energy Project — On December 29, 2010, Verso Quinnesec REP LLC, an indirect, wholly-owned subsidiary of Verso Holdings, entered into a financing transaction with Chase NMTC Verso Investment Fund, LLC, or the “Investment Fund,” a consolidated variable interest entity (see Note 12 – New Market Tax Credit Entities).  Under this arrangement, Verso Holdings loaned $23.3 million to Verso Finance at an interest rate of 6.5% per year and with a maturity of December 29, 2040, and Verso Finance, in turn, loaned the funds on similar terms to the Investment Fund.  The Investment Fund then contributed the loan proceeds to certain community development entities, which, in turn, loaned the funds on similar terms to Verso Quinnesec REP LLC as partial financing for the renewable energy project at our mill in Quinnesec, Michigan.  As of both March 31, 2014, and December 31, 2013, Verso Holdings had a $23.3 million long-term receivable due from Verso Finance, representing these funds and accrued interest receivable of $0.1 million, while the Investment Fund had an outstanding loan of $23.3 million due to Verso Finance and accrued interest payable of $0.1 million.  In addition, for both the three-month periods ended March 31, 2014 and 2013, Verso Holdings recognized interest income from Verso Finance of $0.4 million and the Investment Fund recognized interest expense to Verso Finance of $0.4 million.

11. RESTRUCTURING CHARGES

In 2012, we permanently closed our mill in Sartell, Minnesota, and in 2011, we permanently shut down a paper machine at our mill in Bucksport, Maine, and two paper machines at the Sartell mill. The following table details the charges incurred related primarily to the mill closure in 2012 and paper machine shutdowns in 2011 as included in Restructuring charges on our accompanying condensed consolidated statements of operations:

	Three Months Ended
	March 31,
(Dollars in thousands)	2013	Cumulative Incurred
Property and equipment	$—	$73,589
Severance and benefit costs	639	35,065
Write-off of spare parts and inventory	—	9,212
Trademark impairment	—	3,693
Write-off of purchase obligations and commitments	(594)	1,826
Other miscellaneous costs	971	4,861
Total restructuring costs	$1,016	$128,246

There were no restructuring costs incurred during the three months ended March 31, 2014, and there was no remaining restructuring reserve liability as of March 31, 2014.

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

We have determined that the Investment Fund is a variable interest entity, or “VIE,” of which we are the primary beneficiary, and have consolidated it in accordance with the accounting standard for consolidation.  Chase’s contribution, net of syndication fees, is included in Other liabilities in the accompanying condensed consolidated balance sheets.  Direct costs incurred in structuring the financing arrangement are deferred and will be recognized as expense over the term of the loans.  Incremental costs to maintain the structure during the compliance period are recognized as incurred.The following table summarizes the impact of the VIE consolidated by Verso Holdings as of March 31, 2014, and December 31, 2013:

	VERSO PAPER		VERSO HOLDINGS
	March 31,	December 31,	March 31,	December 31,
(Dollars in thousands)	2014	2013	2014	2013
Current assets	$15	$15	$15	$15
Non-current assets	85	85	23,390	23,390
Total assets	$100	$100	$23,405	$23,405
Current liabilities	15	15	141	141
Long-term debt	—	—	23,305	23,305
Other non-current liabilities	7,923	7,923	7,923	7,923
Total liabilities	$7,938	$7,938	$31,369	$31,369
Amounts presented in the condensed consolidated balance sheets and the table above are adjusted for intercompany eliminations.

13. COMMITMENTS AND CONTINGENCIES

Expera Specialty Solutions, LLC — We are a party to a long-term supply agreement with Expera Specialty Solutions, LLC, or “Expera,” for the manufacture of specialty paper products on paper machine no. 5 at our Androscoggin mill in Jay, Maine.  The agreement, which expires on June 1, 2017, requires Expera to pay us a variable charge for the paper purchased and a fixed charge for the availability of the paper machine.  We are responsible for the machine’s routine maintenance, and Expera is responsible for any capital expenditures specific to the machine.  Expera has the right to terminate the agreement if certain events occur.

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

The following table summarizes the industry segment data for the three-month periods ended March 31, 2014 and 2013:

	Three Months Ended
	March 31,
(Dollars in thousands)	2014	2013
Net Sales:
Coated papers	$218,262	$250,516
Hardwood market pulp	36,220	37,229
Other	44,631	45,475
Total	$299,113	$333,220
Operating Income (Loss):
Coated papers	$(44,101)	$(3,954)
Hardwood market pulp	3,929	2,698
Other	(6,367)	110
Total	$(46,539)	$(1,146)
Depreciation, Amortization, and Depletion:
Coated papers	$18,840	$19,223
Hardwood market pulp	4,406	4,482
Other	2,437	2,275
Total	$25,683	$25,980
Capital Spending:
Coated papers (1)	$13,299	$(5,997)
Hardwood market pulp	2,961	266
Other	206	270
Total	$16,466	$(5,461)
(1) In 2013, capital spending attributable to the coated papers segment included the effect of a $13.7 million cash inflow from governmental grants associated with a renewable energy project of at our mill in Bucksport, Maine.

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

Verso Holdings, or the “Parent Issuer,” and its direct, 100% owned subsidiary, Verso Paper Inc., or the “Subsidiary Issuer,” are the issuers of the 11.75% Senior Secured Notes due 2019, the 11.75% Secured Notes due 2019, the 8.75% Second Priority Senior Secured Notes due 2019, the Second Priority Senior Secured Floating Rate Notes due 2014, and the 11.38% Senior Subordinated Notes due 2016, or collectively, the “Notes.”  In accordance with ASU 2013-04 related to joint and several liability arrangements, the Notes have been recorded by the Parent Issuer as it is the intent of the issuers for the Parent Issuer to settle the obligation. The Notes are jointly and severally guaranteed on a full and unconditional basis by the Parent Issuer’s direct and indirect, 100% owned subsidiaries, excluding the Subsidiary Issuer, Bucksport Leasing LLC, and Verso Quinnesec REP LLC, or collectively, the “Guarantor Subsidiaries.”  Chase NMTC Verso Investment Fund, LLC, a consolidated VIE of Verso Holdings, is a “Non-Guarantor Affiliate.”

Verso Paper Holdings LLC
Condensed Consolidating Balance Sheet
March 31, 2014

	Parent	Subsidiary	Guarantor	Non- Guarantor	Non- Guarantor
(Dollars in thousands)	Issuer	Issuer	Subsidiaries	Subsidiary	Affiliate	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$—	$—	$4,232	$—	$10	$—	$4,242
Accounts receivable, net	—	—	94,097	—	—	—	94,097
Inventories	—	—	154,849	—	—	—	154,849
Assets held for sale	—	—	—	—	—	—	—
Prepaid expenses and other assets	—	—	12,574	—	5	—	12,579
Current assets	—	—	265,752	—	15	—	265,767
Property, plant, and equipment, net	—	—	703,448	18,903	—	(288)	722,063
Intercompany/affiliate receivable	1,398,752	—	1,434	—	31,153	(1,431,339)	—
Intangibles and other assets, net(1)	—	—	97,077	1,237	85	—	98,399
Total assets	$1,398,752	$—	$1,067,711	$20,140	$31,253	$(1,431,627)	$1,086,229
LIABILITIES AND MEMBER'S EQUITY
Accounts payable	$—	$—	$95,703	$—	$15	$—	$95,718
Accrued liabilities	25,971	—	46,998	—	126	—	73,095
Current maturities of long-term debt	13,310	—	—	—	—	—	13,310
Current liabilities	39,281	—	142,701	—	141	—	182,123
Intercompany/affiliate payable	—	—	1,398,752	32,587	—	(1,431,339)	—
Investment in subsidiaries	527,655	—	12,447	—	—	(540,102)	—
Long-term debt(2)	1,332,858	—	—	—	23,305	—	1,356,163
Other liabilities	—	—	41,062	—	8,101	(178)	48,985
Member's (deficit) equity	(501,042)	—	(527,251)	(12,447)	(294)	539,992	(501,042)
Total liabilities and equity	$1,398,752	$—	$1,067,711	$20,140	$31,253	$(1,431,627)	$1,086,229

(1)	Intangibles and other assets, net of Guarantor Subsidiaries include $23.3 million of a long-term note receivable from Verso Finance.

(2)	Long-term debt of Non-Guarantor Affiliate is payable to Verso Finance.

Verso Paper Holdings LLC
Condensed Consolidating Balance Sheet
December 31, 2013

	Parent	Subsidiary	Guarantor	Non- Guarantor	Non- Guarantor
(Dollars in thousands)	Issuer	Issuer	Subsidiaries	Subsidiary	Affiliate	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$—	$—	$11,230	$—	$10	$—	$11,240
Accounts receivable, net	—	—	104,624	—	—	—	104,624
Inventories	—	—	137,687	—	—	—	137,687
Assets held for sale	—	—	50	—	—	—	50
Prepaid expenses and other assets	—	—	20,616	—	5	—	20,621
Current assets	—	—	274,207	—	15	—	274,222
Property, plant, and equipment, net	—	—	724,063	19,171	—	(288)	742,946
Intercompany/affiliate receivable	1,335,323	—	1,393	—	31,153	(1,367,869)	—
Intangibles and other assets, net(1)	—	—	103,424	1,251	85	—	104,760
Total assets	$1,335,323	$—	$1,103,087	$20,422	$31,253	$(1,368,157)	$1,121,928
LIABILITIES AND MEMBER'S EQUITY
Accounts payable	$—	$—	$88,397	$—	$15	$—	$88,412
Accrued liabilities	58,847	—	63,462	—	126	—	122,435
Current maturities of long-term debt	13,310	—	—	—	—	—	13,310
Current liabilities	72,157	—	151,859	—	141	—	224,157
Intercompany/affiliate payable	—	—	1,335,323	32,546	—	(1,367,869)	—
Investment in subsidiaries(3)	439,125	—	12,124	—	—	(451,249)	—
Long-term debt(2)	1,235,167	—	—	—	23,305	—	1,258,472
Other liabilities	—	—	42,502	—	8,087	(164)	50,425
Member's (deficit) equity	(411,126)	—	(438,721)	(12,124)	(280)	451,125	(411,126)
Total liabilities and equity	$1,335,323	$—	$1,103,087	$20,422	$31,253	$(1,368,157)	$1,121,928

(1)	Intangibles and other assets, net of Guarantor Subsidiaries include $23.3 million of a long-term note receivable from Verso Finance.

(2)	Long-term debt of Non-Guarantor Affiliate is payable to Verso Finance.

(3)	Investment in subsidiaries has been corrected to reflect presentation as a liability in conformity with March 31, 2014 presentation.

Verso Paper Holdings LLC
Condensed Consolidating Statements of Operations and Comprehensive Income
Three Months Ended March 31, 2014

	Parent	Subsidiary	Guarantor	Non- Guarantor	Non- Guarantor
(Dollars in thousands)	Issuer	Issuer	Subsidiaries	Subsidiary	Affiliate	Eliminations	Consolidated
Net sales	$—	$—	$299,113	$—	$—	$—	$299,113
Cost of products sold (exclusive of depreciation, amortization, and depletion)	—	—	302,377	—	—	—	302,377
Depreciation, amortization, and depletion	—	—	25,415	268	14	(14)	25,683
Selling, general, and administrative expenses	—	—	17,923	(339)	8	—	17,592
Restructuring charges	—	—	—	—	—	—	—
Interest income	(35,029)	—	(379)	—	(387)	35,416	(379)
Interest expense	35,029	—	34,470	394	379	(35,416)	34,856
Other loss, net	—	—	9,585	—	—	—	9,585
Equity in net loss of subsidiaries	(90,601)	—	—	—	—	90,601	—
Net loss	$(90,601)	$—	$(90,278)	$(323)	$(14)	$90,615	$(90,601)
Other comprehensive income	213	—	213	—	—	(213)	213
Comprehensive loss	$(90,388)	$—	$(90,065)	$(323)	$(14)	$90,402	$(90,388)

Verso Paper Holdings LLC
Condensed Consolidating Statements of Operations and Comprehensive Income
Three Months Ended March 31, 2013

	Parent	Subsidiary	Guarantor	Non- Guarantor	Non- Guarantor
(Dollars in thousands)	Issuer	Issuer	Subsidiaries	Subsidiary	Affiliate	Eliminations	Consolidated
Net sales	$—	$—	$333,220	$—	$—	$—	$333,220
Cost of products sold (exclusive of depreciation, amortization, and depletion)	—	—	291,859	—	—	—	291,859
Depreciation, amortization, and depletion	—	—	25,711	269	14	(14)	25,980
Selling, general, and administrative expenses	—	—	19,196	(408)	8	—	18,796
Restructuring charges	—	—	1,016	—	—	—	1,016
Other operating income	—	—	(3,285)				(3,285)
Interest income	(34,078)	—	(388)	—	(387)	34,465	(388)
Interest expense	34,078	—	34,053	394	379	(34,465)	34,439
Other loss, net	2,572	—	—	—	—	—	2,572
Equity in net loss of subsidiaries	(37,769)	—	—	—	—	37,769	—
Net loss	$(40,341)	$—	$(34,942)	$(255)	$(14)	$37,783	$(37,769)
Other comprehensive income	717	—	717	—	—	(717)	717
Comprehensive loss	$(39,624)	$—	$(34,225)	$(255)	$(14)	$37,066	$(37,052)

Verso Paper Holdings LLC
Condensed Consolidating Statements of Cash Flows
Three Months Ended March 31, 2014

				Non-	Non-
	Parent	Subsidiary	Guarantor	Guarantor	Guarantor
(Dollars in thousands)	Issuer	Issuer	Subsidiaries	Subsidiary	Affiliate	Eliminations	Consolidated
Net cash used in operating activities	$—	$—	$(96,275)	$(7)	$—	$—	$(96,282)
Cash flows from investing activities:
Proceeds from sale of assets	—	—	316	—	—	—	316
Transfers from restricted cash	—	—	2,327	7	—	—	2,334
Capital expenditures	—	—	(16,466)	—	—	—	(16,466)
Other investing activities	—	—	5,020	—	—	—	5,020
Advances to subsidiaries	(135,080)	—	—	—	—	135,080	—
Payments from subsidiaries	37,000	—	—	—	—	(37,000)	—
Net cash used in investing activities	(98,080)	—	(8,803)	7	—	98,080	(8,796)
Cash flows from financing activities:
Borrowings on revolving credit facilities	135,000	—	—	—	—	—	135,000
Payments on revolving credit facilities	(37,000)	—	—	—	—	—	(37,000)
Contribution from Verso Paper	80	—	—	—	—	—	80
Advances from parent	—	—	135,080	—	—	(135,080)	—
Payments to parent	—	—	(37,000)	—	—	37,000	—
Net cash provided by financing activities	98,080	—	98,080	—	—	(98,080)	98,080
Change in cash and cash equivalents	—	—	(6,998)	—	—	—	(6,998)
Cash and cash equivalents at beginning of period	—	—	11,230	—	10	—	11,240
Cash and cash equivalents at end of period	$—	$—	$4,232	$—	$10	$—	$4,242

Verso Paper Holdings LLC
Condensed Consolidating Statements of Cash Flows
Three Months Ended March 31, 2013

				Non-	Non-
	Parent	Subsidiary	Guarantor	Guarantor	Guarantor
(Dollars in thousands)	Issuer	Issuer	Subsidiaries	Subsidiary	Affiliate	Eliminations	Consolidated
Net cash used in operating activities	$—	$—	$(83,121)	$26	$—	$—	$(83,095)
Cash flows from investing activities:
Proceeds from sale of assets	—	—	27,640	—	—	—	27,640
Transfers to restricted cash	—	—	(132)	(26)	—	—	(158)
Capital expenditures	—	—	(8,192)	—	—	—	(8,192)
Other investing activities	—	—	13,653	—	—	—	13,653
Return of capital to parent	8,653	—	—	—	—	(8,653)	—
Advances to subsidiaries	(50,000)	—	—	—	—	50,000	—
Payments from subsidiaries	40,023	—	—	—	—	(40,023)	—
Net cash provided by investing activities	(1,324)	—	32,969	(26)	—	1,324	32,943
Cash flows from financing activities:
Borrowings on revolving credit facilities	50,000	—	—	—	—	—	50,000
Payments on revolving credit facilities	(40,000)	—	—	—	—	—	(40,000)
Return of capital	(8,653)	—	—	—	—	—	(8,653)
Cash distributions	(23)	—	—	—	—	—	(23)
Return of capital to parent		—	(8,653)	—	—	8,653	—
Advances from parent		—	50,000	—	—	(50,000)	—
Payments to parent	—	—	(40,023)	—	—	40,023	—
Net cash (used in) provided by financing activities	1,324	—	1,324	—	—	(1,324)	1,324
Change in cash and cash equivalents	—	—	(48,828)	—	—	—	(48,828)
Cash and cash equivalents at beginning of period	—	—	61,453	—	17	—	61,470
Cash and cash equivalents at end of period	$—	$—	$12,625	$—	$17	$—	$12,642
Advances to and payments from subsidiaries amounts have been corrected to be presented in investing activities in conformity with March 31, 2014 presentation.

16. SUBSEQUENT EVENT

On May 5, 2014, acting through our wholly owned subsidiary, Verso Androscoggin Power LLC, or “VAP,” we entered into a credit agreement providing for a $40 million revolving credit facility with Barclays Bank PLC and Credit Suisse AG, Cayman Islands Branch. Subject to the closing of the credit facility, borrowings thereunder will be used (a) to provide cash dividends and other cash distributions to VAP’s sole member, Verso Maine Power Holdings LLC, or “VMPH,” and our other subsidiaries, (b) for ongoing working capital for VAP, and (c) for other general corporate purposes. Borrowings under the credit facility will bear interest at a rate equal to an applicable margin plus, at the option of VAP, either (a) a base rate determined by reference to the highest of the U.S. federal funds rate plus 0.5% the prime rate of the administrative agent, and the adjusted LIBOR for a one-month interest period plus 1.00%, or (b) a eurocurrency rate, or "LIBOR," determined by reference to the cost of funds for eurocurrency deposits in dollars in the London interbank market for the interest period relevant to such borrowing adjusted for certain additional costs. As of May 5, 2014, the applicable margin for advances under the credit facility is 2.00% for base rate advances and 3.00% for LIBOR advances. On and after November 5, 2014, the applicable margin for advances under the credit facility will be 3.00% for base rate advances and 4.00% for LIBOR advances. The credit facility will mature on the earliest to occur of (a) May 5, 2015, (b) the date that is 30 days after the consummation of our pending acquisition of NewPage, and (c) the date that is 60 days after the termination of the Verso-NewPage merger agreement or the abandonment of the NewPage acquisition; however, upon written notice by VAP to the administrative agent, VAP may request that the commitments under the credit facility be converted to extend the maturity date. The debt outstanding under the credit facility will be secured by substantially all of VAP’s assets, which consist principally of four hydroelectric facilities associated with our Androscoggin mill and related electricity transmission equipment. VMPH will guarantee the payment of the debt outstanding under the credit facility, and its guaranty will be secured by a pledge of its equity interest in VAP.

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

Financial Summary

Our net sales for the first quarter of 2014 decreased $34.1 million, or 10.2%, compared to the first quarter of 2013, reflecting a 1.9% decrease in average sales price per ton and an 8.5% decline in total sales volume. Prices for our pulp segment were higher while coated and other segment prices declined. Volumes and operating costs were negatively impacted by significant downtime taken during the quarter, weather-related increases to energy, wood, and operating costs as well as a planned capital spending related outage at our Androscoggin mill.

On January 3, 2014, Verso Paper, Verso Merger Sub Inc., a Delaware corporation and an indirect, wholly owned subsidiary of Verso Paper, or “Merger Sub,” and NewPage Holdings Inc., a Delaware corporation, or “NewPage,” entered into an Agreement and Plan of Merger, or the “Merger Agreement,” pursuant to which Merger Sub will merge with and into NewPage on the terms and subject to the conditions set forth in the Merger Agreement, with NewPage surviving the merger as an indirect, wholly owned subsidiary of Verso.

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

	VERSO PAPER		VERSO HOLDINGS
	Three Months Ended		Three Months Ended
	March 31,		March 31,
(Dollars in thousands)	2014	2013	2014	2013
Net sales	$299,113	$333,220	$299,113	$333,220
Costs and expenses:
Cost of products sold - (exclusive of depreciation, amortization, and depletion)	302,377	291,859	302,377	291,859
Depreciation, amortization, and depletion	25,683	25,980	25,683	25,980
Selling, general, and administrative expenses	17,592	18,796	17,592	18,796
Restructuring charges	—	1,016	—	1,016
Total operating expenses	345,652	337,651	345,652	337,651
Other operating income	—	(3,285)	—	(3,285)
Operating loss	(46,539)	(1,146)	(46,539)	(1,146)
Interest income	—	(9)	(379)	(388)
Interest expense	34,477	34,660	34,856	34,439
Other loss, net	9,585	2,572	9,585	2,572
Loss before income taxes	(90,601)	(38,369)	(90,601)	(37,769)
Income tax expense	9	9	—	—
Net loss	$(90,610)	$(38,378)	$(90,601)	$(37,769)

First Quarter of 2014 Compared to First Quarter of 2013

Net Sales.  Net sales for the first quarter of 2014 decreased 10.2% to $299.1 million from $333.2 million in the first quarter of 2013, reflecting a 1.9% decrease in average sales price per ton and an 8.5% decline in total sales volume.

Net sales for our coated papers segment decreased 12.9% in the first quarter of 2014 to $218.3 million from $250.5 million for the same period in 2013, due to an 8.7% decrease in paper sales volume and a 4.6% decline in average sales price per ton. The decline in sales volume and price were driven by declining demand for coated papers, increased competition from the global marketplace, and lower production due to record-level energy costs.

Net sales for our market pulp segment decreased 2.7% in the first quarter of 2014 to $36.2 million from $37.2 million for the same period in 2013.  The sales volume declined 14.1% while the average sales price per ton increased 13.3% compared to the first quarter of 2013.

Net sales for our other segment decreased 1.9% to $44.6 million in first quarter of 2014 from $45.5 million in the first quarter of 2013.  This decrease was driven by a 3.2% decrease in average sales price per ton partially offset by a 1.4% increase in sales volume.

Cost of sales.  Cost of sales, including depreciation, amortization, and depletion, was $328.0 million in the first quarter of 2014 compared to $317.8 million in 2013, reflecting the negative impact of over 38,000 tons of downtime related to market conditions and energy-related curtailments as well as decreased productivity associated with a planned capital spending related outage at our Androscoggin mill.  Our cost of sales was also unfavorably affected by elevated energy and operating costs driven by severe winter weather conditions.  Our gross margin, excluding depreciation, amortization, and depletion, was (1.1)% for the first quarter of 2014 compared to 12.4% for the first quarter of 2013. Our gross margin was also negatively impacted by approximately 38,000 tons of market-related downtime in the first quarter of 2014. Depreciation, amortization, and depletion expenses were $25.7 million for the first quarter of 2014 compared to $26.0 million for the first quarter of 2013.

Selling, general, and administrative.  Selling, general, and administrative expenses were $17.6 million in the first quarter of 2014 compared to $18.8 million for the first quarter of 2013.

Restructuring charges.  Restructuring charges for the first quarter of 2013 were $1.0 million and related to the closure of the former Sartell mill.

Other operating income.  Other operating income in first quarter of 2013 was $3.3 million and consisted of the gain on the sales of our former Sartell mill and the Fiber Farm assets.

Interest expense.  Verso Paper’s interest expense for the first quarter of 2014 was $34.5 million compared to $34.7 million for the same period in 2013.  Verso Holdings’ interest expense was $34.9 million for the first quarter of 2014 compared to $34.4 million for the same period in 2013.

Other loss, net.  Other loss, net for the first quarter of 2014 was $9.6 million and reflected costs incurred in connection with the NewPage acquisition. Other loss, net of $2.6 million for the same period in 2013 reflected losses related to debt refinancing.

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

	VERSO PAPER
	Three Months	Year	Three Months	Twelve Months
	Ended	Ended	Ended	Ended
	March 31,	December 31,	March 31,	March 31,
(Dollars in millions)	2013	2013	2014	2014
Cash flows from operating activities	$(83.2)	$(27.7)	$(96.3)	$(40.8)
Income tax benefit	—	(0.6)	—	(0.6)
Amortization of debt issuance costs	(1.4)	(5.4)	(1.4)	(5.4)
Accretion of discount on long-term debt	(0.1)	(0.6)	(0.2)	(0.7)
Equity award expense	(0.4)	(1.8)	(0.4)	(1.8)
Interest expense	34.7	137.8	34.5	137.6
Gain (loss) on disposal of assets	3.3	4.0	(0.2)	0.5
Other, net	3.2	(0.8)	(12.8)	(16.8)
Changes in assets and liabilities, net	66.2	25.8	46.4	6.0
EBITDA	22.3	130.7	(30.4)	78.0
NewPage acquisition-related costs (1)	—	5.2	9.6	14.8
Hedge (gains) losses (2)	(3.8)	(14.3)	11.7	1.2
Equity award expense (3)	0.4	1.8	0.4	1.8
Restructuring charges (4)	1.0	1.4	—	0.4
Loss on extinguishment of debt, net (5)	2.6	2.8	—	0.2
Other items, net (6)	(2.4)	1.9	0.8	5.1
Adjusted EBITDA before pro forma effects of profitability program	20.1	129.5	(7.9)	101.5

(1)	Represents costs incurred in connection with the NewPage acquisition.

(2)	Represents unrealized (gains) losses on energy-related derivative contracts.

(3)	Represents amortization of non-cash incentive compensation.

(4)	Represents costs primarily associated with the closure of the former Sartell mill in 2012.

(5)	Represents net losses related to debt refinancing.

(6)	Represents miscellaneous non-cash and other earnings adjustments, including the gains on sales of the former Sartell mill and the Fiber Farm assets in 2013.

	VERSO PAPER
	Three Months	Year	Three Months	Twelve Months
	Ended	Ended	Ended	Ended
	March 31,	December 31,	March 31,	March 31,
(Dollars in millions)	2013	2013	2014	2014
Net loss	$(38.4)	$(111.2)	$(90.6)	$(163.4)
Income tax benefit	—	(0.6)	—	(0.6)
Interest expense	34.7	137.8	34.5	137.6
Depreciation, amortization, and depletion	26.0	104.7	25.7	104.4
EBITDA	$22.3	$130.7	$(30.4)	78.0

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

Liquidity and Capital Resources

We rely primarily upon cash flow from operations and borrowings under our revolving credit facilities to finance operations, capital expenditures, and fluctuations in debt service requirements.  As of March 31, 2014, $44.4 million was available for future borrowing under our revolving credit facilities.  We believe that our ability to manage cash flow and working capital levels, particularly inventory and accounts payable, will allow us to meet our current and future obligations, pay scheduled principal and interest payments, and provide funds for working capital, capital expenditures, and other needs of the business for at least the next twelve months.  The ability to achieve our future projected operating results is based on a number of assumptions which involve significant judgment and estimates, and no assurance can be given that we will be able to generate sufficient cash flows from operations or that future borrowings will be available under our revolving credit facilities in an amount sufficient to fund our liquidity needs.  If we are unable to meet our projected performance targets, our liquidity could be adversely impacted and we may need to seek additional sources of liquidity. Our future performance could adversely affect our ability to raise additional capital to fund our operations, and there is no assurance that financing will be available in a sufficient amount, on acceptable terms, or on a timely basis.

On May 5, 2014, acting through our wholly owned subsidiary, Verso Androscoggin Power LLC, or "VAP," we entered into a credit agreement providing for a $40 million revolving credit facility with Barclays Bank PLC and Credit Suisse AG, Cayman Islands Branch. Subject to the closing of the credit facility, borrowings thereunder will be used (a) to provide cash dividends and other cash distributions to VAP's sole member, Verso Maine Power Holdings LLC, or "VMPH," and our other subsidiaries, (b) for ongoing working capital for VAP, and (c) for other general corporate purposes. Borrowings under the credit facility will bear interest at a rate equal to an applicable margin plus, at the option of VAP, either (a) a base rate determined by reference to the highest of the U.S. federal funds rate plus 0.50%, the prime rate of the administrative agent, and the adjusted LIBOR for a one-month interest period plus 1.00%, or (b) a eurocurrency rate, or "LIBOR," determined by reference to the cost of funds for eurocurrency deposits in dollars in the London interbank market for the interest period relevant to such borrowing adjusted for certain additional costs. As of May 5, 2014, the applicable margin for advances under the credit facility is 2.00% for base rate advances and 3.00% for LIBOR advances. On and after November 5, 2014, the applicable margin for advances under the credit facility will be 3.00% for base rate advances and 4.00% for LIBOR advances. The credit facility will mature on the earliest to occur of (a) May 5, 2015, (b) the date that is 30 days after the consummation of our pending acquisition of NewPage, and (c) the date that is 60 days after the termination of the Verso-NewPage merger agreement or the abandonment of the NewPage acquisition; however, upon written notice by VAP to the administrative agent, VAP may request that the commitments under the credit facility be converted to extend the maturity date. The debt outstanding under the credit facility will be secured by substantially all of VAP’s assets, which consist principally of four hydroelectric facilities associated with our Androscoggin mill and related electricity transmission equipment. VMPH will guarantee the payment of the debt outstanding under the credit facility, and its guaranty will be secured by a pledge of its equity interest in VAP.

As we focus on managing our expenses and cash flows, we continue to assess and implement, as appropriate, various earnings enhancement and expense reduction initiatives.  Management has developed a company-wide cost reduction program and expects to yield approximately $37 million of additional cost reductions, of which approximately $30 million are expected to be realized in the remainder of 2014 and the remaining $7 million are expected to be realized in 2015. We continue to search for and develop additional cost saving measures; however, no assurance can be given that the anticipated benefits we project will be realized as expected or at all. In addition, we continue to evaluate selling non-strategic assets in the future to obtain additional liquidity.

Verso Paper’s and Verso Holdings’ cash flows from operating, investing and financing activities, as reflected in the accompanying condensed consolidated statements of cash flows, are summarized in the following table.

	VERSO PAPER		VERSO HOLDINGS
	Three Months Ended		Three Months Ended
	March 31,		March 31,
(Dollars in thousands)	2014	2013	2014	2013
Net cash provided by (used in):
Operating activities	$(96,284)	$(83,248)	$(96,282)	$(83,095)
Investing activities	(8,796)	32,943	(8,796)	32,943
Financing activities	98,027	1,477	98,080	1,324
Net change in cash and cash equivalents	$(7,053)	$(48,828)	$(6,998)	$(48,828)

Operating activities.  In the first quarter of 2014, Verso Paper’s net cash used in operating activities of $96.3 million reflects a net loss of $90.6 million adjusted for non-cash depreciation, amortization, and accretion of $27.2 million and an increase in working capital of $47.4 million.  The change in working capital reflects seasonal increases in inventory and a decrease in accrued liabilities primarily attributable to the scheduled semi-annual interest payments during the quarter.

In the first quarter of 2013, Verso Paper’s net cash used in operating activities of $83.2 million reflected a net loss of $38.4 million adjusted for non-cash depreciation, amortization, depletion and accretion of $27.5 million and an increase in working capital of $68.2 million. The change in working capital reflected a seasonal increase in inventory and a decrease in accrued liabilities reflecting interest payments made during the quarter. Verso Holdings’ operating cash flows are the same as those of Verso Paper in all material respects.

Investing activities.  In the first quarter of 2014, Verso Paper’s net cash used in investing activities of $8.8 million reflects capital expenditures of $16.5 million.  This compares to $32.9 million of net cash provided by investing activities in the first quarter of 2013, which included proceeds from the sales of our former Sartell mill and the Fiber Farm assets of $27.6 million, capital expenditures of $8.2 million, and $13.7 million of governmental grants received in conjunction with a renewable energy project at our mill in Bucksport, Maine. Verso Holdings’ investing cash flows are the same as those of Verso Paper.

Financing activities.  In the first quarter of 2014, Verso Paper’s net cash provided by financing activities was $98.0 million compared to $1.5 million in the first quarter of 2013. Cash provided by financing activities in the first quarter of 2014, resulted primarily from net borrowings on our revolving credit facilities. Cash provided by financing activities in the first quarter of 2013 represented net borrowings on our revolving credit facilities offset by payments on the Verso Finance Senior Unsecured Term Loans. Verso Holdings' distribution to Verso Finance for payment of the Senior Unsecured Term Loans is reflected as a return of capital in the Statement of Cash Flows.

Revolving Credit Facilities.  In 2012, Verso Holdings entered into revolving credit facilities consisting of a $150.0 million asset-based loan facility, or "ABL Facility," and a $50.0 million cash-flow facility, or "Cash Flow Facility." Verso Holdings' ABL Facility had $60.0 million outstanding, $40.3 million in letters of credit issued, and $32.4 million available for future borrowing as of March 31, 2014.  Verso Holdings' Cash Flow Facility had $38.0 million outstanding balance, no letters of credit issued, and $12.0 million available for future borrowing as of March 31, 2014.  The indebtedness under the revolving credit facilities bears interest at a floating rate based on a margin over a base rate or eurocurrency rate.  As of March 31, 2014, the applicable margin for advances under the ABL Facility was 1.25% for base rate advances and 2.25% for LIBOR advances, and the applicable margin for advances under the Cash Flow Facility was 3.75% for base rate advances and 4.75% for LIBOR advances.  As of March 31, 2014, the weighted-average interest rate on outstanding advances was 3.46%.  Verso Holdings is required to pay a commitment fee to the lenders in respect of the unused commitments under the ABL Facility at an annual rate of either 0.375% or 0.50%, based on daily average utilization, and under the Cash Flow Facility at an annual rate of 0.625%.  The indebtedness under the revolving credit facilities is guaranteed jointly and severally by Verso Finance and each of Verso Holdings’ subsidiaries, subject to certain exceptions, and the indebtedness and guarantees are senior secured obligations of Verso Holdings and the guarantors, respectively.  The indebtedness under the ABL Facility and related guarantees are secured by first-priority security interests, subject to permitted liens, in substantially all of Verso Holdings’, Verso Finance’s, and the subsidiary guarantors’ inventory and accounts receivable, or “ABL Priority Collateral,” and second-priority security interests, subject to permitted liens, in substantially all of their other assets, or “Notes Priority Collateral.”  The indebtedness under the Cash Flow Facility and related guarantees are secured, pari passu with the 11.75% Senior Secured Notes due 2019 and related guarantees, by first-priority security interests in the Notes Priority Collateral and second-priority security interests in the ABL Priority Collateral.  The revolving facilities will mature on May 4, 2017, unless, on any of the dates that is 91 days prior to the earliest scheduled maturity of any of the Second Priority Senior Secured Floating Rate Notes due 2014, or the 11.38% Senior Subordinated Notes, an aggregate principal amount in excess of $100.0 million of indebtedness under such existing second-lien notes, subordinated notes, as applicable, is outstanding, in which case the revolving credit facilities will mature on such earlier date. On January 3, 2014, Verso Holdings entered into certain amendments to the revolving credit facilities in connection with the NewPage acquisition, in which (a) the lenders under each of our revolving credit facilities consented to the NewPage acquisition and the other transactions contemplated by the Merger Agreement, including the incurrence of certain additional indebtedness, (b) the lenders consented to amendments to allow the sale and/or financing of certain non-core assets and (c) the parties agreed to amend our revolving credit facilities to allow for certain other transactions upon the consummation of the NewPage acquisition and the other transactions contemplated by the Merger Agreement.

11.75% Senior Secured Notes due 2019.  In 2012, Verso Holdings issued $345.0 million aggregate principal amount of 11.75% Senior Secured Notes due 2019.  In 2013, Verso Holdings issued $72.9 million aggregate principal amount of its 11.75% Senior Secured Notes due 2019 to certain lenders holding approximately $85.8 million aggregate principal amount of Verso Finance’s Senior Unsecured Term Loans, and net accrued interest through the closing date, at an exchange rate of 85%, in exchange for the assignment to Verso Finance of its Senior Unsecured Term Loans and the cancellation of such loans. After the exchange there are no longer any outstanding Senior Unsecured Term Loans.

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

Second Priority Senior Secured Floating Rate Notes due 2014.  In 2006, Verso Holdings issued $250.0 million aggregate principal amount of Second Priority Senior Secured Floating Rate Notes due 2014 and as of March 31, 2014, $13.3 million aggregate principal amount of the Second Priority Senior Secured Floating Rate Notes remain outstanding.  The notes bear interest, payable quarterly, at a rate equal to LIBOR plus 3.75% per year.  As of March 31, 2014, the interest rate on the notes was 3.99% per year.  The notes are guaranteed jointly and severally by each of Verso Holdings’ subsidiaries, subject to certain exceptions.  The notes will mature on August 1, 2014. As of March 31, 2014, the balance of the Second Priority Senior Secured Floating Rate Notes is included in Current maturities of long-term debt on the accompanying condensed consolidated balance sheet.

11.38% Senior Subordinated Notes due 2016.  In 2006, Verso Holdings issued $300.0 million aggregate principal amount of 11.38% Senior Subordinated Notes due 2016 and as of March 31, 2014, $142.5 million aggregate principal amount of the 11.38% Senior Subordinated Notes remain outstanding. The notes bear interest, payable semi-annually, at the rate of 11.38% per year.  The notes are guaranteed jointly and severally by each of Verso Holdings’ subsidiaries, subject to certain exceptions, and the notes and guarantees are unsecured senior subordinated obligations of Verso Holdings and the guarantors, respectively.  The notes will mature on August 1, 2016.

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

Financing Transactions in Connection with NewPage Acquisition. On January 3, 2014, Verso Paper, Verso Merger Sub Inc., a Delaware corporation and an indirect, wholly owned subsidiary of Verso Paper, or “Merger Sub,” and NewPage Holdings Inc., a Delaware corporation, or “NewPage,” entered into the Merger Agreement, pursuant to which Merger Sub will merge with and into NewPage on the terms and subject to the conditions set forth in the Merger Agreement, with NewPage surviving the merger as an indirect, wholly owned subsidiary of Verso.

The Merger Agreement provides for a series of transactions pursuant to which the equity holders of NewPage will receive (i) $250 million in cash, approximately $246 million of which has been paid to NewPage’s stockholders as a dividend from the proceeds of the NewPage term loan facility, plus the cash actually received by NewPage in respect of any exercises of NewPage stock options between the date of the Merger Agreement and the closing of the NewPage acquisition; (ii) up to $650 million aggregate principal amount of New First Lien Notes (valued at face value) to be issued at closing; and (iii) shares of our common stock representing 20% (subject to potential upward adjustment to 25% under certain circumstances) of the sum of the outstanding shares of our common stock as of the date immediately prior to closing and the shares, if any, underlying vested, in-the-money stock options as of the signing of the Merger Agreement, or collectively the "Merger Consideration." The amount of New First Lien Notes to be issued in the NewPage acquisition is subject to downward adjustment, in an amount not to exceed $27 million in value, if NewPage makes certain restricted payments between September 30, 2013 and the closing of the NewPage acquisition. If the NewPage acquisition has not closed by August 31, 2014, and the reason for the failure to close by such date, or any subsequent delay in closing after such date, is solely the result of our failure to take certain actions to satisfy certain closing conditions, the amount of our common stock to be issued as Merger Consideration will increase in monthly increments by up to 5% so that the total amount of our common stock issued in the Merger Consideration would be up to 25% of the sum of the outstanding shares as of the date immediately prior to closing and the shares, if any, underlying vested, in-the-money stock options as of the signing of the Merger Agreement.

As described above, on January 3, 2014, in connection with the entry into the Merger Agreement, we entered into amendments of our revolving credit facilities such that (a) the lenders under each of our revolving credit facilities consented to the NewPage acquisition and the other transactions contemplated by the Merger Agreement, including the incurrence of certain additional indebtedness, (b) the lenders consented to amendments to allow the sale and/or financing of certain non-core assets and (c) the parties agreed to amend our revolving credit facilities to allow for certain other transactions upon the consummation of the NewPage acquisition and the other transactions contemplated by the Merger Agreement. The pricing terms, maturities and commitments under our revolving credit facilities remain unchanged.

At the time of the closing of the NewPage acquisition, we expect to issue up to $650 million in aggregate principal amount of the New First Lien Notes to the current stockholders of NewPage as part of the Merger Consideration. The New First Lien Notes will be substantially similar to the existing 11.75% Senior Secured Notes due 2019, except for certain additional restrictive covenants and that we expect that we will not be permitted to repurchase them for one year after their issuance date unless we pay the holders a make-whole premium.

The issuers and guarantors of our debt securities (including the New First Lien Notes) and the borrower and guarantors of our revolving credit facilities will not guarantee the obligations under NewPage’s term loan facility and NewPage’s ABL facility, and the borrower and guarantors under NewPage’s term loan facility and NewPage’s ABL facility will not guarantee the obligations under our debt securities and credit facilities. Upon the consummation of the NewPage acquisition, NewPage Holdings Inc. (but not the subsidiaries of NewPage) will guarantee certain of our debt securities and our credit facilities as required by the terms governing such debt.

Covenant Compliance

The credit agreements for our revolving credit facilities and the indentures governing our notes contain affirmative covenants as well as restrictive covenants that limit our ability to, among other things, incur additional indebtedness; pay dividends or make other distributions; repurchase or redeem our stock; make investments; sell assets, including capital stock of restricted subsidiaries; enter into agreements restricting our subsidiaries’ ability to pay dividends; consolidate, merge, sell or otherwise dispose of all or substantially all of our assets; enter into transactions with our affiliates; and incur liens.  These covenants can result in limiting our long-term growth prospects by hindering our ability to incur future indebtedness or grow through acquisitions.  The material covenants in the indentures that are impacted by the calculation of Adjusted EBITDA are those that govern the amount of indebtedness that Verso Holdings and its subsidiaries may incur, whether Verso Holdings may make certain dividends, distributions or payments on subordinated indebtedness, and whether Verso Holdings may merge with another company.  Although there are limited baskets for incurring indebtedness contained in the indentures, the primary means for incurring additional indebtedness under the Indentures is to have a pro forma Fixed Charge Coverage Ratio of at least 2.00 to 1.00 after the incurrence of such additional indebtedness.  This same test also applies to most dividends and other payments made in respect of Verso Holdings’ equity and subordinated indebtedness and also to whether Verso Holdings may merge with another company.  In the case of a merger, Verso Holdings may merge so long as either its Fixed Charge Coverage Ratio is at least 2.00 to 1.00 or that same ratio improves after giving pro forma effect to the merger.  If Verso Holdings were not able to meet the Fixed Charge Coverage Ratio requirement contained in these covenants, it would limit our long-term growth prospects, as it would severely hinder Verso Holdings’ ability to incur additional indebtedness for the purpose of completing acquisitions or capital improvement programs, among other things.  In addition, if the ratio test were not met, distributions by Verso Holdings to Verso Paper would also be severely restricted.   As of March 31, 2014, we were in compliance with the covenants in our debt agreements.

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

 Recent Accounting Developments

ASC Topic 405, Obligations from Joint and Several Liability Arrangements. In February 2013, the FASB issued Accounting Standards Update, or “ASU,” 2013-04, Liabilities (Topic 405), Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date. This ASU defines how entities measure obligations from joint and several liability arrangements which are fixed at the reporting date and for which no U.S. GAAP guidance exists. The guidance also requires entities to disclose the nature, amount and other information about those obligations. The ASU is effective for periods beginning after December 15, 2013. Retrospective presentation for all comparative periods presented is required. The adoption of this amendment in the first quarter of 2014, did not have a material impact on the presentation of our consolidated financial statements.

Other new accounting pronouncements issued but not effective until after March 31, 2014, are not expected to have a significant effect on our consolidated financial statements.

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

We reach our end-users through several channels, including printers, brokers, paper merchants, and direct sales to end-users.  We sell and market our products to approximately 130 customers.  During the first three months of the year, Quad/Graphics, Inc. and Central National-Gottesman, Inc. accounted for approximately 12% and 10% of our net sales, respectively.

Interest Rates

We have issued fixed- and floating-rate debt in order to manage our variability to cash flows from interest rates.  Borrowings under the revolving credit facilities and the Second Priority Senior Secured Floating Rate Notes due 2014 accrue interest at variable rates.  A 100 basis point increase in quoted interest rates on our outstanding floating-rate debt as of March 31, 2014, would increase annual interest expense by $1.1 million.  While we may enter into agreements limiting our exposure to higher interest rates, any such agreements may not offer complete protection from this risk.

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

We do not hedge the entire exposure of our operations from commodity price volatility for a variety of reasons.  To the extent that we do not hedge against commodity price volatility, our results of operations may be affected either favorably or unfavorably by a shift in the future price curve.  As of March 31, 2014, we had liabilities for net unrealized losses of $1.2 million on open commodity contracts with maturities of one to twelve months.  These derivative instruments involve the exchange of net cash settlements, based on changes in the price of the underlying commodity index compared to the fixed price offering, at specified intervals without the exchange of any underlying principal.  A 10% decrease in commodity prices would have a negative impact of approximately $2.1 million on the fair value of such instruments.  This quantification of exposure to market risk does not take into account the offsetting impact of changes in prices on anticipated future energy purchases.

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

Energy.  We produce approximately 53% of our energy needs for our paper mills from sources such as waste wood, waste water, hydroelectric facilities, liquid biomass from our pulping process, and internal energy cogeneration facilities.  Our external energy purchases vary across each of our mills and include fuel oil, natural gas, coal, and electricity.  While our internal energy production capacity and ability to switch between certain energy sources mitigates the volatility of our overall energy expenditures, we expect prices for energy to remain volatile for the foreseeable future. We utilize derivative contracts as part of our risk management strategy to manage our exposure to market fluctuations in energy prices.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of Verso Paper’s disclosure controls and procedures as of March 31, 2014.  Based upon this evaluation, and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that Verso Paper’s disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2014.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of Verso Holdings’ disclosure controls and procedures as of March 31, 2014.  Based upon this evaluation, and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that Verso Holdings’ disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2014.

Changes in Internal Control Over Financial Reporting

There was no change in Verso Paper’s internal control over financial reporting during the fiscal quarter ended March 31, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

There was no change in Verso Holdings' internal control over financial reporting during the fiscal quarter ended March 31, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

We are involved from time to time in legal proceedings incidental to the conduct of our business.  We do not believe that any liability that may result from these proceedings will have a material adverse effect on our consolidated financial statements.

ITEM 1A.   RISK FACTORS

For a detailed discussion of risk factors affecting us, see “Part I – Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Stock Repurchases under 2008 Incentive Award Plan

Participants in our 2008 Incentive Award Plan, or the “Plan,” may elect to surrender to us restricted shares of our common stock issued to them pursuant to awards granted under the Plan to satisfy the applicable federal, state, local and foreign tax withholding obligations that arise upon the vesting of their shares of restricted stock under the Plan.  Shares of restricted stock surrendered to us to meet tax withholding obligations are deemed to be repurchased pursuant to the Plan.  We repurchased shares of restricted stock to meet participants’ tax withholding obligations during the first three months of 2014 as follows:

Period	Total Number of Shares Purchased	Average Price Per Share

January 1-31, 2014	—	$—
February 1-28, 2014	—	—
March 1-31, 2014	23,833	2.42
Total for the three months ended March 31, 2014	23,833	$2.42

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.   MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.   OTHER INFORMATION

Entry into a Material Definitive Agreement
Creation of a Direct Financial Obligation

On May 5, 2014, acting through our wholly owned subsidiary, Verso Androscoggin Power LLC, or “VAP,” we entered into a credit agreement providing for a $40 million revolving credit facility with Barclays Bank PLC and Credit Suisse AG, Cayman Islands Branch. Subject to the closing of the credit facility, borrowings thereunder will be used (a) to provide cash dividends and other cash distributions to VAP’s sole member, Verso Maine Power Holdings LLC, or “VMPH,” and our other subsidiaries, (b) for ongoing working capital for VAP, and (c) for other general corporate purposes.

Borrowings under the credit facility will bear interest at a rate equal to an applicable margin plus, at the option of VAP, either (a) a base rate determined by reference to the highest of the U.S. federal funds rate plus 0.50%, the prime rate of the administrative agent, and the adjusted LIBOR for a one-month interest period plus 1.00%, or (b) a eurocurrency rate, or "LIBOR," determined by reference to the cost of funds for eurocurrency deposits in dollars in the London interbank market for the interest period relevant to such borrowing adjusted for certain additional costs. As of May 5, 2014, the applicable margin for advances under the credit facility is 2.00% for base rate advances and 3.00% for LIBOR advances. On and after

November 5, 2014, the applicable margin for advances under the credit facility will be 3.00% for base rate advances and 4.00% for LIBOR advances.

The credit facility will mature on the earliest to occur of (a) May 5, 2015, (b) the date that is 30 days after the consummation of our pending acquisition of NewPage, and (c) the date that is 60 days after the termination of the Verso-NewPage merger agreement or the abandonment of the NewPage acquisition; however, upon written notice by VAP to the administrative agent, VAP may request that the commitments under the credit facility be converted to extend the maturity date.

The debt outstanding under the credit facility will be secured by substantially all of VAP’s assets, which consist principally of four hydroelectric facilities associated with our Androscoggin mill and related electricity transmission equipment. VMPH will guarantee the payment of the debt outstanding under the credit facility, and its guaranty will be secured by a pledge of its equity interest in VAP.
The foregoing description is a summary of the credit agreement and is qualified in its entirety by the complete text thereof which is included as an exhibit to this report.

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

10.1
Credit Agreement dated as of May 5, 2014, among Verso Maine Power Holdings LLC, Verso Androscoggin Power LLC, the lenders party thereto, Barclays Bank PLC, as administrative agent and collateral agent, and Barclays Bank PLC and Credit Suisse Securities (USA) LLC, as joint lead arrangers and joint book runners.

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

Date: May 7, 2014
VERSO PAPER CORP.

	By:	/s/ David J. Paterson
David J. Paterson President and Chief Executive Officer

By:	/s/ Robert P. Mundy
Robert P. Mundy Senior Vice President and Chief Financial Officer

Date: May 7, 2014
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

10.1
Credit Agreement dated as of May 5, 2014, among Verso Maine Power Holdings LLC, Verso Androscoggin Power LLC, the lenders party thereto, Barclays Bank PLC, as administrative agent and collateral agent, and Barclays Bank PLC and Credit Suisse Securities (USA) LLC, as joint lead arrangers and joint book runners.

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