Form 10-Q
period 2014-06-30
Verso Paper Corp.; Verso Paper Holdings LLC
filed 2014-08-14
CIK 1421182, 1395864

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________
FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014

or

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

As of July 31, 2014, Verso Paper Corp. had 53,327,441 outstanding shares of common stock, par value $0.01 per share, and Verso Paper Holdings LLC had one outstanding limited liability company interest.

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

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	VERSO PAPER		VERSO HOLDINGS
	June 30,	December 31,	June 30,	December 31,
(Dollars in thousands, except per share amounts)	2014	2013	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$6,969	$11,295	$6,968	$11,240
Accounts receivable, net	93,910	104,498	94,036	104,624
Inventories	144,282	137,687	144,282	137,687
Assets held for sale	—	50	—	50
Prepaid expenses and other assets	12,714	20,621	12,714	20,621
Total current assets	257,875	274,151	258,000	274,222
Property, plant, and equipment, net	703,035	742,946	703,035	742,946
Intangibles and other assets, net	76,195	81,455	99,500	104,760
Total assets	$1,037,105	$1,098,552	$1,060,535	$1,121,928
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$80,852	$88,412	$80,852	$88,412
Accrued liabilities	115,749	122,335	115,868	122,435
Current maturities of long-term debt	33,310	13,310	33,310	13,310
Total current liabilities	229,911	224,057	230,030	224,157
Long-term debt	1,302,047	1,235,167	1,325,352	1,258,472
Other liabilities	54,570	56,599	48,396	50,425
Total liabilities	1,586,528	1,515,823	1,603,778	1,533,054
Commitments and contingencies (Note 13)	—	—	—	—
Equity:
Preferred stock -- par value $0.01 (20,000,000 shares authorized, no shares issued)	—	—	n/a	n/a
Common stock -- par value $0.01 (250,000,000 shares authorized with 53,425,505 shares issued and 53,327,441 outstanding on June 30, 2014, and with 53,246,715 shares issued and 53,172,484 outstanding on December 31, 2013	534	533	n/a	n/a
Treasury stock -- at cost (98,064 shares on June 30, 2014 and 74,231 shares on December 31, 2013)	(164)	(106)	n/a	n/a
Paid-in-capital	221,890	220,960	232,416	231,489
Retained deficit	(760,672)	(627,223)	(764,648)	(631,180)
Accumulated other comprehensive loss	(11,011)	(11,435)	(11,011)	(11,435)
Total deficit	(549,423)	(417,271)	(543,243)	(411,126)
Total liabilities and equity	$1,037,105	$1,098,552	$1,060,535	$1,121,928
See notes to unaudited condensed consolidated financial statements.

VERSO PAPER CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands, except per share amounts)	2014	2013	2014	2013
Net sales	$320,916	$330,385	$620,029	$663,605
Costs and expenses:
Cost of products sold - (exclusive of depreciation, amortization, and depletion)	275,620	293,888	577,997	585,747
Depreciation, amortization, and depletion	25,458	26,307	51,141	52,287
Selling, general, and administrative expenses	17,811	19,180	35,403	37,976
Restructuring charges	—	166	—	1,182
Total operating expenses	318,889	339,541	664,541	677,192
Other operating income	—	(686)	—	(3,971)
Operating income (loss)	2,027	(8,470)	(44,512)	(9,616)
Interest income	(1)	(5)	(1)	(14)
Interest expense	35,675	34,440	70,152	69,100
Other loss, net	9,182	134	18,767	2,706
Loss before income taxes	(42,829)	(43,039)	(133,430)	(81,408)
Income tax expense	10	—	19	9
Net loss	$(42,839)	$(43,039)	$(133,449)	$(81,417)
Loss per common share:
Basic	$(0.80)	$(0.81)	$(2.51)	$(1.53)
Diluted	(0.80)	(0.81)	(2.51)	(1.53)
Weighted average common shares outstanding (in thousands)
Basic	53,323	53,172	53,256	53,075
Diluted	53,323	53,172	53,256	53,075
 See notes to unaudited condensed consolidated financial statements.

VERSO PAPER CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2014	2013	2014	2013
Net loss	$(42,839)	$(43,039)	$(133,449)	$(81,417)
Other comprehensive income:
Derivative financial instruments:
Reclassification of accumulated other comprehensive loss to net loss	—	101	—	245
Defined benefit pension plan amortization of net loss and prior service cost	211	568	424	1,141
Other comprehensive income	211	669	424	1,386
Comprehensive loss	$(42,628)	$(42,370)	$(133,025)	$(80,031)
See notes to unaudited condensed consolidated financial statements.

VERSO PAPER HOLDINGS LLC
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2014	2013	2014	2013
Net sales	$320,916	$330,385	$620,029	$663,605
Costs and expenses:
Cost of products sold - (exclusive of depreciation, amortization, and depletion)	275,620	293,888	577,997	585,747
Depreciation, amortization, and depletion	25,458	26,307	51,141	52,287
Selling, general, and administrative expenses	17,811	19,180	35,403	37,976
Restructuring charges	—	166	—	1,182
Total operating expenses	318,889	339,541	664,541	677,192
Other operating income	—	(686)	—	(3,971)
Operating income (loss)	2,027	(8,470)	(44,512)	(9,616)
Interest income	(379)	(384)	(758)	(772)
Interest expense	36,054	34,819	70,910	69,258
Other loss, net	9,182	134	18,767	2,706
Net loss	$(42,830)	$(43,039)	$(133,431)	$(80,808)
 See notes to unaudited condensed consolidated financial statements.

VERSO PAPER HOLDINGS LLC
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2014	2013	2014	2013
Net loss	$(42,830)	$(43,039)	$(133,431)	$(80,808)
Other comprehensive income:
Derivative financial instruments:
Reclassification of accumulated other comprehensive loss to net loss	—	101	—	245
Defined benefit pension plan amortization of net loss and prior service cost	211	568	424	1,141
Other comprehensive income	211	669	424	1,386
Comprehensive loss	$(42,619)	$(42,370)	$(133,007)	$(79,422)
See notes to unaudited condensed consolidated financial statements.

VERSO PAPER CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013
							Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity (Deficit)
	Common Shares	Common Stock	Treasury Shares	Treasury Stock	Paid-in-Capital	Retained Deficit
(Dollars and shares in thousands)
Balance - December 31, 2012	52,951	$530	(55)	$(84)	$219,158	$(516,017)	$(25,273)	$(321,686)
Net loss	—	—	—	—	—	(81,417)	—	(81,417)
Other comprehensive income	—	—	—	—	—	—	1,386	1,386
Common stock issued for restricted stock, net	296	3	(19)	(22)	(3)	—	—	(22)
Equity award expense	—	—	—	—	898	—	—	898
Balance - June 30, 2013	53,247	$533	(74)	$(106)	$220,053	$(597,434)	$(23,887)	$(400,841)

Balance - December 31, 2013	53,247	$533	(74)	$(106)	$220,960	$(627,223)	$(11,435)	$(417,271)
Net loss	—	—	—	—	—	(133,449)	—	(133,449)
Other comprehensive income	—	—	—	—	—	—	424	424
Treasury shares acquired	—	—	(24)	(58)	—	—	—	(58)
Stock option exercise	32	—	—	—	92	—	—	92
Common stock issued for restricted stock, net	146	1	—	—	1	—	—	2
Equity award expense	—	—	—	—	837	—	—	837
Balance - June 30, 2014	53,425	$534	(98)	$(164)	$221,890	$(760,672)	$(11,011)	$(549,423)
See notes to unaudited condensed consolidated financial statements.

VERSO PAPER HOLDINGS LLC
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN MEMBER'S EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013
			Accumulated Other Comprehensive Income (Loss)	Total Member's Equity (Deficit)

	Paid-in-Capital	Retained Deficit
(Dollars in thousands)
Balance - December 31, 2012	$324,562	$(519,888)	$(25,273)	$(220,599)
Cash distributions	—	(133)	—	(133)
Return of capital	(94,878)	—	—	(94,878)
Net loss	—	(80,808)	—	(80,808)
Other comprehensive income	—	—	1,386	1,386
Equity award expense	898	—	—	898
Balance - June 30, 2013	$230,582	$(600,829)	$(23,887)	$(394,134)

Balance - December 31, 2013	$231,489	$(631,180)	$(11,435)	$(411,126)
Cash distributions	—	(37)	—	(37)
Contribution from parent	90	—	—	90
Net loss	—	(133,431)	—	(133,431)
Other comprehensive income	—	—	424	424
Equity award expense	837	—	—	837
Balance - June 30, 2014	$232,416	$(764,648)	$(11,011)	$(543,243)
See notes to unaudited condensed consolidated financial statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	VERSO PAPER		VERSO HOLDINGS
	Six Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2014	2013	2014	2013
Cash Flows From Operating Activities:
Net loss	$(133,449)	$(81,417)	$(133,431)	$(80,808)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization, and depletion	51,141	52,287	51,141	52,287
Amortization of debt issuance costs	3,695	2,689	3,695	2,659
Accretion of discount on long-term debt	310	278	310	278
Loss (gain) on disposal of assets	235	(4,013)	235	(4,013)
Equity award expense	837	898	837	898
Other, net	12,124	1,151	12,124	1,151
Changes in assets and liabilities:
Accounts receivable	10,588	(2,042)	10,588	(2,042)
Inventories	(6,607)	(20,606)	(6,607)	(20,606)
Prepaid expenses and other assets	(1,697)	3,022	(1,697)	3,039
Accounts payable	(4,108)	(11,700)	(4,108)	(11,700)
Accrued liabilities	(1,600)	(4,593)	(1,582)	(4,926)
Net cash used in operating activities	(68,531)	(64,046)	(68,495)	(63,783)
Cash Flows From Investing Activities:
Proceeds from sale of assets	317	28,341	317	28,341
Transfers from (to) restricted cash, net	1,024	(641)	1,024	(641)
Capital expenditures	(26,979)	(13,793)	(26,979)	(13,793)
Other investing activities	5,020	—	5,020	—
Net cash (used in) provided by investing activities	(20,618)	13,907	(20,618)	13,907
Cash Flows From Financing Activities:
Borrowings on revolving credit facilities	188,000	62,500	188,000	62,500
Payments on revolving credit facilities	(100,500)	(55,000)	(100,500)	(55,000)
Debt issuance costs	(2,712)	(220)	(2,712)	(220)
Repayments of long-term debt	—	(8,501)	—	—
Return of capital	—	—	—	(8,653)
Contribution from parent	—	—	90	—
Cash distributions	—	—	(37)	(133)
Acquisition of treasury stock	(58)	(22)	—	—
Proceeds from issuance of common stock	93	—	—	—
Net cash provided by (used in) financing activities	84,823	(1,243)	84,841	(1,506)
Change in cash and cash equivalents	(4,326)	(51,382)	(4,272)	(51,382)
Cash and cash equivalents at beginning of period	11,295	61,525	11,240	61,470
Cash and cash equivalents at end of period	$6,969	$10,143	$6,968	$10,088
See notes to unaudited condensed consolidated financial statements.

VERSO PAPER CORP. AND VERSO PAPER HOLDINGS LLC

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AS OF JUNE 30, 2014, AND DECEMBER 31, 2013, AND FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED JUNE 30, 2014 AND 2013

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

We have historically relied primarily upon cash flow from operations and borrowings under our revolving credit facilities to finance operations, capital expenditures, and debt service requirements.  As of June 30, 2014, we had $1.3 billion in borrowings outstanding under our existing financing arrangements. Also as of June 30, 2014, $95.4 million was available for future borrowings under our revolving credit facilities. Our debt arrangements contain financial and other restrictive covenants that limit our ability to engage in activities that may be in our long-term best interests. Failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all of our debts. If we are unable to repay our indebtedness when due or declared due, the lenders thereunder will also have the right to proceed against the collateral pledged to them to secure the indebtedness. Our indebtedness requires us to dedicate a substantial portion of our cash flows from operations to payments for our debt service, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, research and development efforts, and other corporate purposes. In addition, our indebtedness increases our vulnerability to adverse economic and industry conditions and places us at a competitive disadvantage compared to competitors that have less debt.

No assurance can be given that we will be able to generate sufficient cash flows from operations or that future borrowings will be available under our revolving credit facilities in an amount sufficient to fund our liquidity needs.  Our ability to achieve our future projected operating results is largely based on the successful completion of the planned acquisition of NewPage and the synergies expected to be achieved from the acquisition (see Note 4 - Acquisitions and Dispositions). There can be no assurance that the conditions required to complete the acquisition of NewPage, including regulatory clearance, will be satisfied, and satisfying the conditions necessary to achieve the acquisition could take longer and cost more than we expect and delay the effective time of the acquisition for a significant period of time or prevent it from occurring. If the acquisition and the integration of the companies’ respective businesses are not completed within the expected timeframe, or if any additional conditions are imposed in order to complete the acquisition, the synergies and other benefits that we expect to achieve could be materially and adversely affected, and these situations could result in additional transaction costs, loss of revenue or other effects associated with uncertainty about the acquisition. If we are unable to complete the acquisition of NewPage or otherwise meet our projected performance targets, our liquidity could be adversely impacted and we may need to seek additional sources of liquidity. Our future performance could adversely affect our ability to raise additional capital to fund our operations, and there is no assurance that financing will be available in a sufficient amount, on acceptable terms, or on a timely basis.

Our ability to continue as a going concern is dependent on management’s plans, which are centered on the NewPage acquisition, and also include potential asset acquisitions or dispositions, mergers or business combinations with other entities, and continuing to raise funds through debt and/or equity financings. Our future projected operating results for current operations alone raise substantial doubt as to our ability to continue as a going concern.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

This report contains the unaudited condensed consolidated financial statements of Verso Paper and Verso Holdings as of June 30, 2014, and for the three-month and six-month periods ended June 30, 2014 and 2013 . The December 31, 2013, condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required annually by accounting principles generally accepted in the United States of America, or “GAAP.”  In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments that are necessary for the fair presentation of Verso Paper’s and Verso Holdings’ respective financial conditions, results of operations, and cash flows for the interim periods presented.  Except as disclosed in the notes to the unaudited condensed consolidated financial statements, such adjustments are of a normal, recurring nature.  Variable interest entities for which Verso Paper or Verso Holdings is the primary beneficiary are consolidated.  Intercompany balances and transactions are eliminated in consolidation.  The results of operations and cash flows for the interim periods presented may not necessarily be indicative of full-year results.  It is suggested that these financial statements be read in conjunction with the audited consolidated financial statements and notes thereto of Verso Paper and Verso Holdings contained in their respective Annual Reports on Form 10-K for the year ended December 31, 2013.

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

ASC Topic 605, Revenue Recognition. In May 2014, the FASB issued ASU 2014-09, Revenue From Contracts With Customers. This ASU will replace all current U.S. GAAP guidance on this topic and eliminate all industry-specific guidance. The new revenue recognition standard provides a unified model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. This guidance will be effective for periods beginning after December 15, 2016 and can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. We are evaluating the impact of adopting this new accounting standard on our consolidated financial statements.

Other new accounting pronouncements issued but not effective until after June 30, 2014, are not expected to have a significant effect on our consolidated financial statements.

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

The following table provides a reconciliation of basic and diluted loss per common share of Verso Paper:

	VERSO PAPER
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share data)	2014	2013	2014	2013
Net loss available to common shareholders	$(42,839)	$(43,039)	$(133,449)	$(81,417)
Weighted average common stock outstanding	52,782	52,612	52,730	52,553
Weighted average restricted stock	541	560	526	522
Weighted average common shares outstanding - basic	53,323	53,172	53,256	53,075
Dilutive shares from stock options	—	—	—	—
Weighted average common shares outstanding - diluted	53,323	53,172	53,256	53,075
Basic loss per share	$(0.80)	$(0.81)	$(2.51)	$(1.53)
Diluted loss per share	$(0.80)	$(0.81)	$(2.51)	$(1.53)

In accordance with ASC Topic 260, Earnings Per Share, unvested restricted stock awards issued by Verso Paper contain nonforfeitable rights to dividends and qualify as participating securities.  No dividends have been declared or paid in 2014 or 2013.

For the three-month and six-month periods ended June 30, 2014, respectively, 4,974,679 and 4,696,158 weighted average potentially dilutive shares from stock options with weighted average exercise prices per share of $2.45 and $2.42, respectively, were excluded from the diluted earnings per share calculation due to the antidilutive effect such shares would have on net loss per common share.

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

Inventories by major category include the following:

	June 30,	December 31,
(Dollars in thousands)	2014	2013
Raw materials	$21,672	$25,843
Woodyard logs	2,505	6,602
Work-in-process	15,839	14,738
Finished goods	75,142	60,919
Replacement parts and other supplies	29,124	29,585
Inventories	$144,282	$137,687

Asset Retirement Obligations — In accordance with ASC Topic 410, Asset Retirement and Environmental Obligations, a liability and an asset are recorded equal to the present value of the estimated costs associated with the retirement of long-lived assets where a legal or contractual obligation exists.  The liability is accreted over time, and the asset is depreciated over its useful life.  Our asset retirement obligations under this standard relate to closure and post-closure costs for landfills.  Revisions to the liability could occur due to changes in the estimated costs or timing of closure or possible new federal or state regulations affecting the closure. The reduction in the liability for the six months ended June 30, 2014, was primarily the result of revisions to the estimated closure dates of the landfills due to lower than expected usage.

On June 30, 2014, and December 31, 2013, we had $0.8 million of restricted cash included in Intangibles and other assets in the accompanying condensed consolidated balance sheet related to an asset retirement obligation in the state of Michigan.  This cash deposit is required by the state and may only be used for the future closure of a landfill.

The following table presents an analysis related to our asset retirement obligations which are included in Other liabilities in the accompanying condensed consolidated balance sheets:

	Six Months Ended
	June 30,
(Dollars in thousands)	2014	2013
Asset retirement obligations, January 1	$13,194	$11,854
Accretion expense	337	415
Settlement of existing liabilities	(43)	(270)
Adjustment to existing liabilities	(3,485)	—
Asset retirement obligations	10,003	11,999
Less: Current portion	(443)	(823)
Non-current portion of asset retirement obligations, June 30	$9,560	$11,176

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

Property, Plant, and Equipment — Property, plant, and equipment is stated at cost, net of accumulated depreciation.  Interest is capitalized on projects meeting certain criteria and is included in the cost of the assets.  The capitalized interest is depreciated over the same useful lives as the related assets.  Expenditures for major repairs and improvements are capitalized, whereas normal repairs and maintenance are expensed as incurred.  Capital expenditures in our condensed consolidated statement of cash flows for the six months ended June 30, 2013 included $13.7 million received from governmental grants associated with a renewable energy project at our mill in Bucksport, Maine, which were used to offset our capital expenditures on the project.

For the three-month and six-month periods ended June 30, 2014, interest costs of $0.6 million and $1.2 million were capitalized, respectively. Interest costs of $0.3 million were capitalized for the three-month and six-month periods ended June 30, 2013.

Depreciation is computed using the straight-line method over the assets’ estimated useful lives.  Depreciation expense was $25.3 million and $50.8 million for the three-month and six-month periods ended June 30, 2014, respectively, compared to $26.1 million and $51.9 million for the three-month and six-month periods ended June 30, 2013, respectively.

Accumulated Other Comprehensive Income (Loss) — The following tables summarize the changes in Accumulated other comprehensive income (loss) by balance type for the six months ended June 30, 2014 and 2013:

(Dollars in thousands)	Defined Benefit Pension Items	Total
Accumulated other comprehensive loss as of December 31, 2013	$(11,435)	$(11,435)
Amounts reclassified from Accumulated other comprehensive income to Cost of products sold	424	424
Net decrease in other comprehensive loss	424	424
Accumulated other comprehensive loss, net of tax, as of June 30, 2014	$(11,011)	$(11,011)

(Dollars in thousands)	Losses on Derivative Financial Instruments	Defined Benefit Pension Items	Total
Accumulated other comprehensive loss as of December 31, 2012	$(335)	$(24,938)	$(25,273)
Amounts reclassified from Accumulated other comprehensive income to Cost of products sold	245	1,141	1,386
Net decrease in other comprehensive loss	245	1,141	1,386
Accumulated other comprehensive loss, net of tax, as of June 30, 2013	$(90)	$(23,797)	$(23,887)

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

On January 3, 2014, Verso Paper, Verso Merger Sub Inc., a Delaware corporation and an indirect, wholly owned subsidiary of Verso Paper, or “Merger Sub,” and NewPage Holdings Inc., a Delaware corporation, or “NewPage,” entered into an Agreement and Plan of Merger, or the “Merger Agreement,” pursuant to which Merger Sub will merge with and into NewPage on the terms and subject to the conditions set forth in the Merger Agreement, with NewPage surviving the merger as an indirect, wholly owned subsidiary of Verso. The consummation of the NewPage acquisition is subject to the satisfaction of certain conditions and is expected to close in the second half of 2014. Verso has incurred transaction and integration costs of $18.7 million related to the NewPage acquisition which are included in Other loss, net in the accompanying condensed consolidated statements of operations for the six months ended June 30, 2014.

On February 28, 2014, Verso Bucksport Power LLC, an indirect, wholly owned subsidiary of Verso Paper, purchased from Bucksport Energy LLC, for nominal consideration, its 72% undivided interest in the cogeneration power plant located at our Bucksport mill.  Following the transaction, Verso Paper owns, through two of our subsidiaries, the entire ownership interest in the cogeneration power plant. The acquisition was recorded as a step acquisition at the preliminary fair value of the cogeneration power plant in accordance with ASC 805, Business Combinations. The fair value of the cogeneration power plant is preliminary and is subject to further adjustments as additional information becomes available and as additional analyses are performed. Although management believes that the preliminary fair value is reasonable, there can be no assurance that finalization of the fair value determination will not result in material changes.

5.  INTANGIBLES AND OTHER ASSETS

Intangibles and other assets consist of the following:

	VERSO PAPER		VERSO HOLDINGS
	June 30,	December 31,	June 30,	December 31,
(Dollars in thousands)	2014	2013	2014	2013
Amortizable intangible assets:
Customer relationships, net of accumulated amortization of $8.5 million on June 30, 2014, and $8.2 million on December 31, 2013	$4,820	$5,120	$4,820	$5,120
Patents, net of accumulated amortization of $0.9 million on June 30, 2014, and on December 31, 2013	239	296	239	296
Total amortizable intangible assets	5,059	5,416	5,059	5,416
Unamortizable intangible assets:
Trademarks	16,180	16,180	16,180	16,180
Other assets:
Financing costs, net of accumulated amortization of $16.4 million on June 30, 2014, and $13.6 million on December 31, 2013	25,970	28,761	25,970	28,761
Deferred major repair	11,435	16,218	11,435	16,218
Replacement parts, net	3,148	3,465	3,148	3,465
Loan to affiliate	—	—	23,305	23,305
Restricted cash	2,422	4,946	2,422	4,946
Other	11,981	6,469	11,981	6,469
Total other assets	54,956	59,859	78,261	83,164
Intangibles and other assets	$76,195	$81,455	$99,500	$104,760

Amortization expense of intangibles was $0.2 million and $0.4 million for each of the three-month and six-month periods ended June 30, 2014 and 2013, respectively.

The estimated future amortization expense for intangible assets over the next five years is as follows:

(Dollars in thousands)
2014	$357
2015	615
2016	567
2017	400
2018	300

6.  DEBT

A summary of debt is as follows:

		June 30, 2014			December 31, 2013
	Original	Interest		Fair		Fair
(Dollars in thousands)	Maturity	Rate	Balance	Value	Balance	Value
Verso Paper Holdings LLC
Verso Androscoggin Power LLC Revolving Credit Facility	5/5/2015	5.25%	$20,000	$20,000	$—	$—
Revolving Credit Facilities	5/4/2017	2.51%	67,500	67,500	—	—
11.75% Senior Secured Notes (1)	1/15/2019	11.75%	425,377	440,866	426,076	448,341
11.75% Secured Notes	1/15/2019	11.75%	271,573	244,416	271,573	206,629
8.75% Second Priority Senior Secured Notes (2)	2/1/2019	8.75%	395,097	195,624	395,018	130,363
Second Priority Senior Secured Floating Rate Notes	8/1/2014	3.98%	13,310	9,084	13,310	7,986
11.38% Senior Subordinated Notes	8/1/2016	11.38%	142,500	68,400	142,500	64,125
Chase NMTC Verso Investment Fund LLC
Loan from Verso Paper Finance Holdings LLC	12/29/2040	6.50%	23,305	23,305	23,305	23,305
Total debt for Verso Paper Holdings LLC			$1,358,662	$1,069,195	$1,271,782	$880,749
Verso Paper Finance Holdings LLC
Loan from Verso Paper Holdings LLC	12/29/2040	6.50%	23,305	23,305	23,305	23,305
Less current maturities of long-term debt			(33,310)	(29,084)	(13,310)	(7,986)
Less loans from affiliates			(46,610)	(46,610)	(46,610)	(46,610)
Total long-term debt for Verso Paper Corp.			$1,302,047	$1,016,806	$1,235,167	$849,458

(1)	Par value of $417,882 on June 30, 2014 and December 31, 2013.

(2)	Par value of $396,000 on June 30, 2014 and December 31, 2013.

We determine the fair value of our long-term debt based on market information and a review of prices and terms available for similar obligations.  Our debt is classified as Level 2 within the fair value hierarchy (see also Note 9).

Amounts included in interest expense related to long-term debt and amounts of cash interest payments on long-term debt are as follows:

	VERSO PAPER
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2014	2013	2014	2013
Interest expense	$34,025	$33,402	$67,677	$66,733
Cash interest paid	839	440	67,110	62,936
Debt issuance cost amortization(1)	2,301	1,317	3,695	2,689
	VERSO HOLDINGS
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2014	2013	2014	2013
Interest expense	$34,404	$33,781	$68,435	$66,921
Cash interest paid	1,218	818	67,868	63,541
Debt issuance cost amortization(1)	2,301	1,317	3,695	2,659
(1) Amortization of debt issuance cost is included in interest expense.

Revolving Credit Facilities.  Verso Holdings’ $150.0 million asset-based loan facility, or “ABL Facility,” had $67.5 million outstanding, $39.9 million in letters of credit issued, and $25.4 million available for future borrowing as of June 30, 2014.  Verso Holdings’ $50.0 million cash-flow facility, or “Cash Flow Facility,” had no outstanding balance, no letters of credit issued, and $50.0 million available for future borrowing as of June 30, 2014.  The indebtedness under the revolving credit facilities bears interest at a floating rate based on a margin over a base rate or eurocurrency rate.  As of June 30, 2014, the weighted-average interest rate on outstanding advances was 2.51%.  Verso Holdings is required to pay a commitment fee to the lenders in respect of the unutilized commitments under the revolving credit facilities and other customary fees.  The indebtedness under the ABL Facility and related guarantees are secured by first-priority security interests, subject to permitted liens, in substantially all of Verso Holdings’, Verso Finance’s, and the subsidiary guarantors’ inventory and accounts receivable, or “ABL Priority Collateral,” and second-priority security interests, subject to permitted liens, in substantially all of their other assets, or “Notes Priority Collateral.”  The indebtedness under the Cash Flow Facility and related guarantees are secured, pari passu with the 11.75% Senior Secured Notes due 2019 and related guarantees, by first-priority security interests in the Notes Priority Collateral and second-priority security interests in the ABL Priority Collateral.  The revolving credit facilities will mature on May 4, 2017, unless, on any of the dates that is 91 days prior to the scheduled maturity of the 11.38% Senior Subordinated Notes, an aggregate principal amount in excess of $100.0 million of indebtedness under such existing subordinated notes is outstanding, in which case the revolving credit facilities will mature on such earlier date. On January 3, 2014, Verso Holdings entered into certain amendments to the revolving credit facilities in connection with the NewPage acquisition, in which (a) the lenders under each of our revolving credit facilities consented to the NewPage acquisition and the other transactions contemplated by the Merger Agreement, including the incurrence of certain additional indebtedness, (b) the lenders consented to amendments to allow the sale and/or financing of certain non-core assets and (c) the parties agreed to amend our revolving credit facilities to allow for certain other transactions upon the consummation of the NewPage acquisition and the other transactions contemplated by the Merger Agreement.

Verso Androscoggin Power LLC Revolving Credit Facility. On May 5, 2014, acting through a wholly owned subsidiary, Verso Androscoggin Power LLC, or “VAP,” Verso Holdings entered into a credit agreement providing for a $40.0 million revolving credit facility with Barclays Bank PLC and Credit Suisse AG, Cayman Islands Branch. As of June 30, 2014 the revolving credit facility had a $20.0 million outstanding balance, and $20.0 million available for future borrowing. Borrowings under the credit facility bear interest at a rate equal to an applicable margin plus, at the option of VAP, either (a) a base rate determined by reference to the highest of the U.S. federal funds rate plus 0.5%, the prime rate of the administrative agent, and the adjusted LIBOR for a one-month interest period plus 1.00%, or (b) a eurocurrency rate, or “LIBOR,” determined by reference to the cost of funds for eurocurrency deposits in dollars in the London interbank market for the interest period relevant to such borrowing adjusted for certain additional costs. As of June 30, 2014, the applicable margin for advances under the credit facility is 2.00% for base rate advances and 3.00% for LIBOR advances. On and after November 5, 2014, the applicable margin for advances under the credit facility will be 3.00% for base rate advances and 4.00% for LIBOR advances. As of June 30, 2014, the weighted-average interest rate on outstanding advances was 5.25%. The credit facility will mature on the earliest to occur of (a) May 5, 2015, (b) the date that is 30 days after the consummation of our pending acquisition of NewPage, and (c) the date that is 60 days after the termination of the Merger Agreement or the abandonment of the NewPage acquisition; however, upon written notice by VAP to the administrative agent, VAP may request that the commitments under the credit facility be converted to extend the maturity date. The indebtedness under the credit facility is secured by substantially all of VAP’s assets, which consist principally of four hydroelectric facilities associated with our Androscoggin mill and related electricity transmission equipment. Verso Maine Power Holdings LLC, VAP’s sole member, guarantees the payment of the debt outstanding under the credit facility, and its guaranty is secured by a pledge of its equity interest in VAP. Debt issuance costs of approximately $2.7 million were deferred and will be amortized over the life of the facility.

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

In 2013, Verso Holdings issued $72.9 million aggregate principal amount of its 11.75% Senior Secured Notes due 2019 to certain lenders holding approximately $85.8 million aggregate principal amount of Verso Finance’s Senior Unsecured Term Loans, and net accrued interest through the closing date, at an exchange rate of 85%, in exchange for the assignment to Verso Finance of its Senior Unsecured Term Loans and the cancellation of such loans. There are no longer any outstanding Senior Unsecured Term Loans. In accordance with ASC Topic 470-60, the notes were recorded at the Unsecured Term Loans value exchanged and the amount in excess of par will be amortized over the life of the notes. Debt issuance costs of $2.7 million were expensed as incurred and are recorded in Other loss, net on the accompanying condensed consolidated statements of operations. The exchange and funding of the principal and interest payments on the Senior Unsecured Term Loans are recorded as a Return of capital on Verso Holdings’ statement of member's equity and the exchange of $85.8 million represents a non-cash financing activity on Verso Holding's statement of cash flows.

On July 2, 2014, in accordance with the terms of the Merger Agreement, Verso Holdings and its direct, wholly owned subsidiary, Verso Paper Inc., or collectively the “Issuers,” commenced (i) an offer to exchange the Issuers’ new Second Priority Adjustable Senior Secured Notes, or “New Second Lien Notes,” and warrants issued by Verso Paper that will be mandatorily convertible on a one-for-one basis into shares of Verso Paper’s common stock immediately prior to the NewPage acquisition, or “Warrants,” for any and all of the Issuers’ outstanding 8.75% Second Priority Senior Secured Notes due 2019, or “Old Second Lien Notes” (we refer to this exchange offer as the “Second Lien Notes Exchange Offer”), and (ii) an offer to exchange the Issuers’ new Adjustable Senior Subordinated Notes, or “New Subordinated Notes,” and Warrants for any and all of the Issuers’ outstanding 11.38% Senior Subordinated Notes due 2016, or “Old Subordinated Notes” (we refer to this exchange offer as the “Subordinated Notes Exchange Offer”). On August 1, 2014, approximately $299.4 million aggregate principal amount of Old Second Lien Notes were tendered and accepted in exchange for a like amount of New Second Lien Notes and approximately 9.3 million Warrants in the Second Lien Notes Exchange Offer, and approximately $102.0 million aggregate principal amount of Old Subordinated Notes were tendered and accepted in exchange for a like amount of New Subordinated Notes and approximately 5.4 million Warrants in the Subordinated Notes Exchange Offer. In connection with the Second Lien Notes Exchange Offer and the Subordinated Notes Exchange Offer, the Issuers solicited and received consents to amend the Old Second Lien Notes, the Old Subordinated Notes, and the indentures governing such notes, in order to (i) eliminate or waive substantially all of the restrictive covenants contained in the indentures governing such notes, (ii) eliminate certain events of default, (iii) modify covenants regarding mergers and consolidations, and (iv) modify or eliminate certain other provisions, including, in some cases, certain provisions relating to defeasance, contained in such indentures and such notes. In addition, the Issuers solicited and received consents to release the liens and security interests in the collateral securing the Old Second Lien Notes. We refer to the Second Lien Notes Exchange Offer, the Subordinated Notes Exchange Offer, and the transactions in connection therewith collectively as the “Exchange Offers.”
As of June 30, 2014, we were in compliance with the covenants in our debt agreements.

7.  RETIREMENT PLANS

We maintain defined benefit pension plans that provide retirement benefits for certain current hourly employees at the Androscoggin and Bucksport mills, and former hourly employees of the Sartell mill. The pension plans provide defined benefits based on years of credited service times a specified flat dollar benefit rate.

The following table summarizes the components of net periodic benefit cost for the three-month and six-month periods ended June 30, 2014 and 2013:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2014	2013	2014	2013
Components of net periodic benefit cost:
Service cost	$1,437	$1,654	$2,874	3,307
Interest cost	920	788	1,840	1,558
Expected return on plan assets	(904)	(826)	(1,809)	(1,652)
Amortization of prior service cost	163	163	326	326
Amortization of actuarial loss	48	405	98	815
Net periodic benefit cost	$1,664	$2,184	$3,329	$4,354

The estimated net actuarial loss and prior service cost that are amortized from Accumulated other comprehensive loss and into net periodic pension cost are classified into Cost of products sold on our accompanying condensed consolidated statement of operations.

We make contributions that are sufficient to fully fund our actuarially determined costs, generally equal to the minimum amounts required by the Employee Retirement Income Security Act, or “ERISA.”  For the three-month and six-month periods ended June 30, 2014, we made contributions to the pension plans of approximately $1.7 million. In the remainder of 2014, we expect to make cash contributions of approximately $6.2 million to the pension plans. We made no contributions to the pension plans for the three-month and six-month periods ended June 30, 2013.

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

The following table presents information about the volume and fair value amounts of our derivative instruments:

	June 30, 2014		December 31, 2013
		Fair Value Assets/(Liabilities)		Fair Value Assets/(Liabilities)
(Dollars in thousands)	MMBTUs		MMBTUs
Derivative contracts not currently designated as hedging instruments:
Fixed price energy swaps:
Notional amount	4,499,286		6,652,070
Prepaid expenses and other assets		$2,994		$15,505
Accrued liabilities		(3,247)		(4,959)

The following tables present information about the effect of our derivative instruments on Accumulated other comprehensive loss and the consolidated statements of operations:

	Loss Reclassified from Accumulated OCI		Loss Recognized on Derivatives
	Three Months Ended June 30,
(Dollars in thousands)	2014	2013	2014	2013
Derivative contracts not currently designated as hedging instruments:
Fixed price energy swaps	$—	$(101)	$(134)	$(3,771)

	Loss Reclassified from Accumulated OCI		Gain (Loss) Recognized on Derivatives
	Six Months Ended June 30,
(Dollars in thousands)	2014	2013	2014	2013
Derivative contracts not currently designated as hedging instruments:
Fixed price energy swaps	$—	$(245)	$12,368	$(1,618)
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

▪ Level 3:	Unobservable inputs reflecting management's own assumption about the inputs used in pricing the asset or liability at the measurement date.

The following table summarizes the balances of assets and liabilities measured at fair value on a recurring basis:

(Dollars in thousands)	Total	Level 1	Level 2	Level 3
June 30, 2014
Assets:
Deferred compensation assets	$3,555	$3,555	$—	$—
Commodity swaps	2,994	—	2,994	—
Liabilities:
Commodity swaps	$3,247	$—	$3,247	$—
December 31, 2013
Assets:
Commodity swaps	$15,505	$—	$15,505	$—
Deferred compensation assets	3,495	3,495	—	—
Liabilities:
Commodity swaps	$4,959	$—	$4,959	$—
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

Verso Quinnesec Renewable Energy Project — On December 29, 2010, Verso Quinnesec REP LLC, an indirect, wholly-owned subsidiary of Verso Holdings, entered into a financing transaction with Chase NMTC Verso Investment Fund, LLC, or the “Investment Fund,” a consolidated variable interest entity (see Note 12 – New Market Tax Credit Entities).  Under this arrangement, Verso Holdings loaned $23.3 million to Verso Finance at an interest rate of 6.5% per year and with a maturity of December 29, 2040, and Verso Finance, in turn, loaned the funds on similar terms to the Investment Fund.  The Investment Fund then contributed the loan proceeds to certain community development entities, which, in turn, loaned the funds on similar terms to Verso Quinnesec REP LLC as partial financing for the renewable energy project at our mill in Quinnesec, Michigan.  As of both June 30, 2014, and December 31, 2013, Verso Holdings had a $23.3 million long-term receivable due from Verso Finance, representing these funds and accrued interest receivable of $0.1 million, while the Investment Fund had an outstanding loan of $23.3 million due to Verso Finance and accrued interest payable of $0.1 million.  In addition, for both the three-month and six-month periods ended June 30, 2014 and 2013, Verso Holdings recognized interest income from Verso Finance of $0.4 million and $0.8 million, respectively and the Investment Fund recognized interest expense to Verso Finance of $0.4 million and $0.8 million, respectively.

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

	Three Months Ended	Six Months Ended
	June 30,	June 30,
(Dollars in thousands)	2013	2013	Cumulative Incurred
Property and equipment	$—	$—	$73,589
Severance and benefit costs	12	651	35,065
Write-off of spare parts and inventory	—	—	9,212
Trademark impairment	—	—	3,693
Write-off of purchase obligations and commitments	—	(594)	1,826
Other miscellaneous costs	154	1,125	4,861
Total restructuring costs	$166	$1,182	$128,246

There were no restructuring costs incurred during the three-month and six-month periods ended June 30, 2014, and there was no remaining restructuring reserve liability as of June 30, 2014.

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

The following table summarizes the impact of the VIE consolidated by Verso Holdings as of June 30, 2014, and December 31, 2013:

	VERSO PAPER		VERSO HOLDINGS
	June 30,	December 31,	June 30,	December 31,
(Dollars in thousands)	2014	2013	2014	2013
Current assets	$14	$15	$14	$15
Non-current assets	86	85	23,390	23,390
Total assets	$100	$100	$23,404	$23,405
Current liabilities	15	15	141	141
Long-term debt	—	—	23,305	23,305
Other non-current liabilities	7,923	7,923	7,923	7,923
Total liabilities	$7,938	$7,938	$31,369	$31,369
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

The following table summarizes the industry segment data for the three-month and six-month periods ended June 30, 2014 and 2013:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2014	2013	2014	2013
Net sales
Coated papers	$225,454	$253,037	$443,716	$503,553
Hardwood market pulp	45,829	38,150	82,049	75,379
Other	49,633	39,198	94,264	84,673
Total	$320,916	$330,385	$620,029	$663,605
Operating income (loss)
Coated papers	$(5,034)	$(10,344)	$(49,135)	$(14,298)
Hardwood market pulp	7,730	3,898	11,659	6,596
Other	(669)	(2,024)	(7,036)	(1,914)
Total	$2,027	$(8,470)	$(44,512)	$(9,616)
Depreciation, amortization, and depletion
Coated papers	$18,078	$19,900	$36,918	$39,123
Hardwood market pulp	4,581	4,356	8,987	8,838
Other	2,799	2,051	5,236	4,326
Total	$25,458	$26,307	$51,141	$52,287
Capital spending
Coated papers	$8,865	$18,067	$22,164	$12,070
Hardwood market pulp	1,525	437	4,486	703
Other	123	750	329	1,020
Total	$10,513	$19,254	$26,979	$13,793

15. CONDENSED CONSOLIDATING FINANCIAL INFORMATION

Presented below are Verso Holdings’ consolidating balance sheets, statements of operations and comprehensive income, and statements of cash flows, as required by Rule 3-10 of Regulation S-X of the Securities Exchange Act of 1934, as amended.  The consolidating financial statements have been prepared from Verso Holdings’ financial information on the same basis of accounting as the consolidated financial statements.  Investments in our subsidiaries are accounted for under the equity method.  Accordingly, the entries necessary to consolidate Verso Holdings’ subsidiaries that guaranteed the obligations under the debt securities described below are reflected in the Eliminations column.

Verso Holdings, or the “Parent Issuer,” and its direct, 100% owned subsidiary, Verso Paper Inc., or the “Subsidiary Issuer,” are the issuers of the 11.75% Senior Secured Notes due 2019, the 11.75% Secured Notes due 2019, the 8.75% Second Priority Senior Secured Notes due 2019, the Second Priority Senior Secured Floating Rate Notes due 2014, and the 11.38% Senior Subordinated Notes due 2016, or collectively, the “Notes.”  In accordance with ASU 2013-04 related to joint and several liability arrangements, the Notes have been recorded by the Parent Issuer as it is the intent of the issuers for the Parent Issuer to settle the obligation. The Notes are jointly and severally guaranteed on a full and unconditional basis by the Parent Issuer’s direct and indirect, 100% owned subsidiaries, excluding the Subsidiary Issuer, Bucksport Leasing LLC, Verso Quinnesec REP LLC, Verso Bucksport Power LLC, and Verso Androscoggin Power LLC, or collectively, the “Guarantor Subsidiaries.”  Chase NMTC Verso Investment Fund, LLC, a consolidated VIE of Verso Holdings, is a “Non-Guarantor Affiliate.”

Verso Paper Holdings LLC
Condensed Consolidating Balance Sheet
June 30, 2014

	Parent	Subsidiary	Guarantor	Non- Guarantor	Non- Guarantor
(Dollars in thousands)	Issuer	Issuer	Subsidiaries	Subsidiaries	Affiliate	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$—	$—	$6,953	$5	$10	$—	$6,968
Accounts receivable, net	—	—	94,036	—	—	—	94,036
Inventories	—	—	144,282	—	—	—	144,282
Prepaid expenses and other assets	—	—	9,402	3,308	4	—	12,714
Current assets	—	—	254,673	3,313	14	—	258,000
Property, plant, and equipment, net	—	—	679,563	23,760	—	(288)	703,035
Intercompany/affiliate receivable	1,399,361	—	2,351	16,847	31,153	(1,449,712)	—
Intangibles and other assets, net(1)	—	—	97,289	2,125	86	—	99,500
Total assets	$1,399,361	$—	$1,033,876	$46,045	$31,253	$(1,450,000)	$1,060,535
LIABILITIES AND MEMBER'S EQUITY
Accounts payable	$—	$—	$80,006	$831	$15	$—	$80,852
Accrued liabilities	58,782	—	56,923	37	126	—	115,868
Current maturities of long-term debt	13,310	—	—	20,000	—	—	33,310
Current liabilities	72,092	—	136,929	20,868	141	—	230,030
Intercompany/affiliate payable	—	—	1,416,208	33,504	—	(1,449,712)	—
Investment in subsidiaries	568,465	—	12,745	—	—	(581,210)	—
Long-term debt(2)	1,302,047	—	—	—	23,305	—	1,325,352
Other liabilities	—	—	40,472	—	8,115	(191)	48,396
Member's (deficit) equity	(543,243)	—	(572,478)	(8,327)	(308)	581,113	(543,243)
Total liabilities and equity	$1,399,361	$—	$1,033,876	$46,045	$31,253	$(1,450,000)	$1,060,535

(1)	Intangibles and other assets, net of Guarantor Subsidiaries include $23.3 million of a long-term note receivable from Verso Finance.

(2)	Long-term debt of Non-Guarantor Affiliate is payable to Verso Finance.

Verso Paper Holdings LLC
Condensed Consolidating Balance Sheet
December 31, 2013

	Parent	Subsidiary	Guarantor	Non- Guarantor	Non- Guarantor
(Dollars in thousands)	Issuer	Issuer	Subsidiaries	Subsidiaries	Affiliate	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$—	$—	$11,230	$—	$10	$—	$11,240
Accounts receivable, net	—	—	104,624	—	—	—	104,624
Inventories	—	—	137,687	—	—	—	137,687
Assets held for sale	—	—	50	—	—	—	50
Prepaid expenses and other assets	—	—	20,616	—	5	—	20,621
Current assets	—	—	274,207	—	15	—	274,222
Property, plant, and equipment, net	—	—	724,063	19,171	—	(288)	742,946
Intercompany/affiliate receivable	1,335,323	—	1,393	—	31,153	(1,367,869)	—
Intangibles and other assets, net(1)	—	—	103,424	1,251	85	—	104,760
Total assets	$1,335,323	$—	$1,103,087	$20,422	$31,253	$(1,368,157)	$1,121,928
LIABILITIES AND MEMBER'S EQUITY
Accounts payable	$—	$—	$88,397	$—	$15	$—	$88,412
Accrued liabilities	58,847	—	63,462	—	126	—	122,435
Current maturities of long-term debt	13,310	—	—	—	—	—	13,310
Current liabilities	72,157	—	151,859	—	141	—	224,157
Intercompany/affiliate payable	—	—	1,335,323	32,546	—	(1,367,869)	—
Investment in subsidiaries(3)	439,125	—	12,124	—	—	(451,249)	—
Long-term debt(2)	1,235,167	—	—	—	23,305	—	1,258,472
Other liabilities	—	—	42,502	—	8,087	(164)	50,425
Member's (deficit) equity	(411,126)	—	(438,721)	(12,124)	(280)	451,125	(411,126)
Total liabilities and equity	$1,335,323	$—	$1,103,087	$20,422	$31,253	$(1,368,157)	$1,121,928

(1)	Intangibles and other assets, net of Guarantor Subsidiaries include $23.3 million of a long-term note receivable from Verso Finance.

(2)	Long-term debt of Non-Guarantor Affiliate is payable to Verso Finance.

(3)	Investment in subsidiaries has been corrected to reflect presentation as a liability in conformity with current year presentation.

Verso Paper Holdings LLC
Condensed Consolidating Statements of Operations and Comprehensive Income
Three Months Ended June 30, 2014

	Parent	Subsidiary	Guarantor	Non- Guarantor	Non- Guarantor
(Dollars in thousands)	Issuer	Issuer	Subsidiaries	Subsidiaries	Affiliate	Eliminations	Consolidated
Net sales	$—	$—	$320,916	$749	$—	$(749)	$320,916
Cost of products sold (exclusive of depreciation, amortization, and depletion)	—	—	276,082	287	—	(749)	275,620
Depreciation, amortization, and depletion	—	—	25,105	353	13	(13)	25,458
Selling, general, and administrative expenses	—	—	18,158	(355)	8	—	17,811
Interest income	(35,325)	—	(379)	—	(386)	35,711	(379)
Interest expense	35,325	—	34,677	1,385	378	(35,711)	36,054
Other loss, net	—	—	9,182	—	—	—	9,182
Equity in net loss of subsidiaries	(42,830)	—	—	—	—	42,830	—
Net loss	$(42,830)	$—	$(41,909)	$(921)	$(13)	$42,843	$(42,830)
Other comprehensive income	211	—	211	—	—	(211)	211
Comprehensive loss	$(42,619)	$—	$(41,698)	$(921)	$(13)	$42,632	$(42,619)

Verso Paper Holdings LLC
Condensed Consolidating Statements of Operations and Comprehensive Income
Six Months Ended June 30, 2014

	Parent	Subsidiary	Guarantor	Non- Guarantor	Non- Guarantor
(Dollars in thousands)	Issuer	Issuer	Subsidiaries	Subsidiaries	Affiliate	Eliminations	Consolidated
Net sales	$—	$—	$620,029	$749	$—	$(749)	$620,029
Cost of products sold (exclusive of depreciation, amortization, and depletion)	—	—	578,459	287	—	(749)	577,997
Depreciation, amortization, and depletion	—	—	50,520	621	27	(27)	51,141
Selling, general, and administrative expenses	—	—	36,081	(694)	16	—	35,403
Interest income	(70,354)	—	(758)	—	(773)	71,127	(758)
Interest expense	70,354	—	69,147	1,779	757	(71,127)	70,910
Other loss, net	—	—	18,767	—	—	—	18,767
Equity in net loss of subsidiaries	(133,431)	—	—	—	—	133,431	—
Net loss	$(133,431)	$—	$(132,187)	$(1,244)	$(27)	$133,458	$(133,431)
Other comprehensive income	424	—	424	—	—	(424)	424
Comprehensive loss	$(133,007)	$—	$(131,763)	$(1,244)	$(27)	$133,034	$(133,007)

Verso Paper Holdings LLC
Condensed Consolidating Statements of Operations and Comprehensive Income
Three Months Ended June 30, 2013

	Parent	Subsidiary	Guarantor	Non- Guarantor	Non- Guarantor
(Dollars in thousands)	Issuer	Issuer	Subsidiaries	Subsidiary	Affiliate	Eliminations	Consolidated
Net sales	$—	$—	$330,385	$—	$—	$—	$330,385
Cost of products sold (exclusive of depreciation, amortization, and depletion)	—	—	293,888	—	—	—	293,888
Depreciation, amortization, and depletion	—	—	26,039	268	14	(14)	26,307
Selling, general, and administrative expenses	—	—	19,605	(433)	8	—	19,180
Restructuring charges	—	—	166	—	—	—	166
Other operating income	—	—	(686)	—	—	—	(686)
Interest income	(34,707)	—	(384)	—	(386)	35,093	(384)
Interest expense	34,707	—	34,434	393	378	(35,093)	34,819
Other loss, net	134	—	—	—	—	—	134
Equity in net loss of subsidiaries	(42,905)	—	—	—	—	42,905	—
Net loss	$(43,039)	$—	$(42,677)	$(228)	$(14)	$42,919	$(43,039)
Other comprehensive income	669	—	669	—	—	(669)	669
Comprehensive loss	$(42,370)	$—	$(42,008)	$(228)	$(14)	$42,250	$(42,370)

Verso Paper Holdings LLC
Condensed Consolidating Statements of Operations and Comprehensive Income
Six Months Ended June 30, 2013

	Parent	Subsidiary	Guarantor	Non- Guarantor	Non- Guarantor
(Dollars in thousands)	Issuer	Issuer	Subsidiaries	Subsidiary	Affiliate	Eliminations	Consolidated
Net sales	$—	$—	$663,605	$—	$—	$—	$663,605
Cost of products sold (exclusive of depreciation, amortization, and depletion)	—	—	585,747	—	—	—	585,747
Depreciation, amortization, and depletion	—	—	51,750	537	28	(28)	52,287
Selling, general, and administrative expenses	—	—	38,801	(841)	16	—	37,976
Restructuring charges	—	—	1,182	—	—	—	1,182
Other operating income	—	—	(3,971)	—	—	—	(3,971)
Interest income	(68,785)	—	(772)	—	(773)	69,558	(772)
Interest expense	68,785	—	68,487	787	757	(69,558)	69,258
Other loss, net	2,706	—	—	—	—	—	2,706
Equity in net loss of subsidiaries	(78,102)	—	—	—	—	78,102	—
Net loss	$(80,808)	$—	$(77,619)	$(483)	$(28)	$78,130	$(80,808)
Other comprehensive income	1,386	—	1,386	—	—	(1,386)	1,386
Comprehensive loss	$(79,422)	$—	$(76,233)	$(483)	$(28)	$76,744	$(79,422)

Verso Paper Holdings LLC
Condensed Consolidating Statements of Cash Flows
Six Months Ended June 30, 2014

				Non-	Non-
	Parent	Subsidiary	Guarantor	Guarantor	Guarantor
(Dollars in thousands)	Issuer	Issuer	Subsidiaries	Subsidiary	Affiliate	Eliminations	Consolidated
Net cash used in operating activities	$—	$—	$(69,229)	$734	$—	$—	$(68,495)
Cash flows from investing activities:
Proceeds from sale of assets	—	—	317	—	—	—	317
Transfers from restricted cash	—	—	2,462	(1,438)	—	—	1,024
Capital expenditures	—	—	(26,979)	—	—	—	(26,979)
Other investing activities	—	—	5,020	—	—	—	5,020
Advances to subsidiaries	(184,669)	—	—	—	—	184,669	—
Payments from subsidiaries	117,116	—	—	—	—	(117,116)	—
Net cash used in investing activities	(67,553)	—	(19,180)	(1,438)	—	67,553	(20,618)
Cash flows from financing activities:
Borrowings on revolving credit facilities	168,000	—	—	20,000	—	—	188,000
Payments on revolving credit facilities	(100,500)	—	—	—	—	—	(100,500)
Contribution from Verso Paper	90	—	—	—	—	—	90
Cash distributions	(37)	—	—	—	—	—	(37)
Return of capital to Parent Issuer	—	—	—	(167)	—	167	—
Debt issuance costs	—	—	—	(2,712)	—	—	(2,712)
Advances from parent	—	—	184,669	—	—	(184,669)	—
Payments to parent	—	—	(100,537)	(16,412)	—	116,949	—
Net cash provided by financing activities	67,553	—	84,132	709	—	(67,553)	84,841
Change in cash and cash equivalents	—	—	(4,277)	5	—	—	(4,272)
Cash and cash equivalents at beginning of period	—	—	11,230	—	10	—	11,240
Cash and cash equivalents at end of period	$—	$—	$6,953	$5	$10	$—	$6,968

Verso Paper Holdings LLC
Condensed Consolidating Statements of Cash Flows
Six Months Ended June 30, 2013

				Non-	Non-
	Parent	Subsidiary	Guarantor	Guarantor	Guarantor
(Dollars in thousands)	Issuer	Issuer	Subsidiaries	Subsidiary	Affiliate	Eliminations	Consolidated
Net cash used in operating activities	$—	$—	$(63,827)	$51	$(7)	$—	$(63,783)
Cash flows from investing activities:
Proceeds from sale of assets	—	—	28,341	—	—	—	28,341
Transfers to restricted cash	—	—	(590)	(51)	—	—	(641)
Capital expenditures	—	—	(13,793)	—	—	—	(13,793)
Return of capital to Parent Issuer	8,653	—	—	—	—	(8,653)	—
Advances to subsidiaries	(62,500)	—	—	—	—	62,500	—
Payments from subsidiaries	55,353	—	—	—	—	(55,353)	—
Net cash provided by investing activities	1,506	—	13,958	(51)	—	(1,506)	13,907
Cash flows from financing activities:
Borrowings on revolving credit facilities	62,500	—	—	—	—	—	62,500
Payments on revolving credit facilities	(55,000)	—	—	—	—	—	(55,000)
Debt issuance costs	(220)	—	—	—	—	—	(220)
Return of capital to Verso Paper	(8,653)	—	—	—	—	—	(8,653)
Cash distributions	(133)	—	—	—	—	—	(133)
Return of capital to Parent Issuer	—	—	(8,653)	—	—	8,653	—
Advances from parent	—	—	62,500	—	—	(62,500)	—
Payments to parent	—	—	(55,353)	—	—	55,353	—
Net cash (used in) provided by financing activities	(1,506)	—	(1,506)	—	—	1,506	(1,506)
Change in cash and cash equivalents	—	—	(51,375)	—	(7)	—	(51,382)
Cash and cash equivalents at beginning of period	—	—	61,453	—	17	—	61,470
Cash and cash equivalents at end of period	$—	$—	$10,078	$—	$10	$—	$10,088
Advances to and payments from subsidiaries amounts have been corrected to be presented in investing activities in conformity with current year presentation.

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

Financial Summary

Our net sales for the second quarter of 2014 decreased $9.5 million, or 2.9%, compared to the second quarter of 2013, reflecting a 4.2% decrease in average sales price per ton and a 1.4% increase in total sales volume. Prices for our pulp segment were higher while coated and other segment prices declined. Continued declines in the coated paper market were offset by operational and input price improvements.

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

On August 1, 2014, in accordance with the terms of the Merger Agreement, Verso Holdings and its direct, wholly owned subsidiary, Verso Paper Inc., or collectively the “Issuers,” consummated (i) an offer to exchange the Issuers’ new Second Priority Adjustable Senior Secured Notes, or “New Second Lien Notes,” and warrants issued by Verso Paper that will be mandatorily convertible on a one-for-one basis into shares of Verso Paper common stock immediately prior to the NewPage acquisition, or “Warrants,” for any and all of the Issuers’ outstanding 8.75% Second Priority Senior Secured Notes due 2019, or “Old Second Lien Notes” (we refer to this exchange offer as the “Second Lien Notes Exchange Offer”), and (ii) an offer to exchange the Issuers’ new Adjustable Senior Subordinated Notes, or “New Subordinated Notes,” and Warrants for any and all of the Issuers’ outstanding 11.38% Senior Subordinated Notes due 2016, or “Old Subordinated Notes” (we refer to this exchange offer as the “Subordinated Notes Exchange Offer”). We refer to the Second Lien Notes Exchange Offer, the Subordinated Notes Exchange Offer, and the transactions in connection therewith collectively as the “Exchange Offers.”

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

VERSO PAPER CORP.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2014	2013	2014	2013
Net sales	$320,916	$330,385	$620,029	$663,605
Costs and expenses:
Cost of products sold - (exclusive of depreciation, amortization, and depletion)	275,620	293,888	577,997	585,747
Depreciation, amortization, and depletion	25,458	26,307	51,141	52,287
Selling, general, and administrative expenses	17,811	19,180	35,403	37,976
Restructuring charges	—	166	—	1,182
Total operating expenses	318,889	339,541	664,541	677,192
Other operating income	—	(686)	—	(3,971)
Operating income (loss)	2,027	(8,470)	(44,512)	(9,616)
Interest income	(1)	(5)	(1)	(14)
Interest expense	35,675	34,440	70,152	69,100
Other loss, net	9,182	134	18,767	2,706
Loss before income taxes	(42,829)	(43,039)	(133,430)	(81,408)
Income tax expense	10	—	19	9
Net loss	$(42,839)	$(43,039)	$(133,449)	$(81,417)

VERSO PAPER HOLDINGS LLC

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2014	2013	2014	2013
Net sales	$320,916	$330,385	$620,029	$663,605
Costs and expenses:
Cost of products sold - (exclusive of depreciation, amortization, and depletion)	275,620	293,888	577,997	585,747
Depreciation, amortization, and depletion	25,458	26,307	51,141	52,287
Selling, general, and administrative expenses	17,811	19,180	35,403	37,976
Restructuring charges	—	166	—	1,182
Total operating expenses	318,889	339,541	664,541	677,192
Other operating income	—	(686)	—	(3,971)
Operating income (loss)	2,027	(8,470)	(44,512)	(9,616)
Interest income	(379)	(384)	(758)	(772)
Interest expense	36,054	34,819	70,910	69,258
Other loss, net	9,182	134	18,767	2,706
Net loss	$(42,830)	$(43,039)	$(133,431)	$(80,808)

Second Quarter of 2014 Compared to Second Quarter of 2013

Net Sales.  Net sales for the second quarter of 2014 decreased 2.9% to $320.9 million from $330.4 million in the second quarter of 2013, reflecting a 4.2% decrease in average sales price per ton and a 1.4% increase in total sales volume.

Net sales for our coated papers segment decreased 10.9% in the second quarter of 2014 to $225.4 million from $253.1 million for the same period in 2013, due to a 6.0% decrease in paper sales volume and a 5.2% decline in average sales price per ton. The declines in sales volume and price were driven by declining demand for coated papers.

Net sales for our market pulp segment increased 20.1% in the second quarter of 2014 to $45.8 million from $38.2 million for the same period in 2013.  Sales volume increased 16.1% due to additional sales of excess pulp at our Androscoggin mill driven by favorable market pulp prices. The average sales price per ton increased 3.5% compared to the second quarter of 2013.

Net sales for our other segment increased 26.6% to $49.7 million in second quarter of 2014 from $39.1 million in the second quarter of 2013.  The overall increase was driven by a 32.8% increase in sales volume, partially offset by a 4.7% decrease in average sales price per ton.

Cost of sales.  Cost of sales, including depreciation, amortization, and depletion, was $301.1 million in the second quarter of 2014 compared to $320.2 million in 2013, reflecting lower input prices and increased productivity associated with the deferral of annual maintenance outages at our mills.  Our gross margin, excluding depreciation, amortization, and depletion, was 14.1% for the second quarter of 2014 compared to 11.0% for the second quarter of 2013. Depreciation, amortization, and depletion expenses were $25.4 million for the second quarter of 2014 compared to $26.3 million for the second quarter of 2013.

Selling, general, and administrative.  Selling, general, and administrative expenses were $17.8 million in the second quarter of 2014 compared to $19.2 million for the second quarter of 2013.

Interest expense.  Verso Paper’s interest expense for the second quarter of 2014 was $35.7 million compared to $34.4 million for the same period in 2013.  Verso Holdings’ interest expense was $36.0 million for the second quarter of 2014 compared to $34.8 million for the same period in 2013.

Other loss, net.  Other loss, net for the second quarter of 2014 was $9.1 million and reflected costs incurred in connection with the NewPage acquisition. Other loss, net of $0.1 million for the same period in 2013 reflected losses related to debt refinancing.

First Six Months of 2014 Compared to First Six Months of 2013

Net Sales.  Net sales for the six months ended June 30, 2014, decreased 6.6% to $620.0 million from $663.6 million in the six months ended June 30, 2013, due to a 3.6% decline in total sales volume and a 3.1% decrease in average sales price per ton compared to the same period last year.

Net sales for our coated papers segment decreased 11.9% for the six months ended June 30, 2014 to $443.7 million from $503.6 million for the same period in 2013, due to a 7.4% decline in paper sales volume.  The average sales price per ton of coated paper decreased 4.9% compared to the same period last year.

Net sales for our market pulp segment increased 8.9% for the six months ended June 30, 2014 to $82.0 million from $75.4 million for the same period in 2013.  The average sales price per ton increased 8.3% compared to the six months ended June 30, 2013 due to improved market conditions. Sales volume increased 0.5% compared to the same period last year.

Net sales for our other segment increased 11.3% to $94.3 million in the six months ended June 30, 2014 from $84.6 million in the six months ended June 30, 2013.  Sales volume increased 15.8% for the six months ended June 30, 2014 compared to the same period last year, while the average sales price decreased 3.9% compared to the same period last year.

Cost of sales.  Cost of sales, including depreciation, amortization, and depletion, was $629.1 million in the six months ended June 30, 2014 compared to $638.0 million in 2013.  Our gross margin, excluding depreciation, amortization, and depletion, was 6.8% for the six months ended June 30, 2014 compared to 11.7% for the six months ended June 30, 2013, reflecting higher average sales prices in 2013. Depreciation, amortization, and depletion expenses were $51.1 million for the six months ended June 30, 2014 compared to $52.3 million for the six months ended June 30, 2013.

Selling, general, and administrative.  Selling, general, and administrative expenses were $35.4 million in the six months ended June 30, 2014 compared to $38.0 million in 2013 as a result of decreased incentive compensation in light of declining operating performance.

Restructuring charges.  Restructuring charges for the six months ended June 30, 2013 were $1.2 million and consisted primarily of facility operations and personnel costs for the former Sartell mill site through the date of sale.

Other operating income.  Other operating income for the six months ended June 30, 2013 was $4.0 million and consisted of the gain on the sales of the former Sartell mill and the assets of Verso Fiber Farm LLC.

Interest expense.  Verso Paper’s interest expense for the six months ended June 30, 2014 was $70.2 million compared to $69.1 million for the same period in 2013.  Verso Holdings’ interest expense was $70.9 million for the six months ended June 30, 2014 compared to $69.3 million for the same period in 2013.

Other loss, net.  Other loss, net was $18.7 million for the six months ended June 30, 2014 and reflected costs incurred in connection with the NewPage acquisition. Other loss, net of $2.7 million in the six months ended June 30, 2013, was primarily attributable to losses related to debt refinancing.

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

	VERSO PAPER
	Six Months	Year	Six Months	Twelve Months
	Ended	Ended	Ended	Ended
	June 30,	December 31,	June 30,	June 30,
(Dollars in millions)	2013	2013	2014	2014
Cash flows from operating activities	$(64.0)	$(27.7)	$(68.5)	$(32.2)
Income tax benefit	—	(0.6)	—	(0.6)
Amortization of debt issuance costs	(2.7)	(5.4)	(3.7)	(6.4)
Accretion of discount on long-term debt	(0.3)	(0.6)	(0.3)	(0.6)
Equity award expense	(0.9)	(1.8)	(0.8)	(1.7)
Interest expense	69.1	137.8	70.2	138.9
Gain (loss) on disposal of assets	4.0	4.0	(0.2)	(0.2)
Other, net	(1.1)	(0.8)	(12.1)	(11.8)
Changes in assets and liabilities, net	35.9	25.8	3.3	(6.8)
EBITDA	40.0	130.7	(12.1)	78.6
NewPage acquisition-related costs (1)	—	5.2	18.7	23.9
Hedge (gains) losses (2)	—	(14.3)	10.8	(3.5)
Equity award expense (3)	0.9	1.8	0.8	1.7
Restructuring charges (4)	1.2	1.4	—	0.2
Loss on extinguishment of debt, net (5)	2.7	2.8	—	0.1
Other items, net (6)	(2.5)	1.9	1.5	5.9
Adjusted EBITDA before pro forma effects of profitability program	42.3	129.5	19.7	106.9

(1)	Represents costs incurred in connection with the NewPage acquisition.

(2)	Represents unrealized (gains) losses on energy-related derivative contracts.

(3)	Represents amortization of non-cash incentive compensation.

(4)	Represents costs primarily associated with the closure of the former Sartell mill in 2012.

(5)	Represents net losses related to debt refinancing.

(6)	Represents miscellaneous non-cash and other earnings adjustments, including the gains on sales of the former Sartell mill and the Fiber Farm assets in 2013.

	VERSO PAPER
	Six Months	Year	Six Months	Twelve Months
	Ended	Ended	Ended	Ended
	June 30,	December 31,	June 30,	June 30,
(Dollars in millions)	2013	2013	2014	2014
Net loss	$(81.4)	$(111.2)	$(133.4)	$(163.2)
Income tax benefit	—	(0.6)	—	(0.6)
Interest expense	69.1	137.8	70.2	138.9
Depreciation, amortization, and depletion	52.3	104.7	51.1	103.5
EBITDA	$40.0	$130.7	$(12.1)	78.6

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

Liquidity and Capital Resources

We have historically relied primarily upon cash flows from operations and borrowings under our revolving credit facilities to finance operations, capital expenditures, and debt service requirements.  As of June 30, 2014, we had $1.3 billion in borrowings outstanding under our existing financing arrangements. Also as of June 30, 2014, $95.4 million was available for future borrowings under our revolving credit facilities.  Our debt arrangements contain financial and other restrictive covenants that limit our ability to engage in activities that may be in our long-term best interests. Failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all of our debts. If we are unable to repay our indebtedness when due or declared due, the lenders thereunder will also have the right to proceed against the collateral pledged to them to secure the indebtedness. Our indebtedness requires us to dedicate a substantial portion of our cash flows from operations to payments for our debt service, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, research and development efforts, and other corporate purposes. In addition, our indebtedness increases our vulnerability to adverse economic and industry conditions and places us at a competitive disadvantage compared to competitors that have less debt.

No assurance can be given that we will be able to generate sufficient cash flows from operations or that future borrowings will be available under our revolving credit facilities in an amount sufficient to fund our liquidity needs.  Our ability to achieve our future projected operating results is largely based on the successful completion of the planned acquisition of NewPage and the synergies expected to be achieved from the acquisition. There can be no assurance that the conditions required to complete the acquisition of NewPage, including regulatory clearance, will be satisfied, and satisfying the conditions necessary to achieve the acquisition could take longer and cost more than we expect and delay the effective time of the acquisition for a significant period of time or prevent it from occurring. If the acquisition and the integration of the companies’ respective businesses are not completed within the expected timeframe, or if any additional conditions are imposed in order to complete the acquisition, the synergies and other benefits that we expect to achieve could be materially and adversely affected, and these situations could result in additional transaction costs, loss of revenue or other effects associated with uncertainty about the acquisition. If we are unable to complete the acquisition of NewPage or otherwise meet our projected performance targets, our liquidity could be adversely impacted and we may need to seek additional sources of liquidity. Our future performance could adversely affect our ability to raise additional capital to fund our operations, and there is no assurance that financing will be available in a sufficient amount, on acceptable terms, or on a timely basis.

Our ability to continue as a going concern is dependent on management’s plans, which are centered on the NewPage acquisition, and also include potential asset acquisitions or dispositions, mergers or business combinations with other entities, and continuing to raise funds through debt and/or equity financings. Our future projected operating results for current operations alone raise substantial doubt as to our ability to continue as a going concern.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

As we focus on managing our expenses and cash flows, we continue to assess and implement, as appropriate, various earnings enhancement and expense reduction initiatives.  Management has developed a company-wide cost reduction program and expects to yield approximately $27 million of additional cost reductions, of which approximately $20 million are expected to be realized in the remainder of 2014 and the remaining $7 million are expected to be realized in 2015. We continue to search for and develop additional cost saving measures; however, no assurance can be given that the anticipated benefits we project will be realized as expected or at all. In addition, we continue to evaluate selling non-strategic assets in the future to obtain additional liquidity.

Verso Paper’s and Verso Holdings’ cash flows from operating, investing and financing activities, as reflected in the accompanying condensed consolidated statements of cash flows, are summarized in the following table.

	VERSO PAPER		VERSO HOLDINGS
	Six Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2014	2013	2014	2013
Net cash (used in) provided by:
Operating activities	$(68,531)	$(64,046)	$(68,495)	$(63,783)
Investing activities	(20,618)	13,907	(20,618)	13,907
Financing activities	84,823	(1,243)	84,841	(1,506)
Net change in cash and cash equivalents	$(4,326)	$(51,382)	$(4,272)	$(51,382)

Operating activities.  In the first six months of 2014, Verso Paper’s net cash used in operating activities of $68.5 million reflects a net loss of $133.4 million adjusted for non-cash depreciation, amortization, and accretion of $55.1 million and an increase in working capital of $4.3 million.  The change in working capital reflects seasonal increases in inventory and a decrease in accounts payable.

In the first six months of 2013, Verso Paper’s net cash used in operating activities of $64.0 million reflected a net loss of $81.4 million adjusted for non-cash depreciation, amortization, depletion and accretion of $55.3 million and an increase in working capital of $39.5 million. The change in working capital reflected a seasonal increase in inventory and a decrease in accounts payable and accrued liabilities related to the timing of supplier and customer rebates as well as cash outflows for items included in the restructuring reserve at the end of the previous year. Verso Holdings’ operating cash flows are the same as those of Verso Paper in all material respects.

Investing activities.  In the first six months of 2014, Verso Paper’s net cash used in investing activities of $20.6 million reflects capital expenditures of $27.0 million.  This compares to $13.9 million of net cash provided by investing activities in the first six months of 2013, which included proceeds from the sales of our former Sartell mill and the Fiber Farm assets of $28.3 million, capital expenditures of $13.8 million, net of $13.7 million of governmental grants received in conjunction with a renewable energy project at our mill in Bucksport, Maine. Verso Holdings’ investing cash flows are the same as those of Verso Paper.

Financing activities.  In the first six months of 2014, Verso Paper’s net cash provided by financing activities was $84.8 million compared to net cash used in financing activities of $1.2 million in the first six months of 2013. Cash provided by financing activities in the first six months of 2014, resulted primarily from net borrowings on our revolving credit facilities. Cash used in financing activities in the first six months of 2013 represented net borrowings on our revolving credit facilities offset by payments on the Verso Finance Senior Unsecured Term Loans. Verso Holdings' distribution to Verso Finance for payment of the Senior Unsecured Term Loans is reflected as a return of capital in the Statements of Cash Flows.

Revolving Credit Facilities.  In 2012, Verso Holdings entered into revolving credit facilities consisting of a $150.0 million asset-based loan facility, or “ABL Facility,” and a $50.0 million cash-flow facility, or “Cash Flow Facility.” Verso Holdings’ ABL Facility had $67.5 million outstanding, $39.9 million in letters of credit issued, and $25.4 million available for future borrowing as of June 30, 2014.  Verso Holdings’ Cash Flow Facility had no outstanding balance, no letters of credit issued, and $50.0 million available for future borrowing as of June 30, 2014.  The indebtedness under the revolving credit facilities bears interest at a floating rate based on a margin over a base rate or eurocurrency rate.  As of June 30, 2014, the applicable margin for advances under the ABL Facility was 1.25% for base rate advances and 2.25% for LIBOR advances, and the applicable margin for advances under the Cash Flow Facility was 3.75% for base rate advances and 4.75% for LIBOR advances.  As of June 30, 2014, the weighted-average interest rate on outstanding advances was 2.51%.  Verso Holdings is required to pay a commitment fee to the lenders in respect of the unused commitments under the ABL Facility at an annual rate of either 0.375% or 0.50%, based on daily average utilization, and under the Cash Flow Facility at an annual rate of 0.625%.  The indebtedness under the revolving credit facilities is guaranteed jointly and severally by Verso Finance and each of Verso Holdings’ subsidiaries, subject to certain exceptions, and the indebtedness and guarantees are senior secured obligations of Verso Holdings and the guarantors, respectively.  The indebtedness under the ABL Facility and related guarantees are secured by first-priority security interests, subject to permitted liens, in substantially all of Verso Holdings’, Verso Finance’s, and the subsidiary guarantors’ inventory and accounts receivable, or “ABL Priority Collateral,” and second-priority security interests, subject to permitted liens, in substantially all of their other assets, or “Notes Priority Collateral.”  The indebtedness under the Cash Flow Facility and related guarantees are secured, pari passu with the 11.75% Senior Secured Notes due 2019 and related guarantees, by first-priority security interests in the Notes Priority Collateral and second-priority security interests in the ABL Priority Collateral.  The revolving facilities will mature on May 4, 2017, unless, on any of the dates that is 91 days prior to the scheduled maturity of the 11.38% Senior Subordinated Notes, an aggregate principal amount in excess of $100.0 million of indebtedness under such existing subordinated notes is outstanding, in which case the revolving credit facilities will mature on such earlier date. On January 3, 2014, Verso Holdings entered into certain amendments to the revolving credit facilities in connection with the NewPage acquisition, in which (a) the lenders under each of our revolving credit facilities consented to the NewPage acquisition and the other transactions contemplated by the Merger Agreement, including the incurrence of certain additional indebtedness, (b) the lenders consented to amendments to allow the sale and/or financing of certain non-core assets and (c) the parties agreed to amend our revolving credit facilities to allow for certain other transactions upon the consummation of the NewPage acquisition and the other transactions contemplated by the Merger Agreement.

Verso Androscoggin Power LLC Revolving Credit Facility. On May 5, 2014, acting through a wholly owned subsidiary, Verso Androscoggin Power LLC, or “VAP,” Verso Holdings entered into a credit agreement providing for a $40 million revolving credit facility with Barclays Bank PLC and Credit Suisse AG, Cayman Islands Branch. Borrowings under the credit facility bear interest at a rate equal to an applicable margin plus, at the option of VAP, either (a) a base rate determined by reference to the highest of the U.S. federal funds rate plus 0.50%, the prime rate of the administrative agent, and the adjusted LIBOR for a one-month interest period plus 1.00%, or (b) a eurocurrency rate, or “LIBOR,” determined by reference to the cost of funds for eurocurrency deposits in dollars in the London interbank market for the interest period relevant to such borrowing adjusted for certain additional costs. As of June 30, 2014, the applicable margin for advances under the credit facility is 2.00% for base rate advances and 3.00% for LIBOR advances. On and after November 5, 2014, the applicable margin for advances under the credit facility will be 3.00% for base rate advances and 4.00% for LIBOR advances. As of June 30, 2014, the weighted-average interest rate on outstanding advances was 5.25%. The credit facility will mature on the earliest to occur of (a) May 5, 2015, (b) the date that is 30 days after the consummation of our pending acquisition of NewPage, and (c) the date that is 60 days after the termination of the Merger Agreement or the abandonment of the NewPage acquisition; however, upon written notice by VAP to the administrative agent, VAP may request that the commitments under the credit facility be converted to extend the maturity date. The indebtedness under the credit facility is secured by substantially all of VAP’s assets, which consist principally of four hydroelectric facilities associated with our Androscoggin mill and related electricity transmission equipment. The indebtedness under the credit facility is guaranteed by Verso Maine Power Holdings LLC, or "VMPH," VAP's sole member, and the guaranty is secured by a pledge of VMPH's equity interest in VAP.

11.75% Senior Secured Notes due 2019.  In 2012, Verso Holdings issued $345.0 million aggregate principal amount of 11.75% Senior Secured Notes due 2019.  In 2013, Verso Holdings issued $72.9 million aggregate principal amount of its 11.75% Senior Secured Notes due 2019 to certain lenders holding approximately $85.8 million aggregate principal amount of Verso Finance’s Senior Unsecured Term Loans, and net accrued interest through the closing date, at an exchange rate of 85%, in exchange for the assignment to Verso Finance of its Senior Unsecured Term Loans and the cancellation of such loans. After such exchange there are no longer any outstanding Senior Unsecured Term Loans.

The 11.75% Senior Secured Notes due 2019 issued in 2012 and 2013 constitute one class of securities. The notes bear interest, payable semi-annually, at the rate of 11.75% per year.  The notes are guaranteed jointly and severally by each of Verso Holdings’ subsidiaries, subject to certain exceptions, and the notes and guarantees are senior secured obligations of Verso Holdings and the guarantors, respectively.  The indebtedness under the notes and related guarantees are secured, pari passu with the Cash Flow Facility and related guarantees, by first-priority security interests in the Notes Priority Collateral and second-priority security interests in the ABL Priority Collateral.  The notes will mature on January 15, 2019; provided, however, that, if as of 45 days prior to the maturity date of our 11.38% Senior Subordinated Notes due 2016, more than $100.0 million of such Senior Subordinated Notes remains outstanding, the notes will mature on that day.

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

8.75% Second Priority Senior Secured Notes due 2019.  In 2011, Verso Holdings issued $396.0 million aggregate principal amount of 8.75% Second Priority Senior Secured Notes due 2019, or “Old Second Lien Notes.”  The Old Second Lien Notes bear interest, payable semi-annually, at the rate of 8.75% per year.  The Old Second Lien Notes are guaranteed jointly and severally by each of Verso Holdings’ subsidiaries, subject to certain exceptions, and the notes and guarantees are senior secured obligations of Verso Holdings and the guarantors, respectively.  On August 1, 2014, approximately $299.4 million aggregate principal amount of Old Second Lien Notes were tendered and accepted in exchange for a like amount of New Second Lien Notes and approximately 9.3 million Warrants in the Second Lien Notes Exchange Offer. Following the settlement of the

Second Lien Notes Exchange Offer, approximately $96.6 million aggregate principal amount of the Old Second Lien Notes remain outstanding. As of August 1, 2014, the Old Second Lien Notes were amended by a supplemental indenture so as to (i) eliminate or waive substantially all of the restrictive covenants contained in the indenture governing such notes, (ii) eliminate certain events of default, (iii) modify covenants regarding mergers and consolidations, and (iv) modify or eliminate certain other provisions, including, in some cases, certain provisions relating to defeasance, contained in such indenture and such notes. In addition, as of August 1, 2014, the Old Second Lien Notes are no longer secured by any collateral. The Old Second Lien Notes will mature on February 1, 2019.

Second Priority Adjustable Senior Secured Notes. On August 1, 2014, Verso Holdings issued approximately $299.4 million aggregate principal amount of the Second Priority Adjustable Senior Secured Notes, or “New Second Lien Notes,” and approximately 9.3 million Warrants in exchange for a like amount of the Old Second Lien Notes in the Second Lien Notes Exchange Offer. Interest is payable semi-annually on the New Second Lien Notes. The New Second Lien Notes are guaranteed jointly and severally by each of Verso Holdings’ subsidiaries, subject to certain exceptions, and the notes and guarantees are senior secured obligations of Verso Holdings and the guarantors, respectively. Following the consummation of the NewPage acquisition, the New Second Lien Notes will be guaranteed by NewPage. The New Second Lien Notes will not be guaranteed by the subsidiaries of NewPage, nor will any of the assets of such subsidiaries constitute collateral for the New Second Lien Notes.
Prior to the consummation of the NewPage acquisition, the New Second Lien Notes bear interest at a rate of 8.75% per annum and mature on February 1, 2019. On and after the consummation of the NewPage acquisition, the terms and conditions of the New Second Lien Notes will be adjusted so that, among other adjustments, (i) the principal amount of the New Second Lien Notes will be adjusted such that a holder of $1,000 principal amount of New Second Lien Notes immediately prior to the NewPage acquisition will hold $593.75 principal amount of New Second Lien Notes immediately following the NewPage acquisition, (ii) the maturity date of the New Second Lien Notes will be extended from February 1, 2019, to August 1, 2020, and (iii) the interest rate will be adjusted such that the New Second Lien Notes will bear interest from and after the date of the consummation of the NewPage acquisition at a rate of 10.00% per annum payable in cash plus 3.0% per annum payable by increasing the principal amount of the outstanding New Second Lien Notes or by issuing additional New Second Lien Notes. The New Second Lien Notes provide for a special interest payment in the event that the NewPage acquisition does not occur.
Second Priority Senior Secured Floating Rate Notes due 2014.  In 2006, Verso Holdings issued $250.0 million aggregate principal amount of Second Priority Senior Secured Floating Rate Notes due 2014. As of June 30, 2014, $13.3 million aggregate principal amount of the notes were outstanding.  The notes bear interest, payable quarterly, at a rate equal to LIBOR plus 3.75% per year.  As of June 30, 2014, the interest rate on the notes was 3.98% per year.  The notes were guaranteed jointly and severally by each of Verso Holdings’ subsidiaries, subject to certain exceptions.  As of June 30, 2014, the balance of the notes was included in Current maturities of long-term debt on the accompanying condensed consolidated balance sheet. The notes matured and were paid on August 1, 2014.

11.38% Senior Subordinated Notes due 2016.  In 2006, Verso Holdings issued $300.0 million aggregate principal amount of 11.38% Senior Subordinated Notes due 2016, or “Old Subordinated Notes.” As of June 30, 2014, $142.5 million aggregate principal amount of the Old Subordinated Notes remained outstanding. The Old Subordinated Notes bear interest, payable semi-annually, at the rate of 11.38% per year.  The Old Subordinated Notes are guaranteed jointly and severally by each of Verso Holdings’ subsidiaries, subject to certain exceptions, and the notes and guarantees are unsecured senior subordinated obligations of Verso Holdings and the guarantors, respectively.  On August 1, 2014, approximately $102.0 million aggregate principal amount of the Old Subordinated Notes were tendered and accepted in exchange for a like amount of New Subordinated Notes and approximately 5.4 million Warrants in the Subordinated Notes Exchange Offer. Following the settlement of the Subordinated Notes Exchange Offer, approximately $40.5 million aggregate principal amount of the Old Subordinated Notes remain outstanding. As of August 1, 2014, the Old Subordinated Notes were amended by a supplemental indenture so as to (i) eliminate or waive substantially all of the restrictive covenants contained in the indenture governing such notes, (ii) eliminate certain events of default, (iii) modify covenants regarding mergers and consolidations, and (iv) modify or eliminate certain other provisions, including, in some cases, certain provisions relating to defeasance, contained in such indenture and such notes. The Old Subordinated Notes will mature on August 1, 2016.

Adjustable Senior Subordinated Notes. On August 1, 2014, Verso Holdings issued approximately $102.0 million aggregate principal amount of the Adjustable Senior Subordinated Notes, or “New Subordinated Notes,” and approximately 5.4 million Warrants in exchange for a like amount of the Old Subordinated Notes in the Subordinated Notes Exchange Offer. The New Subordinated Notes are guaranteed jointly and severally by each of Verso Holdings’ subsidiaries, subject to certain exceptions, and the notes and guarantees are unsecured senior subordinated obligations of Verso Holdings and the guarantors, respectively. Following the consummation of the NewPage acquisition, the New Subordinated Notes will be guaranteed by NewPage, but not its subsidiaries.

Prior to the consummation of the NewPage acquisition, the New Subordinated Notes bear interest at a rate of 11.38% per annum and mature on August 1, 2016. On and after the consummation of the NewPage acquisition, the terms and conditions of the New Subordinated Notes will be adjusted so that, among other adjustments, (i) the principal amount of the New Subordinated Notes will be adjusted such that a holder of $1,000 principal amount of New Subordinated Notes immediately prior to the NewPage acquisition will hold $620 principal amount of New Subordinated Notes immediately following the NewPage acquisition, (ii) the maturity date of the New Subordinated Notes will be extended from August 1, 2016, to August 1, 2020, and (iii) the interest rate will be adjusted such that the New Subordinated Notes will bear interest from and after the date of the consummation of the NewPage acquisition at a rate of 11.00% per annum payable in cash plus 5.0% per annum payable by increasing the principal amount of the outstanding New Subordinated Notes or by issuing additional New Subordinated Notes. The New Subordinated Notes provide for a special interest payment in the event that the NewPage acquisition does not occur.

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

Warrants. On August 1, 2014, Verso Paper issued approximately 14.7 million Warrants that are mandatorily convertible on a one-for-one basis into approximately 14.7 million shares of Verso Paper common stock immediately prior to the consummation of the NewPage acquisition (and are not otherwise exercisable or convertible). The Warrants were issued by Verso Paper as part of the consideration for the approximately $299.4 million aggregate principal amount of Old Second Lien Notes and approximately $102.0 million aggregate principal amount of Old Subordinated Notes that were tendered and accepted in the Exchange Offers.

Financing Transactions in Connection with NewPage Acquisition. On January 3, 2014, Verso Paper, Merger Sub and NewPage entered into the Merger Agreement, pursuant to which Merger Sub will merge with and into NewPage on the terms and subject to the conditions set forth in the Merger Agreement, with NewPage surviving the merger as an indirect, wholly owned subsidiary of Verso.

The Merger Agreement provides for a series of transactions pursuant to which the equity holders of NewPage will receive (i) $250 million in cash, approximately $243 million of which has been paid to NewPage’s stockholders as a dividend from the proceeds of the NewPage term loan facility, plus the cash actually received by NewPage in respect of any exercises of NewPage stock options between the date of the Merger Agreement and the closing of the NewPage acquisition; (ii) up to $650 million aggregate principal amount of New First Lien Notes (valued at face value) to be issued at closing; and (iii) shares of Verso Paper common stock representing 20% (subject to potential upward adjustment to 25% under certain circumstances) of the sum of the outstanding shares of Verso Paper common stock as of the date immediately prior to closing and the shares, if any, underlying vested, in-the-money stock options as of the signing of the Merger Agreement, or collectively the “Merger Consideration.” The amount of New First Lien Notes to be issued in the NewPage acquisition is subject to downward adjustment, in an amount not to exceed $27 million in value, if NewPage makes certain restricted payments between September 30, 2013, and the closing of the NewPage acquisition. If the NewPage acquisition has not closed by August 31, 2014, and the reason for the failure to close by such date, or any subsequent delay in closing after such date, is solely the result of Verso Paper’s failure to take certain actions to satisfy certain closing conditions, the amount of Verso Paper common stock to be issued as Merger Consideration will increase in monthly increments by up to 5% so that the total amount of Verso Paper common stock issued as part of the Merger Consideration would be up to 25% of the sum of the outstanding shares as of the date immediately prior to closing and the shares, if any, underlying vested, in-the-money stock options as of the signing of the Merger Agreement.

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

At the time of the closing of the NewPage acquisition, we expect to issue up to $650 million aggregate principal amount of the New First Lien Notes to the current stockholders of NewPage as part of the Merger Consideration. The New First Lien Notes will be substantially similar to the existing 11.75% Senior Secured Notes due 2019, except for certain additional restrictive covenants and that we expect that we will not be permitted to repurchase them for one year after their issuance date unless we pay the holders a make-whole premium.

The issuers and guarantors of our debt securities (including the New First Lien Notes) and the borrower and guarantors of our revolving credit facilities will not guarantee the obligations under NewPage’s term loan facility and NewPage’s ABL facility, and the borrower and guarantors under NewPage’s term loan facility and NewPage’s ABL facility will not guarantee the obligations under our debt securities and credit facilities. Upon the consummation of the NewPage acquisition, NewPage (but not its subsidiaries) will guarantee certain of our debt securities and our credit facilities as required by the terms governing such debt.

Exchange Offers. On July 2, 2014, in accordance with the terms of the Merger Agreement, the Issuers commenced (i) the Second Lien Notes Exchange Offer providing for the exchange of New Second Lien Notes and Warrants for any and all of the Issuers’ outstanding Old Second Lien Notes and (ii) the Subordinated Notes Exchange Offer providing for the exchange of New Subordinated Notes and Warrants for any and all of the Issuers’ outstanding Old Subordinated Notes. On August 1, 2014, approximately $299.4 million aggregate principal amount of Old Second Lien Notes were tendered and accepted in exchange for a like amount of New Second Lien Notes and approximately 9.3 million Warrants in the Second Lien Notes Exchange Offer, and approximately $102.0 million aggregate principal amount of Old Subordinated Notes were tendered and accepted in exchange for a like amount of New Subordinated Notes and approximately 5.4 million Warrants in the Subordinated Notes Exchange Offer. In connection with the Second Lien Notes Exchange Offer and the Subordinated Notes Exchange Offer, the Issuers solicited and received consents to amend the Old Second Lien Notes, the Old Subordinated Notes and the indentures governing such notes, in order to (i) eliminate or waive substantially all of the restrictive covenants contained in the indentures governing such notes, (ii) eliminate certain events of default, (iii) modify covenants regarding mergers and consolidations, and (iv) modify or eliminate certain other provisions, including, in some cases, certain provisions relating to defeasance, contained in such indentures and such notes. In addition, the Issuers solicited and received consents to release the liens and security interests in the collateral securing the Old Second Lien Notes.
Covenant Compliance

The credit agreements for our revolving credit facilities and the indentures governing our notes contain affirmative covenants as well as restrictive covenants that limit our ability to, among other things, incur additional indebtedness; pay dividends or make other distributions; repurchase or redeem our stock; make investments; sell assets, including capital stock of restricted subsidiaries; enter into agreements restricting our subsidiaries’ ability to pay dividends; consolidate, merge, sell or otherwise dispose of all or substantially all of our assets; enter into transactions with our affiliates; and incur liens.  These covenants can result in limiting our long-term growth prospects by hindering our ability to incur future indebtedness or grow through acquisitions.  The material covenants in the indentures that are impacted by the calculation of Adjusted EBITDA are those that govern the amount of indebtedness that Verso Holdings and its subsidiaries may incur, whether Verso Holdings may make certain dividends, distributions or payments on subordinated indebtedness, and whether Verso Holdings may merge with another company.  Although there are limited baskets for incurring indebtedness contained in the indentures, the primary means for incurring additional indebtedness under the Indentures is to have a pro forma Fixed Charge Coverage Ratio of at least 2.00 to 1.00 after the incurrence of such additional indebtedness.  This same test also applies to most dividends and other payments made in respect of Verso Holdings’ equity and subordinated indebtedness and also to whether Verso Holdings may merge with another company.  In the case of a merger, Verso Holdings may merge so long as either its Fixed Charge Coverage Ratio is at least 2.00 to 1.00 or that same ratio improves after giving pro forma effect to the merger.  If Verso Holdings were not able to meet the Fixed Charge Coverage Ratio requirement contained in these covenants, it would limit our long-term growth prospects, as it would severely hinder Verso Holdings’ ability to incur additional indebtedness for the purpose of completing acquisitions or capital improvement programs, among other things.  In addition, if the ratio test were not met, distributions by Verso Holdings to Verso Paper would also be severely restricted.   As of June 30, 2014, we were in compliance with the covenants in our debt agreements.

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

ASC Topic 605, Revenue Recognition. In May 2014, the FASB issued ASU 2014-09, Revenue From Contracts With Customers. This ASU will replace all current U.S. GAAP guidance on this topic and eliminate all industry-specific guidance. The new revenue recognition standard provides a unified model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. This guidance will be effective for periods beginning after December 15, 2016 and can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. We are evaluating the impact of adopting this new accounting standard on our consolidated financial statements.

Other new accounting pronouncements issued but not effective until after June 30, 2014, are not expected to have a significant effect on our consolidated financial statements.

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

We reach our end-users through several channels, including printers, brokers, paper merchants, and direct sales to end-users.  We sell and market our products to approximately 130 customers.  During the first half of the year, Quad/Graphics, Inc. and Central National-Gottesman, Inc. accounted for approximately 13% and 11% of our net sales, respectively.

Interest Rates

We have issued fixed- and floating-rate debt in order to manage our variability to cash flows from interest rates.  Borrowings under the revolving credit facilities and the Second Priority Senior Secured Floating Rate Notes due 2014 accrue interest at variable rates.  A 100 basis point increase in quoted interest rates on our outstanding floating-rate debt as of June 30, 2014, would increase annual interest expense by $1.0 million.  While we may enter into agreements limiting our exposure to higher interest rates, any such agreements may not offer complete protection from this risk.

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

We do not hedge the entire exposure of our operations from commodity price volatility for a variety of reasons.  To the extent that we do not hedge against commodity price volatility, our results of operations may be affected either favorably or unfavorably by a shift in the future price curve.  As of June 30, 2014, we had liabilities for net unrealized losses of $0.3 million on open commodity contracts with maturities of one to twelve months.  These derivative instruments involve the exchange of net cash settlements, based on changes in the price of the underlying commodity index compared to the fixed price offering, at specified intervals without the exchange of any underlying principal.  A 10% decrease in commodity prices would have a negative impact of approximately $2.9 million on the fair value of such instruments.  This quantification of exposure to market risk does not take into account the offsetting impact of changes in prices on anticipated future energy purchases.

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

Energy.  We produce approximately 52% of our energy needs for our paper mills from sources such as waste wood, waste water, hydroelectric facilities, liquid biomass from our pulping process, and internal energy cogeneration facilities.  Our external energy purchases vary across each of our mills and include fuel oil, natural gas, coal, and electricity.  While our internal energy production capacity and ability to switch between certain energy sources mitigates the volatility of our overall energy expenditures, we expect prices for energy to remain volatile for the foreseeable future. We utilize derivative contracts as part of our risk management strategy to manage our exposure to market fluctuations in energy prices.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of Verso Paper’s disclosure controls and procedures as of June 30, 2014.  Based upon this evaluation, and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that Verso Paper’s disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2014.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of Verso Holdings’ disclosure controls and procedures as of June 30, 2014.  Based upon this evaluation, and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that Verso Holdings’ disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2014.

Changes in Internal Control Over Financial Reporting

There was no change in Verso Paper’s internal control over financial reporting during the fiscal quarter ended June 30, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

There was no change in Verso Holdings' internal control over financial reporting during the fiscal quarter ended June 30, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 1, 2014, Verso Paper issued 14,701,832 Warrants that are mandatorily convertible on a one-for-one basis into 14,701,832 shares of Verso Paper common stock immediately prior to the consummation of the NewPage acquisition (and are not otherwise exercisable or convertible). The Warrants were issued by Verso Paper as part of the consideration for the approximately $299.4 million aggregate principal amount of Old Second Lien Notes and approximately $102.0 million aggregate principal amount of Old Subordinated Notes that were tendered and accepted in the Exchange Offers. The Warrants were issued in transactions exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended.
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

4.1
Indenture dated as of August 1, 2014, among Verso Paper Holdings LLC, Verso Paper Inc., the guarantors named therein and Wilmington Trust, National Association, as trustee, with respect to the Second Priority Adjustable Senior Secured Notes.(4)

4.2
Indenture dated as of August 1, 2014, among Verso Paper Holdings LLC, Verso Paper Inc., the guarantors named therein and Wilmington Trust, National Association, as trustee, with respect to the Adjustable Senior Subordinated Notes.(4)

4.3	Warrant Agreement, dated as of August 1, 2014, among Verso Paper Corp. and Registrar & Transfer Co., as warrant agent, with respect to the Warrants for Common Stock.(4)

4.4
Notes Registration Rights Agreement dated as of August 1, 2014, among Verso Paper Holdings LLC, Verso Paper Inc., the subsidiaries of Verso Paper Holdings LLC named therein and Evercore Group LLC, Credit Suisse Securities (USA) LLC and Barclays Capital Inc., as dealer managers.(4)

4.5
Common Stock Registration Rights Agreement dated as of August 1, 2014, among Verso Paper Corp. and Evercore Group LLC, Credit Suisse Securities (USA) LLC and Barclays Capital Inc., as dealer managers.(4)

4.6
Second Supplemental Indenture dated as of August 1, 2014, by and among Verso Paper Holdings LLC, Verso Paper Inc., the guarantors party thereto and Wilmington Trust Company, as trustee, to the Indenture, dated as of January 26, 2011, by and among Verso Paper Holdings LLC, Verso Paper Inc., the guarantors named therein, and Wilmington Trust Company, as trustee, pursuant to which the 8.75% Second Priority Senior Secured Notes due 2019 were issued.(4)

4.7
Fourth Supplemental Indenture dated as of August 1, 2014, by and among Verso Paper Holdings LLC, Verso Paper Inc., the guarantors party thereto and Wilmington Trust Company, as trustee, to the Indenture, dated as of August 1, 2006, by and among Verso Paper Holdings LLC, Verso Paper Inc., the guarantors named therein, and Wilmington Trust Company, as trustee, pursuant to which the 11⅜% Senior Subordinated Notes due 2016 were issued.(4)

10.1
Credit Agreement dated as of May 5, 2014, among Verso Maine Power Holdings LLC, Verso Androscoggin Power LLC, the lenders party thereto, Barclays Bank PLC, as administrative agent and collateral agent, and Barclays Bank PLC and Credit Suisse Securities (USA) LLC, as joint lead arrangers and joint book runners.(5)

10.2
Joinder and Supplement No. 6 to Intercreditor Agreement dated as of August 1, 2014, among Wilmington Trust, National Association, as second priority agent and as second priority designated agent, Citibank, N.A., as intercreditor agent, Wilmington Trust Company, as former second priority designated agent, Verso Paper Inc., Verso Paper Finance Holdings LLC, Verso Paper Holdings LLC and the subsidiaries of Verso Paper Holdings LLC named therein.(4)

10.3
Collateral Agreement dated as of August 1, 2014, among Verso Paper Holdings LLC, Verso Paper Inc., each subsidiary of Verso Paper Holdings LLC party thereto, and Wilmington Trust, National Association, as collateral agent.(4)

10.4
Amended and Restated Collateral Agreement dated as of August 1, 2014, Verso Paper Holdings LLC, Verso Paper Inc., each subsidiary of Verso Paper Holdings LLC party thereto, and Wilmington Trust, National Association, as collateral agent.(4)

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

______________________________

(1)
Incorporated by reference to Amendment No. 5 to Verso Paper Corp.’s Registration Statement on Form S-1 (Registration Statement No. 333-148201), filed with the Securities and Exchange Commission (the “SEC”) on May 8, 2008.

(2)	Incorporated by reference to Verso Paper Corp.’s Current Report on Form 8-K, filed with the SEC on October 30, 2013.

(3)	Incorporated by reference to Verso Paper Holdings LLC’s Annual Report on Form 10-K for the year ended December 31, 2007, filed with the SEC on March 12, 2008.

(4)	Incorporated by reference to Verso Paper Corp.’s and Verso Paper Holdings LLC’s Current Report on Form 8-K, filed with the SEC on August 7, 2014.

(5)	Incorporated by reference to Verso Paper Holdings LLC’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, filed with the SEC on May 7, 2014.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2014
VERSO PAPER CORP.

	By:	/s/ David J. Paterson
David J. Paterson President and Chief Executive Officer

By:	/s/ Robert P. Mundy
Robert P. Mundy Senior Vice President and Chief Financial Officer

Date: August 14, 2014
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

4.1
Indenture dated as of August 1, 2014, among Verso Paper Holdings LLC, Verso Paper Inc., the guarantors named therein and Wilmington Trust, National Association, as trustee, with respect to the Second Priority Adjustable Senior Secured Notes.(4)

4.2
Indenture dated as of August 1, 2014, among Verso Paper Holdings LLC, Verso Paper Inc., the guarantors named therein and Wilmington Trust, National Association, as trustee, with respect to the Adjustable Senior Subordinated Notes.(4)

4.3	Warrant Agreement, dated as of August 1, 2014, among Verso Paper Corp. and Registrar & Transfer Co., as warrant agent, with respect to the Warrants for Common Stock.(4)

4.4
Notes Registration Rights Agreement dated as of August 1, 2014, among Verso Paper Holdings LLC, Verso Paper Inc., the subsidiaries of Verso Paper Holdings LLC named therein and Evercore Group LLC, Credit Suisse Securities (USA) LLC and Barclays Capital Inc., as dealer managers.(4)

4.5
Common Stock Registration Rights Agreement dated as of August 1, 2014, among Verso Paper Corp. and Evercore Group LLC, Credit Suisse Securities (USA) LLC and Barclays Capital Inc., as dealer managers.(4)

4.6
Second Supplemental Indenture dated as of August 1, 2014, by and among Verso Paper Holdings LLC, Verso Paper Inc., the guarantors party thereto and Wilmington Trust Company, as trustee, to the Indenture, dated as of January 26, 2011, by and among Verso Paper Holdings LLC, Verso Paper Inc., the guarantors named therein, and Wilmington Trust Company, as trustee, pursuant to which the 8.75% Second Priority Senior Secured Notes due 2019 were issued.(4)

4.7
Fourth Supplemental Indenture dated as of August 1, 2014, by and among Verso Paper Holdings LLC, Verso Paper Inc., the guarantors party thereto and Wilmington Trust Company, as trustee, to the Indenture, dated as of August 1, 2006, by and among Verso Paper Holdings LLC, Verso Paper Inc., the guarantors named therein, and Wilmington Trust Company, as trustee, pursuant to which the 11⅜% Senior Subordinated Notes due 2016 were issued.(4)

10.1
Credit Agreement dated as of May 5, 2014, among Verso Maine Power Holdings LLC, Verso Androscoggin Power LLC, the lenders party thereto, Barclays Bank PLC, as administrative agent and collateral agent, and Barclays Bank PLC and Credit Suisse Securities (USA) LLC, as joint lead arrangers and joint book runners.(5)

10.2
Joinder and Supplement No. 6 to Intercreditor Agreement dated as of August 1, 2014, among Wilmington Trust, National Association, as second priority agent and as second priority designated agent, Citibank, N.A., as intercreditor agent, Wilmington Trust Company, as former second priority designated agent, Verso Paper Inc., Verso Paper Finance Holdings LLC, Verso Paper Holdings LLC and the subsidiaries of Verso Paper Holdings LLC named therein.(4)

10.3
Collateral Agreement dated as of August 1, 2014, among Verso Paper Holdings LLC, Verso Paper Inc., each subsidiary of Verso Paper Holdings LLC party thereto, and Wilmington Trust, National Association, as collateral agent.(4)

10.4
Amended and Restated Collateral Agreement dated as of August 1, 2014, Verso Paper Holdings LLC, Verso Paper Inc., each subsidiary of Verso Paper Holdings LLC party thereto, and Wilmington Trust, National Association, as collateral agent.(4)

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

______________________________

(1)
Incorporated by reference to Amendment No. 5 to Verso Paper Corp.’s Registration Statement on Form S-1 (Registration Statement No. 333-148201), filed with the Securities and Exchange Commission (the “SEC”) on May 8, 2008.

(2)	Incorporated by reference to Verso Paper Corp.’s Current Report on Form 8-K, filed with the SEC on October 30, 2013.

(3)	Incorporated by reference to Verso Paper Holding LLC’s Annual Report on Form 10-K for the year ended December 31, 2007, filed with the SEC on March 12, 2008.

(4)	Incorporated by reference to Verso Paper Corp.’s and Verso Paper Holdings LLC’s Current Report on Form 8-K, filed with the SEC on August 7, 2014.

(5)	Incorporated by reference to Verso Paper Holdings LLC’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, filed with the SEC on May 7, 2014.