Form 10-Q
period 2014-09-30
Verso Paper Corp.; Verso Paper Holdings LLC
filed 2014-11-13
CIK 1421182, 1395864

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________
FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014

or

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

As of October 31, 2014, Verso Paper Corp. had 53,328,635 outstanding shares of common stock, par value $0.01 per share, and Verso Paper Holdings LLC had one outstanding limited liability company interest.

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

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	VERSO PAPER		VERSO HOLDINGS
	September 30,	December 31,	September 30,	December 31,
(Dollars in thousands, except per share amounts)	2014	2013	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$11,845	$11,295	$11,844	$11,240
Accounts receivable, net	96,191	104,498	96,317	104,624
Inventories	129,075	137,687	129,075	137,687
Assets held for sale	—	50	—	50
Prepaid expenses and other assets	18,366	20,621	18,366	20,621
Total current assets	255,477	274,151	255,602	274,222
Property, plant, and equipment, net	687,724	742,946	687,724	742,946
Intangibles and other assets, net	76,506	81,455	99,811	104,760
Total assets	$1,019,707	$1,098,552	$1,043,137	$1,121,928
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$88,274	$88,412	$88,274	$88,412
Accrued liabilities	117,799	122,335	117,924	122,435
Current maturities of long-term debt	40,000	13,310	40,000	13,310
Total current liabilities	246,073	224,057	246,198	224,157
Long-term debt	1,306,977	1,235,167	1,330,282	1,258,472
Other liabilities	50,982	56,599	44,809	50,425
Total liabilities	1,604,032	1,515,823	1,621,289	1,533,054
Commitments and contingencies (Note 13)	—	—	—	—
Equity:
Preferred stock -- par value $0.01 (20,000,000 shares authorized, no shares issued)	—	—	n/a	n/a
Common stock -- par value $0.01 (250,000,000 shares authorized with 53,426,699 shares issued and 53,328,635 outstanding on September 30, 2014, and with 53,246,715 shares issued and 53,172,484 outstanding on December 31, 2013)	534	533	n/a	n/a
Treasury stock -- at cost (98,064 shares on September 30, 2014 and 74,231 shares on December 31, 2013)	(164)	(106)	n/a	n/a
Paid-in-capital	222,335	220,960	233,459	231,489
Retained deficit	(796,230)	(627,223)	(800,811)	(631,180)
Accumulated other comprehensive loss	(10,800)	(11,435)	(10,800)	(11,435)
Total deficit	(584,325)	(417,271)	(578,152)	(411,126)
Total liabilities and equity	$1,019,707	$1,098,552	$1,043,137	$1,121,928
See notes to unaudited condensed consolidated financial statements.

VERSO PAPER CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands, except per share amounts)	2014	2013	2014	2013
Net sales	$350,227	$374,876	$970,256	$1,038,481
Costs and expenses:
Cost of products sold - (exclusive of depreciation, amortization, and depletion)	294,803	305,718	872,800	891,465
Depreciation, amortization, and depletion	23,103	26,333	74,244	78,620
Selling, general, and administrative expenses	17,774	18,028	53,177	56,004
Restructuring charges	—	145	—	1,327
Total operating expenses	335,680	350,224	1,000,221	1,027,416
Other operating income	—	—	—	(3,971)
Operating income (loss)	14,547	24,652	(29,965)	15,036
Interest income	(1)	(6)	(2)	(20)
Interest expense	36,706	34,360	106,858	103,460
Other loss, net	14,006	70	32,773	2,776
Loss before income taxes	(36,164)	(9,772)	(169,594)	(91,180)
Income tax (benefit) expense	(606)	11	(587)	20
Net loss	$(35,558)	$(9,783)	$(169,007)	$(91,200)
Loss per common share:
Basic	$(0.67)	$(0.18)	$(3.17)	$(1.72)
Diluted	(0.67)	(0.18)	(3.17)	(1.72)
Weighted average common shares outstanding (in thousands)
Basic	53,328	53,172	53,280	53,108
Diluted	53,328	53,172	53,280	53,108
 See notes to unaudited condensed consolidated financial statements.

VERSO PAPER CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2014	2013	2014	2013
Net loss	$(35,558)	$(9,783)	$(169,007)	$(91,200)
Other comprehensive income:
Derivative financial instruments:
Reclassification of accumulated other comprehensive loss to net loss	—	64	—	309
Defined benefit pension plan amortization of net loss and prior service cost	211	570	635	1,711
Other comprehensive income	211	634	635	2,020
Comprehensive loss	$(35,347)	$(9,149)	$(168,372)	$(89,180)
See notes to unaudited condensed consolidated financial statements.

VERSO PAPER HOLDINGS LLC
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2014	2013	2014	2013
Net sales	$350,227	$374,876	$970,256	$1,038,481
Costs and expenses:
Cost of products sold - (exclusive of depreciation, amortization, and depletion)	294,803	305,718	872,800	891,465
Depreciation, amortization, and depletion	23,103	26,333	74,244	78,620
Selling, general, and administrative expenses	17,774	18,028	53,177	56,004
Restructuring charges	—	145	—	1,327
Total operating expenses	335,680	350,224	1,000,221	1,027,416
Other operating income	—	—	—	(3,971)
Operating income (loss)	14,547	24,652	(29,965)	15,036
Interest income	(380)	(384)	(1,138)	(1,156)
Interest expense	37,084	34,721	107,994	103,979
Other loss, net	14,006	70	32,773	2,776
Net loss	$(36,163)	$(9,755)	$(169,594)	$(90,563)
 See notes to unaudited condensed consolidated financial statements.

VERSO PAPER HOLDINGS LLC
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2014	2013	2014	2013
Net loss	$(36,163)	$(9,755)	$(169,594)	$(90,563)
Other comprehensive income:
Derivative financial instruments:
Reclassification of accumulated other comprehensive loss to net loss	—	64	—	309
Defined benefit pension plan amortization of net loss and prior service cost	211	570	635	1,711
Other comprehensive income	211	634	635	2,020
Comprehensive loss	$(35,952)	$(9,121)	$(168,959)	$(88,543)
See notes to unaudited condensed consolidated financial statements.

VERSO PAPER CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013
							Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity (Deficit)
	Common Shares	Common Stock	Treasury Shares	Treasury Stock	Paid-in-Capital	Retained Deficit
(Dollars and shares in thousands)
Balance - December 31, 2012	52,951	$530	(55)	$(84)	$219,158	$(516,017)	$(25,273)	$(321,686)
Net loss	—	—	—	—	—	(91,200)	—	(91,200)
Other comprehensive income	—	—	—	—	—	—	2,020	2,020
Common stock issued for restricted stock, net	296	3	(19)	(22)	(3)	—	—	(22)
Equity award expense	—	—	—	—	1,350	—	—	1,350
Balance - September 30, 2013	53,247	$533	(74)	$(106)	$220,505	$(607,217)	$(23,253)	$(409,538)

Balance - December 31, 2013	53,247	$533	(74)	$(106)	$220,960	$(627,223)	$(11,435)	$(417,271)
Net loss	—	—	—	—	—	(169,007)	—	(169,007)
Other comprehensive income	—	—	—	—	—	—	635	635
Treasury shares acquired	—	—	(24)	(58)	—	—	—	(58)
Stock option exercise	34	—	—	—	94	—	—	94
Common stock issued for restricted stock, net	146	1	—	—	1	—	—	2
Equity award expense	—	—	—	—	1,280	—	—	1,280
Balance - September 30, 2014	53,427	$534	(98)	$(164)	$222,335	$(796,230)	$(10,800)	$(584,325)
See notes to unaudited condensed consolidated financial statements.

VERSO PAPER HOLDINGS LLC
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN MEMBER'S EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013
			Accumulated Other Comprehensive Income (Loss)	Total Member's Equity (Deficit)

	Paid-in-Capital	Retained Deficit
(Dollars in thousands)
Balance - December 31, 2012	$324,562	$(519,888)	$(25,273)	$(220,599)
Cash distributions	—	(133)	—	(133)
Return of capital	(94,878)	—	—	(94,878)
Net loss	—	(90,563)	—	(90,563)
Other comprehensive income	—	—	2,020	2,020
Equity award expense	1,350	—	—	1,350
Balance - September 30, 2013	$231,034	$(610,584)	$(23,253)	$(402,803)

Balance - December 31, 2013	$231,489	$(631,180)	$(11,435)	$(411,126)
Cash distributions	—	(37)	—	(37)
Contribution from parent	690	—	—	690
Net loss	—	(169,594)	—	(169,594)
Other comprehensive income	—	—	635	635
Equity award expense	1,280	—	—	1,280
Balance - September 30, 2014	$233,459	$(800,811)	$(10,800)	$(578,152)
See notes to unaudited condensed consolidated financial statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	VERSO PAPER		VERSO HOLDINGS
	Nine Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2014	2013	2014	2013
Cash Flows From Operating Activities:
Net loss	$(169,007)	$(91,200)	$(169,594)	$(90,563)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization, and depletion	74,244	78,620	74,244	78,620
Amortization of debt issuance costs	6,478	4,042	6,478	4,012
Accretion of discount on long-term debt	473	425	473	425
Loss (gain) on disposal of assets	210	(4,003)	210	(4,003)
Equity award expense	1,280	1,350	1,280	1,350
Trademark impairment	6,300	—	6,300	—
Other, net	7,321	(155)	7,321	(155)
Changes in assets and liabilities:
Accounts receivable	8,307	(6,977)	8,307	(6,977)
Inventories	8,590	(6,918)	8,590	(6,918)
Prepaid expenses and other assets	(14,401)	(197)	(14,401)	(197)
Accounts payable	3,894	(9,313)	3,894	(9,313)
Accrued liabilities	(2,448)	(32,338)	(2,423)	(32,683)
Net cash used in operating activities	(68,759)	(66,664)	(69,321)	(66,402)
Cash Flows From Investing Activities:
Proceeds from sale of assets	351	28,357	351	28,357
Transfers from (to) restricted cash, net	612	(1,019)	612	(1,019)
Capital expenditures	(33,717)	(26,703)	(33,717)	(26,703)
Other investing activities	5,020	—	5,020	—
Net cash (used in) provided by investing activities	(27,734)	635	(27,734)	635
Cash Flows From Financing Activities:
Borrowings on revolving credit facilities	340,449	127,500	340,449	127,500
Payments on revolving credit facilities	(227,699)	(105,000)	(227,699)	(105,000)
Debt issuance costs	(2,434)	(220)	(2,434)	(220)
Repayments of long-term debt	(13,310)	(8,501)	(13,310)	—
Return of capital	—	—	—	(8,653)
Contribution from parent	—	—	690	—
Cash distributions	—	—	(37)	(133)
Acquisition of treasury stock	(58)	(22)	—	—
Proceeds from issuance of common stock	95	—	—	—
Net cash provided by (used in) financing activities	97,043	13,757	97,659	13,494
Change in cash and cash equivalents	550	(52,272)	604	(52,273)
Cash and cash equivalents at beginning of period	11,295	61,525	11,240	61,470
Cash and cash equivalents at end of period	$11,845	$9,253	$11,844	$9,197
See notes to unaudited condensed consolidated financial statements.

VERSO PAPER CORP. AND VERSO PAPER HOLDINGS LLC

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AS OF SEPTEMBER 30, 2014, AND DECEMBER 31, 2013, AND FOR THE THREE-MONTH AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2014 AND 2013

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

We have historically relied primarily upon cash flow from operations and borrowings under our revolving credit facilities to finance operations, capital expenditures, and debt service requirements.  As of September 30, 2014, we had $1.3 billion in borrowings outstanding under our existing financing arrangements. Also as of September 30, 2014, $58.0 million was available for future borrowings under our revolving credit facilities. Our debt arrangements contain financial and other restrictive covenants that limit our ability to engage in activities that may be in our long-term best interests. Failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all of our debts. If we are unable to repay our indebtedness when due or declared due, our lenders also will have the right to proceed against the collateral pledged to them to secure the indebtedness. Our indebtedness requires us to dedicate a substantial portion of our cash flows from operations to payments for our debt service, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, research and development efforts, and other corporate purposes. In addition, our indebtedness increases our vulnerability to adverse economic and industry conditions and places us at a competitive disadvantage compared to competitors that have less debt.

No assurance can be given that we will be able to generate sufficient cash flows from operations or that future borrowings will be available under our revolving credit facilities in an amount sufficient to fund our liquidity needs.  Our ability to achieve our future projected operating results is largely based on the successful completion of our planned acquisition of NewPage, the borrowing availability of the combined company, and the synergies expected to be achieved from the acquisition (see Note 4 – Acquisitions and Dispositions). There can be no assurance that the conditions required to complete the NewPage acquisition, including regulatory clearance, will be satisfied, and satisfying the conditions necessary to achieve the acquisition could take longer, cost more, and be more burdensome than we expect and could delay the closing of the acquisition for a significant period of time or prevent it from occurring. On October 30, 2014, in order to address potential antitrust considerations related to the NewPage acquisition, NewPage agreed to divest two paper mills by selling them to an unrelated third party. The completion of the divestiture is subject to customary closing conditions, including the completion of the NewPage acquisition, and therefore cannot be assured. If the NewPage acquisition and the integration of the companies’ respective businesses are not completed within the expected timeframe, or if any additional conditions are imposed in order to complete the acquisition, the synergies and other benefits that we expect to achieve could be materially and adversely affected, and these situations could result in additional transaction costs, loss of revenue or other effects associated with uncertainty about the acquisition. If we are unable to complete the NewPage acquisition or otherwise meet our projected performance targets, our liquidity could be adversely impacted and we may need to seek additional sources of liquidity. Our future performance could adversely affect our ability to raise additional capital to fund our operations, and there is no assurance that financing will be available in a sufficient amount, on acceptable terms, or on a timely basis.

Our ability to continue as a going concern is dependent on management’s plans, which are centered on the NewPage acquisition, and also include potential asset dispositions (e.g., the disposition of the Bucksport mill following its previously announced closure), and continuing to raise funds through debt and/or equity financings. We have certain significant cash outflow requirements over the next 12 months outside of normal paper mill operations, including our current debt service requirements (see Note 6), costs associated with the Bucksport mill closure (see Note 16) and transaction and integration costs associated with the NewPage acquisition (see Note 4). Our future projected operating results of current operations alone, exclusive of the impact of the NewPage acquisition, raise substantial doubt as to our ability to continue as a going concern.

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

This report contains the unaudited condensed consolidated financial statements of Verso Paper and Verso Holdings as of September 30, 2014, and for the three-month and nine-month periods ended September 30, 2014 and 2013. The December 31, 2013, condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required annually by accounting principles generally accepted in the United States of America, or “GAAP.”  In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments that are necessary for the fair presentation of Verso Paper’s and Verso Holdings’ respective financial conditions, results of operations, and cash flows for the interim periods presented.  Except as disclosed in the notes to the unaudited condensed consolidated financial statements, such adjustments are of a normal, recurring nature.  Variable interest entities for which Verso Paper or Verso Holdings is the primary beneficiary are consolidated.  Intercompany balances and transactions are eliminated in consolidation.  The results of operations and cash flows for the interim periods presented may not necessarily be indicative of full-year results.  It is suggested that these financial statements be read in conjunction with the audited consolidated financial statements and notes thereto of Verso Paper and Verso Holdings contained in their respective Annual Reports on Form 10-K for the year ended December 31, 2013.

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

 ASC Topic 205, Presentation of Financial Statements-Going Concern. In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties About an Entity's Ability to Continue as a Going Concern. This ASU provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements. The ASU is effective for periods beginning after December 15, 2016. The adoption of this standard is not expected to have a material impact on the presentation of our consolidated financial statements.

Other new accounting pronouncements issued but not effective until after September 30, 2014, are not expected to have a significant effect on our consolidated financial statements.

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

The following table provides a reconciliation of basic and diluted loss per common share of Verso Paper:

	VERSO PAPER
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share data)	2014	2013	2014	2013
Net loss available to common shareholders	$(35,558)	$(9,783)	$(169,007)	$(91,200)
Weighted average common stock outstanding	52,787	52,612	52,749	52,573
Weighted average restricted stock	541	560	531	535
Weighted average common shares outstanding - basic	53,328	53,172	53,280	53,108
Dilutive shares from stock options	—	—	—	—
Weighted average common shares outstanding - diluted	53,328	53,172	53,280	53,108
Basic loss per share	$(0.67)	$(0.18)	$(3.17)	$(1.72)
Diluted loss per share	$(0.67)	$(0.18)	$(3.17)	$(1.72)

In accordance with ASC Topic 260, Earnings Per Share, unvested restricted stock awards issued by Verso Paper contain nonforfeitable rights to dividends and qualify as participating securities.  No dividends have been declared or paid in 2014 or 2013.

For the three-month and nine-month periods ended September 30, 2014, respectively, 4,969,881 and 4,787,402 weighted average potentially dilutive shares from stock options with weighted average exercise prices per share of $2.45 and $2.43, respectively, were excluded from the diluted earnings per share calculation due to the antidilutive effect such shares would have on net loss per common share.

For the three-month and nine-month periods ended September 30, 2013, respectively, 4,440,981 and 4,314,395 weighted average potentially dilutive shares from stock options with weighted average exercise prices per share of $2.38 and 2.41, respectively, were excluded from the diluted earnings per share calculation due to the antidilutive effect such shares would have on net loss per common share.

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

Inventories by major category include the following:

	September 30,	December 31,
(Dollars in thousands)	2014	2013
Raw materials	$18,809	$25,843
Woodyard logs	3,628	6,602
Work-in-process	15,116	14,738
Finished goods	62,553	60,919
Replacement parts and other supplies	28,969	29,585
Inventories	$129,075	$137,687

Asset Retirement Obligations — In accordance with ASC Topic 410, Asset Retirement and Environmental Obligations, a liability and an asset are recorded equal to the present value of the estimated costs associated with the retirement of long-lived assets where a legal or contractual obligation exists.  The liability is accreted over time, and the asset is depreciated over its useful life.  Our asset retirement obligations under this standard relate to closure and post-closure costs for landfills.  Revisions to the liability could occur due to changes in the estimated costs or timing of closure or possible new federal or state regulations affecting the closure. The reduction in the liability for the nine months ended September 30, 2014, was primarily the result of revisions to the estimated closure dates of the landfills due to lower than expected usage.

On September 30, 2014, and December 31, 2013, we had $0.8 million of restricted cash included in Intangibles and other assets in the accompanying condensed consolidated balance sheet related to an asset retirement obligation in the state of Michigan.  This cash deposit is required by the state and may only be used for the future closure of a landfill.

The following table presents an analysis related to our asset retirement obligations which are included in Other liabilities in the accompanying condensed consolidated balance sheets:

	Nine Months Ended
	September 30,
(Dollars in thousands)	2014	2013
Asset retirement obligations, January 1	$13,194	$11,854
Accretion expense	516	628
Settlement of existing liabilities	(225)	(876)
Adjustment to existing liabilities	(3,485)	—
Asset retirement obligations	10,000	11,606
Less: Current portion	(261)	(217)
Non-current portion of asset retirement obligations, September 30	$9,739	$11,389

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

Property, Plant, and Equipment — Property, plant, and equipment is stated at cost, net of accumulated depreciation.  Interest is capitalized on projects meeting certain criteria and is included in the cost of the assets.  The capitalized interest is depreciated over the same useful lives as the related assets.  Expenditures for major repairs and improvements are capitalized, whereas normal repairs and maintenance are expensed as incurred.  Capital expenditures in our condensed consolidated statement of cash flows for the nine months ended September 30, 2013 included $13.7 million received from governmental grants associated with a renewable energy project at our mill in Bucksport, Maine, which were used to offset our capital expenditures on the project.

Interest costs of $0.4 million and $1.6 million were capitalized for the three-month and nine-month periods ended September 30, 2014, respectively. For the three-month and nine-month periods ended September 30, 2013, interest costs of $0.5 million and $0.8 million were capitalized, respectively.

Depreciation is computed using the straight-line method over the assets’ estimated useful lives.  Depreciation expense was $22.4 million and $73.2 million for the three-month and nine-month periods ended September 30, 2014, respectively, compared to $26.1 million and $78.0 million for the three-month and nine-month periods ended September 30, 2013, respectively.

Accumulated Other Comprehensive Income (Loss) — The following tables summarize the changes in Accumulated other comprehensive income (loss) by balance type for the nine months ended September 30, 2014 and 2013:

(Dollars in thousands)	Defined Benefit Pension Items	Total
Accumulated other comprehensive loss as of December 31, 2013	$(11,435)	$(11,435)
Amounts reclassified from Accumulated other comprehensive income to Cost of products sold	635	635
Net decrease in other comprehensive loss	635	635
Accumulated other comprehensive loss as of September 30, 2014	$(10,800)	$(10,800)

(Dollars in thousands)	Losses on Derivative Financial Instruments	Defined Benefit Pension Items	Total
Accumulated other comprehensive loss as of December 31, 2012	(335)	(24,938)	$(25,273)
Amounts reclassified from Accumulated other comprehensive income to Cost of products sold	309	1,711	2,020
Net decrease in other comprehensive loss	309	1,711	2,020
Accumulated other comprehensive loss as of September 30, 2013	$(26)	$(23,227)	$(23,253)

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

On January 3, 2014, Verso Paper, Verso Merger Sub Inc., a Delaware corporation and an indirect, wholly owned subsidiary of Verso Paper, or “Merger Sub,” and NewPage Holdings Inc., a Delaware corporation, or “NewPage,” entered into an Agreement and Plan of Merger, or the “Merger Agreement,” pursuant to which Merger Sub will merge with and into NewPage on the terms and subject to the conditions set forth in the Merger Agreement, with NewPage surviving the merger as an indirect, wholly owned subsidiary of Verso. The consummation of the NewPage acquisition is subject to the satisfaction of certain conditions and is expected to close in the fourth quarter of 2014. Verso has incurred transaction and integration costs of $32.7 million related to the NewPage acquisition which are included in Other loss, net in the accompanying condensed consolidated statements of operations for the nine months ended September 30, 2014.

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

5.  INTANGIBLES AND OTHER ASSETS

Intangibles and other assets consist of the following:

	VERSO PAPER		VERSO HOLDINGS
	September 30,	December 31,	September 30,	December 31,
(Dollars in thousands)	2014	2013	2014	2013
Amortizable intangible assets:
Customer relationships, net of accumulated amortization of $8.6 million on September 30, 2014, and $8.2 million on December 31, 2013	$4,670	$5,120	$4,670	$5,120
Patents, net of accumulated amortization of $0.9 million on September 30, 2014, and on December 31, 2013	211	296	211	296
Total amortizable intangible assets	4,881	5,416	4,881	5,416
Unamortizable intangible assets:
Trademarks	9,880	16,180	9,880	16,180
Other assets:
Financing costs, net of accumulated amortization of $17.3 million on September 30, 2014, and $13.6 million on December 31, 2013	24,543	28,761	24,543	28,761
Deferred major repair	20,117	16,218	20,117	16,218
Replacement parts, net	6,801	3,465	6,801	3,465
Loan to affiliate	—	—	23,305	23,305
Restricted cash	2,835	4,946	2,835	4,946
Other	7,449	6,469	7,449	6,469
Total other assets	61,745	59,859	85,050	83,164
Intangibles and other assets	$76,506	$81,455	$99,811	$104,760

In the third quarter of 2014, we determined that sufficient indicators of a potential impairment of our trademarks existed and we performed an interim analysis of our trademarks for impairment. As a result of our analysis, we determined that the carrying value of our trademarks exceeded their fair value, which was determined using a level 3 fair value measurement. This fair value determination was made using the income approach, which required us to estimate unobservable factors such as a royalty rate and discount rate and identify relevant projected revenue. We recognized an impairment charge of $6.3 million based on a projected reduction of revenues driven primarily by a decline in U.S. demand. The trademark impairment charge is included in Cost of products sold in our condensed consolidated statement of operations.

Amortization expense of intangibles was $0.2 million and $0.5 million for each of the three-month and nine-month periods ended September 30, 2014, respectively, compared to $0.2 million and $0.6 million for three-month and nine-month periods September 30, 2013.

The estimated future amortization expense for intangible assets over the next five years is as follows:

(Dollars in thousands)
2014	$179
2015	615
2016	567
2017	400
2018	300

6.  DEBT

A summary of debt is as follows:

		September 30, 2014			December 31, 2013
	Original	Interest		Fair		Fair
(Dollars in thousands)	Maturity	Rate	Balance	Value	Balance	Value
Verso Paper Holdings LLC
Verso Androscoggin Power LLC Revolving Credit Facility	5/5/2015	5.25%	$40,000	$40,000	$—	$—
Revolving Credit Facilities	5/4/2017	2.66%	72,750	72,750	—	—
11.75% Senior Secured Notes (1)	1/15/2019	11.75%	425,017	418,927	426,076	448,341
11.75% Secured Notes	1/15/2019	11.75%	271,573	229,479	271,573	206,629
8.75% Second Priority Senior Secured Notes (2)	2/1/2019	8.75%	96,436	58,955	395,018	130,363
Second Priority Adjustable Senior Secured Notes (3)	2/1/2019	8.75%	298,701	178,863	—	—
Second Priority Senior Secured Floating Rate Notes	8/1/2014	—%	—	—	13,310	7,986
11.38% Senior Subordinated Notes	8/1/2016	11.38%	40,517	27,797	142,500	64,125
Adjustable Senior Subordinated Notes	8/1/2016	11.38%	101,983	69,965	—	—
Chase NMTC Verso Investment Fund LLC
Loan from Verso Paper Finance Holdings LLC	12/29/2040	6.50%	23,305	23,305	23,305	23,305
Total debt for Verso Paper Holdings LLC			$1,370,282	$1,120,041	$1,271,782	$880,749
Verso Paper Finance Holdings LLC
Loan from Verso Paper Holdings LLC	12/29/2040	6.50%	23,305	23,305	23,305	23,305
Less current maturities of long-term debt			(40,000)	(40,000)	(13,310)	(7,986)
Less loans from affiliates			(46,610)	(46,610)	(46,610)	(46,610)
Total long-term debt for Verso Paper Corp.			$1,306,977	$1,056,736	$1,235,167	$849,458

(1)	Par value of $417,882 on September 30, 2014 and December 31, 2013.

(2)	Par value of $96,647 on September 30, 2014 and $396,000 and December 31, 2013.

(3)	Par value of $299,353 on September 30, 2014.

We determine the fair value of our long-term debt based on market information and a review of prices and terms available for similar obligations.  Our debt is classified as Level 2 within the fair value hierarchy (see also Note 9).

Amounts included in interest expense related to long-term debt and amounts of cash interest payments on long-term debt are as follows:

	VERSO PAPER
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2014	2013	2014	2013
Interest expense	$34,319	$33,527	$101,996	$100,260
Cash interest paid	48,459	66,279	115,569	129,215
Debt issuance cost amortization(1)	2,783	1,353	6,478	4,042
	VERSO HOLDINGS
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2014	2013	2014	2013
Interest expense	$34,697	$33,888	$103,132	$100,809
Cash interest paid	48,837	66,658	116,705	130,199
Debt issuance cost amortization(1)	2,783	1,353	6,478	4,012
(1) Amortization of debt issuance cost is included in interest expense.

Revolving Credit Facilities.  Verso Holdings’ $150.0 million asset-based loan facility, or “ABL Facility,” had $72.8 million outstanding, $41.4 million in letters of credit issued, and $8.0 million available for future borrowing as of September 30, 2014.  Verso Holdings’ $50.0 million cash-flow facility, or “Cash Flow Facility,” had no outstanding balance, no letters of credit issued, and $50.0 million available for future borrowing as of September 30, 2014.  The indebtedness under the revolving credit facilities bears interest at a floating rate based on a margin over a base rate or eurocurrency rate.  As of September 30, 2014, the weighted-average interest rate on outstanding advances was 2.66%.  Verso Holdings is required to pay a commitment fee to the lenders in respect of the unutilized commitments under the revolving credit facilities and other customary fees.  The indebtedness under the ABL Facility and related guarantees are secured by first-priority security interests, subject to permitted liens, in substantially all of Verso Holdings’, Verso Finance’s, and the subsidiary guarantors’ inventory and accounts receivable, or “ABL Priority Collateral,” and second-priority security interests, subject to permitted liens, in substantially all of their other assets, or “Notes Priority Collateral.”  The indebtedness under the Cash Flow Facility and related guarantees are secured, pari passu with the 11.75% Senior Secured Notes due 2019 and related guarantees, by first-priority security interests in the Notes Priority Collateral and second-priority security interests in the ABL Priority Collateral.  The revolving credit facilities will mature on May 4, 2017, unless, on any of the dates that is 91 days prior to the scheduled maturity of the 11.38% Senior Subordinated Notes and the Adjustable Senior Subordinated Notes, an aggregate principal amount in excess of $100.0 million of indebtedness under such existing subordinated notes is outstanding, in which case the revolving credit facilities will mature on such earlier date. On January 3, 2014, Verso Holdings entered into certain amendments to the revolving credit facilities in connection with the NewPage acquisition, in which (a) the lenders under each of our revolving credit facilities consented to the NewPage acquisition and the other transactions contemplated by the Merger Agreement, including the incurrence of certain additional indebtedness, (b) the lenders consented to amendments to allow the sale and/or financing of certain non-core assets and (c) the parties agreed to amend our revolving credit facilities to allow for certain other transactions upon the consummation of the NewPage acquisition and the other transactions contemplated by the Merger Agreement.

Verso Androscoggin Power LLC Revolving Credit Facility. On May 5, 2014, acting through a wholly owned subsidiary, Verso Androscoggin Power LLC, or “VAP,” Verso Holdings entered into a credit agreement providing for a $40.0 million revolving credit facility with Barclays Bank PLC and Credit Suisse AG, Cayman Islands Branch. As of September 30, 2014, the revolving credit facility had a $40.0 million outstanding balance, and nothing available for future borrowing. Borrowings under the credit facility bear interest at a rate equal to an applicable margin plus, at the option of VAP, either (a) a base rate determined by reference to the highest of the U.S. federal funds rate plus 0.5%, the prime rate of the administrative agent, and the adjusted LIBOR for a one-month interest period plus 1.00%, or (b) a eurocurrency rate, or “LIBOR,” determined by reference to the cost of funds for eurocurrency deposits in dollars in the London interbank market for the interest period relevant to such borrowing adjusted for certain additional costs. As of September 30, 2014, the applicable margin for advances under the credit facility is 2.00% for base rate advances and 3.00% for LIBOR advances. On and after November 5, 2014, the applicable margin for advances under the credit facility will be 3.00% for base rate advances and 4.00% for LIBOR advances. As of September 30, 2014, the weighted-average interest rate on outstanding advances was 5.25%. The credit facility will mature on the earliest to occur of (a) May 5, 2015, (b) the date that is 30 days after the consummation of our pending acquisition of NewPage, and (c) the date that is 60 days after the termination of the Merger Agreement or the abandonment of the NewPage acquisition; however, upon written notice by VAP to the administrative agent, VAP may request that the commitments under the credit facility be converted to extend the maturity date. The indebtedness under the credit facility is secured by substantially all of VAP’s assets, which consist principally of four hydroelectric facilities associated with our Androscoggin mill and related electricity transmission equipment. Verso Maine Power Holdings LLC, VAP’s sole member, guarantees the payment of the debt outstanding under the credit facility, and its guaranty is secured by a pledge of its equity interest in VAP. Debt issuance costs of approximately $2.4 million were deferred and will be amortized over the life of the facility.

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

In 2013, Verso Holdings issued $72.9 million aggregate principal amount of its 11.75% Senior Secured Notes due 2019 to certain lenders holding approximately $85.8 million aggregate principal amount of Verso Finance’s Senior Unsecured Term Loans, and net accrued interest through the closing date, at an exchange rate of 85%, in exchange for the assignment to Verso Finance of its Senior Unsecured Term Loans and the cancellation of such loans. There are no longer any outstanding Senior Unsecured Term Loans. In accordance with ASC Topic 470-60, the notes were recorded at the Unsecured Term Loans’ value exchanged and the amount in excess of par will be amortized over the life of the notes. Debt issuance costs of $2.7 million were expensed as incurred and are recorded in Other loss, net on the accompanying condensed consolidated statements of operations. The exchange and funding of the principal and interest payments on the Senior Unsecured Term Loans are recorded as a Return of capital on Verso Holdings’ statement of member's equity and the exchange of $85.8 million represents a non-cash financing activity on Verso Holdings’ statement of cash flows.

Second Priority Adjustable Senior Secured Notes. On July 2, 2014, in accordance with the terms of the Merger Agreement, Verso Holdings and its direct, wholly owned subsidiary, Verso Paper Inc., or collectively the “Issuers,” commenced an offer to exchange their new Second Priority Adjustable Senior Secured Notes, or “New Second Lien Notes,” and warrants issued by Verso Paper that will be mandatorily convertible on a one-for-one basis into shares of Verso Paper’s common stock immediately prior to the NewPage acquisition, or “Warrants,” for any and all of the Issuers’ outstanding 8.75% Second Priority Senior Secured Notes due 2019, or “Old Second Lien Notes” (we refer to this exchange offer as the “Second Lien Notes Exchange Offer”). On August 1, 2014, approximately $299.4 million aggregate principal amount of Old Second Lien Notes were tendered and accepted in exchange for a like amount of New Second Lien Notes and approximately 9.3 million Warrants in the Second Lien Notes Exchange Offer. The Warrants had no fair value at the date of the closing of the Second Lien Notes Exchange Offer. Prior to the consummation of the NewPage acquisition, the New Second Lien Notes will have substantially the same terms as the Old Second Lien Notes in that the New Second Lien Notes will have their original principal amount, will bear interest at a rate of 8.75% per annum, will mature on February 1, 2019, and will be governed by covenants that are substantially the same as the covenants currently governing the Old Second Lien Notes. If the NewPage acquisition does not occur, the New Second Lien Notes will retain their original principal amount and these same terms, and their holders will have the right to receive a special interest payment. The special interest payment represents the accrued interest that would have ordinarily been paid on August 1, 2014, but was deferred as part of the Second Lien Notes Exchange Offer. If the NewPage acquisition does not occur, the accrued interest will be payable to the holders of the New Second Lien Notes on the earlier of (i) the 30th day following the termination of the Merger Agreement and (ii) February 1, 2015. As of September 30, 2014, the accrued interest on the New Second Lien Notes was included in Accrued liabilities in our accompanying condensed consolidated balance sheet.
Adjustable Senior Subordinated Notes. On July 2, 2014, in accordance with the terms of the Merger Agreement, the Issuers also commenced an offer to exchange their new Adjustable Senior Subordinated Notes, or “New Subordinated Notes,” and Warrants for any and all of the Issuers’ outstanding 11.38% Senior Subordinated Notes due 2016, or “Old Subordinated Notes” (we refer to this exchange offer as the “Subordinated Notes Exchange Offer”). On August 1, 2014, approximately $102.0 million aggregate principal amount of Old Subordinated Notes were tendered and accepted in exchange for a like amount of New Subordinated Notes and approximately 5.4 million Warrants in the Subordinated Notes Exchange Offer. The Warrants had no fair value at the date of the closing of the Subordinated Notes Exchange Offer. Prior to the consummation of the NewPage acquisition, the New Subordinated Notes will have substantially the same terms as the Old Subordinated Notes in that the New Subordinated Notes will have their original principal amount, will bear interest at a rate of 11.38% per annum, will mature on August 1, 2016, and will be governed by covenants that are substantially the same as the covenants currently governing the Old Subordinated Notes. If the NewPage acquisition does not occur, the New Subordinated Notes will retain their original principal amount and these same terms, and their holders will have the right to receive a special interest payment. The special interest payment represents the accrued interest that would have ordinarily been paid on August 1, 2014, but was deferred as part of the Subordinated Notes Exchange Offer. If the NewPage acquisition does not occur, the accrued interest will be payable to the holders of the New Subordinated Notes on the earlier of (i) the 30th day following the termination of the Merger Agreement and (ii) February 1, 2015. As of September 30, 2014, the accrued interest on the New Subordinated Notes was included in Accrued liabilities in our accompanying condensed consolidated balance sheet.
In connection with the Second Lien Notes Exchange Offer and the Subordinated Notes Exchange Offer, the Issuers solicited and received consents to amend the Old Second Lien Notes, the Old Subordinated Notes, and the indentures governing such notes in order to (i) eliminate or waive substantially all of the restrictive covenants contained in the indentures governing such notes, (ii) eliminate certain events of default, (iii) modify covenants regarding mergers and consolidations, and (iv) modify or eliminate certain other provisions, including, in some cases, certain provisions relating to defeasance, contained in such indentures and such notes. In addition, the Issuers solicited and received consents to release the liens and security interests in the collateral securing the Old Second Lien Notes. We refer to the Second Lien Notes Exchange Offer, the Subordinated Notes Exchange Offer, and the transactions in connection therewith collectively as the “Exchange Offers.” Accrued debt issuance costs related to the Exchange Offers of approximately $6.1 million were expensed as incurred and are recorded in Other loss, net on the accompanying condensed consolidated statements of operations.
As of September 30, 2014, we were in compliance with the covenants in our debt agreements.

7.  RETIREMENT PLANS

We maintain defined benefit pension plans that provide retirement benefits for certain current and former hourly employees. The pension plans provide defined benefits based on years of credited service times a specified flat dollar benefit rate.

The following table summarizes the components of net periodic benefit cost for the three-month and nine-month periods ended September 30, 2014 and 2013:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2014	2013	2014	2013
Components of net periodic benefit cost:
Service cost	$1,437	$1,653	$4,311	$4,960
Interest cost	920	778	2,760	2,336
Expected return on plan assets	(904)	(825)	(2,713)	(2,477)
Amortization of prior service cost	163	162	489	488
Amortization of actuarial loss	48	408	146	1,223
Net periodic benefit cost	$1,664	$2,176	$4,993	$6,530

The estimated net actuarial loss and prior service cost that are amortized from Accumulated other comprehensive loss and into net periodic pension cost are classified into Cost of products sold on our accompanying condensed consolidated statement of operations.

We make contributions that are sufficient to fully fund our actuarially determined costs, generally equal to the minimum amounts required by the Employee Retirement Income Security Act, or “ERISA.”  We made contributions to the pension plans of approximately $5.2 million and $6.9 million for the three-month and nine-month periods ended September 30, 2014, respectively. In the remainder of 2014, we expect to make cash contributions of approximately $1.0 million to the pension plans. We made contributions of $0.4 million to the pension plans for the three-month and nine-month periods ended September 30, 2013.

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

The following table presents information about the volume and fair value amounts of our derivative instruments:

	September 30, 2014		December 31, 2013
		Fair Value Assets/(Liabilities)		Fair Value Assets/(Liabilities)
(Dollars in thousands)	MMBTUs		MMBTUs
Derivative contracts not currently designated as hedging instruments:
Fixed price energy swaps:
Notional amount	3,110,197		6,652,070
Prepaid expenses and other assets		$5,848		$15,505
Accrued liabilities		(1,086)		(4,959)

The following tables present information about the effect of our derivative instruments on Accumulated other comprehensive loss and the consolidated statements of operations:

	Loss Reclassified from Accumulated OCI		Gain Recognized on Derivatives
	Three Months Ended September 30,
(Dollars in thousands)	2014	2013	2014	2013
Derivative contracts not currently designated as hedging instruments:
Fixed price energy swaps	$—	$(64)	$2,616	$869

	Loss Reclassified from Accumulated OCI		Gain (Loss) Recognized on Derivatives
	Nine Months Ended September 30,
(Dollars in thousands)	2014	2013	2014	2013
Derivative contracts not currently designated as hedging instruments:
Fixed price energy swaps	$—	$(309)	$14,984	$(749)
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

▪ Level 3:	Unobservable inputs reflecting management's own assumption about the inputs used in pricing the asset or liability at the measurement date.

The following table summarizes the balances of assets and liabilities measured at fair value on a recurring basis:

(Dollars in thousands)	Total	Level 1	Level 2	Level 3
September 30, 2014
Assets:
Deferred compensation assets	$3,384	$3,384	$—	$—
Commodity swaps	5,848	—	5,848	—
Liabilities:
Commodity swaps	$1,086	$—	$1,086	$—
December 31, 2013
Assets:
Commodity swaps	$15,505	$—	$15,505	$—
Deferred compensation assets	3,495	3,495	—	—
Liabilities:
Commodity swaps	$4,959	$—	$4,959	$—
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

Verso Quinnesec Renewable Energy Project — On December 29, 2010, Verso Quinnesec REP LLC, an indirect, wholly-owned subsidiary of Verso Holdings, entered into a financing transaction with Chase NMTC Verso Investment Fund, LLC, or the “Investment Fund,” a consolidated variable interest entity (see Note 12 – New Market Tax Credit Entities).  Under this arrangement, Verso Holdings loaned $23.3 million to Verso Finance at an interest rate of 6.5% per year and with a maturity of December 29, 2040, and Verso Finance, in turn, loaned the funds on similar terms to the Investment Fund.  The Investment Fund then contributed the loan proceeds to certain community development entities, which, in turn, loaned the funds on similar terms to Verso Quinnesec REP LLC as partial financing for the renewable energy project at our mill in Quinnesec, Michigan.  As of both September 30, 2014, and December 31, 2013, Verso Holdings had a $23.3 million long-term receivable due from Verso Finance, representing these funds and accrued interest receivable of $0.1 million, while the Investment Fund had an outstanding loan of $23.3 million due to Verso Finance and accrued interest payable of $0.1 million.  In addition, for both the three-month and nine-month periods ended September 30, 2014 and 2013, Verso Holdings recognized interest income from Verso Finance of $0.3 million and $1.1 million, respectively and the Investment Fund recognized interest expense to Verso Finance of $0.3 million and $1.1 million, respectively.

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

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
(Dollars in thousands)	2013	2013	Cumulative Incurred
Property and equipment	$—	$—	$73,589
Severance and benefit costs	37	688	35,065
Write-off of spare parts and inventory	—	—	9,212
Trademark impairment	—	—	3,693
Write-off of purchase obligations and commitments	—	(594)	1,826
Other miscellaneous costs	108	1,233	4,861
Total restructuring costs	$145	$1,327	$128,246

There were no restructuring costs incurred during the three-month and nine-month periods ended September 30, 2014, and there was no remaining restructuring reserve liability as of September 30, 2014.

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

The following table summarizes the impact of the VIE consolidated by Verso Holdings as of September 30, 2014, and December 31, 2013:

	VERSO PAPER		VERSO HOLDINGS
	September 30,	December 31,	September 30,	December 31,
(Dollars in thousands)	2014	2013	2014	2013
Current assets	$14	$15	$14	$15
Non-current assets	85	85	23,390	23,390
Total assets	$99	$100	$23,404	$23,405
Current liabilities	15	15	141	141
Long-term debt	—	—	23,305	23,305
Other non-current liabilities	7,923	7,923	7,923	7,923
Total liabilities	$7,938	$7,938	$31,369	$31,369
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

The following table summarizes the industry segment data for the three-month and nine-month periods ended September 30, 2014 and 2013:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2014	2013	2014	2013
Net sales
Coated papers	$261,528	$292,814	$705,244	$796,367
Hardwood market pulp	36,732	40,166	118,781	115,545
Other	51,967	41,896	146,231	126,569
Total	$350,227	$374,876	$970,256	$1,038,481
Operating income (loss)
Coated papers	$6,782	$19,557	$(42,353)	$5,259
Hardwood market pulp	4,891	7,322	16,550	13,918
Other	2,874	(2,227)	(4,162)	(4,141)
Total	$14,547	$24,652	$(29,965)	$15,036
Depreciation, amortization, and depletion
Coated papers	$17,446	$19,921	$54,364	$59,044
Hardwood market pulp	3,128	4,343	12,115	13,181
Other	2,529	2,069	7,765	6,395
Total	$23,103	$26,333	$74,244	$78,620
Capital spending
Coated papers	$4,390	$11,290	$26,554	$23,360
Hardwood market pulp	2,222	1,513	6,708	2,216
Other	126	107	455	1,127
Total	$6,738	$12,910	$33,717	$26,703

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

Verso Holdings, or the “Parent Issuer,” and its direct, 100% owned subsidiary, Verso Paper Inc., or the “Subsidiary Issuer,” are the issuers of the 11.75% Senior Secured Notes due 2019, the 11.75% Secured Notes due 2019, the 8.75% Second Priority Senior Secured Notes due 2019, the Second Priority Adjustable Senior Secured Notes, the 11.38% Senior Subordinated Notes due 2016, and the Adjustable Senior Subordinated Notes, or collectively, the “Notes.”  In accordance with ASU 2013-04 related to joint and several liability arrangements, the Notes have been recorded by the Parent Issuer as it is the intent of the issuers for the Parent Issuer to settle the obligation. The Notes are jointly and severally guaranteed on a full and unconditional basis by the Parent Issuer’s direct and indirect, 100% owned subsidiaries, excluding the Subsidiary Issuer, Bucksport Leasing LLC, Verso Quinnesec REP LLC, Verso Bucksport Power LLC, and Verso Androscoggin Power LLC, or collectively, the “Guarantor Subsidiaries.”  Chase NMTC Verso Investment Fund, LLC, a consolidated VIE of Verso Holdings, is a “Non-Guarantor Affiliate.”

Verso Paper Holdings LLC
Condensed Consolidating Balance Sheet
September 30, 2014

	Parent	Subsidiary	Guarantor	Non- Guarantor	Non- Guarantor
(Dollars in thousands)	Issuer	Issuer	Subsidiaries	Subsidiaries	Affiliate	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$—	$—	$11,829	$5	$10	$—	$11,844
Accounts receivable, net	—	—	96,317	—	—	—	96,317
Inventories	—	—	129,075	—	—	—	129,075
Prepaid expenses and other assets	—	—	16,688	1,674	4	—	18,366
Current assets	—	—	253,909	1,679	14	—	255,602
Property, plant, and equipment, net	—	—	664,633	23,380	—	(289)	687,724
Intercompany/affiliate receivable	1,375,370	—	2,343	36,124	31,153	(1,444,990)	—
Intangibles and other assets, net(1)	—	—	97,638	2,088	85	—	99,811
Total assets	$1,375,370	$—	$1,018,523	$63,271	$31,252	$(1,445,279)	$1,043,137
LIABILITIES AND MEMBER'S EQUITY
Accounts payable	$—	$—	$88,259	$—	$15	$—	$88,274
Accrued liabilities	44,590	—	72,902	306	126	—	117,924
Current maturities of long-term debt	—	—	—	40,000	—	—	40,000
Current liabilities	44,590	—	161,161	40,306	141	—	246,198
Intercompany/affiliate payable	—	—	1,411,494	33,496	—	(1,444,990)	—
Investment in subsidiaries	601,955	—	13,043	—	—	(614,998)	—
Long-term debt(2)	1,306,977	—	—	—	23,305	—	1,330,282
Other liabilities	—	—	36,886	—	8,128	(205)	44,809
Member's (deficit) equity	(578,152)	—	(604,061)	(10,531)	(322)	614,914	(578,152)
Total liabilities and equity	$1,375,370	$—	$1,018,523	$63,271	$31,252	$(1,445,279)	$1,043,137

(1)	Intangibles and other assets, net of Guarantor Subsidiaries include $23.3 million of a long-term note receivable from Verso Finance.

(2)	Long-term debt of Non-Guarantor Affiliate is payable to Verso Finance.

Verso Paper Holdings LLC
Condensed Consolidating Balance Sheet
December 31, 2013

	Parent	Subsidiary	Guarantor	Non- Guarantor	Non- Guarantor
(Dollars in thousands)	Issuer	Issuer	Subsidiaries	Subsidiaries	Affiliate	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$—	$—	$11,230	$—	$10	$—	$11,240
Accounts receivable, net	—	—	104,624	—	—	—	104,624
Inventories	—	—	137,687	—	—	—	137,687
Assets held for sale	—	—	50	—	—	—	50
Prepaid expenses and other assets	—	—	20,616	—	5	—	20,621
Current assets	—	—	274,207	—	15	—	274,222
Property, plant, and equipment, net	—	—	724,063	19,171	—	(288)	742,946
Intercompany/affiliate receivable	1,335,323	—	1,393	—	31,153	(1,367,869)	—
Intangibles and other assets, net(1)	—	—	103,424	1,251	85	—	104,760
Total assets	$1,335,323	$—	$1,103,087	$20,422	$31,253	$(1,368,157)	$1,121,928
LIABILITIES AND MEMBER'S EQUITY
Accounts payable	$—	$—	$88,397	$—	$15	$—	$88,412
Accrued liabilities	58,847	—	63,462	—	126	—	122,435
Current maturities of long-term debt	13,310	—	—	—	—	—	13,310
Current liabilities	72,157	—	151,859	—	141	—	224,157
Intercompany/affiliate payable	—	—	1,335,323	32,546	—	(1,367,869)	—
Investment in subsidiaries(3)	439,125	—	12,124	—	—	(451,249)	—
Long-term debt(2)	1,235,167	—	—	—	23,305	—	1,258,472
Other liabilities	—	—	42,502	—	8,087	(164)	50,425
Member's (deficit) equity	(411,126)	—	(438,721)	(12,124)	(280)	451,125	(411,126)
Total liabilities and equity	$1,335,323	$—	$1,103,087	$20,422	$31,253	$(1,368,157)	$1,121,928

(1)	Intangibles and other assets, net of Guarantor Subsidiaries include $23.3 million of a long-term note receivable from Verso Finance.

(2)	Long-term debt of Non-Guarantor Affiliate is payable to Verso Finance.

(3)	Investment in subsidiaries has been corrected to reflect presentation as a liability in conformity with current year presentation.

Verso Paper Holdings LLC
Condensed Consolidating Statements of Operations and Comprehensive Income
Three Months Ended September 30, 2014

	Parent	Subsidiary	Guarantor	Non- Guarantor	Non- Guarantor
(Dollars in thousands)	Issuer	Issuer	Subsidiaries	Subsidiaries	Affiliate	Eliminations	Consolidated
Net sales	$—	$—	$350,227	$957	$—	$(957)	$350,227
Cost of products sold (exclusive of depreciation, amortization, and depletion)	—	—	295,364	396	—	(957)	294,803
Depreciation, amortization, and depletion	—	—	22,717	386	14	(14)	23,103
Selling, general, and administrative expenses	—	—	18,130	(364)	8	—	17,774
Interest income	(35,450)	—	(380)	—	(387)	35,837	(380)
Interest expense	35,450	—	35,067	2,025	379	(35,837)	37,084
Other loss, net	—	—	14,006	—	—	—	14,006
Equity in net loss of subsidiaries	(36,163)	—	—	—	—	36,163	—
Net loss	$(36,163)	$—	$(34,677)	$(1,486)	$(14)	$36,177	$(36,163)
Other comprehensive income	211	—	211	—	—	(211)	211
Comprehensive loss	$(35,952)	$—	$(34,466)	$(1,486)	$(14)	$35,966	$(35,952)

Verso Paper Holdings LLC
Condensed Consolidating Statements of Operations and Comprehensive Income
Nine Months Ended September 30, 2014

	Parent	Subsidiary	Guarantor	Non- Guarantor	Non- Guarantor
(Dollars in thousands)	Issuer	Issuer	Subsidiaries	Subsidiaries	Affiliate	Eliminations	Consolidated
Net sales	$—	$—	$970,256	$1,706	$—	$(1,706)	$970,256
Cost of products sold (exclusive of depreciation, amortization, and depletion)	—	—	873,823	683	—	(1,706)	872,800
Depreciation, amortization, and depletion	—	—	73,237	1,007	41	(41)	74,244
Selling, general, and administrative expenses	—	—	54,211	(1,058)	24	—	53,177
Interest income	(105,804)	—	(1,138)	—	(1,160)	106,964	(1,138)
Interest expense	105,804	—	104,214	3,804	1,136	(106,964)	107,994
Other loss, net	—	—	32,773	—	—	—	32,773
Equity in net loss of subsidiaries	(169,594)	—	—	—	—	169,594	—
Net loss	$(169,594)	$—	$(166,864)	$(2,730)	$(41)	$169,635	$(169,594)
Other comprehensive income	635	—	635	—	—	(635)	635
Comprehensive loss	$(168,959)	$—	$(166,229)	$(2,730)	$(41)	$169,000	$(168,959)

Verso Paper Holdings LLC
Condensed Consolidating Statements of Operations and Comprehensive Income
Three Months Ended September 30, 2013

	Parent	Subsidiary	Guarantor	Non- Guarantor	Non- Guarantor
(Dollars in thousands)	Issuer	Issuer	Subsidiaries	Subsidiary	Affiliate	Eliminations	Consolidated
Net sales	$—	$—	$374,876	$—	$—	$—	$374,876
Cost of products sold (exclusive of depreciation, amortization, and depletion)	—	—	305,718	—	—	—	305,718
Depreciation, amortization, and depletion	—	—	26,064	269	13	(13)	26,333
Selling, general, and administrative expenses	—	—	18,453	(433)	8	—	18,028
Restructuring charges	—	—	145	—	—	—	145
Interest income	(34,843)	—	(384)	—	(387)	35,230	(384)
Interest expense	34,843	—	34,335	394	379	(35,230)	34,721
Other loss, net	70	—	—	—	—	—	70
Equity in net loss of subsidiaries	(9,685)	—	—	—	—	9,685	—
Net loss	$(9,755)	$—	$(9,455)	$(230)	$(13)	$9,698	$(9,755)
Other comprehensive income	634	—	634	—	—	(634)	634
Comprehensive loss	$(9,121)	$—	$(8,821)	$(230)	$(13)	$9,064	$(9,121)

Verso Paper Holdings LLC
Condensed Consolidating Statements of Operations and Comprehensive Income
Nine Months Ended September 30, 2013

	Parent	Subsidiary	Guarantor	Non- Guarantor	Non- Guarantor
(Dollars in thousands)	Issuer	Issuer	Subsidiaries	Subsidiary	Affiliate	Eliminations	Consolidated
Net sales	$—	$—	$1,038,481	$—	$—	$—	$1,038,481
Cost of products sold (exclusive of depreciation, amortization, and depletion)	—	—	891,465	—	—	—	891,465
Depreciation, amortization, and depletion	—	—	77,814	806	41	(41)	78,620
Selling, general, and administrative expenses	—	—	57,254	(1,274)	24	—	56,004
Restructuring charges	—	—	1,327	—	—	—	1,327
Other operating income	—	—	(3,971)	—	—	—	(3,971)
Interest income	(103,628)	—	(1,156)	—	(1,160)	104,788	(1,156)
Interest expense	103,628	—	102,822	1,181	1,136	(104,788)	103,979
Other loss, net	2,776	—	—	—	—	—	2,776
Equity in net loss of subsidiaries	(87,787)	—	—	—	—	87,787	—
Net loss	$(90,563)	$—	$(87,074)	$(713)	$(41)	$87,828	$(90,563)
Other comprehensive income	2,020	—	2,020	—	—	(2,020)	2,020
Comprehensive loss	$(88,543)	$—	$(85,054)	$(713)	$(41)	$85,808	$(88,543)

Verso Paper Holdings LLC
Condensed Consolidating Statements of Cash Flows
Nine Months Ended September 30, 2014

				Non-	Non-
	Parent	Subsidiary	Guarantor	Guarantor	Guarantor
(Dollars in thousands)	Issuer	Issuer	Subsidiaries	Subsidiary	Affiliate	Eliminations	Consolidated
Net cash used in operating activities	$—	$—	$(70,184)	$863	$—	$—	$(69,321)
Cash flows from investing activities:
Proceeds from sale of assets	—	—	351	—	—	—	351
Transfers from (to) restricted cash	—	—	2,020	(1,408)	—	—	612
Capital expenditures	—	—	(33,717)	—	—	—	(33,717)
Other investing activities	—	—	5,020	—	—	—	5,020
Advances to subsidiaries	(277,956)	—	—	—	—	277,956	—
Payments from subsidiaries	217,863	—	—	—	—	(217,863)	—
Net cash used in investing activities	(60,093)	—	(26,326)	(1,408)	—	60,093	(27,734)
Cash flows from financing activities:
Borrowings on revolving credit facilities	240,250	—	—	100,199	—	—	340,449
Payments on revolving credit facilities	(167,500)	—	—	(60,199)	—	—	(227,699)
Debt issuance costs	—	—	—	(2,434)	—	—	(2,434)
Repayments of long-term debt	(13,310)	—	—	—	—	—	(13,310)
Contribution from Verso Paper	690	—	—	—	—	—	690
Cash distributions	(37)	—	—	—	—	—	(37)
Return of capital to Parent Issuer	—	—	—	(892)	—	892	—
Advances from parent	—	—	277,956	—	—	(277,956)	—
Payments to parent	—	—	(180,847)	(36,124)	—	216,971	—
Net cash provided by financing activities	60,093	—	97,109	550	—	(60,093)	97,659
Change in cash and cash equivalents	—	—	599	5	—	—	604
Cash and cash equivalents at beginning of period	—	—	11,230	—	10	—	11,240
Cash and cash equivalents at end of period	$—	$—	$11,829	$5	$10	$—	$11,844

Verso Paper Holdings LLC
Condensed Consolidating Statements of Cash Flows
Nine Months Ended September 30, 2013

				Non-	Non-
	Parent	Subsidiary	Guarantor	Guarantor	Guarantor
(Dollars in thousands)	Issuer	Issuer	Subsidiaries	Subsidiary	Affiliate	Eliminations	Consolidated
Net cash used in operating activities	$—	$—	$(66,473)	$78	$(7)	$—	$(66,402)
Cash flows from investing activities:
Proceeds from sale of assets	—	—	28,357	—	—	—	28,357
Transfers to restricted cash	—	—	(941)	(78)	—	—	(1,019)
Capital expenditures	—	—	(26,703)	—	—	—	(26,703)
Return of capital to Parent Issuer	8,653	—	—	—	—	(8,653)	—
Advances to subsidiaries	(127,500)	—	—	—	—	127,500	—
Payments from subsidiaries	105,353	—	—	—	—	(105,353)	—
Net cash provided by investing activities	(13,494)	—	713	(78)	—	13,494	635
Cash flows from financing activities:
Borrowings on revolving credit facilities	127,500	—	—	—	—	—	127,500
Payments on revolving credit facilities	(105,000)	—	—	—	—	—	(105,000)
Debt issuance costs	(220)	—	—	—	—	—	(220)
Return of capital to Verso Paper	(8,653)	—	—	—	—	—	(8,653)
Cash distributions	(133)	—	—	—	—	—	(133)
Return of capital to Parent Issuer	—	—	(8,653)	—	—	8,653	—
Advances from parent	—	—	127,500	—	—	(127,500)	—
Payments to parent	—	—	(105,353)	—	—	105,353	—
Net cash (used in) provided by financing activities	13,494	—	13,494	—	—	(13,494)	13,494
Change in cash and cash equivalents	—	—	(52,266)	—	(7)	—	(52,273)
Cash and cash equivalents at beginning of period	—	—	61,453	—	17	—	61,470
Cash and cash equivalents at end of period	$—	$—	$9,187	$—	$10	$—	$9,197
Advances to and payments from subsidiaries amounts have been corrected to be presented in investing activities in conformity with current year presentation.

16. SUBSEQUENT EVENT
On October 1, 2014, we announced plans to close our paper mill in Bucksport, Maine. The closure of the mill is expected to occur in the fourth quarter of 2014. The mill closure will reduce Verso’s coated groundwood paper production capacity by approximately 350,000 tons and its specialty paper production capacity by approximately 55,000 tons.
The mill closure will result in pre-tax cash severance and other shutdown charges of approximately $35-45 million to be recorded in 2014 and 2015. The estimated cash charges consist of approximately $30-35 million in severance costs and approximately $5-10 million in other shutdown costs. Verso currently is analyzing options for the disposition of mill assets and thus does not have sufficient information to estimate the pre-tax noncash asset impairment and accelerated depreciation charges at this time. Verso expects that the noncash charges will be recognized in 2014.
Costs associated with shutdown activities are based on currently available information and reflect management’s best estimates; accordingly, actual cash costs and non-cash charges and their timing may differ from the projections stated above.

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

Financial Summary

Our net sales for the third quarter of 2014 decreased $24.7 million, or 6.6%, compared to the third quarter of 2013, reflecting a 2.7% decrease in average sales price per ton and a 4.0% decline in total sales volume. Prices for pulp and coated paper declined year over year, while our specialty grade pricing remained flat.

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

On October 30, 2014, in order to address potential antitrust considerations related to the NewPage Acquisition, NewPage Corporation, NewPage Wisconsin System Inc., and Rumford Paper Company, each an indirect, wholly owned subsidiary of NewPage, or the “Seller Parties,” and Catalyst Paper Holdings Inc., or “Catalyst,” entered into an Asset Purchase Agreement, or the “Divestiture Agreement,” pursuant to which the Seller Parties will sell NewPage Wisconsin’s paper mill located in Biron, Wisconsin, and NewPage Rumford’s paper mill located in Rumford, Maine, to Catalyst for a total price of approximately $74 million in cash, subject to customary post-closing adjustment, or collectively, the “Divestiture.” In connection with the Divestiture, NewPage and Verso each guaranteed to Catalyst the obligations of the Seller Parties under the Divestiture Agreement and certain related transactional documents, and Catalyst Paper Corporation, the ultimate parent of Catalyst, guaranteed to the Seller Parties and Verso the obligations of Catalyst under the Divestiture Agreement and certain related transactional documents. The completion of the Divestiture is subject to customary closing conditions, including completion of the NewPage Acquisition, though there is no financing condition to Catalyst’s obligation to consummate the Divestiture.

We anticipate that both the NewPage Acquisition and the Divestiture will be completed in the fourth quarter of 2014, subject to antitrust regulatory clearance of the NewPage Acquisition.

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

VERSO PAPER CORP.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2014	2013	2014	2013
Net sales	$350,227	$374,876	$970,256	$1,038,481
Costs and expenses:
Cost of products sold - (exclusive of depreciation, amortization, and depletion)	294,803	305,718	872,800	891,465
Depreciation, amortization, and depletion	23,103	26,333	74,244	78,620
Selling, general, and administrative expenses	17,774	18,028	53,177	56,004
Restructuring charges	—	145	—	1,327
Total operating expenses	335,680	350,224	1,000,221	1,027,416
Other operating income	—	—	—	(3,971)
Operating income (loss)	14,547	24,652	(29,965)	15,036
Interest income	(1)	(6)	(2)	(20)
Interest expense	36,706	34,360	106,858	103,460
Other loss, net	14,006	70	32,773	2,776
Loss before income taxes	(36,164)	(9,772)	(169,594)	(91,180)
Income tax (benefit) expense	(606)	11	(587)	20
Net loss	$(35,558)	$(9,783)	$(169,007)	$(91,200)

VERSO PAPER HOLDINGS LLC

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2014	2013	2014	2013
Net sales	$350,227	$374,876	$970,256	$1,038,481
Costs and expenses:
Cost of products sold - (exclusive of depreciation, amortization, and depletion)	294,803	305,718	872,800	891,465
Depreciation, amortization, and depletion	23,103	26,333	74,244	78,620
Selling, general, and administrative expenses	17,774	18,028	53,177	56,004
Restructuring charges	—	145	—	1,327
Total operating expenses	335,680	350,224	1,000,221	1,027,416
Other operating income	—	—	—	(3,971)
Operating income (loss)	14,547	24,652	(29,965)	15,036
Interest income	(380)	(384)	(1,138)	(1,156)
Interest expense	37,084	34,721	107,994	103,979
Other loss, net	14,006	70	32,773	2,776
Net loss	$(36,163)	$(9,755)	$(169,594)	$(90,563)

Third Quarter of 2014 Compared to Third Quarter of 2013

Net Sales.  Net sales for the third quarter of 2014 decreased 6.6% to $350.2 million from $374.9 million in the third quarter of 2013, reflecting a 2.7% decrease in average sales price per ton and a 4.0% decline in total sales volume.

Net sales for our coated papers segment decreased 10.7% in the third quarter of 2014 to $261.5 million from $292.8 million for the same period in 2013, due to a 6.9% decrease in paper sales volume and a 4.1% decline in average sales price per ton. The declines in sales volume and price were driven by declining demand for coated papers.

Net sales for our market pulp segment decreased 8.5% in the third quarter of 2014 to $36.8 million from $40.1 million for the same period in 2013.  Sales volume declined 7.3% as we took an annual maintenance outage in the third quarter versus an outage in the second quarter last year. The average sales price per ton decreased 1.4% compared to the third quarter of 2013.

Net sales for our other segment increased 24.0% to $51.9 million in third quarter of 2014 from $42.0 million in the third quarter of 2013.  The overall increase was driven by a 24.3% increase in sales volume, while the average sales price per ton remained flat.

Cost of sales.  Cost of sales, including depreciation, amortization, and depletion, was $317.9 million in the third quarter of 2014 compared to $332.1 million in 2013.  Our gross margin, excluding depreciation, amortization, and depletion, was 15.8% for the third quarter of 2014 and 18.4% for the third quarter of 2013. The decline in gross margin is primarily attributable to a non-cash trademark impairment charge of $6.3 million recorded in the third quarter of 2014. Depreciation, amortization, and depletion expenses were $23.1 million for the third quarter of 2014 compared to $26.3 million for the third quarter of 2013.

Selling, general, and administrative.  Selling, general, and administrative expenses were $17.8 million in the third quarter of 2014 compared to $18.0 million for the third quarter of 2013.

Interest expense.  Verso Paper’s interest expense for the third quarter of 2014 was $36.7 million compared to $34.4 million for the same period in 2013.  Verso Holdings’ interest expense was $37.1 million for the third quarter of 2014 compared to $34.7 million for the same period in 2013.

Other loss, net.  Other loss, net for the third quarter of 2014 was $14.0 million and reflected costs incurred in connection with the NewPage acquisition. Other loss, net of $0.1 million for the same period in 2013 reflected losses related to debt refinancing.

First Nine Months of 2014 Compared to First Nine Months of 2013

Net Sales.  Net sales for the nine months ended September 30, 2014, decreased 6.6% to $970.2 million from $1,038.5 million in the nine months ended September 30, 2013, due to a 3.7% decline in total sales volume and a 2.9% decrease in average sales price per ton compared to the same period last year.

Net sales for our coated papers segment decreased 11.4% for the nine months ended September 30, 2014 to $705.2 million from $796.4 million for the same period in 2013, due partly to a 7.2% decline in paper sales volume.  The average sales price per ton of coated paper also decreased 4.6% compared to the same period last year.

Net sales for our market pulp segment increased 2.8% for the nine months ended September 30, 2014 to $118.8 million from $115.5 million for the same period in 2013.  The average sales price per ton increased 4.9% compared to the nine months ended September 30, 2013, while sales volume decreased 2.0% compared to the same period last year.

Net sales for our other segment increased 15.5% to $146.2 million in the nine months ended September 30, 2014 from $126.6 million in the nine months ended September 30, 2013.  Sales volume increased 18.7% for the nine months ended September 30, 2014 compared to the same period last year, while the average sales price decreased 2.7% compared to the same period last year.

Cost of sales.  Cost of sales, including depreciation, amortization, and depletion, was $947.0 million in the nine months ended September 30, 2014 compared to $970.1 million in 2013.  Our gross margin, excluding depreciation, amortization, and depletion, was 10.0% for the nine months ended September 30, 2014 compared to 14.2% for the nine months ended September 30, 2013, reflecting higher average sales prices in 2013. Depreciation, amortization, and depletion expenses were $74.2 million for the nine months ended September 30, 2014 compared to $78.6 million for the nine months ended September 30, 2013.

Selling, general, and administrative.  Selling, general, and administrative expenses were $53.2 million in the nine months ended September 30, 2014 compared to $56.0 million in 2013.

Restructuring charges.  Restructuring charges for the nine months ended September 30, 2013 were $1.3 million and consisted primarily of facility operations and personnel costs for the former Sartell mill site through the date of sale.

Other operating income.  Other operating income for the nine months ended September 30, 2013 was $4.0 million and consisted of the gain on the sales of the former Sartell mill and the assets of Verso Fiber Farm LLC.

Interest expense.  Verso Paper’s interest expense for the nine months ended September 30, 2014 was $106.9 million compared to $103.5 million for the same period in 2013.  Verso Holdings’ interest expense was $108.0 million for the nine months ended September 30, 2014 compared to $104.0 million for the same period in 2013.

Other loss, net.  Other loss, net was $32.7 million for the nine months ended September 30, 2014 and reflected costs incurred in connection with the NewPage acquisition. Other loss, net of $2.8 million in the nine months ended September 30, 2013, was primarily attributable to losses related to debt refinancing.

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

	VERSO PAPER
	Nine Months	Year	Nine Months	Twelve Months
	Ended	Ended	Ended	Ended
	September 30,	December 31,	September 30,	September 30,
(Dollars in millions)	2013	2013	2014	2014
Cash flows from operating activities	$(66.7)	$(27.7)	$(68.8)	$(29.8)
Income tax benefit	—	(0.6)	(0.6)	(1.2)
Amortization of debt issuance costs	(4.0)	(5.4)	(6.5)	(7.9)
Accretion of discount on long-term debt	(0.4)	(0.6)	(0.5)	(0.7)
Trademark impairment	—	(1.6)	(6.3)	(7.9)
Equity award expense	(1.4)	(1.8)	(1.3)	(1.7)
Interest expense	103.5	137.8	106.9	141.2
Gain (loss) on disposal of assets	4.0	4.0	(0.2)	(0.2)
Other, net	0.2	0.8	(7.3)	(6.7)
Changes in assets and liabilities, net	55.7	25.8	(3.9)	(33.8)
EBITDA	90.9	130.7	11.5	51.3
NewPage acquisition-related costs (1)	—	5.2	32.7	37.9
Trademark impairment (2)	—	1.6	6.3	7.9
Hedge (gains) losses (3)	(1.8)	(14.3)	5.8	(6.7)
Equity award expense (4)	1.4	1.8	1.3	1.7
Restructuring charges (5)	1.3	1.4	—	0.1
Loss on extinguishment of debt, net (6)	2.8	2.8	—	—
Other items, net (7)	(1.7)	0.3	2.6	4.6
Adjusted EBITDA before pro forma effects of profitability program	92.9	129.5	60.2	96.8

(1)	Represents costs incurred in connection with the NewPage acquisition.

(2)	Represents non-cash impairment charge on trademarks.

(3)	Represents unrealized (gains) losses on energy-related derivative contracts.

(4)	Represents amortization of non-cash incentive compensation.

(5)	Represents costs primarily associated with the closure of the former Sartell mill in 2012.

(6)	Represents net losses related to debt refinancing.

(7)	Represents miscellaneous non-cash and other earnings adjustments, including the gains on sales of the former Sartell mill and the Fiber Farm assets in 2013.

	VERSO PAPER
	Nine Months	Year	Nine Months	Twelve Months
	Ended	Ended	Ended	Ended
	September 30,	December 31,	September 30,	September 30,
(Dollars in millions)	2013	2013	2014	2014
Net loss	$(91.2)	$(111.2)	$(169.0)	$(189.0)
Income tax benefit	—	(0.6)	(0.6)	(1.2)
Interest expense	103.5	137.8	106.9	141.2
Depreciation, amortization, and depletion	78.6	104.7	74.2	100.3
EBITDA	$90.9	$130.7	$11.5	51.3

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

Liquidity and Capital Resources

We have historically relied primarily upon cash flows from operations and borrowings under our revolving credit facilities to finance operations, capital expenditures, and debt service requirements.  As of September 30, 2014, we had $1.3 billion in borrowings outstanding under our existing financing arrangements. Also as of September 30, 2014, $58.0 million was available for future borrowings under our revolving credit facilities.  Our debt arrangements contain financial and other restrictive covenants that limit our ability to engage in activities that may be in our long-term best interests. Failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all of our debts. If we are unable to repay our indebtedness when due or declared due, our lenders also will have the right to proceed against the collateral pledged to them to secure the indebtedness. Our indebtedness requires us to dedicate a substantial portion of our cash flows from operations to payments for our debt service, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, research and development efforts, and other corporate purposes. In addition, our indebtedness increases our vulnerability to adverse economic and industry conditions and places us at a competitive disadvantage compared to competitors that have less debt.

No assurance can be given that we will be able to generate sufficient cash flows from operations or that future borrowings will be available under our revolving credit facilities in an amount sufficient to fund our liquidity needs.  Our ability to achieve our future projected operating results is largely based on the successful completion of our planned acquisition of NewPage, the borrowing availability of the combined company, and the synergies expected to be achieved from the acquisition. There can be no assurance that the conditions required to complete the NewPage acquisition, including regulatory clearance, will be satisfied, and satisfying the conditions necessary to achieve the acquisition could take longer, cost more, and be more burdensome than we expect and could delay the closing of the acquisition for a significant period of time or prevent it from occurring. On October 30, 2014, in order to address potential antitrust considerations related to the NewPage acquisition, NewPage agreed to divest two paper mills by selling them to an unrelated third party. The completion of the divestiture is subject to customary closing conditions, including the completion of the NewPage acquisition, and therefore cannot be assured. If the NewPage acquisition and the integration of the companies’ respective businesses are not completed within the expected timeframe, or if any additional conditions are imposed in order to complete the acquisition, the synergies and other benefits that we expect to achieve could be materially and adversely affected, and these situations could result in additional transaction costs, loss of revenue or other effects associated with uncertainty about the acquisition. If we are unable to complete the NewPage acquisition or otherwise meet our projected performance targets, our liquidity could be adversely impacted and we may need to seek additional sources of liquidity. Our future performance could adversely affect our ability to raise additional capital to fund our operations, and there is no assurance that financing will be available in a sufficient amount, on acceptable terms, or on a timely basis.

Our ability to continue as a going concern is dependent on management’s plans, which are centered on the NewPage acquisition, and also include potential asset dispositions (e.g., the disposition of the Bucksport mill following its previously announced closure), and continuing to raise funds through debt and/or equity financings. We have certain significant cash outflow requirements over the next 12 months outside of normal paper mill operations, including our current debt service requirements, costs associated with the Bucksport mill closure and transaction and integration costs associated with the NewPage acquisition. Our future projected operating results of current operations alone, exclusive of the impact of the NewPage acquisition, raise substantial doubt as to our ability to continue as a going concern.

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

As we focus on managing our expenses and cash flows, we continue to assess and implement, as appropriate, various earnings enhancement and expense reduction initiatives.  Management has developed a company-wide cost reduction program and expects to yield approximately $12 million of additional cost reductions, of which approximately $8 million are expected to be realized in the remainder of 2014 and the remaining $4 million are expected to be realized in 2015. We continue to search for and develop additional cost saving measures; however, no assurance can be given that the anticipated benefits we project will be realized as expected or at all. In addition, we continue to evaluate selling non-strategic assets in the future to obtain additional liquidity.

Verso Paper’s and Verso Holdings’ cash flows from operating, investing and financing activities, as reflected in the accompanying condensed consolidated statements of cash flows, are summarized in the following table.

	VERSO PAPER		VERSO HOLDINGS
	Nine Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2014	2013	2014	2013
Net cash (used in) provided by:
Operating activities	$(68,759)	$(66,664)	$(69,321)	$(66,402)
Investing activities	(27,734)	635	(27,734)	635
Financing activities	97,043	13,757	97,659	13,494
Net change in cash and cash equivalents	$550	$(52,272)	$604	$(52,273)

Operating activities.  In the first nine months of 2014, Verso Paper’s net cash used in operating activities of $68.8 million reflects a net loss of $169.0 million adjusted for non-cash depreciation, amortization, and accretion and non-cash impairment of trademarks of $87.5 million and a decrease in working capital of $16.6 million, which was primarily due to decreases in inventory and accounts receivable.

In the first nine months of 2013, Verso Paper’s net cash used in operating activities of $66.7 million reflected a net loss of $91.2 million adjusted for non-cash depreciation, amortization, depletion and accretion of $83.1 million and an increase in working capital of $63.3 million. The change in working capital reflected seasonal increases in inventory and accounts receivable and a decrease in accounts payable and accrued liabilities related to the timing of interest payments as well as cash outflows for items included in the restructuring reserve at the end of the previous year. Verso Holdings’ operating cash flows are the same as those of Verso Paper in all material respects.

Investing activities.  In the first nine months of 2014, Verso Paper’s net cash used in investing activities of $27.7 million reflects capital expenditures of $33.7 million.  This compares to $0.6 million of net cash provided by investing activities in the first nine months of 2013, which included proceeds from the sales of our former Sartell mill and the Fiber Farm assets of $28.3 million, capital expenditures of $26.7 million, net of $13.7 million of governmental grants received in conjunction with a renewable energy project at our mill in Bucksport, Maine. Verso Holdings’ investing cash flows are the same as those of Verso Paper.

Financing activities.  In the first nine months of 2014, Verso Paper’s net cash provided by financing activities was $97.0 million compared to net cash provided by financing activities of $13.8 million in the first nine months of 2013. Cash provided by financing activities in the first nine months of 2014, resulted primarily from net borrowings on our revolving credit facilities offset by payments on the Second Priority Senior Secured Floating Rate Notes. Cash provided by financing activities in the first nine months of 2013 also represented net borrowings on our revolving credit facilities offset by payments on the Verso Finance Senior Unsecured Term Loans. Verso Holdings' distribution to Verso Finance for payment of the Senior Unsecured Term Loans is reflected as a return of capital in the Statements of Cash Flows.

Revolving Credit Facilities.  In 2012, Verso Holdings entered into revolving credit facilities consisting of a $150.0 million asset-based loan facility, or “ABL Facility,” and a $50.0 million cash-flow facility, or “Cash Flow Facility.” Verso Holdings’ ABL Facility had $72.8 million outstanding, $41.4 million in letters of credit issued, and $8.0 million available for future borrowing as of September 30, 2014.  Verso Holdings’ Cash Flow Facility had no outstanding balance, no letters of credit issued, and $50.0 million available for future borrowing as of September 30, 2014.  The indebtedness under the revolving credit facilities bears interest at a floating rate based on a margin over a base rate or eurocurrency rate.  As of September 30, 2014, the applicable margin for advances under the ABL Facility was 1.25% for base rate advances and 2.25% for LIBOR advances, and the applicable margin for advances under the Cash Flow Facility was 3.75% for base rate advances and 4.75% for LIBOR advances.  As of September 30, 2014, the weighted-average interest rate on outstanding advances was 2.66%.  Verso Holdings is required to pay a commitment fee to the lenders in respect of the unused commitments under the ABL Facility at an annual rate of either 0.375% or 0.50%, based on daily average utilization, and under the Cash Flow Facility at an annual rate of 0.625%.  The indebtedness under the revolving credit facilities is guaranteed jointly and severally by Verso Finance and each of

Verso Holdings’ subsidiaries, subject to certain exceptions, and the indebtedness and guarantees are senior secured obligations of Verso Holdings and the guarantors, respectively.  The indebtedness under the ABL Facility and related guarantees are secured by first-priority security interests, subject to permitted liens, in substantially all of Verso Holdings’, Verso Finance’s, and the subsidiary guarantors’ inventory and accounts receivable, or “ABL Priority Collateral,” and second-priority security interests, subject to permitted liens, in substantially all of their other assets, or “Notes Priority Collateral.”  The indebtedness under the Cash Flow Facility and related guarantees are secured, pari passu with the 11.75% Senior Secured Notes due 2019 and related guarantees, by first-priority security interests in the Notes Priority Collateral and second-priority security interests in the ABL Priority Collateral.  The revolving facilities will mature on May 4, 2017, unless, on any of the dates that is 91 days prior to the scheduled maturity of the 11.38% Senior Subordinated Notes and Adjustable Senior Subordinated Notes, an aggregate principal amount in excess of $100.0 million of indebtedness under such existing subordinated notes is outstanding, in which case the revolving credit facilities will mature on such earlier date. On January 3, 2014, Verso Holdings entered into certain amendments to the revolving credit facilities in connection with the NewPage acquisition, in which (a) the lenders under each of our revolving credit facilities consented to the NewPage acquisition and the other transactions contemplated by the Merger Agreement, including the incurrence of certain additional indebtedness, (b) the lenders consented to amendments to allow the sale and/or financing of certain non-core assets and (c) the parties agreed to amend our revolving credit facilities to allow for certain other transactions upon the consummation of the NewPage acquisition and the other transactions contemplated by the Merger Agreement.

Verso Androscoggin Power LLC Revolving Credit Facility. On May 5, 2014, acting through a wholly owned subsidiary, Verso Androscoggin Power LLC, or “VAP,” Verso Holdings entered into a credit agreement providing for a $40 million revolving credit facility with Barclays Bank PLC and Credit Suisse AG, Cayman Islands Branch. As of September 30, 2014 the revolving credit facility had a $40.0 million outstanding balance, and nothing available for future borrowing. Borrowings under the credit facility bear interest at a rate equal to an applicable margin plus, at the option of VAP, either (a) a base rate determined by reference to the highest of the U.S. federal funds rate plus 0.50%, the prime rate of the administrative agent, and the adjusted LIBOR for a one-month interest period plus 1.00%, or (b) a eurocurrency rate, or “LIBOR,” determined by reference to the cost of funds for eurocurrency deposits in dollars in the London interbank market for the interest period relevant to such borrowing adjusted for certain additional costs. As of September 30, 2014, the applicable margin for advances under the credit facility is 2.00% for base rate advances and 3.00% for LIBOR advances. On and after November 5, 2014, the applicable margin for advances under the credit facility will be 3.00% for base rate advances and 4.00% for LIBOR advances. As of September 30, 2014, the weighted-average interest rate on outstanding advances was 5.25%. The credit facility will mature on the earliest to occur of (a) May 5, 2015, (b) the date that is 30 days after the consummation of our pending acquisition of NewPage, and (c) the date that is 60 days after the termination of the Merger Agreement or the abandonment of the NewPage acquisition; however, upon written notice by VAP to the administrative agent, VAP may request that the commitments under the credit facility be converted to extend the maturity date. The indebtedness under the credit facility is secured by substantially all of VAP’s assets, which consist principally of four hydroelectric facilities associated with our Androscoggin mill and related electricity transmission equipment. The indebtedness under the credit facility is guaranteed by Verso Maine Power Holdings LLC, or "VMPH," VAP's sole member, and the guaranty is secured by a pledge of VMPH's equity interest in VAP.

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

The 11.75% Senior Secured Notes due 2019 issued in 2012 and 2013 constitute one class of securities. The notes bear interest, payable semi-annually, at the rate of 11.75% per year.  The notes are guaranteed jointly and severally by each of Verso Holdings’ subsidiaries, subject to certain exceptions, and the notes and guarantees are senior secured obligations of Verso Holdings and the guarantors, respectively.  The indebtedness under the notes and related guarantees are secured, pari passu with the Cash Flow Facility and related guarantees, by first-priority security interests in the Notes Priority Collateral and second-priority security interests in the ABL Priority Collateral.  The notes will mature on January 15, 2019; provided, however, that, if as of 45 days prior to the maturity date of our 11.38% Senior Subordinated Notes due 2016 and Adjustable Senior Subordinated Notes, more than $100.0 million of such Senior Subordinated Notes remains outstanding, the notes will mature on that day.

11.75% Secured Notes due 2019. In 2012, Verso Holdings issued $271.6 million aggregate principal amount of 11.75% Secured Notes due 2019.  The notes bear interest, payable semi-annually, at the rate of 11.75% per year.  The notes are guaranteed jointly and severally by each of Verso Holdings’ subsidiaries, subject to certain exceptions, and the notes and guarantees are senior secured obligations of Verso Holdings and the guarantors, respectively.  The notes and related guarantees are secured by security interests, subject to permitted liens, in substantially all of Verso Holdings’ and the guarantors’ tangible and intangible assets.  The security interests securing the notes rank junior to those securing the obligations under the ABL Facility, the Cash Flow Facility, and the 11.75% Senior Secured Notes due 2019 and rank senior to those securing the Second Priority Adjustable Senior Secured Notes.  The notes will mature on January 15, 2019.

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
Prior to the consummation of the NewPage acquisition, the New Second Lien Notes bear interest at a rate of 8.75% per annum and mature on February 1, 2019. On and after the consummation of the NewPage acquisition, the terms and conditions of the New Second Lien Notes will be adjusted so that, among other adjustments, (i) the principal amount of the New Second Lien Notes will be adjusted such that a holder of $1,000 principal amount of New Second Lien Notes immediately prior to the NewPage acquisition will hold $593.75 principal amount of New Second Lien Notes immediately following the NewPage acquisition, (ii) the maturity date of the New Second Lien Notes will be extended from February 1, 2019, to August 1, 2020, and (iii) the interest rate will be adjusted such that the New Second Lien Notes will bear interest from and after the date of the consummation of the NewPage acquisition at a rate of 10.00% per annum payable in cash plus 3.0% per annum payable by increasing the principal amount of the outstanding New Second Lien Notes or by issuing additional New Second Lien Notes. If the NewPage acquisition does not occur, the New Second Lien Notes will retain their original principal amount, maturity date and interest rate, and their holders will have the right to receive a special interest payment. The special interest payment represents the accrued interest that would have ordinarily been paid on August 1, 2014, but was deferred as part of the Second Lien Notes Exchange Offer. If the NewPage acquisition does not occur, the accrued interest will be payable to the holders of the New Second Lien Notes on the earlier of (i) the 30th day following the termination of the Merger Agreement and (ii) February 1, 2015.
11.38% Senior Subordinated Notes due 2016.  In 2006, Verso Holdings issued $300.0 million aggregate principal amount of 11.38% Senior Subordinated Notes due 2016, or “Old Subordinated Notes.” The Old Subordinated Notes bear interest, payable semi-annually, at the rate of 11.38% per year.  The Old Subordinated Notes are guaranteed jointly and severally by each of Verso Holdings’ subsidiaries, subject to certain exceptions, and the notes and guarantees are unsecured senior subordinated obligations of Verso Holdings and the guarantors, respectively.  On August 1, 2014, approximately $102.0 million aggregate principal amount of the Old Subordinated Notes were tendered and accepted in exchange for a like amount of New Subordinated Notes and approximately 5.4 million Warrants in the Subordinated Notes Exchange Offer. Following the settlement of the Subordinated Notes Exchange Offer, approximately $40.5 million aggregate principal amount of the Old Subordinated Notes remain outstanding. As of August 1, 2014, the Old Subordinated Notes were amended by a supplemental indenture so as to (i) eliminate or waive substantially all of the restrictive covenants contained in the indenture governing such notes, (ii) eliminate certain events of default, (iii) modify covenants regarding mergers and consolidations, and (iv) modify or eliminate certain other provisions, including, in some cases, certain provisions relating to defeasance, contained in such indenture and such notes. As of September 30, 2014, $40.5 million aggregate principal amount of the Old Subordinated Notes remained outstanding. The Old Subordinated Notes will mature on August 1, 2016.

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

Prior to the consummation of the NewPage acquisition, the New Subordinated Notes bear interest at a rate of 11.38% per annum and mature on August 1, 2016. On and after the consummation of the NewPage acquisition, the terms and conditions of the New Subordinated Notes will be adjusted so that, among other adjustments, (i) the principal amount of the New Subordinated Notes will be adjusted such that a holder of $1,000 principal amount of New Subordinated Notes immediately prior to the NewPage acquisition will hold $620 principal amount of New Subordinated Notes immediately following the NewPage acquisition, (ii) the maturity date of the New Subordinated Notes will be extended from August 1, 2016, to August 1, 2020, and (iii) the interest rate will be adjusted such that the New Subordinated Notes will bear interest from and after the date of the consummation of the NewPage acquisition at a rate of 11.00% per annum payable in cash plus 5.0% per annum payable by increasing the principal amount of the outstanding New Subordinated Notes or by issuing additional New Subordinated Notes. If the NewPage acquisition does not occur, the New Subordinated Notes will retain their original principal amount, maturity date and interest rate, and their holders will have the right to receive a special interest payment. The special interest payment represents the accrued interest that would have ordinarily been paid on August 1, 2014, but was deferred as part of the Subordinated Notes Exchange Offer. If the NewPage acquisition does not occur, the accrued interest will be payable to the holders of the New Subordinated Notes on the earlier of (i) the 30th day following the termination of the Merger Agreement and (ii) February 1, 2015.

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

The Merger Agreement provides for a series of transactions pursuant to which the equity holders of NewPage will receive (i) $250 million in cash, approximately $243 million of which has been paid to NewPage’s stockholders as a dividend from the proceeds of the NewPage term loan facility, plus the cash actually received by NewPage in respect of any exercises of NewPage stock options between the date of the Merger Agreement and the closing of the NewPage acquisition; (ii) up to $650 million aggregate principal amount of New First Lien Notes (valued at face value) to be issued at closing; and (iii) shares of Verso Paper common stock representing 20% (subject to potential upward adjustment to 25% under certain circumstances) of the sum of the outstanding shares of Verso Paper common stock as of the date immediately prior to closing and the shares, if any, underlying vested, in-the-money stock options as of the signing of the Merger Agreement, or collectively the “Merger Consideration.” The amount of New First Lien Notes to be issued in the NewPage acquisition is subject to downward adjustment, in an amount not to exceed $27 million in value, if NewPage makes certain restricted payments between September 30, 2013, and the closing of the NewPage acquisition. If the NewPage acquisition has not closed by August 31, 2014, and the reason for the failure to close by such date, or any subsequent delay in closing after such date, is solely the result of Verso Paper’s failure to take certain actions to satisfy certain closing conditions, the amount of Verso Paper common stock to be issued as Merger Consideration will increase in monthly increments by up to 5% so that the total amount of Verso Paper common stock issued as part of the Merger Consideration would be up to 25% of the sum of the outstanding shares as of the date immediately prior to closing and the shares, if any, underlying vested, in-the-money stock options as of the signing of the Merger Agreement. This incremental increase in the equity component of the Merger Consideration has not been triggered.

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
Covenant Compliance

The credit agreements for our revolving credit facilities and the indentures governing our notes contain affirmative covenants as well as restrictive covenants that limit our ability to, among other things, incur additional indebtedness; pay dividends or make other distributions; repurchase or redeem our stock; make investments; sell assets, including capital stock of restricted subsidiaries; enter into agreements restricting our subsidiaries’ ability to pay dividends; consolidate, merge, sell or otherwise dispose of all or substantially all of our assets; enter into transactions with our affiliates; and incur liens.  These covenants can result in limiting our long-term growth prospects by hindering our ability to incur future indebtedness or grow through acquisitions.  The material covenants in the indentures that are impacted by the calculation of Adjusted EBITDA are those that govern the amount of indebtedness that Verso Holdings and its subsidiaries may incur, whether Verso Holdings may make certain dividends, distributions or payments on subordinated indebtedness, and whether Verso Holdings may merge with another company.  Although there are limited baskets for incurring indebtedness contained in the indentures, the primary means for incurring additional indebtedness under the Indentures is to have a pro forma Fixed Charge Coverage Ratio of at least 2.00 to 1.00 after the incurrence of such additional indebtedness.  This same test also applies to most dividends and other payments made in respect of Verso Holdings’ equity and subordinated indebtedness and also to whether Verso Holdings may merge with another company.  In the case of a merger, Verso Holdings may merge so long as either its Fixed Charge Coverage Ratio is at least 2.00 to 1.00 or that same ratio improves after giving pro forma effect to the merger.  If Verso Holdings were not able to meet the Fixed Charge Coverage Ratio requirement contained in these covenants, it would limit our long-term growth prospects, as it would severely hinder Verso Holdings’ ability to incur additional indebtedness for the purpose of completing acquisitions or capital improvement programs, among other things.  In addition, if the ratio test were not met, distributions by Verso Holdings to Verso Paper would also be severely restricted.   As of September 30, 2014, we were in compliance with the covenants in our debt agreements.

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

In the third quarter of 2014, we determined that sufficient indicators of a potential impairment of our trademarks existed and we performed an interim analysis of our trademarks for impairment. As a result of our analysis, we determined that the carrying value of our trademarks exceeded their fair value, which was determined using a level 3 fair value measurement. This fair value determination was made using the income approach, which required us to estimate unobservable factors such as a royalty rate and discount rate and identify relevant projected revenue. We recognized an impairment charge of $6.3 million based on a projected reduction of revenues driven primarily by a decline in U.S. demand. The trademark impairment charge is included in Cost of products sold in our condensed consolidated statement of operations.

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

 ASC Topic 205, Presentation of Financial Statements-Going Concern. In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties About an Entity's Ability to Continue as a Going Concern. This ASU provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements. The ASU is effective for periods beginning after December 15, 2016. The adoption of this standard is not expected to have a material impact on the presentation of our consolidated financial statements.

Other new accounting pronouncements issued but not effective until after September 30, 2014, are not expected to have a significant effect on our consolidated financial statements.

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

We reach our end-users through several channels, including printers, brokers, paper merchants, and direct sales to end-users.  We sell and market our products to approximately 130 customers.  During the first nine months of the year, Quad/Graphics, Inc. and Central National-Gottesman, Inc. accounted for approximately 14% and 10% of our net sales, respectively.

Interest Rates

We have issued fixed- and floating-rate debt in order to manage our variability to cash flows from interest rates.  Borrowings under the revolving credit facilities accrue interest at variable rates.  A 100 basis point increase in quoted interest rates on our outstanding floating-rate debt as of September 30, 2014, would increase annual interest expense by $1.1 million.  While we may enter into agreements limiting our exposure to higher interest rates, any such agreements may not offer complete protection from this risk.

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

We do not hedge the entire exposure of our operations from commodity price volatility for a variety of reasons.  To the extent that we do not hedge against commodity price volatility, our results of operations may be affected either favorably or unfavorably by a shift in the future price curve.  As of September 30, 2014, we had assets for net unrealized gains of $4.8 million on open commodity contracts with maturities of one to nine months.  These derivative instruments involve the exchange of net cash settlements, based on changes in the price of the underlying commodity index compared to the fixed price offering, at specified intervals without the exchange of any underlying principal.  A 10% decrease in commodity prices would have a negative impact of approximately $2.8 million on the fair value of such instruments.  This quantification of exposure to market risk does not take into account the offsetting impact of changes in prices on anticipated future energy purchases.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of Verso Paper’s disclosure controls and procedures as of September 30, 2014.  Based upon this evaluation, and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that Verso Paper’s disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2014.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of Verso Holdings’ disclosure controls and procedures as of September 30, 2014.  Based upon this evaluation, and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that Verso Holdings’ disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2014.

Changes in Internal Control Over Financial Reporting

There was no change in Verso Paper’s internal control over financial reporting during the fiscal quarter ended September 30, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

There was no change in Verso Holdings' internal control over financial reporting during the fiscal quarter ended September 30, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

4.3	Warrant Agreement dated as of August 1, 2014, between Verso Paper Corp. and Registrar & Transfer Co., as warrant agent, with respect to the Warrants for Common Stock.(4)

4.4
Notes Registration Rights Agreement dated as of August 1, 2014, among Verso Paper Holdings LLC, Verso Paper Inc., the subsidiaries of Verso Paper Holdings LLC named therein, and Evercore Group LLC, Credit Suisse Securities (USA) LLC and Barclays Capital Inc., as dealer managers.(4)

4.5
Common Stock Registration Rights Agreement dated as of August 1, 2014, among Verso Paper Corp. and Evercore Group LLC, Credit Suisse Securities (USA) LLC and Barclays Capital Inc., as dealer managers.(4)

4.6
Second Supplemental Indenture dated as of August 1, 2014, among Verso Paper Holdings LLC, Verso Paper Inc., the guarantors party thereto, and Wilmington Trust Company, as trustee, to the Indenture dated as of January 26, 2011, among Verso Paper Holdings LLC, Verso Paper Inc., the guarantors named therein, and Wilmington Trust Company, as trustee, pursuant to which the 8.75% Second Priority Senior Secured Notes due 2019 were issued.(4)

4.7
Fourth Supplemental Indenture dated as of August 1, 2014, among Verso Paper Holdings LLC, Verso Paper Inc., the guarantors party thereto, and Wilmington Trust Company, as trustee, to the Indenture dated as of August 1, 2006, among Verso Paper Holdings LLC, Verso Paper Inc., the guarantors named therein, and Wilmington Trust Company, as trustee, pursuant to which the 11⅜% Senior Subordinated Notes due 2016 were issued.(4)

10.1
Joinder and Supplement No. 6 to Intercreditor Agreement dated as of August 1, 2014, among Wilmington Trust, National Association, as second priority agent and as second priority designated agent, Citibank, N.A., as intercreditor agent, Wilmington Trust Company, as former second priority designated agent, Verso Paper Inc., Verso Paper Finance Holdings LLC, Verso Paper Holdings LLC, and the subsidiaries of Verso Paper Holdings LLC named therein.(4)

10.2
Collateral Agreement dated as of August 1, 2014, among Verso Paper Holdings LLC, Verso Paper Inc., each subsidiary of Verso Paper Holdings LLC party thereto, and Wilmington Trust, National Association, as collateral agent.(4)

10.3
Amended and Restated Collateral Agreement dated as of August 1, 2014, among Verso Paper Holdings LLC, Verso Paper Inc., each subsidiary of Verso Paper Holdings LLC party thereto, and Wilmington Trust, National Association, as collateral agent.(4)

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

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

__________________________________________________

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

Date: November 13, 2014
VERSO PAPER CORP.

	By:	/s/ David J. Paterson
David J. Paterson President and Chief Executive Officer

By:	/s/ Robert P. Mundy
Robert P. Mundy Senior Vice President and Chief Financial Officer

Date: November 13, 2014
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

4.3	Warrant Agreement dated as of August 1, 2014, between Verso Paper Corp. and Registrar & Transfer Co., as warrant agent, with respect to the Warrants for Common Stock.(4)

4.4
Notes Registration Rights Agreement dated as of August 1, 2014, among Verso Paper Holdings LLC, Verso Paper Inc., the subsidiaries of Verso Paper Holdings LLC named therein, and Evercore Group LLC, Credit Suisse Securities (USA) LLC and Barclays Capital Inc., as dealer managers.(4)

4.5
Common Stock Registration Rights Agreement dated as of August 1, 2014, among Verso Paper Corp. and Evercore Group LLC, Credit Suisse Securities (USA) LLC and Barclays Capital Inc., as dealer managers.(4)

4.6
Second Supplemental Indenture dated as of August 1, 2014, among Verso Paper Holdings LLC, Verso Paper Inc., the guarantors party thereto, and Wilmington Trust Company, as trustee, to the Indenture dated as of January 26, 2011, among Verso Paper Holdings LLC, Verso Paper Inc., the guarantors named therein, and Wilmington Trust Company, as trustee, pursuant to which the 8.75% Second Priority Senior Secured Notes due 2019 were issued.(4)

4.7
Fourth Supplemental Indenture dated as of August 1, 2014, among Verso Paper Holdings LLC, Verso Paper Inc., the guarantors party thereto, and Wilmington Trust Company, as trustee, to the Indenture dated as of August 1, 2006, among Verso Paper Holdings LLC, Verso Paper Inc., the guarantors named therein, and Wilmington Trust Company, as trustee, pursuant to which the 11⅜% Senior Subordinated Notes due 2016 were issued.(4)

10.1
Joinder and Supplement No. 6 to Intercreditor Agreement dated as of August 1, 2014, among Wilmington Trust, National Association, as second priority agent and as second priority designated agent, Citibank, N.A., as intercreditor agent, Wilmington Trust Company, as former second priority designated agent, Verso Paper Inc., Verso Paper Finance Holdings LLC, Verso Paper Holdings LLC, and the subsidiaries of Verso Paper Holdings LLC named therein.(4)

10.2
Collateral Agreement dated as of August 1, 2014, among Verso Paper Holdings LLC, Verso Paper Inc., each subsidiary of Verso Paper Holdings LLC party thereto, and Wilmington Trust, National Association, as collateral agent.(4)

10.3
Amended and Restated Collateral Agreement dated as of August 1, 2014, among Verso Paper Holdings LLC, Verso Paper Inc., each subsidiary of Verso Paper Holdings LLC party thereto, and Wilmington Trust, National Association, as collateral agent.(4)

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

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

___________________________________________________

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