Form 10-K
period 2014-12-31
Verso Corp; Verso Paper Holdings LLC
filed 2015-03-10
CIK 1421182, 1395864

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

Verso Corporation
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

(901) 369-4100
(Registrants’ telephone number, including area code)

Securities registered pursuant to section 12(b) of the Act:

Verso Corporation

Title of each class		Name of each exchange on which registered
Common Stock, $.01 par value per share		New York Stock Exchange

Verso Paper Holdings LLC	None

Securities registered pursuant to Section 12(g) of the Act:

Verso Corporation	None
Verso Paper Holdings LLC	None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Verso Corporation	☐ Yes ☑ No
Verso Paper Holdings LLC	☐ Yes ☑ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Verso Corporation	☐ Yes ☑ No
Verso Paper Holdings LLC	☐ Yes ☑ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Verso Corporation	☑ Yes ☐ No
Verso Paper Holdings LLC	☑ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Verso Corporation	☑ Yes ☐ No
Verso Paper Holdings LLC	☑ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Verso Corporation	☑
Verso Paper Holdings LLC	☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Verso Corporation
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Verso Paper Holdings LLC
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Verso Corporation	☐ Yes ☑ No
Verso Paper Holdings LLC	☐ Yes ☑ No

The aggregate market value of the voting and non-voting common equity of Verso Corporation held by non-affiliates, computed by reference to the price at which the common equity was last sold on the last business day of the most recently completed second fiscal quarter (June 30, 2014), was approximately $34,876,151.

As of February 27, 2015, Verso Corporation had 81,646,159 outstanding shares of common stock, par value $0.01 per share, and Verso Paper Holdings LLC had one outstanding limited liability company interest.

This Form 10-K is a combined annual report being filed separately by two registrants: Verso Corporation and Verso Paper Holdings LLC.

Verso Paper Holdings LLC meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this Form 10-K with the reduced disclosure format permitted by General Instruction I(2)

DOCUMENTS INCORPORATED BY REFERENCE:

The information required by Part III is incorporated by reference from portions of the definitive proxy statement of Verso Corporation to be filed within 120 days after December 31, 2014, pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with the 2015 annual meeting of stockholders of Verso Corporation.

Forward-Looking Statements

In this annual report, all statements that are not purely historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or “Securities Act,” and Section 21E of the Securities Exchange Act of 1934, as amended, or “Exchange Act.”  Forward-looking statements may be identified by the words “believe,” “expect,” “anticipate,” “project,” “plan,” “estimate,” “intend,” and other similar expressions.  Forward-looking statements are based on currently available business, economic, financial, and other information and reflect management’s current beliefs, expectations, and views with respect to future developments and their potential effects on us.  Actual results could vary materially depending on risks and uncertainties that may affect us and our business.  For a discussion of such risks and uncertainties, please refer to “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other sections of this annual report and to Verso’s and Verso Holdings’ other filings with the Securities and Exchange Commission.  We assume no obligation to update any forward-looking statement made in this annual report to reflect subsequent events or circumstances or actual outcomes.

Market and Industry Information

Market data and other statistical information used throughout this annual report are based on independent industry publications, government publications, reports by market research firms, or other published independent sources. Some data are also based on our good-faith estimates which are derived from our review of internal surveys, as well as the independent sources listed above.  Although we believe these sources are reliable, we have not independently verified the information.  Industry prices for coated paper provided in this annual report are, unless otherwise expressly noted, derived from RISI, Inc. data.  “North American” data included in this annual report that has been derived from RISI, Inc. only includes data from the United States and Canada.  Any reference to (a) grade No. 3, grade No. 4 and grade No. 5 coated paper relates to 60 lb. basis weight, 50 lb. basis weight and 34 lb. basis weight, respectively, (b) lightweight coated groundwood paper refers to groundwood paper grades that are a 36 lb. basis weight or less, and (c) ultra-lightweight coated groundwood paper refers to groundwood paper grades that are a 30 lb. basis weight or less.  The RISI, Inc. data included in this annual report has been derived from the following RISI, Inc. publications: RISI World Graphic Paper Forecast, November 2014 and RISI Paper Trader: A Monthly Monitor of the North American Graphic Paper Market, December 2014.

PART I

Item 1.  Business

Within our organization, Verso Corporation, formerly named Verso Paper Corp., is the ultimate parent entity and the sole member of Verso Paper Finance Holdings One LLC, which is the sole member of Verso Paper Finance Holdings LLC, which is the sole member of Verso Paper Holdings LLC.  As used in this report, the term “Verso” refers to Verso Corporation; the term “Verso Finance” refers to Verso Paper Finance Holdings LLC; the term “Verso Holdings” refers to Verso Paper Holdings LLC; and the term for any such entity includes its direct and indirect subsidiaries when referring to the entity’s consolidated financial condition or results.  Unless otherwise noted, references to “we,” “us,” and “our” refer collectively to Verso and Verso Holdings. Other than Verso’s common stock transactions, Verso Finance’s debt obligation and related financing costs and interest expense, Verso Holdings’ loan to Verso Finance, and the debt obligation of Verso Holdings’ consolidated variable interest entity to Verso Finance, the assets, liabilities, income, expenses, and cash flows presented for all periods represent those of Verso Holdings in all material respects.  Unless otherwise noted, the information provided pertains to both Verso and Verso Holdings.

Background

We began operations on August 1, 2006, when we acquired the assets and certain liabilities comprising the business of the Coated and Supercalendered Papers Division of International Paper Company, or “International Paper.” We were formed by affiliates of Apollo Global Management, LLC, or “Apollo,” for the purpose of consummating the acquisition from International Paper.  Verso went public on May 14, 2008, with an initial public offering, or “IPO,” of 14 million shares of common stock.

On January 3, 2014, Verso, Verso Merger Sub Inc., a Delaware corporation and an indirect, wholly owned subsidiary of Verso, or “Merger Sub,” and NewPage Holdings Inc., a Delaware corporation, or “NewPage,” entered into an Agreement and Plan of Merger, or the “Merger Agreement,” pursuant to which the parties agreed to merge Merger Sub with and into NewPage on the terms and subject to the conditions set forth in the Merger Agreement, with NewPage surviving the merger as an indirect, wholly owned subsidiary of Verso. On January 7, 2015, Verso consummated the previously announced acquisition of NewPage through the merger of Merger Sub, with and into NewPage, or the “NewPage acquisition,” pursuant to the Merger Agreement. As a result of the merger of Merger Sub with and into NewPage, Merger Sub’s separate corporate existence ceased and NewPage continued as the surviving corporation and an indirect, wholly owned subsidiary of Verso (see Note 24). As the NewPage acquisition was consummated subsequent to our year-end, Part I, Item 1 of this annual report excludes the impact of NewPage’s operations on our business.

Our principal executive offices are located at 6775 Lenox Center Court, Suite 400, Memphis, Tennessee 38115-4436.  Our telephone number is (901) 369-4100.  Our website address is www.versoco.com.  Information on or accessible through our website is not considered part of this annual report.

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

We operate five paper machines at two mills located in Maine and Michigan as of December 31, 2014.  The mills have a combined annual production capacity of 955,000 tons of coated paper, 105,000 tons of ultra-lightweight specialty and uncoated papers, and 930,000 tons of kraft pulp.

We sell and market our products to approximately 130 customers which comprise approximately 650 end-user accounts.  We have long-standing relationships with many leading magazine and catalog publishers, commercial printers, specialty retail merchandisers, and paper merchants.  Our relationships with our ten largest coated paper customers average more than 20 years.  We reach our end-users through several distribution channels, including direct sales, commercial printers, paper merchants, and brokers.

Our net sales (in millions) by product line for the year ended December 31, 2014, are illustrated below:

Industry

Based on 2014 sales, the size of the global coated paper industry is estimated to be approximately $37 billion, or 43 million tons of coated paper shipments, including approximately $6 billion, or 7 million tons of coated paper shipments, in North America.  Coated paper is used primarily in media and marketing applications, including catalogs, magazines, and commercial printing applications, which include high-end advertising brochures, annual reports, and direct mail advertising.  Demand is generally driven by North American advertising and print media trends, which in turn have historically been correlated with growth in Gross Domestic Product, or “GDP.”

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

Products

We manufacture two main grades of paper: coated groundwood paper and coated freesheet paper.  These paper grades are differentiated primarily by their respective brightness, weight, print quality, bulk, opacity, and strength.  We also produce and sell Northern Bleached Hardwood Kraft, or “NBHK,” pulp.  See notes to the consolidated financial statements for further information on our segments. The following table sets forth our principal products by tons sold and as a percentage of our net sales in 2014:

(Tons in thousands, Dollars in millions)	Sales Volume		Net Sales
Product:	Tons	%	$	%
Coated groundwood paper	636	39	$522	40
Coated freesheet paper	512	32	417	32
Pulp	274	17	161	13
Other	202	12	197	15
Total	1,624	100	$1,297	100

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

Manufacturing

We operate five paper machines at two mills located in Maine and Michigan.  We believe our coated paper mills are among the most efficient and lowest cost coated paper mills based on the cash cost of delivery to Chicago, Illinois.  We attribute our manufacturing efficiency, in part, to the significant historical investments made in our mills. Our mills have a combined annual production capacity of 955,000 tons of coated paper, 105,000 tons of ultra-lightweight specialty and uncoated papers, and 930,000 tons of kraft pulp.  Of the pulp that we produce, we consume approximately 635,000 tons internally and sell the rest.  Our facilities are strategically located within close proximity to major publication printing customers, which affords us the ability to more quickly and cost-effectively deliver our products.  The facilities also benefit from convenient and cost-effective access to northern softwood fiber, which is required for the production of lightweight and ultra-lightweight coated papers.

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

Kraft Pulp.  Overall, we have the capacity to produce approximately 930,000 tons of kraft pulp, consisting of 445,000 tons of pulp at our Androscoggin mill and 485,000 tons of pulp at our Quinnesec mill, of which approximately 635,000 tons are consumed internally.  We supplement our internal production of kraft pulp with purchases from third parties.  In 2014, we purchased approximately 52,000 tons of pulp from a variety of suppliers.  We are not dependent on any single supplier to satisfy our pulp needs.

Chemicals.  Chemicals utilized in the manufacturing of coated papers include latex, clay, starch, calcium carbonate, caustic soda, sodium chlorate, and titanium dioxide.  We purchase these chemicals from a variety of suppliers and are not dependent on any single supplier to satisfy our chemical needs.

Energy.  In 2014, we produced approximately 54% of our energy needs for our paper mills from sources such as waste wood, waste water, hydroelectric facilities, liquid biomass from our pulping process, and internal energy cogeneration facilities.  Our external energy purchases vary across each of our mills and include fuel oil, natural gas, coal, and electricity.  While our internal energy production capacity mitigates the volatility of our overall energy expenditures, we expect prices for energy to remain volatile for the foreseeable future and our energy costs to increase in a high energy cost environment.  As prices fluctuate, we have some ability to switch between certain energy sources in order to minimize costs.  We utilize derivatives contracts as part of our risk management strategy to manage our exposure to market fluctuations in energy prices.

Sales, Marketing, and Distribution

We reach our end-users through several sales channels.  These include selling directly to end-users, through brokers, merchants, and printers.  We sell and market products to approximately 130 customers, which comprise approximately 650 end-user accounts.

Sales to End-Users.  In 2014, we sold approximately 38% of our paper products directly to end-users, most of which are catalog and magazine publishers.  These customers are typically large, sophisticated buyers who have the scale, resources, and expertise to procure paper directly from manufacturers.  Customers for our pulp products are mostly other paper manufacturers.

Sales to Brokers and Merchants.  Our largest indirect paper sales by volume are through brokers and merchants who resell the paper to end-users.  In 2014, our total sales to brokers and merchants represented approximately 39% of our total sales.  Brokers typically act as an intermediary between paper manufacturers and smaller end-users who do not have the scale or resources to cost effectively procure paper directly from manufacturers.  The majority of the paper sold to brokers is resold to catalog publishers.  We work closely with brokers to achieve share targets in the catalog, magazine, and insert end-user segments through collaborative selling.

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

Sales to Printers.  In 2014, our total sales to printers represented approximately 23% of our total sales.  The majority of our sales were to the two largest publication printers in the United States.  Printers also effectively act as an intermediary between manufacturers and end-users in that they directly source paper for printing/converting and then resell it to their customers as a finished product.

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

Part of our strategy is to continually reduce the cost to serve our customer base through e-commerce initiatives which allow for simplified ordering, tracking, and invoicing.  In 2014, orders totaling $229.2 million, or approximately 20% of our total paper sales, were placed through our online ordering platforms.  We are focused on further developing our technology platform and e-commerce capabilities.

Customers

We serve the catalog, magazine, insert, and commercial printing markets and have developed long-standing relationships with the premier North American retailers and catalog and magazine publishers.  The length of our relationships with our top ten customers averages more than 20 years.  Our largest customers, Quad/Graphics, Inc. and Central National-Gottesman, Inc. accounted for approximately 14% and 10%, respectively, of our net sales in 2014.  Our key customers include leading magazine publishers such as Condé Nast Publications, Hearst Enterprises, and National Geographic Society; leading catalog producers such as Avon Products, Inc., Restoration Hardware, Inc. and Uline, Inc.; leading commercial printers such as Quad/Graphics, Inc. and RR Donnelley & Sons Company; and leading paper merchants and brokers, such as A.T. Clayton & Co., Veritiv, and Clifford Paper, Inc.

Our net sales, excluding pulp sales, by end-user segment for the year ended December 31, 2014, are illustrated below (dollars in millions):

Research and Development

The primary function of our research and development efforts is to work with customers in developing and modifying products to accommodate their evolving needs and to identify cost-saving opportunities within our operations. Over the past several years examples of our research and development efforts include innovative and performance driven products for the flexible packaging, label, and specialty printing markets.

Intellectual Property

We have several patents and patent applications in the United States and various foreign countries.  These patents and patent applications generally relate to various paper manufacturing methods and equipment which may become commercially viable in the future.  We also have trademarks for our name, Verso®, as well as for our products such as Influence®, Velocity®, Liberty®, and Advocate®.  In addition to the intellectual property that we own, we license a significant portion of the intellectual property used in our business on a perpetual, royalty-free, non-exclusive basis from International Paper.

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

While our product offering is broad in terms of grades produced (from ultra-lightweight coated groundwood offerings to heavier-weight coated freesheet products), we are focused on producing coated groundwood and coated freesheet in roll form.  This strategy is driven by our alignment with catalog and magazine end-users which tend to purchase paper in roll form for use in long runs of web printing in order to minimize costs. As of December 31, 2014, our principal competitors include NewPage, Resolute Forest Products, UPM-Kymmene Corporation, and Sappi Limited, all of which have North American operations.  UPM and Sappi are headquartered overseas and also have overseas manufacturing facilities.

Employees

As of December 31, 2014, we had approximately 1,630 employees, of whom approximately 4% are unionized and approximately 67% are hourly employees.  Employees at one of our mills are represented by labor unions.  As of December 31, 2014, three collective bargaining agreements with the labor unions at the former Bucksport mill were in effect. Two of these agreements will expire on April 30, 2015, and the third agreement will expire on October 31, 2015.  We have not experienced any work stoppages during the past several years.  We believe that we have good relations with our employees.

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

Compliance with environmental laws and regulations is a significant factor in our business.  We have made, and will continue to make, significant expenditures to comply with these requirements and our permits.  We incurred environmental capital expenditures of $0.3 million in 2014, $0.9 million in 2013, and $0.7 million in 2012, and we anticipate that environmental compliance will continue to require increased capital expenditures and operating expenses over time as environmental laws or regulations, or interpretations thereof, change or the nature of our operations require us to make significant additional capital expenditures.

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

NewPage Acquisition, Divestiture and Exchange Offers
On January 3, 2014, Verso, Merger Sub, and NewPage entered into the Merger Agreement pursuant to which the parties agreed to merge Merger Sub with and into NewPage on the terms and subject to the conditions set forth in the Merger Agreement, with NewPage surviving the Merger as an indirect, wholly owned subsidiary of Verso. On January 7, 2015, Verso consummated the NewPage acquisition pursuant to the Merger Agreement. As a result of the merger of Merger Sub with and into NewPage, Merger Sub’s separate corporate existence ceased and NewPage continued as the surviving corporation and an indirect, wholly owned subsidiary of Verso.
On October 30, 2014, in order to address potential antitrust considerations related to the NewPage acquisition, NewPage Corporation, NewPage Wisconsin System Inc., and Rumford Paper Company, each an indirect, wholly owned subsidiary of NewPage, or the “Seller Parties,” and Catalyst Paper Holdings Inc., or “Catalyst,” entered into an Asset Purchase Agreement, or the “Divestiture Agreement,” pursuant to which the Seller Parties agreed to sell NewPage Wisconsin’s paper mill located in Biron, Wisconsin, and NewPage Rumford’s paper mill located in Rumford, Maine, to Catalyst for a total price of approximately $74 million in cash, subject to customary post-closing adjustment, or collectively, the “Divestiture.” In connection with the Divestiture, NewPage and Verso each guaranteed to Catalyst the obligations of the Seller Parties under the Divestiture Agreement and certain related transactional documents, and Catalyst Paper Corporation, the ultimate parent of Catalyst, guaranteed to the Seller Parties and Verso the obligations of Catalyst under the Divestiture Agreement and certain related transactional documents. On January 7, 2015, the Seller Parties and Catalyst consummated the Divestiture pursuant to the Divestiture Agreement.
On August 1, 2014, in accordance with the terms of the Merger Agreement, Verso Holdings and its direct, wholly owned subsidiary, Verso Paper Inc., or collectively the “Issuers,” consummated (a) an offer to exchange the Issuers’ new Second Priority Adjustable Senior Secured Notes, or “New Second Lien Notes,” and warrants issued by Verso that were mandatorily convertible on a one-for-one basis into shares of Verso common stock immediately prior to the NewPage acquisition, or “Warrants,” for any and all of the Issuers’ outstanding 8.75% Second Priority Senior Secured Notes due 2019, or “Old Second Lien Notes” (we refer to this exchange offer as the “Second Lien Notes Exchange Offer”), and (b) an offer to exchange the Issuers’ new Adjustable Senior Subordinated Notes, or “New Subordinated Notes,” and Warrants for any and all of the Issuers’ outstanding 11.38% Senior Subordinated Notes due 2016, or “Old Subordinated Notes” (we refer to this exchange offer as the “Subordinated Notes Exchange Offer”). We refer to the Second Lien Notes Exchange Offer, the Subordinated Notes Exchange Offer, and the transactions in connection therewith collectively as the “Exchange Offers.”
In connection with the consummation of the NewPage acquisition, (a) the Issuers entered into an indenture, or the “New First Lien Notes Indenture” among the Issuers, certain subsidiaries of Verso Holdings, as guarantors, or the “Guarantors,” and Wilmington Trust, National Association, as trustee, or the “Trustee,” governing the Issuers’ $650 million aggregate principal amount of 11.75% Senior Secured Notes due 2019, or the “New First Lien Notes” and issued the New First Lien Notes to the stockholders of NewPage as partial consideration in the NewPage acquisition; (b) NewPage became a guarantor under the Issuers’ credit facilities, secured notes and New Subordinated Notes; (c) Verso, NewPage and NewPage Corporation entered into the Shared Services Agreement; (d) Robert M. Amen, a former director of NewPage, was elected as a director of Verso; (e) Verso amended both its amended and restated certificate of incorporation and its amended and restated bylaws to change its name from Verso Paper Corp. to Verso Corporation; (f) the terms of the Issuers’ New Second Lien Notes and the New Subordinated Notes automatically adjusted in accordance with the indentures governing such notes; and (g) an aggregate of 14,701,832 warrants converted into a like number of shares of Verso common stock.
Available Information

Our website is located at www.versoco.com.  We make available free of charge through this website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed with or furnished to the Securities and Exchange Commission, or “SEC,” pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after they are electronically filed with or furnished to the SEC.

Item 1A.  Risk Factors

Our business is subject to various risks.  Set forth below are certain of the more important risks that we face and that could cause our actual results to differ materially from our historical results.  Our business also could be affected by other risks that are presently unknown to us or that we currently believe are immaterial to our business.

Risks Relating to our Business

We may not realize the anticipated benefits of the NewPage acquisition.

The rationale for the NewPage acquisition is, in large part, predicated on the ability to realize cost savings through the combination of the two companies. Achieving these cost savings is dependent upon a number of factors, many of which are beyond our control. An inability to realize the full extent of, or any of, the anticipated benefits of the NewPage acquisition could have an adverse effect upon our revenues, expenses, operating results and financial condition.

The NewPage acquisition involves the integration of two companies that have previously operated independently. The success of the NewPage acquisition will depend, in large part, on the ability to realize the synergies expected to be produced from integrating NewPage’s businesses with Verso’s existing business. Although Verso has identified approximately $175 million of pre-tax annualized synergies that are expected to be realized during the first 18 months after the consummation of the NewPage acquisition, there can be no assurance as to when or the extent to which the combined company will be able to realize these increased revenues, cost savings or other benefits. Integration may also be difficult, unpredictable, and subject to delay because of possible company culture conflicts and different opinions on technical decisions and product roadmaps. We must integrate or, in some cases, replace numerous systems, including those involving management information, purchasing, accounting and finance, sales, billing, employee benefits, payroll and regulatory compliance, many of which are dissimilar. In some instances, Verso and NewPage have served the same customers, and some customers may decide that it is desirable to have additional or different suppliers. Such difficulties associated with integration, among others, could have a material adverse effect on the combined company’s business.

Our operating results after the NewPage acquisition may materially differ from the pro forma information presented in our filings.

Our operating results after the NewPage acquisition may be materially different from those shown in the pro forma information in our filings including the previously filed joint proxy and information statement/prospectus, which represents only a combination of Verso’s historical results with those of NewPage. The assumptions contained therein are based on Verso’s estimates, but they involve risks, uncertainties, projections and other factors that may cause actual results, performance or achievements after the NewPage acquisition to be materially different from any future results, performance or achievements expressed or implied. Any of the assumptions could be inaccurate and, therefore, there can be no assurance that the pro forma financial results or estimated synergies or cost savings will prove to be accurate or that the objectives and plans expressed will be achieved. Any synergies or cost savings that are realized from the NewPage acquisition may differ materially from these estimates. Verso and NewPage cannot provide any assurances that expected synergies will be achieved or cost-savings will be completed as anticipated or at all. Furthermore, the acquisition, financing, integration, restructuring and transaction costs related to the NewPage acquisition could be higher or lower than currently estimated, depending on how difficult it is to integrate Verso’s business with that of NewPage.

We incurred significant costs in connection with the NewPage acquisition and we will continue to incur significant costs in connection with the integration of Verso and NewPage into a combined company, including legal, accounting, financial advisory and other costs.

We have incurred, and may continue to incur, significant costs in connection with the NewPage acquisition, including the fees of our professional advisers. We also will incur integration and restructuring costs following the completion of the NewPage acquisition as our operations are integrated with NewPage’s operations. While management believes that the synergies are achievable, the synergies anticipated to arise from the NewPage acquisition may not be achieved within the time frame expected or at all, and if achieved, may not be sufficient to offset the costs associated with the NewPage acquisition. Unanticipated costs, or the failure to achieve expected synergies, may have an adverse impact on the results of our operations.

The integration process will be complex, costly and time-consuming, and there can be no assurance that the integration efforts will be successful. The difficulties of integrating the businesses may include:

•	employee redeployment, relocation or severance;

•	integration of manufacturing, logistics, information, communications, and other systems;

•	combination of research and development teams and processes;

•	failure to retain customers or arrangements with suppliers; and

•	other unanticipated issues, expenses and liabilities.

Integrating our legacy business with that of NewPage may divert the attention of management away from operations.

The integration of Verso’s and NewPage’s operations, products and personnel may place a significant burden on management and other internal resources. Matters related to the integration may require commitments of time and resources that could otherwise have been devoted to other opportunities that might have been beneficial to us. The diversion of management’s attention, and any difficulties encountered in the transition and integration process, could harm our business, financial conditions and operating results.

As a result of the NewPage acquisition, we may not be able to retain key personnel or recruit additional qualified personnel, which could materially affect our business and require the incurrence of substantial additional costs to recruit replacement personnel.

We are highly dependent on the continuing efforts of our senior management team and other key personnel. As a result of the NewPage acquisition, current and prospective employees could experience uncertainty about their future roles. This uncertainty may adversely affect our ability to attract and retain key management, sales, marketing and technical personnel. Any failure to attract and retain key personnel could have a material adverse effect on our business and require the incurrence of substantial additional costs to recruit replacement personnel.

The industry in which we operate is highly competitive.

The industry in which we operate is highly competitive. Competition is based largely on price. We compete with foreign producers, some of which are lower cost producers than we are or are subsidized by certain foreign governments. We also face competition from numerous North American coated paper manufacturers. Some of our competitors have advantages over us, including lower raw material and labor costs and are subject to fewer environmental and governmental regulations. Furthermore, some of these competitors have greater financial and other resources than we do or may be better positioned than we are to compete for certain opportunities. There is no assurance that we will be able to continue to compete effectively in the markets we serve.
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

We have limited ability to pass through increases in our costs to our customers. Increases in our costs or decreases in demand and prices for printing and writing paper could have a material adverse effect on our business, financial condition, and results of operations.

Our earnings are sensitive to price changes in coated paper.  Fluctuations in paper prices (and coated paper prices in particular) historically have had a direct effect on our net income (loss) and Earnings Before Interest, Taxes, Depreciation and Amortization, or “EBITDA,” for several reasons:

•
Market prices for paper products are a function of supply and demand, factors over which we have limited control.  We therefore have limited ability to control the pricing of our products.  Market prices of grade No. 3, 60 lb. basis weight paper, which is an industry benchmark for coated freesheet paper pricing, have fluctuated since 2000 from a high of $1,100 per ton to a low of $705 per ton.  In addition, market prices of grade No. 5, 34 lb. basis weight paper, which is an industry benchmark for coated groundwood paper pricing, have fluctuated between a high of $1,120 per ton to a low of $795 per ton over the same period.  Prices are expected to recover in 2015, but we do not expect prices in 2015 to return to the levels they were at in 2008 before they declined.  Because market conditions determine the price for our paper products, the price for our products could fall below our cash production costs.

•
Market prices for paper products typically are not directly affected by raw material costs or other costs of sales, and consequently we have limited ability to pass through increases in these raw materials and/or other sales costs to our customers absent increases in the market price.  Thus, even though our costs may increase, we may not have the ability to increase the prices for our products, or the prices for our products may decline.

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

The paper industry is cyclical and North American demand for certain paper products tends to decline during a weak U.S. economy. Fluctuations in supply and demand for our products could materially adversely affect our business, financial condition and results of operations.

The paper industry is a commodity market to a significant extent and is subject to cyclical market pressures. North American demand for coated paper products tends to decline during a weak U.S. economy. Accordingly, general economic conditions and demand for magazines and catalogs may have a material adverse impact on the demand for our products, which may result in a material adverse effect on our business, financial condition and results of operations. Foreign overcapacity also could result in an increase in the supply of paper products available in the North American market. For example, there is significant hardwood capacity coming on line in Brazil in 2014 that is expected to impact pricing, and there is significant excess capacity in Europe, which has led to increased exports from Europe into North America, which has also affected pricing. An increased supply of paper available in North America could put downward pressure on prices and/or cause us to lose sales to competitors, either of which could have a material adverse effect on our business, financial condition and results of operations.

Developments in alternative media adversely affect the demand for our products.

Trends in advertising, electronic data transmission and storage, and the internet have had and likely will continue to have adverse effects on traditional print media, including the use of and demand for our products and those of our customers. Our magazine and catalog publishing customers may increasingly use (both for content and advertising), and compete with businesses that use, other forms of media and advertising and electronic data transmission and storage, particularly the internet, instead of paper made by us. As the use of these alternative media grows, the demand for our paper products likely will decline.

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

Our largest customers, Quad/Graphics, Inc. and Central National-Gottesman, Inc. accounted for approximately 14% and 10%, respectively, of our net sales in 2014.  In 2014, our ten largest customers (including Quad/Graphics, Inc. and Central National-Gottesman, Inc.) accounted for approximately 61% of our net sales, while our ten largest end-users accounted for approximately 26% of our net sales.  The loss of, or reduction in orders from, any of these customers or other customers could have a material adverse effect on our business, financial condition, and results of operations, as could significant customer disputes regarding shipments, price, quality, or other matters.

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

We run our paper machines on a nearly continuous basis for maximum efficiency. Any downtime at any of our paper mills, including as a result of or in connection with planned maintenance and capital expenditure projects, results in unabsorbed fixed costs that could negatively affect our results of operations for the period in which we experience the downtime. Due to the extreme operating conditions inherent in some of our manufacturing processes, we may incur unplanned business interruptions from time to time and, as a result, we may not generate sufficient cash flow to satisfy our operational needs. In addition, the geographic areas where our production is located and where we conduct our business may be affected by natural disasters, including snow storms, forest fires, and flooding. Such natural disasters could cause our mills to stop running, which could have a material adverse effect on our business, financial condition, and results of operations. Furthermore, during periods of weak demand for paper products, such as the current market, or periods of rising costs, we have experienced and may in the future experience market-related downtime, which could have a material adverse effect on our financial condition and results of operations.

Our operations require substantial ongoing capital expenditures, and we may not have adequate capital resources to fund all of our required capital expenditures.

Our business is capital intensive, and we incur capital expenditures on an ongoing basis to maintain our equipment and comply with environmental laws, as well as to enhance the efficiency of our operations.  Our total capital expenditures were $42.0 million in 2014.  We anticipate that our available cash resources, including amounts under our credit facilities, and cash generated from operations will be sufficient to fund our operating needs and capital expenditures for at least the next year.  We may also dispose of certain of our non-core assets in order to obtain additional liquidity.  However, if we require additional funds to fund our capital expenditures, we may not be able to obtain them on favorable terms, or at all.  If we cannot maintain or upgrade our facilities and equipment as we require or as necessary to ensure environmental compliance, it could have a material adverse effect on our business, financial condition, and results of operations.

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

We may not realize certain projected synergies, productivity enhancements or improvements in costs.

As part of our business strategy, we are in the process of identifying opportunities to improve profitability by reducing costs and enhancing productivity. For example, through our continuous process improvement program, we have implemented focused programs to optimize material and energy sourcing and usage, reduce repair costs and control overhead. We will continue to utilize the process improvement program to drive further cost reductions and operating improvements in our mill system, and have targeted additional profitability enhancements in the next twelve months. Any synergies, cost savings or productivity enhancements that we expect to realize from such efforts may differ materially from our estimates. In addition, any synergies, cost savings or productivity enhancements that we realize may be offset, in whole or in part, by reductions in pricing or volume, or through increases in other expenses, including raw material, energy or personnel. We cannot assure you that these initiatives will be completed as anticipated or that the benefits we expect will be achieved on a timely basis or at all. Our calculation of pro forma Adjusted EBITDA includes adjustments for cost savings expected to be realized from these initiatives. Although our management believes these estimates and assumptions to be reasonable, investors should not place undue reliance upon the calculation of pro forma Adjusted EBITDA given how it is calculated and the possibility that the underlying estimates and assumptions may ultimately not reflect actual results.

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

Work stoppages and slowdowns and legal action by our unionized employees may have a material adverse effect on our business, financial condition, and results of operations.

As of December 31, 2014, approximately 4% of our employees were represented by labor unions at one of our mills, which was classified as held for sale (see Item 2, Properties).  We have three collective bargaining agreements with the labor unions at that site. Two of these agreements will expire on April 30, 2015; an additional agreement will expire on October 31, 2015, however, as of December 31, 2014 there were no employees represented under the additional agreement. We may become subject to material cost increases as a result of action taken by the labor unions. This could increase expenses in absolute terms and/or as a percentage of net sales. In addition, although we believe we have good relations with our employees, work stoppages or other labor disturbances may occur in the future. Any of these factors could negatively affect our business, financial condition and results of operations.

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
A 2007 decision of the U.S. Supreme Court held that greenhouse gases are subject to regulation under the Clean Air Act. The Environmental Protection Agency, or “EPA,” has subsequently issued regulations applicable to us that require monitoring of greenhouse gas emissions. The EPA has also issued regulations that require certain new and modified air emissions sources to control their greenhouse gas emissions, which may have a material effect on our operations. The United States Congress has in the past, and may in the future, consider legislation which would also regulate greenhouse gas emissions. It is possible that we could become subject to federal, state, regional, local, or supranational legislation related to climate change, greenhouse gas emissions, cap-and-trade or other emissions.

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

We are involved from time to time, and may currently be involved in, claims and legal proceedings relating to contractual, employment, environmental, intellectual property and other matters incidental to the conduct of our business. Although we do not believe that any currently pending claims or legal proceedings are likely to result in an unfavorable outcome that would have a material adverse effect on our financial condition or results of operations, we may become involved in such claims and legal proceedings that could result in unfavorable outcomes and could have a material adverse effect on our financial condition and results of operations.

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

We are a highly leveraged company.  As of December 31, 2014, the principal amount of Verso’s total indebtedness was $1,321.0 million. The total amount of payments Verso will need to make on its outstanding long-term indebtedness for each of the next three fiscal years is $165.2 million, $269.4 million, and $179.2 million, respectively (assuming the current prevailing interest rate on our outstanding floating rate indebtedness remains the same). As of December 31, 2014, the principal amount of Verso Holdings’ total indebtedness was $1,344.3 million (including a $23.3 million loan from Verso Finance Holdings to Chase NMTC Verso Investment Fund). The total amount of payments Verso Holdings will need to make on its outstanding long-term indebtedness for each of the next three fiscal years is $166.7 million, $270.9 million, and $180.7 million, respectively (assuming the current prevailing interest rate on our outstanding floating rate indebtedness remains the same).

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

•
exposing us to the risk of increased interest rates as borrowings under our asset based revolving credit facility (“ABL Facility”) and our cash flow facility (“Cash Flow Facility”) are subject to variable rates of interest;

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
On January 7, 2015, in connection with the consummation of the NewPage acquisition, we incurred substantial additional indebtedness to, among other things, fund the consideration paid to NewPage’s existing equity holders in connection with the Merger. This new indebtedness included $650 million in aggregate principal amount of new 11.75% Senior Secured Notes due 2019, or “New First Lien Notes,” and $750 million in borrowings under NewPage’s term loan facility. The combined company may also incur additional indebtedness in the future for corporate purposes. Any borrowings will require the combined company to use a portion of its cash flow to service principal and interest payments and thus will limit the free cash flow available for other desirable business opportunities. We cannot guarantee sufficient cash flow from operations to pay our indebtedness and fund our additional liquidity needs.

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

The Cash Flow Facility requires us to maintain a maximum total net first-lien leverage ratio of not more than 3.50 to 1.00 if on the last day of any fiscal quarter, any portion of the facility is drawn (including outstanding letters of credit). In addition, the ABL Facility requires us to maintain a minimum fixed charge coverage ratio at any time when the average availability (defined as the lesser of the availability under the ABL Facility and the borrowing base at such time, net of any unrestricted cash) is less than the greater of (a) 10% of the lesser of the borrowing base at such time and the aggregate amount of the ABL Facility commitments at such time and (b) $10.0 million. In that event, we must satisfy a minimum fixed charge coverage ratio of 1.0 to 1.0. The ABL Facility also contains certain other customary affirmative covenants and events of default. As of December 31, 2014, we were not subject to the above described financial maintenance covenants.

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

In addition, the credit agreements that govern the NewPage ABL Facility or the NewPage Term Loan Facility contain a number of restrictive covenants that impose operating and financial restrictions, and may limit our ability to engage in acts that may be in our long-term best interests, including, among other things, restrictions on our ability to incur debt, incur liens, pay dividends or make certain restricted payments, prepay, redeem or repurchase certain indebtedness, make investments, enter into mergers, consolidations or asset dispositions and engage in transactions with affiliates. The credit agreement that governs the NewPage ABL Facility also requires NewPage to conditionally maintain a minimum fixed charge coverage ratio.

Despite our current indebtedness levels, we and our subsidiaries may still be able to incur substantially more debt. This could further exacerbate the risks associated with our substantial leverage.

We and our subsidiaries may be able to incur substantial additional indebtedness in the future because the terms of the instruments governing our debt securities and credit agreements do not fully prohibit us or our subsidiaries from doing so.  In addition, subject to covenant compliance and certain conditions, our ABL Facility, our Cash Flow Facility, and our Verso Androscoggin Power LLC Revolving Credit Facility, permit borrowing of up to approximately an additional $66.9 million (as of December 31, 2014).  If new indebtedness is added to our and our subsidiaries’ current debt levels, the related risks that we and they now face could intensify.

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

An investment in our debt could lose value as a result of a downgrade in our debt ratings and the volatility of the trading prices of our publicly traded debt securities.

Historically, the market for non-investment grade debt has been subject to disruptions that have caused substantial volatility in the prices of securities similar to our notes. We cannot assure you that any such disruptions may not adversely affect the prices at which you may sell your notes. In addition, subsequent to their initial issuance, our notes may trade at a discount from their initial offering price, depending upon prevailing interest rates, the market for similar notes, our performance and other factors.

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

Risks Relating to Verso’s Common Stock

Our stock price has been volatile and an investment in our stock could lose value.

All of the risk factors discussed in this section could affect our stock price. The timing of announcements in the public market regarding new products, product enhancements or technological advances by us or our competitors, and any announcements by us or our competitors of acquisitions, major transactions, or management changes could also affect our stock price. Our stock price is subject to speculation in the press and the analyst community, including with respect to Apollo’s strategic plans generally, changes in recommendations or earnings estimates by financial analysts, changes in investors’ or analysts’ valuation measures for our stock, our credit ratings and market trends unrelated to our performance. Stock sales by Apollo’s or our directors, officers, or other significant holders may also affect our stock price. A significant drop in our stock price could also expose us to the risk of securities class actions lawsuits, which could result in substantial costs and divert management’s attention and resources, which could adversely affect our business.

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

We are not restricted from issuing additional shares of common stock, including shares issuable pursuant to securities that are convertible into or exchangeable for, or that represent the right to receive, common stock. Stock sales by our directors, officers or other significant holders may affect our stock price.

Anti-takeover provisions in Delaware corporate law may make it difficult for our stockholders to replace or remove our current board of directors and could deter or delay third parties from acquiring us, which may adversely affect the marketability and market price of our common stock.

We are subject to the anti-takeover provisions of Section 203 of the General Corporation Law of the State of Delaware, or “DGCL.” Under these provisions, if anyone becomes an “interested stockholder,” we may not enter into a “business combination” with that person for three years without special approval, which could discourage a third party from making a takeover offer and could delay or prevent a change of control. For purposes of Section 203, “interested stockholder” means, generally, someone owning more than 15% or more of our outstanding voting stock or an affiliate of ours that owned 15% or more of our outstanding voting stock during the past three years, subject to certain exceptions as described in Section 203.

Under any change of control, as defined in our credit agreement, the lenders under our credit facility would have the right to require us to repay all of our outstanding obligations under the facility.

Item 1B.  Unresolved Staff Comments

Not applicable.

Item 2.  Properties

Our corporate headquarters is located in Memphis, Tennessee.  We own two mills located in Maine and Michigan at which we operate five paper machines.  We own four hydroelectric dams which provide hydroelectric power to our Androscoggin mill. We also own fourteen woodyards for the purpose of storage and loading of forest products, and we lease two woodyards and a number of sales offices.

Our headquarters and material facilities as of December 31, 2014, are shown in the following table:

Location	Use	Owned/Leased
Memphis, Tennessee	corporate headquarters	leased
Jay (Androscoggin), Maine	paper mill/kraft pulp mill	owned
Bucksport, Maine	paper mill (idled)	owned (held for sale)
Quinnesec, Michigan	paper mill/kraft pulp mill	owned
West Chester, Ohio	sales, distribution, and customer service	leased

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

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is listed for trading on the New York Stock Exchange under the trading symbol “VRS.”  The following table sets forth the high and low sales prices per share of our common stock, as reported by the New York Stock Exchange, for the indicated periods:

	High	Low
2014
First quarter	$5.55	$0.62
Second quarter	3.24	1.60
Third quarter	3.82	2.10
Fourth quarter	3.75	2.18
2013
First quarter	$1.68	$0.98
Second quarter	1.39	1.03
Third quarter	1.15	0.61
Fourth quarter	0.92	0.52

Holders

As of February 27, 2015, there were 299 stockholders of record of our common stock.

Dividends

We paid dividends on our common stock in the third and fourth quarters of 2008 and have not paid any dividends since then.  Past dividend payments are not indicative of our future dividend policy, and there can be no assurance that we will declare or pay any cash dividends in the future.  Any future determination relating to our dividend policy will be made at the discretion of our board of directors and will depend on then existing conditions, including our financial condition, results of operations, contractual restrictions, capital requirements, business prospects and other factors that our board of directors may deem relevant.  Our ability to pay dividends on our common stock is limited by the covenants in our ABL Facility and Cash Flow Facility and the indentures governing our outstanding notes, and may be further restricted by the terms of any of our future debt or preferred securities.

Equity Compensation Plan Information

The table below sets forth information regarding the number of shares of common stock to be issued upon the exercise of the outstanding stock options granted under our equity compensation plans and the shares of common stock remaining available for future issuance under our equity compensation plans as of December 31, 2014.

	Number of securities to be issued upon exercise of outstanding options	Weighted- average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	6,463,986	$2.57	3,246,027
Equity compensation plans not approved by security holders	—	—	—
Total	6,463,986	$2.57	3,246,027

Stock Repurchases under 2008 Incentive Award Plan

Participants in our 2008 Incentive Award Plan, or the “Plan,” may elect to surrender to us restricted shares of our common stock issued to them pursuant to awards granted under the Plan to satisfy the applicable federal, state, local, and foreign tax withholding obligations that arise upon the vesting of their shares of restricted stock under the Plan.  Shares of restricted stock surrendered to us to meet tax withholding obligations are deemed to be repurchased pursuant to the Plan.  There were no shares of restricted stock repurchased to meet participants’ tax withholding obligations during the fourth quarter of 2014.

Item 6.  Selected Financial Data

The following tables present our selected financial data as of and for the periods presented for Verso and Verso Holdings.  The following information is only a summary and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and their related notes, and the other financial information, included elsewhere in this annual report.

The selected historical financial data for Verso as of and for the years ended December 31, 2014, 2013, 2012, 2011, and 2010, have been derived from the audited consolidated financial statements of Verso.  The selected historical financial data for Verso Holdings as of and for the years ended December 31, 2014, 2013, 2012, 2011, and 2010, have been derived from the audited consolidated financial statements of Verso Holdings.  The audited consolidated financial statements of Verso and Verso Holdings as of December 31, 2014, and 2013, and for the years ended December 31, 2014, 2013, and 2012, are included elsewhere in this annual report.

	VERSO
	Year Ended December 31,
(Dollars in millions except per share amounts)	2014	2013	2012	2011	2010
Statement of Operations Data:
Net sales	$1,296.6	$1,388.9	$1,474.6	$1,722.5	$1,605.3
Costs and expenses:
Cost of products sold - (exclusive of depreciation, amortization, and depletion)	1,176.0	1,179.1	1,272.6	1,460.3	1,410.8
Depreciation, amortization, and depletion	90.9	104.7	118.2	125.3	127.4
Selling, general, and administrative expenses	69.9	73.8	74.4	78.0	71.0
Goodwill impairment	—	—	—	18.7	—
Restructuring charges	134.5	1.4	102.4	24.5	—
Total operating expenses	1,471.3	1,359.0	1,567.6	1,706.8	1,609.2
Other operating income(1)	—	(4.0)	(60.6)	—	—
Operating (loss) income	(174.7)	33.9	(32.4)	15.7	(3.9)
Interest income	—	—	—	(0.1)	(0.1)
Interest expense	142.3	137.8	135.4	126.6	128.1
Other loss (income), net	38.9	7.9	7.4	26.1	(0.9)
Loss before income taxes	(355.9)	(111.8)	(175.2)	(136.9)	(131.0)
Income tax (benefit) expense	(2.9)	(0.6)	(1.4)	0.2	0.1
Net loss	$(353.0)	$(111.2)	$(173.8)	$(137.1)	$(131.1)
Per Share Data:
(Loss) earnings per share:
Basic	$(6.62)	$(2.09)	$(3.29)	$(2.61)	$(2.50)
Diluted	(6.62)	(2.09)	(3.29)	(2.61)	(2.50)
Weighted average common shares outstanding (in thousands):
Basic	53,293	53,124	52,850	52,595	52,445
Diluted	53,293	53,124	52,850	52,595	52,445
Statement of Cash Flows Data:
Cash (used in) provided by operating activities	$(57.8)	$(27.7)	$12.0	$14.5	$73.5
Cash used in investing activities	(25.3)	(13.8)	(7.1)	(66.2)	(98.3)
Cash provided by (used in) financing activities	77.3	(8.7)	(38.3)	(6.2)	25.5
Other Financial and Operating Data:
EBITDA(2)	$(122.7)	$130.7	$78.4	$114.9	$124.4
Capital expenditures	(42.0)	(40.7)	(59.9)	(90.3)	(73.6)
Total tons sold (in thousands)(3)	1,624.4	1,689.8	1,799.0	2,023.4	2,063.6
Balance Sheet Data:
Working capital(4)	$5.4	$63.4	$110.3	$142.6	$162.4
Property, plant and equipment, net	530.5	742.9	793.0	934.7	972.7
Total assets	877.5	1,098.6	1,208.9	1,421.5	1,516.1
Total debt	1,326.9	1,248.5	1,257.0	1,262.5	1,228.6
Total (deficit) equity	(784.1)	(417.3)	(321.7)	(153.9)	(6.8)

(1)
Other operating income in 2012 reflected insurance proceeds in excess of costs and property damages incurred of $60.6 million, as we reached a final settlement agreement with our insurance provider for property and business losses resulting from the fire and explosion at the former Sartell mill.

(2)
EBITDA consists of earnings before interest, taxes, depreciation, and amortization. EBITDA is a measure commonly used in our industry, and we present EBITDA to enhance your understanding of our operating performance. We use EBITDA as a way of evaluating our performance relative to that of our peers. We believe that EBITDA is an operating performance measure, and not a liquidity measure, that provides investors and analysts with a measure of operating results unaffected by differences in capital structures, capital investment cycles, and ages of related assets among otherwise comparable companies. However, EBITDA is not a measurement of financial performance under U.S. GAAP, and our EBITDA may not be comparable to similarly titled measures of other companies. You should consider our EBITDA in addition to, and not as a substitute for, or superior to, our operating or net income or cash flows from operating activities determined in accordance with U.S. GAAP. Our use of EBITDA is further discussed in the ‘Reconciliation of Cash Flows from

Operating Activities to Adjusted EBITDA’ section of Item 7 herein. The following table reconciles net (loss) income to EBITDA for the periods presented:

	VERSO
	Year Ended December 31,
(Dollars in millions)	2014	2013	2012	2011	2010
Reconciliation of net (loss) income to EBITDA:
Net loss	$(353.0)	$(111.2)	$(173.8)	$(137.1)	$(131.1)
Income tax (benefit) expense	(2.9)	(0.6)	(1.4)	0.2	0.1
Interest expense, net	142.3	137.8	135.4	126.5	128.0
Depreciation, amortization, and depletion	90.9	104.7	118.2	125.3	127.4
EBITDA	$(122.7)	$130.7	$78.4	$114.9	$124.4

(3)	See discussion of metric in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 herein.

(4)	Working capital is defined as current assets net of current liabilities, excluding the current portion of long-term debt.

	VERSO HOLDINGS
	Year Ended December 31,
(Dollars in millions)	2014	2013	2012	2011	2010
Statement of Operations Data:
Net sales	$1,296.6	$1,388.9	$1,474.6	$1,722.5	$1,605.3
Costs and expenses:
Cost of products sold - (exclusive of depreciation, amortization, and depletion)	1,176.0	1,179.1	1,272.6	1,460.3	1,410.8
Depreciation, amortization, and depletion	90.9	104.7	118.2	125.3	127.4
Selling, general, and administrative expenses	69.9	73.8	74.4	78.0	70.9
Goodwill impairment	—	—	—	10.5	—
Restructuring charges	134.5	1.4	102.4	24.5	—
Total operating expenses	1,471.3	1,359.0	1,567.6	1,698.6	1,609.1
Other operating income(1)	—	(4.0)	(60.6)	—	—
Operating (loss) income	(174.7)	33.9	(32.4)	23.9	(3.8)
Interest income	(1.5)	(1.5)	(1.5)	(1.6)	(0.1)
Interest expense	143.8	138.7	127.9	122.2	122.5
Other loss (income), net	38.9	7.9	7.4	25.8	(0.7)
Net loss	$(355.9)	$(111.2)	$(166.2)	$(122.5)	$(125.5)
Statement of Cash Flows Data:
Cash (used in) provided by operating activities	$(58.3)	$(27.5)	$11.3	$14.6	$75.8
Cash used in investing activities	(25.3)	(13.8)	(7.1)	(66.2)	(98.3)
Cash provided by (used in) financing activities	77.9	(9.0)	(37.6)	(6.3)	25.4
Other Financial and Operating Data:
EBITDA(2)	$(122.7)	$130.7	$78.4	$123.4	$124.3
Capital expenditures	(42.0)	(40.7)	(59.9)	(90.3)	(73.6)
Total tons sold (in thousands)(3)	1,624.4	1,689.8	1,799.0	2,023.4	2,063.6
Balance Sheet Data:
Working capital(4)	$5.4	$63.4	$111.4	$142.9	$162.3
Property, plant, and equipment, net	530.5	742.9	793.0	934.7	972.7
Total assets	900.9	1,121.9	1,232.3	1,444.4	1,530.5
Total debt	1,350.2	1,271.8	1,187.1	1,201.1	1,172.7
Total (deficit) equity	(780.3)	(411.1)	(220.6)	(61.2)	71.4

(1)
Other operating income in 2012 reflected insurance proceeds in excess of costs and property damages incurred of $60.6 million, as we reached a final settlement agreement with our insurance provider for property and business losses resulting from the fire and explosion at the former Sartell mill.

(2)
EBITDA consists of earnings before interest, taxes, depreciation, and amortization. EBITDA is a measure commonly used in our industry, and we present EBITDA to enhance your understanding of our operating performance. We use EBITDA as a way of evaluating our performance relative to that of our peers. We believe that EBITDA is an operating performance measure, and not a liquidity measure, that provides investors and analysts with a measure of operating results unaffected by differences in capital structures, capital investment cycles, and ages of related assets among otherwise comparable companies. However, EBITDA is not a measurement of financial performance under U.S. GAAP, and our EBITDA may not be comparable to similarly titled measures of other companies. You should consider our EBITDA in addition to, and not as a substitute for, or superior to, our operating or net income or cash flows from operating activities determined in accordance with U.S. GAAP. Our use of EBITDA is further discussed in the “Reconciliation of Cash Flows from Operating Activities to Adjusted EBITDA” section of Item 7 herein. The following table reconciles net (loss) income to EBITDA for the periods presented:

	VERSO HOLDINGS
	Year Ended December 31,
(Dollars in millions)	2014	2013	2012	2011	2010
Reconciliation of net (loss) income to EBITDA:
Net loss	$(355.9)	$(111.2)	$(166.2)	$(122.5)	$(125.5)
Interest expense, net	142.3	137.2	126.4	120.6	122.4
Depreciation, amortization, and depletion	90.9	104.7	118.2	125.3	127.4
EBITDA	$(122.7)	$130.7	$78.4	$123.4	$124.3

(3)	See discussion of metric in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 herein.

(4)	Working capital is defined as current assets net of current liabilities, excluding the current portion of long-term debt.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations includes statements regarding the industry outlook and our expectations regarding the performance of our business.  These non-historical statements in the discussion and analysis are forward-looking statements.  These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in “Risk Factors.”  Our actual results may differ materially from those contained in or implied by any forward-looking statements.  The discussion and analysis should be read in conjunction with the “Risk Factors” and financial statements and notes thereto included elsewhere in this annual report.  Unless otherwise noted, the information provided pertains to both Verso and Verso Holdings.  All assets, liabilities, income, expenses and cash flows presented for all periods represent those of Verso’s indirect, wholly-owned subsidiary, Verso Holdings, in all material respects, except for Verso’s common stock transactions, Verso Finance’s debt obligation and related financing costs and interest expense, Verso Holdings’ loan to Verso Finance, and the debt obligation of Verso Holdings’ consolidated variable interest entity to Verso Finance.

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

Background

We began operations on August 1, 2006, when we acquired the assets and certain liabilities of the business of International Paper.  We were formed by affiliates of Apollo for the purpose of consummating the acquisition from International Paper.  Verso went public on May 14, 2008, with an IPO of 14 million shares of common stock.

On January 3, 2014, Verso, Verso Merger Sub Inc., a Delaware corporation and an indirect, wholly owned subsidiary of Verso, or “Merger Sub,” and NewPage Holdings Inc., a Delaware corporation, or “NewPage,” entered into an Agreement and Plan of Merger, or the “Merger Agreement,” pursuant to which the parties agreed to merge Merger Sub with and into NewPage on the terms and subject to the conditions set forth in the Merger Agreement, with NewPage surviving the merger as an indirect, wholly owned subsidiary of Verso. On January 7, 2015, Verso consummated the previously announced acquisition of NewPage through the merger of Merger Sub, with and into NewPage, or the “NewPage acquisition,” pursuant to the Merger Agreement. As a result of the merger of Merger Sub with and into NewPage, Merger Sub’s separate corporate existence ceased and NewPage continued as the surviving corporation and an indirect, wholly owned subsidiary of Verso (see Note 24). As the NewPage acquisition was consummated subsequent to our year-end, Part II, Item 7 of this annual report excludes the impact of NewPage’s operations on our business.

Selected Factors Affecting Operating Results

Net Sales

Our sales, which we report net of rebates, allowances, and discounts, are a function of the number of tons of paper that we sell and the price at which we sell our paper.  The coated paper industry is cyclical, which results in changes in both volume and price.  Paper prices historically have been a function of macro-economic factors which influence supply and demand.  Price has historically been substantially more variable than volume and can change significantly over relatively short time periods.  In 2014, while our coated paper prices declined, prices for our pulp increased slightly. Prices are expected to recover in 2015, but we do not expect prices in 2015 to return to the levels they were at in 2008 before they declined.

We are primarily focused on serving two end-user segments: catalogs and magazines.  In 2014, we believe we were a leading North American supplier of coated papers to catalog and magazine publishers.  Coated paper demand is primarily driven by advertising and print media usage.  Advertising spending and magazine and catalog circulation tend to correlate with changes in the GDP of the United States – they rise with a strong economy and contract with a weak economy.

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

We reach our end-users through several channels, including printers, brokers, paper merchants, and direct sales to end-users.  We sell and market our products to approximately 130 customers which comprise approximately 650 end-user accounts.  In 2014, Quad/Graphics, Inc. and Central National-Gottesman, Inc. accounted for approximately 14% and 10% of our net sales, respectively.

Our historical results include specialty papers that we manufacture for Expera Specialty Solutions, LLC or “Expera,” on paper machine no. 5 at the Androscoggin mill.  Under a long-term supply agreement entered into in 2005 in connection with International Paper’s sale of its Industrial Papers business to Expera, these products are sold to Expera at a variable charge for the paper purchased and a fixed charge for the availability of the machine.  The amounts included in our net sales for the specialty papers sold to Expera totaled $42.2 million, $43.0 million, and $42.0 million, in 2014, 2013, and 2012, respectively.

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

Energy.  In 2014, we produced approximately 54% of our energy needs for our paper mills from sources such as waste wood, waste water, hydroelectric facilities, liquid biomass from our pulping process, and internal energy cogeneration facilities.  Our external energy purchases vary across each of our mills and include fuel oil, natural gas, coal, and electricity.  While our internal energy production capacity and ability to switch between certain energy sources mitigates the volatility of our overall energy expenditures, we expect prices for energy to remain volatile for the foreseeable future.   We utilize derivative contracts as part of our risk management strategy to manage our exposure to market fluctuations in energy prices.

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

Critical Accounting Policies

Our accounting policies are fundamental to understanding management’s discussion and analysis of financial condition and results of operations.  Our consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America, or “U.S. GAAP,” and follow general practices within the industry in which we operate.  The preparation of the financial statements requires management to make certain judgments and assumptions in determining accounting estimates.  Accounting estimates are considered critical if the estimate requires management to make assumptions about matters that were highly uncertain at the time the accounting estimate was made, and different estimates reasonably could have been used in the current period, or changes in the accounting estimate are reasonably likely to occur from period to period, that would have a material impact on the presentation of our financial condition, changes in financial condition or results of operations.

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

In 2014, based on our plans to dispose of certain assets held by the legal entities that comprise the Bucksport mill (Verso Bucksport LLC and Verso Bucksport Power LLC), we recorded a fixed asset impairment charge of $88.7 million, as the carrying value of the assets held for sale were in excess of the fair value less the cost to sell. The fair value was determined based on the December 5, 2014 membership purchase agreement for the sale of the Bucksport mill.

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

Trademarks are evaluated by comparing their fair value to their carrying values.  In the third quarter of 2014, we determined that sufficient indicators of a potential impairment of our trademarks existed and we performed an interim analysis of our trademarks for impairment. As a result of our analysis, we determined that the carrying value of our trademarks exceeded their fair value, which was determined using a level 3 fair value measurement. This fair value determination was made using the income approach, which required us to estimate unobservable factors such as a royalty rate and discount rate and identify relevant projected revenue. We recognized an impairment charge of $6.3 million based on a projected reduction of revenues driven primarily by a decline in U.S. demand. The trademark impairment charge is included in Cost of products sold in our consolidated statement of operations. During 2013, as a result of our annual impairment testing, we recognized an impairment charge of $1.6 million, which was included in Cost of goods sold on our accompanying consolidated statements of operations. During 2012, as a result of a reduction in production capacity from the closure of the former Sartell mill, we recognized a trademarks impairment charge of $3.7 million, which was included in Restructuring charges on our accompanying consolidated statements of operations.

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

Pension benefit obligations. We offer various pension plans to employees.  The calculation of the obligations and related expenses under these plans requires the use of actuarial valuation methods and assumptions, including the expected long-term rate of return on plan assets, discount rates, and mortality rates.  As of December 31, 2014, we updated the mortality table used in the determination of our pension benefit obligation to the RP-2014 mortality table published by the Society of Actuaries to reflect longer life expectancies than under the previous table. Actuarial valuations and assumptions used in the determination of future values of plan assets and liabilities are subject to management judgment and may differ significantly if different assumptions are used.

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

ASC Topic 205, Presentation of Financial Statements and ASC Topic 360, Property, Plant, and Equipment. In April 2014, the FASB issued ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which changes the criteria for determining which disposals can be presented as discontinued operations and modifies the related disclosure requirements. This guidance should be applied prospectively to new disposals and new classifications of disposal groups as held for sale after the effective date which is fiscal years beginning on or after December 15, 2014, and interim periods within those annual periods.

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

 ASC Topic 205, Presentation of Financial Statements-Going Concern. In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern. This ASU provides guidance on determining when and how to disclose going concern uncertainties in the financial statements. The ASU is effective for periods beginning after December 15, 2016. The adoption of this standard is not expected to have a material impact on the presentation of our consolidated financial statements.

Other new accounting pronouncements issued but not effective until after December 31, 2014, are not expected to have a significant effect on our consolidated financial statements.

Financial Overview

In 2014, net sales decreased 6.6%, or $92.3 million, as sales volume decreased 3.9% compared to 2013, which was driven by declining demand for coated papers.  In 2014, while our coated paper prices declined, prices for our pulp increased slightly. Our gross margin was 9.3% in 2014 compared to 15.1% in 2013, reflecting higher coated paper prices in 2013.

Verso’s Adjusted EBITDA (before the pro forma effects of the profitability program) was $84.0 million in 2014 compared to $129.5 million in 2013.  (Note: Adjusted EBITDA is a non-GAAP financial measure and is defined and reconciled to cash flows from operating activities later in this report).  EBITDA adjustments (excluding the pro forma effect of the profitability program) of $206.7 million in 2014 consisted primarily of $140.7 million in restructuring costs associated with the closure of our Bucksport mill, $38.9 million of costs incurred in connection with the NewPage acquisition, and $16.8 million of unrealized losses on energy-related derivative contracts. EBITDA adjustments (excluding the pro forma effect of the profitability program) of $1.2 million in 2013 consisted primarily of $14.3 million unrealized gains on energy-related derivative contracts offset by $5.2 million of costs incurred in connection with the NewPage acquisition.

In 2014, Verso reported a net loss of $353.0 million, or $6.62 per diluted share, and operating loss of $174.7 million.  Impacting the results for 2014 were the restructuring costs associated with the closure of our Bucksport mill and costs incurred in connection with the NewPage acquisition. In 2013, Verso reported a net loss of $111.2 million, or $2.09 per diluted share, and operating income of $33.9 million.  Impacting the results for 2013 were losses related to debt refinancing offset by gains from the sale of the former Sartell mill and the assets of Verso Fiber Farm LLC.
On January 3, 2014, Verso, Merger Sub, and NewPage entered into the Merger Agreement pursuant to which the parties agreed to merge Merger Sub with and into NewPage on the terms and subject to the conditions set forth in the Merger Agreement, with NewPage surviving the Merger as an indirect, wholly owned subsidiary of Verso. On January 7, 2015, Verso consummated the NewPage acquisition pursuant to the Merger Agreement. As a result of the merger of Merger Sub with and into NewPage, Merger Sub’s separate corporate existence ceased and NewPage continued as the surviving corporation and an indirect, wholly owned subsidiary of Verso.
On October 30, 2014, in order to address potential antitrust considerations related to the NewPage acquisition, NewPage Corporation, NewPage Wisconsin System Inc., and Rumford Paper Company, each an indirect, wholly owned subsidiary of NewPage, or the “Seller Parties,” and Catalyst Paper Holdings Inc., or “Catalyst,” entered into an Asset Purchase Agreement, or the “Divestiture Agreement,” pursuant to which the Seller Parties agreed to sell NewPage Wisconsin’s paper mill located in Biron, Wisconsin, and NewPage Rumford’s paper mill located in Rumford, Maine, to Catalyst for a total price of approximately $74 million in cash, subject to customary post-closing adjustment, or collectively, the “Divestiture.” In connection with the Divestiture, NewPage and Verso each guaranteed to Catalyst the obligations of the Seller Parties under the Divestiture Agreement and certain related transactional documents, and Catalyst Paper Corporation, the ultimate parent of Catalyst, guaranteed to the Seller Parties and Verso the obligations of Catalyst under the Divestiture Agreement and certain related transactional documents. On January 7, 2015, the Seller Parties and Catalyst consummated the Divestiture pursuant to the Divestiture Agreement.
On August 1, 2014, in accordance with the terms of the Merger Agreement, Verso Holdings and its direct, wholly owned subsidiary, Verso Paper Inc., or collectively the “Issuers,” consummated (a) an offer to exchange the Issuers’ new Second Priority Adjustable Senior Secured Notes, or “New Second Lien Notes,” and warrants issued by Verso that were mandatorily convertible on a one-for-one basis into shares of Verso common stock immediately prior to the NewPage acquisition, or “Warrants,” for any and all of the Issuers’ outstanding 8.75% Second Priority Senior Secured Notes due 2019, or “Old Second Lien Notes” (we refer to this exchange offer as the “Second Lien Notes Exchange Offer”), and (b) an offer to exchange the Issuers’ new Adjustable Senior Subordinated Notes, or “New Subordinated Notes,” and Warrants for any and all of the Issuers’ outstanding 11.38% Senior Subordinated Notes due 2016, or “Old Subordinated Notes” (we refer to this exchange offer as the “Subordinated Notes Exchange Offer”). We refer to the Second Lien Notes Exchange Offer, the Subordinated Notes Exchange Offer, and the transactions in connection therewith collectively as the “Exchange Offers.”

On October 1, 2014, Verso announced plans to close our paper mill in Bucksport, Maine, and we ceased paper manufacturing operations in December 2014. The mill closure reduced Verso’s coated groundwood paper production capacity by approximately 350,000 tons and its specialty paper production capacity by approximately 55,000 tons. Restructuring charges in 2014 related to the closure of the Bucksport mill were $134.5 million, and consisted primarily of fixed asset and other impairment charges and write-offs of $102.6 million and severance and benefit costs of $26.8 million. On December 5, 2014, two Verso subsidiaries entered into an agreement to sell their equity interests in two other Verso subsidiaries that owned the Bucksport mill to AIM Development (USA) LLC, an indirect, wholly owned subsidiary of American Iron & Metal Company Inc., or “AIM.” On January 29, 2015, the Verso parties and AIM consummated the Bucksport transaction.
Results of Operations

The following table sets forth certain consolidated financial information for the years ended December 31, 2014, 2013, and 2012.  Cost of sales in the following table and discussion includes the cost of products sold and depreciation, amortization, and depletion.  The following table and discussion should be read in conjunction with the information contained in our consolidated financial statements and the related notes thereto included elsewhere in this annual report.

	VERSO			VERSO HOLDINGS
	Year Ended December 31,			Year Ended December 31,
(Dollars in thousands)	2014	2013	2012	2014	2013	2012
Net sales	$1,296,613	$1,388,899	$1,474,612	$1,296,613	$1,388,899	$1,474,612
Costs and expenses:
Cost of products sold - (exclusive of depreciation, amortization, and depletion)	1,176,002	1,179,085	1,272,630	1,176,002	1,179,085	1,272,630
Depreciation, amortization, and depletion	90,897	104,730	118,178	90,897	104,730	118,178
Selling, general, and administrative expenses	69,945	73,777	74,415	69,945	73,777	74,364
Restructuring charges	134,486	1,378	102,404	134,486	1,378	102,404
Total operating expenses	1,471,330	1,358,970	1,567,627	1,471,330	1,358,970	1,567,576
Other operating income	—	(3,971)	(60,594)	—	(3,971)	(60,594)
Operating income (loss)	(174,717)	33,900	(32,421)	(174,717)	33,900	(32,370)
Interest income	(2)	(25)	(8)	(1,517)	(1,539)	(1,523)
Interest expense	142,331	137,728	135,461	143,846	138,626	127,943
Other loss, net	38,898	7,965	7,379	38,898	7,965	7,380
Loss before income taxes	(355,944)	(111,768)	(175,253)	(355,944)	(111,152)	(166,170)
Income tax (benefit) expense	(2,989)	(562)	(1,424)	—	—	—
Net loss	$(352,955)	$(111,206)	$(173,829)	$(355,944)	$(111,152)	$(166,170)

2014 Compared to 2013

Net Sales.  Net sales for 2014 decreased 6.6% to $1,296.6 million from $1,388.9 million in 2013, due to a 3.9% decline in total sales volume, and a 2.9% decrease in the average sales price for all of our products in 2014 compared to 2013.

Net sales for our coated papers segment decreased 11.6% to $939.1 million in 2014 from $1,062.6 million in 2013, due to a 7.7% decrease in paper sales volume and a 4.3% decline in average sales price per ton of coated paper compared to last year. The decline in sales volume and price were driven by declining demand for coated papers.

Net sales for our market pulp segment increased 2.9% in 2014 to $160.7 million from $156.1 million in 2013.  The average sales price per ton increased 2.5% while the sales volume remained flat compared to 2013.

Net sales for our other segment increased 15.6% to $196.8 million in 2014 from $170.2 million in 2013.  This increase was driven by a 16.8% increase in sales volume offset by a 1.0% decrease in sales price.

Cost of sales.  Cost of sales, including depreciation, amortization, and depletion, was $1,266.9 million in 2014 compared to $1,283.8 million in 2013.  Our gross margin, excluding depreciation, amortization, and depletion, was 9.3% for 2014 compared to 15.1% for 2013, reflecting higher coated paper prices in 2013, the change in our unrealized hedge positions due to market movements, and Bucksport related charges appearing in cost of sales. Depreciation, amortization, and depletion expenses were $90.9 million for 2014 compared to $104.7 million for 2013.

Selling, general, and administrative.  Selling, general, and administrative expenses were $69.9 million in 2014 compared to $73.8 million in 2013.

Restructuring charges.  Restructuring charges in 2014 were $134.5 million, and consisted primarily of fixed asset and other impairment charges of $102.6 million and severance and benefit costs of $26.8 million related to the closure of the Bucksport mill. Restructuring charges for 2013 were $1.4 million, and consisted primarily of facility operations and personnel costs for the former Sartell mill site through the date of sale.

Interest expense.  Verso’s interest expense for 2014 was $142.3 million compared to $137.8 million in 2013.  Verso Holdings’ interest expense was $143.8 million in 2014 compared to $138.7 million in 2013.

Other loss, net.  Other loss, net was $38.9 million and $7.9 million for 2014 and 2013, respectively, and reflected costs incurred in connection with the NewPage acquisition.

Income tax (benefit) expense.  Income tax benefit of $2.9 million and $0.6 million for 2014 and 2013, respectively, resulted from reductions in the deferred tax liability related to the non-cash trademark impairment charges taken in the years presented.

2013 Compared to 2012

Net Sales.  Net sales for 2013 decreased 5.8% to $1,388.9 million from $1,474.6 million in 2012, due to a 6.1% decline in total sales volume, and the average sales price for all of our products remained flat in 2013 compared to 2012.

Net sales for our coated papers segment decreased 9.7% to $1,062.6 million in 2013 from $1,177.1 million in 2012, due to an 8.3% decline in paper sales volume, which was driven by the closure of the former Sartell mill in the third quarter of 2012.  The average sales price per ton of coated paper decreased 1.5% compared to 2012.

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

Cost of sales.  Cost of sales, including depreciation, amortization, and depletion, was $1,283.8 million in 2013 compared to $1,390.8 million in 2012, reflecting the closure of the former Sartell mill in the third quarter of 2012.  Our gross margin, excluding depreciation, amortization, and depletion, was 15.1% for 2013 compared to 13.7% for 2012, reflecting lower input prices, including the effects of energy hedge benefits. Depreciation, amortization, and depletion expenses were $104.7 million for 2013 compared to $118.2 million for 2012.

Selling, general, and administrative.  Selling, general, and administrative expenses were $73.8 million in 2013 compared to $74.4 million in 2012.

Restructuring charges.  Restructuring charges in 2013 were $1.4 million, and consisted primarily of facility operations and personnel costs for the former Sartell mill site through the date of sale. Restructuring charges for 2012 were $102.4 million, and consisted primarily of fixed asset and other impairment charges of $77.1 million and severance and benefit costs of $19.4 million related to the closure of the former Sartell mill.

Other operating income.  Other operating income in 2013 was $4.0 million and consisted of the gain on the sales of our former Sartell mill and the assets of Verso Fiber Farm LLC. Other operating income in 2012 reflected insurance proceeds in excess of costs and property damages incurred of $60.6 million, as we reached a final settlement agreement with our insurance provider for property and business losses resulting from the fire and explosion at our former Sartell mill.

Interest expense.  Verso’s interest expense for 2013 was $137.8 million compared to $135.4 million in 2012.  Verso Holdings’ interest expense was $138.7 million in 2013 compared to $127.9 million in 2012.

Other loss, net.  Other loss, net was $7.9 million for 2013, and reflected costs incurred in connection with the NewPage acquisition and losses related to debt refinancing. Other loss, net was $7.4 million in 2012, which represented losses related to debt refinancing.

Income tax (benefit) expense.  Income tax benefit of $0.6 million and $1.4 million for 2013 and 2012, respectively, resulted from reductions in the deferred tax liability related to the non-cash trademark impairment charges taken in the years presented.

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

However, EBITDA and Adjusted EBITDA are not measurements of financial performance determined in accordance with U.S. GAAP and are susceptible to varying calculations. EBITDA and Adjusted EBITDA, as presented, may not be comparable to similarly titled measures of other companies.  You should consider our EBITDA and Adjusted EBITDA in addition to, and not as a substitute for or superior to, our operating or net income or cash flows from operating activities, determined in accordance with U.S. GAAP.

The following table reconciles cash flows from operating activities to Adjusted EBITDA for the periods presented:

	VERSO
	Year Ended December 31,
(Dollars in millions)	2014	2013	2012
Cash flows (used in) provided by operating activities	$(57.8)	$(27.7)	$12.0
Income tax (benefit) expense	(2.9)	(0.6)	(1.4)
Amortization of debt issuance costs	(8.1)	(5.4)	(5.3)
Accretion of discount on long-term debt	(0.6)	(0.6)	(1.4)
Equity award expense	(1.8)	(1.8)	(2.7)
Gain on disposal of fixed assets	0.1	4.0	45.7
Trademark impairment	(6.3)	(1.6)	(3.7)
Interest expense	142.3	137.8	135.5
Asset impairment	(102.6)	—	(73.7)
Loss on early extinguishment of debt, net	—	—	(8.2)
Other, net	(2.0)	0.8	5.0
Changes in assets and liabilities, net	(83.0)	25.8	(23.4)
EBITDA	(122.7)	130.7	78.4
Restructuring and other charges(1)	140.7	1.4	98.7
NewPage acquisition-related costs(2)	38.9	5.2	—
Hedge losses (gains)(3)	16.8	(14.3)	(3.7)
Trademark impairment(4)	6.3	1.6	3.7
Equity award expense(5)	1.8	1.8	2.7
Loss on extinguishment of debt, net(6)	—	2.8	8.2
Gain on insurance settlement(7)	—	—	(52.6)
Other items, net(8)	2.2	0.3	4.7
Adjusted EBITDA before pro forma effects of profitability program	$84.0	$129.5	$140.1

(1)	Represents costs primarily associated with the closure of the Bucksport mill in 2014 and the former Sartell mill in 2012.

(2)	Represents costs incurred in connection with the NewPage acquisition.

(3)	Represents unrealized losses (gains) on energy-related derivative contracts.

(4)	Represents non-cash impairment charge on trademarks.

(5)	Represents amortization of non-cash incentive compensation.

(6)	Represents net losses related to debt refinancing.

(7)	Represents gain on insurance settlement resulting from the fire at the former Sartell mill in 2012.

(8)	Represents miscellaneous non-cash and other earnings adjustments, including the gains on sales of the former Sartell mill and the assets of Verso Fiber Farm LLC in 2013.

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

Liquidity and Capital Resources

We have historically relied primarily upon cash flow from operations and borrowings under our revolving credit facilities to finance operations, capital expenditures, and debt service requirements.  We are a highly leveraged company. As of December 31, 2014, we had $1.3 billion in borrowings outstanding under our existing financing arrangements. Also as of December 31, 2014, $66.9 million was available for future borrowing under our revolving credit facilities.  Our debt arrangements contain financial and other restrictive covenants that limit our ability to engage in activities that may be in our long-term best interests. Failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all of our debts. If we are unable to repay our indebtedness when due or declared due, our lenders also will have the right to proceed against the collateral pledged to them to secure the indebtedness. Our indebtedness requires us to dedicate a substantial portion of our cash flows from operations to payments for our debt service, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, research and development efforts, and other corporate purposes. In addition, our indebtedness increases our vulnerability to adverse economic and industry conditions and places us at a competitive disadvantage compared to competitors that have less debt.

Our ability to achieve our future projected operating results is largely based on the successful integration of NewPage, the borrowing availability of the combined company, and the synergies and operational cost reduction and earnings enhancement initiatives expected to be achieved from the acquisition. If the integration of NewPage into our business is not completed within the expected time frame, the synergies and other benefits that we expect to achieve could be materially and adversely affected, and these situations could result in additional transaction costs, loss of revenue or other effects associated with uncertainty about the acquisition. If we are unable to meet our projected performance targets, our liquidity could be adversely impacted and we may need to seek additional sources of liquidity. Our future performance could adversely affect our ability to raise additional capital to fund our operations, and there is no assurance that financing will be available in a sufficient amount, on acceptable terms, or on a timely basis.

Our ability to continue as a going concern is dependent on management’s plans, which are primarily centered on the synergies expected to be achieved from the NewPage acquisition and on the disposition of the Bucksport mill. We have certain significant cash outflow requirements over the next twelve months outside of normal paper mill operations, including our current debt service requirements, costs associated with the Bucksport mill closure and transaction and integration costs associated with the NewPage acquisition. While we believe that our future operating results will provide sufficient cash flows to fund our operations, debt service requirements, and capital expenditures, our projected future operating results are subject to material uncertainties, especially those related to our ability to successfully capitalize on the operational benefits of the NewPage acquisition.

We believe our plans, together with cash flows from operations and available borrowings under our revolving credit facilities, are sufficient to allow us to meet our current and future obligations, pay scheduled principal and interest payments, and provide funds for working capital, capital expenditures, and other needs of the business for at least the next twelve months. However, no assurance can be given that our integration of NewPage will be successful or that we will be able to generate sufficient cash flows from operations or that future borrowings will be available under our revolving credit facilities in an amount sufficient to fund our liquidity needs on a long-term basis.

As we focus on managing our expenses and cash flows, we continue to assess and implement, as appropriate, various earnings enhancement and expense reduction initiatives.  Management has developed a company-wide cost reduction program and expects to yield approximately $23 million of additional cost reductions (excluding the impacts of NewPage cost reductions), of which approximately $20 million are expected to be realized in 2015, and the remaining $3 million are expected to be realized in 2016. We continue to search for and develop additional cost saving measures; however, no assurance can be given that the anticipated benefits we project will be realized as expected or at all. In addition, we continue to evaluate selling non-strategic assets in the future to obtain additional liquidity.

Verso’s and Verso Holdings’ cash flows from operating, investing and financing activities, as reflected in the accompanying consolidated statements of cash flows, are summarized in the following table.

	VERSO			VERSO HOLDINGS
	Year Ended December 31,			Year Ended December 31,
(Dollars in thousands)	2014	2013	2012	2014	2013	2012
Net cash (used in) provided by:
Operating activities	$(57,765)	$(27,732)	$12,008	$(58,343)	$(27,462)	$11,302
Investing activities	(25,290)	(13,755)	(7,069)	(25,290)	(13,755)	(7,069)
Financing activities	77,302	(8,743)	(38,283)	77,934	(9,013)	(37,558)
Net change in cash and cash equivalents	$(5,753)	$(50,230)	$(33,344)	$(5,699)	$(50,230)	$(33,325)

Operating activities.  In 2014, Verso’s net cash used in operating activities of $57.8 million reflects a net loss of $353.0 million adjusted for non-cash depreciation, amortization, and accretion and asset impairment charges of $208.5 million and a decrease in cash used by changes in working capital of $81.5 million.  The change in working capital reflects decreases in inventory and accounts receivable and increases in accrued liabilities.

Verso’s net cash used in operating activities of $27.7 million in 2013 reflected a net loss of $111.2 million adjusted for non-cash depreciation, amortization, depletion, and accretion and asset impairment charges totaling $112.3 million and an increase in cash used by changes in working capital of $26.2 million, which was primarily due to increases in inventory and accounts receivable and decreases in accounts payable.  In 2012, Verso’s net cash provided by operating activities of $12.0 million reflected a net loss of $173.8 million adjusted for non-cash depreciation, amortization, depletion, and accretion and non-cash losses on early extinguishment of debt and asset impairment totaling $210.5 million and an decrease in working capital of $31.2 million, which was primarily due to decrease in inventory and accounts receivable.   Verso Holdings’ operating cash flows are the same as those of Verso in all material respects.

Investing activities.  In 2014, Verso’s net cash used in investing activities of $25.3 million reflects capital expenditures of $42.0 million, offset by other investing cash inflows of $15.0 million, primarily consisting of a deposit received from the buyer of our Bucksport mill.  This compares to net cash used in investing activities of $13.8 million in 2013, which reflected $40.7 million in capital expenditures, net of $13.7 million received from governmental grants associated with a renewable energy project. In 2012, net cash used in investing of $7.1 million reflected $59.9 million in capital expenditures, net of $14.7 million received from governmental grants associated with a renewable energy project, and $51.0 million in proceeds attributable to property, plant and equipment from the insurance settlement related to the fire at our former Sartell mill.

Financing activities.  In 2014, Verso’s net cash provided by financing activities of $77.3 million resulted primarily from net borrowings on our revolving credit facilities offset by payments on the Second Priority Senior Secured Floating Rates Notes which matured in August 2014. In 2013, Verso’s net cash used in financing activities of $8.7 million consisted primarily of payments on the Verso Finance Senior Unsecured Term Loans. Verso Holdings’ distribution to Verso Finance for payment of the Senior Unsecured Term Loans is reflected as a return of capital in the Statement of Cash Flows.

In 2012, Verso’s net cash used in financing activities was $38.3 million and reflected a total of $355.0 million in cash payments to repurchase and retire and to redeem a total of $315.0 million aggregate principal amount of our 11.5% Senior Secured Notes due 2014 and to exchange $166.9 million aggregate principal amount of our Second Priority Senior Secured Floating Rate Notes due 2014 along with $157.5 million aggregate principal amount of our Senior Subordinated Notes due 2016 for a total of $271.6 million aggregate principal amount of our 11.75% Secured Notes due 2019.  Cash provided by financing activities included $316.7 million in net proceeds from the issuance of long-term debt after discount, underwriting fees and issuance costs, primarily related to the issuance of $345.0 million aggregate principal amount of our 11.75% Senior Secured Notes due 2019.

Indebtedness.  As of December 31, 2014, the principal amount of Verso’s total indebtedness was $1,321.0 million and the principal amount of Verso Holdings’ total indebtedness was $1,344.3 million (including a $23.3 million loan from Verso Finance Holdings to Chase NMTC Verso Investment Fund).

Revolving credit facilities.  In 2012, Verso Holdings entered into revolving credit facilities consisting of a $150.0 million ABL Facility and a $50.0 million Cash Flow Facility.  Verso Holdings’ ABL Facility had $63.0 million outstanding, $39.4 million in letters of credit issued, and $6.9 million available for future borrowing as of December 31, 2014.  Verso Holdings’ Cash Flow Facility had no outstanding balance, no letters of credit issued, and $50.0 million available for future borrowing as of December 31, 2014. The indebtedness under the revolving credit facilities bears interest at a floating rate based on a margin over a base rate or eurocurrency rate.  As of December 31, 2014, the applicable margin for advances under the ABL Facility was 1.25% for base rate advances and 2.25% for LIBOR advances, and the applicable margin for advances under the Cash Flow Facility was 3.75% for base rate advances and 4.75% for LIBOR advances.  As of December 31, 2014, the weighted-average interest rate on outstanding advances was 2.54%. Verso Holdings is required to pay a commitment fee to the lenders in respect of the unused commitments under the ABL Facility at an annual rate equal to either 0.375% or 0.50%, based on daily average utilization, and under the Cash Flow Facility at an annual rate of 0.625%.  The indebtedness under the revolving credit facilities is guaranteed jointly and severally by Verso Finance and each of Verso Holdings’ subsidiaries, subject to certain exceptions, and the indebtedness and guarantees are senior secured obligations of Verso Holdings and the guarantors, respectively.  The indebtedness under the ABL Facility and related guarantees are secured by first-priority security interests, subject to permitted liens, in substantially all of Verso Holdings’, Verso Finance’s, and the subsidiary guarantors’ inventory and accounts receivable, or “ABL Priority Collateral,” and second-priority security interests, subject to permitted liens, in substantially all of their other assets, or “Notes Priority Collateral.”  The indebtedness under the Cash Flow Facility and related guarantees are secured, pari passu with the 11.75% Senior Secured Notes due 2019 and related guarantees, by first-priority security interests in the Notes Priority Collateral and second-priority security interests in the ABL Priority Collateral.  The revolving facilities will mature on May 4, 2017.  On January 3, 2014, Verso Holdings entered into certain amendments to the revolving credit facilities in connection with the NewPage acquisition, in which (a) the lenders under each of our revolving credit facilities consented to the NewPage acquisition, and the other transactions contemplated by the Merger Agreement, including the incurrence of certain additional indebtedness, (b) the lenders consented to amendments to allow the sale and/or financing of certain non-core assets and (c) the parties agreed to amend our revolving credit facilities to allow for certain other transactions upon the consummation of the NewPage acquisition and the other transactions contemplated by the Merger Agreement.

Verso Androscoggin Power LLC Revolving Credit Facility. On May 5, 2014, acting through a wholly owned subsidiary, Verso Androscoggin Power LLC, or “VAP,” Verso Holdings entered into a credit agreement providing for a $40.0 million revolving credit facility with Barclays Bank PLC and Credit Suisse AG, Cayman Islands Branch. As of December 31, 2014, the revolving credit facility had a $30.0 million outstanding balance, and $10.0 million available for future borrowing. Borrowings under the credit facility bore interest at a rate equal to an applicable margin plus, at the option of VAP, either (a) a base rate determined by reference to the highest of the U.S. federal funds rate plus 0.5%, the prime rate of the administrative agent, and the adjusted LIBOR for a one-month interest period plus 1.00%, or (b) a eurocurrency rate, or “LIBOR,” determined by reference to the cost of funds for eurocurrency deposits in dollars in the London interbank market for the interest period relevant to such borrowing adjusted for certain additional costs. As of December 31, 2014, the applicable margin for advances under the credit facility was 3.00% for base rate advances and 4.00% for LIBOR advances. As of December 31, 2014, the weighted-average interest rate on outstanding advances was 6.25%. The indebtedness under the credit facility was secured by substantially all of VAP’s assets, which consist principally of four hydroelectric facilities associated with our Androscoggin mill and related electricity transmission equipment. Verso Maine Power Holdings LLC, VAP’s sole member, guaranteed the payment of the debt outstanding under the credit facility, and its guaranty was secured by a pledge of its equity interest in VAP. Debt issuance costs of approximately $2.4 million were amortized over the life of the facility. On January 7, 2015, Verso consummated the NewPage acquisition, and as a result, the credit facility was terminated on February 4, 2015.

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

The 11.75% Senior Secured Notes due 2019 issued in 2012 and 2013 constitute one class of securities. The notes bear interest, payable semi-annually, at the rate of 11.75% per year.  The notes are guaranteed jointly and severally by each of Verso Holdings’ subsidiaries, subject to certain exceptions, and the notes and guarantees are senior secured obligations of Verso Holdings and the guarantors, respectively.  The indebtedness under the notes and related guarantees are secured, pari passu with the Cash Flow Facility and related guarantees, by first-priority security interests in the Notes Priority Collateral and second-priority security interests in the ABL Priority Collateral.  The notes will mature on January 15, 2019.

On January 7, 2015, in connection with the consummation of the NewPage acquisition, Verso Holdings, an indirect, wholly owned subsidiary of Verso, and Verso Paper Inc., a wholly owned subsidiary of Verso Holdings (together with Verso Holdings, or the “Issuers”), entered into an indenture, or the “New First Lien Notes Indenture,” among the Issuers, certain subsidiaries of Verso Holdings, as guarantors, and Wilmington Trust, National Association, as trustee, governing the Issuers’ $650 million aggregate principal amount of 11.75% Senior Secured Notes due 2019, or the “New First Lien Notes,” and issued the New First Lien Notes to the stockholders of NewPage as partial consideration in the NewPage acquisition. The New First Lien Notes are guaranteed, jointly and severally, on a senior secured basis, by each of Verso Holdings’ existing domestic subsidiaries that guarantees its senior secured credit facility and by each of its future domestic subsidiaries that guarantees certain of its debt or issues disqualified stock. The New First Lien Notes are guaranteed by NewPage, but not guaranteed by any of its subsidiaries. The New First Lien Notes and the related guarantees are secured by first-priority liens in the collateral owned by each Issuer and Guarantor, subject to certain permitted liens and exceptions as further described in the New First Lien Notes Indenture and the related security documents. The collateral consists of substantially all of the Issuers’ and the Guarantors’ tangible and intangible assets securing Verso Holdings’ existing senior secured credit facility, which exclude certain capital stock and other securities of its affiliates and other property.

The New First Lien Notes and the related guarantees are the senior secured obligations of the Issuers and the Guarantors, respectively, and rank (a) senior in right of payment to all existing and future subordinated indebtedness of the Issuers and the Guarantors, including the Adjustable Subordinated Notes and the Issuers’ existing 11.38% Senior Subordinated Notes due 2016, or the “Old Subordinated Notes,” and the related guarantees; (b) equal in right of payment with all existing and future senior indebtedness of the Issuers and the Guarantors, including the Issuers’ existing 11.75% Senior Secured Notes due 2019, or the “Existing First Lien Notes,” 11.75% Secured Notes due 2019, or the “Existing 1.5 Lien Notes,” the Adjustable Second Lien Notes and the 8.75% Second Priority Senior Secured Notes due 2019, or the “Old Second Lien Notes;” (c) effectively pari passu with all existing first-priority secured indebtedness of the Issuers and the Guarantors under Verso Holdings’ senior secured credit facility and the related guarantees, including the Existing First Lien Notes and the related guarantees, to the extent of the value of the collateral securing such obligations; (d) effectively senior to all existing second-priority secured indebtedness of the Issuers and the Guarantors, including the Existing 1.5 Lien Notes and the Adjustable Second Lien Notes and the related guarantees, to the extent of the value of the collateral securing such obligations; (e) effectively senior to all existing and future unsecured indebtedness of the Issuers and the Guarantors, including the Old Second Lien Notes, the Old Subordinated Notes, and the Adjustable Subordinated Notes; and (f) effectively subordinated to all existing and future indebtedness, preferred stock and other liabilities of the Issuers’ non-guarantor subsidiaries, other than indebtedness, preferred stock and liabilities held by an Issuer or a Guarantor.

The Issuers will pay interest on the New First Lien Notes at a rate of 11.75% per annum, payable semiannually to holders of record at the close of business on January 1 or July 1 immediately preceding the interest payment date on January 15 and July 15 of each year, commencing July 15, 2015. The New First Lien Notes mature on January 15, 2019.

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

8.75% Second Priority Senior Secured Notes due 2019.  In 2011, Verso Holdings issued $396.0 million aggregate principal amount of 8.75% Second Priority Senior Secured Notes due 2019, or “Old Second Lien Notes.”  The Old Second Lien Notes bear interest, payable semi-annually, at the rate of 8.75% per year.  The Old Second Lien Notes are guaranteed jointly and severally by each of Verso Holdings’ subsidiaries, subject to certain exceptions, and the notes and guarantees are senior secured obligations of Verso Holdings and the guarantors, respectively.  On August 1, 2014, approximately $299.4 million aggregate principal amount of Old Second Lien Notes were tendered and accepted in exchange for a like amount of New Second Lien Notes and approximately 9.3 million Warrants in the Second Lien Notes Exchange Offer. Following the settlement of the Second Lien Notes Exchange Offer, approximately $96.6 million aggregate principal amount of the Old Second Lien Notes remain outstanding. As of August 1, 2014, the Old Second Lien Notes were amended by a supplemental indenture so as to (a) eliminate or waive substantially all of the restrictive covenants contained in the indenture governing such notes, (b) eliminate certain events of default, (c) modify covenants regarding mergers and consolidations, and (d) modify or eliminate certain other provisions, including, in some cases, certain provisions relating to defeasance, contained in such indenture and such notes. In addition, as of August 1, 2014, the Old Second Lien Notes are no longer secured by any collateral. The Old Second Lien Notes will mature on February 1, 2019.

Second Priority Adjustable Senior Secured Notes. On August 1, 2014, the Issuers issued approximately $299.4 million aggregate principal amount of the Second Priority Adjustable Senior Secured Notes, or “New Second Lien Notes,” and approximately 9.3 million Warrants in exchange for a like amount of the Old Second Lien Notes in the Second Lien Notes Exchange Offer. Interest is payable semi-annually on the New Second Lien Notes. The New Second Lien Notes are guaranteed jointly and severally by each of Verso Holdings’ subsidiaries, subject to certain exceptions, and the notes and guarantees are senior secured obligations of Verso Holdings and the guarantors, respectively. Following the consummation of the NewPage acquisition, the New Second Lien Notes are guaranteed by NewPage. The New Second Lien Notes are not guaranteed by the subsidiaries of NewPage, nor will any of the assets of such subsidiaries constitute collateral for the New Second Lien Notes.
Prior to the consummation of the NewPage acquisition, the New Second Lien Notes bore interest at a rate of 8.75% per annum and had an original maturity date of February 1, 2019. On and after the consummation of the NewPage acquisition, the terms and conditions of the New Second Lien Notes have been adjusted so that, among other adjustments, (a) the principal amount of the New Second Lien Notes has been adjusted such that a holder of $1,000 principal amount of New Second Lien Notes immediately prior to the NewPage acquisition holds $593.75 principal amount of New Second Lien Notes immediately following the NewPage acquisition, (b) the maturity date of the New Second Lien Notes has been extended from February 1, 2019, to August 1, 2020, and (c) the interest rate has been adjusted such that the New Second Lien Notes bear interest from and after the date of the consummation of the NewPage acquisition at a rate of 10.00% per annum payable in cash plus 3.0% per annum payable by increasing the principal amount of the outstanding New Second Lien Notes or by issuing additional New Second Lien Notes.
Second Priority Senior Secured Floating Rate Notes due 2014.  In 2006, Verso Holdings issued $250.0 million aggregate principal amount of Second Priority Senior Secured Floating Rate Notes due 2014.  As of December 31, 2013, Verso Holdings had repurchased and retired a total of $236.7 million aggregate principal amount of the notes.  The notes matured on August 1, 2014.

11.38% Senior Subordinated Notes due 2016.  In 2006, Verso Holdings issued $300.0 million aggregate principal amount of 11.38% Senior Subordinated Notes due 2016, or “Old Subordinated Notes.” The Old Subordinated Notes bear interest, payable semi-annually, at the rate of 11.38% per year.  The Old Subordinated Notes are guaranteed jointly and severally by each of Verso Holdings’ subsidiaries, subject to certain exceptions, and the notes and guarantees are unsecured senior subordinated obligations of Verso Holdings and the guarantors, respectively.  On August 1, 2014, approximately $102.0 million aggregate principal amount of the Old Subordinated Notes were tendered and accepted in exchange for a like amount of New Subordinated Notes and approximately 5.4 million Warrants in the Subordinated Notes Exchange Offer. Following the settlement of the Subordinated Notes Exchange Offer, approximately $40.5 million aggregate principal amount of the Old Subordinated Notes remain outstanding. As of August 1, 2014, the Old Subordinated Notes were amended by a supplemental indenture so as to (a) eliminate or waive substantially all of the restrictive covenants contained in the indenture governing such notes, (b) eliminate certain events of default, (c) modify covenants regarding mergers and consolidations, and (d) modify or eliminate certain other provisions, including, in some cases, certain provisions relating to defeasance, contained in such indenture and such notes. As of December 31, 2014, $40.5 million aggregate principal amount of the Old Subordinated Notes remained outstanding. The Old Subordinated Notes will mature on August 1, 2016.

Adjustable Senior Subordinated Notes. On August 1, 2014, Verso Holdings issued approximately $102.0 million aggregate principal amount of the Adjustable Senior Subordinated Notes, or “New Subordinated Notes,” and approximately 5.4 million Warrants in exchange for a like amount of the Old Subordinated Notes in the Subordinated Notes Exchange Offer. The New Subordinated Notes are guaranteed jointly and severally by each of Verso Holdings’ subsidiaries, subject to certain exceptions, and the notes and guarantees are unsecured senior subordinated obligations of Verso Holdings and the guarantors, respectively. Following the consummation of the NewPage acquisition, the New Subordinated Notes are guaranteed by NewPage, but not its subsidiaries.

Prior to the consummation of the NewPage acquisition, the New Subordinated Notes bore interest at a rate of 11.38% per annum and had an original maturity date of August 1, 2016. On and after the consummation of the NewPage acquisition, the terms and conditions of the New Subordinated Notes have been adjusted so that, among other adjustments, (a) the principal amount of the New Subordinated Notes has been adjusted such that a holder of $1,000 principal amount of New Subordinated Notes immediately prior to the NewPage acquisition holds $620 principal amount of New Subordinated Notes immediately following the NewPage acquisition, (b) the maturity date of the New Subordinated Notes has been extended from August 1,

2016, to August 1, 2020, and (c) the interest rate has been adjusted such that the New Subordinated Notes bear interest from and after the date of the consummation of the NewPage acquisition at a rate of 11.00% per annum payable in cash plus 5.0% per annum payable by increasing the principal amount of the outstanding New Subordinated Notes or by issuing additional New Subordinated Notes.

Loan from Verso Paper Finance Holdings LLC/ Verso Paper Holdings LLC.  In 2010, Verso Quinnesec REP LLC, an indirect, wholly owned subsidiary of Verso Holdings, entered into a financing transaction with Chase NMTC Verso Investment Fund, LLC, or the “Investment Fund,” a consolidated variable interest entity.  Under this arrangement, Verso Holdings loaned $23.3 million to Verso Finance at an interest rate of 6.5% per year and with a maturity of December 29, 2040, and Verso Finance, in turn, loaned the funds on similar terms to the Investment Fund.  The Investment Fund then contributed the loan proceeds to certain community development entities, which, in turn, loaned the funds on similar terms to Verso Quinnesec REP LLC as partial financing for the renewable energy project at our mill in Quinnesec, Michigan.

As a holding company, Verso’s investments in its operating subsidiaries constitute substantially all of its operating assets.  Consequently, Verso’s subsidiaries conduct all of its consolidated operations and own substantially all of its operating assets. Verso’s principal source of the cash it needs to pay its debts is the cash that its subsidiaries generate from their operations and their borrowings. Verso’s subsidiaries are not obligated to make funds available to it.  The terms of the revolving credit facilities and the indentures governing the outstanding notes of Verso’s subsidiaries significantly restrict its subsidiaries from paying dividends and otherwise transferring assets to Verso.  Furthermore, Verso’s subsidiaries are permitted under the terms of the revolving credit facilities and the indentures to incur additional indebtedness that may severely restrict or prohibit the making of distributions, the payment of dividends, or the making of loans by such subsidiaries to Verso.  Although the terms of the debt agreements of Verso’s subsidiaries do not restrict its operating subsidiaries from obtaining funds from their respective subsidiaries to fund their operations and payments on indebtedness, there can be no assurance that the agreements governing the current and future indebtedness of its subsidiaries will permit its subsidiaries to provide Verso with sufficient dividends, distributions or loans to fund its obligations or pay dividends to its stockholders.

We may elect to retire our outstanding debt in open market purchases, privately negotiated transactions, or otherwise.  These repurchases may be funded through available cash from operations and borrowings under our revolving credit facilities.  Such repurchases are dependent on prevailing market conditions, our liquidity requirements, contractual restrictions, and other factors.
Warrants. On August 1, 2014, Verso issued 14,701,832 Warrants that were mandatorily convertible on a one-for-one basis into shares of Verso common stock immediately prior to the consummation of the NewPage acquisition (and are not otherwise exercisable or convertible). The Warrants were issued by Verso as part of the consideration for the approximately $299.4 million aggregate principal amount of Old Second Lien Notes and approximately $102.0 million aggregate principal amount of Old Subordinated Notes that were tendered and accepted in the Exchange Offers. On January 7, 2015, in connection with the consummation of the NewPage acquisition, an aggregate of 14,701,832 Warrants converted into a like number of shares of Verso common stock.

Covenant Compliance

The credit agreements for our revolving credit facilities and the indentures governing our notes contain affirmative covenants as well as restrictive covenants that limit our ability to, among other things, incur additional indebtedness; pay dividends or make other distributions; repurchase or redeem our stock; make investments; sell assets, including capital stock of restricted subsidiaries; enter into agreements restricting our subsidiaries’ ability to pay dividends; consolidate, merge, sell or otherwise dispose of all or substantially all of our assets; enter into transactions with our affiliates; and incur liens.  These covenants can result in limiting our long-term growth prospects by hindering our ability to incur future indebtedness or grow through acquisitions.  The material covenants in the indentures that are impacted by the calculation of Adjusted EBITDA are those that govern the amount of indebtedness that Verso Holdings and its subsidiaries may incur, whether Verso Holdings may make certain dividends, distributions or payments on subordinated indebtedness, and whether Verso Holdings may merge with another company.  Although there are limited baskets for incurring indebtedness contained in the indentures, the primary means for incurring additional indebtedness under the indentures is to have a pro forma Fixed Charge Coverage Ratio of at least 2.00 to 1.00 after the incurrence of such additional indebtedness.  This same test also applies to most dividends and other payments made in respect of Verso Holdings’ equity and subordinated indebtedness and also to whether Verso Holdings may merge with another company.  In the case of a merger, Verso Holdings may merge so long as either its Fixed Charge Coverage Ratio is at least 2.00 to 1.00 or that same ratio improves after giving pro forma effect to the merger.  If Verso Holdings were not able to meet the Fixed Charge Coverage Ratio requirement contained in these covenants, it would limit our long-term growth prospects, as it would severely hinder Verso Holdings’ ability to incur additional indebtedness for the purpose of completing acquisitions or capital improvement programs, among other things.  In addition, if the ratio test were not met, distributions by Verso Holdings to Verso would also be severely restricted.  The Cash Flow Facility also requires us to maintain a maximum total net first-lien leverage ratio of not more than 3.50 to 1.00 if on the last day of any fiscal quarter, any portion of the facility is drawn (including outstanding letters of credit). As of December 31, 2014, we were in compliance with the covenants in our debt agreements.

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

Contractual Obligations

The following table reflects our contractual obligations and commercial commitments as of December 31, 2014, excluding those related to the Bucksport mill, which is classified as held for sale as of year end. Commercial commitments include lines of credit, guarantees, and other potential cash outflows resulting from a contingent event that requires our performance pursuant to a funding commitment.

	Payments due by period
		Less than			More than
(Dollars in millions)	Total	1 year	1-3 years	3-5 years	5 years
Verso Holdings LLC
Long-term debt(1)	$1,840.3	$184.1	$448.6	$1,207.6	$—
Operating leases	5.2	2.8	1.8	0.6	—
Purchase obligations(2)	258.9	55.8	55.5	52.3	95.3
Other long-term liabilities(3)	14.8	0.5	0.9	2.3	11.1
Chase NMTC Verso Investment Fund LLC
Loan from Verso Paper Finance Holdings LLC	62.7	1.5	3.0	3.0	55.2
Total contractual obligations for Verso Paper Holdings LLC	2,181.9	244.7	509.8	1,265.8	161.6
Debt for Verso Paper Finance Holdings LLC	62.7	1.5	3.0	3.0	55.2
Eliminate loans from affiliates	(125.4)	(3.0)	(6.0)	(6.0)	(110.4)
Total contractual obligations for Verso Corporation	$2,119.2	$243.2	$506.8	$1,262.8	$106.4

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

We reach our end-users through several channels, including printers, brokers, paper merchants, and direct sales to end-users.  We sell and market our products to approximately 130 customers.  During 2014, Quad/Graphics, Inc. and Central National-Gottesman, Inc. accounted for approximately 14% and 10% of our total net sales, respectively.

Interest Rates

We have issued fixed- and floating-rate debt in order to manage our variability to cash flows from interest rates.  Borrowings under the revolving credit facilities accrue interest at variable rates.  A 100 basis point increase in quoted interest rates on our outstanding floating-rate debt as of December 31, 2014, would increase annual interest expense by $0.9 million.  While we may enter into agreements limiting our exposure to higher interest rates, any such agreements may not offer complete protection from this risk.

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

We do not hedge the entire exposure of our operations from commodity price volatility for a variety of reasons.  To the extent that we do not hedge against commodity price volatility, our results of operations may be affected either favorably or unfavorably by a shift in the future price curve.  As of December 31, 2014, we had liabilities for net unrealized losses of $6.3 million on open commodity contracts with maturities of one to six months.  These derivative instruments involve the exchange of net cash settlements, based on changes in the price of the underlying commodity index compared to the fixed price offering, at specified intervals without the exchange of any underlying principal.  A 10% decrease in commodity prices would have a negative impact of approximately $0.9 million on the fair value of such instruments.  This quantification of exposure to market risk does not take into account the offsetting impact of changes in prices on anticipated future energy purchases.

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

Energy.  In 2014, we produced approximately 54% of our energy needs for our paper mills from sources such as waste wood, waste water, hydroelectric facilities, liquid biomass from our pulping process, and internal energy cogeneration facilities.  Our external energy purchases vary across each of our mills and include fuel oil, natural gas, coal, and electricity.  While our internal energy production capacity and ability to switch between certain energy sources mitigates the volatility of our overall energy expenditures, we expect prices for energy to remain volatile for the foreseeable future.  We utilize derivatives contracts as part of our risk management strategy to manage our exposure to market fluctuations in energy prices.

Off-Balance Sheet Arrangements

None.

Item 8. Financial Statements and Supplementary Data

Verso Corporation
Verso Paper Holdings LLC

Consolidated Financial Statements
For the Years Ended December 31, 2014, 2013, and 2012

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING - VERSO CORPORATION

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of Verso Corporation‘s internal control over financial reporting as of December 31, 2014, based upon the guidelines established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Verso Corporation‘s internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America.

Based on the results of our evaluation, our management concluded that Verso Corporation‘s internal control over financial reporting was effective as of December 31, 2014. We reviewed the results of management’s assessment with our Audit Committee.

The effectiveness of Verso Corporation‘s internal control over financial reporting as of December 31, 2014, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their attestation report which appears below.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING - VERSO PAPER HOLDINGS LLC

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of Verso Paper Holdings LLC’s internal control over financial reporting as of December 31, 2014, based upon the guidelines established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Verso Paper Holdings LLC’s internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America.

Based on the results of our evaluation, our management concluded that Verso Paper Holdings LLC’s internal control over financial reporting was effective as of December 31, 2014. We reviewed the results of management’s assessment with our Audit Committee.

The effectiveness of Verso Paper Holdings LLC’s internal control over financial reporting as of December 31, 2014, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their attestation report which appears below.

REPORT OF DELOITTE & TOUCHE LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM, ON CONSOLIDATED FINANCIAL STATEMENTS

To the Board of Directors and Stockholders of Verso Corporation:

We have audited the accompanying consolidated balance sheets of Verso Corporation and subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 24 to the consolidated financial statements, on January 7, 2015, the Company acquired NewPage Holdings, Inc.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 9, 2015 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Memphis, Tennessee
March 9, 2015

REPORT OF DELOITTE & TOUCHE LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM, ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Board of Directors and Stockholders of Verso Corporation:

We have audited the internal control over financial reporting of Verso Corporation and subsidiaries, (the “Company”) as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2014 of the Company and our report dated March 9, 2015 expressed an unqualified opinion on those financial statements, with an emphasis of a matter paragraph regarding the Company’s acquisition of NewPage Holdings, Inc. on January 7, 2015.

/s/ Deloitte & Touche LLP

Memphis, Tennessee
March 9, 2015

REPORT OF DELOITTE & TOUCHE LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM, ON CONSOLIDATED FINANCIAL STATEMENTS

To the Board of Directors and Member of Verso Paper Holdings LLC:

We have audited the accompanying consolidated balance sheets of Verso Paper Holdings LLC, and subsidiaries, (the “Company”), a wholly-owned subsidiary of Verso Paper Finance Holdings LLC, as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, changes in member’s equity, and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 24 to the consolidated financial statements, on January 7, 2015, Verso Corporation acquired NewPage Holdings, Inc.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 9, 2015 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Memphis, Tennessee
March 9, 2015

REPORT OF DELOITTE & TOUCHE LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM, ON
INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Board of Directors and Member of Verso Paper Holdings LLC:

We have audited the internal control over financial reporting of Verso Paper Holdings LLC, and subsidiaries, (the “Company”), a wholly-owned subsidiary of Verso Paper Finance Holdings LLC, as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2014 of the Company and our report dated March 9, 2015 expressed an unqualified opinion on those financial statements, with an emphasis of a matter paragraph regarding the acquisition of NewPage Holdings, Inc. on January 7, 2015 by Verso Corporation.

/s/ Deloitte & Touche LLP

Memphis, Tennessee
March 9, 2015

CONSOLIDATED BALANCE SHEETS

	VERSO		VERSO HOLDINGS
	December 31,		December 31,
(Dollars in thousands, except per share amounts)	2014	2013	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$5,542	$11,295	$5,541	$11,240
Accounts receivable, net	87,740	104,498	87,866	104,624
Inventories	110,724	137,687	110,724	137,687
Assets held for sale	60,964	50	60,964	50
Prepaid expenses and other assets	10,812	20,621	10,812	20,621
Total current assets	275,782	274,151	275,907	274,222
Property, plant, and equipment, net	530,537	742,946	530,537	742,946
Intangibles and other assets, net	71,192	81,455	94,497	104,760
Total assets	$877,511	$1,098,552	$900,941	$1,121,928
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$62,814	$88,412	$62,814	$88,412
Accrued liabilities	205,397	122,335	205,513	122,435
Current maturities of long-term debt	30,000	13,310	30,000	13,310
Liabilities related to assets held for sale	2,198	—	2,198	—
Total current liabilities	300,409	224,057	300,525	224,157
Long-term debt	1,296,906	1,235,167	1,320,211	1,258,472
Other liabilities	64,301	56,599	60,522	50,425
Total liabilities	1,661,616	1,515,823	1,681,258	1,533,054
Commitments and contingencies (Note 19)	—	—	—	—
Equity:
Preferred stock -- par value $0.01 (20,000,000 shares authorized, no shares issued)	—	—	n/a	n/a
Common stock -- par value $0.01 (250,000,000 shares authorized with 53,434,698 shares issued and 53,336,634 outstanding on December 31, 2014, and with 53,246,715 shares issued and 53,172,484 outstanding on December 31, 2013)	534	533	n/a	n/a
Treasury stock -- at cost (98,064 shares on December 31, 2014 and 74,231 shares on December 31, 2013)	(164)	(106)	n/a	n/a
Paid-in-capital	222,820	220,960	233,962	231,489
Retained deficit	(980,178)	(627,223)	(987,162)	(631,180)
Accumulated other comprehensive loss	(27,117)	(11,435)	(27,117)	(11,435)
Total deficit	(784,105)	(417,271)	(780,317)	(411,126)
Total liabilities and equity	$877,511	$1,098,552	$900,941	$1,121,928

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

	VERSO			VERSO HOLDINGS
	Year Ended December 31,			Year Ended December 31,
(Dollars in thousands, except per share amounts)	2014	2013	2012	2014	2013	2012
Net sales	$1,296,613	$1,388,899	$1,474,612	$1,296,613	$1,388,899	$1,474,612
Costs and expenses:
Cost of products sold - (exclusive of depreciation, amortization, and depletion)	1,176,002	1,179,085	1,272,630	1,176,002	1,179,085	1,272,630
Depreciation, amortization, and depletion	90,897	104,730	118,178	90,897	104,730	118,178
Selling, general, and administrative expenses	69,945	73,777	74,415	69,945	73,777	74,364
Restructuring charges	134,486	1,378	102,404	134,486	1,378	102,404
Total operating expenses	1,471,330	1,358,970	1,567,627	1,471,330	1,358,970	1,567,576
Other operating income	—	(3,971)	(60,594)	—	(3,971)	(60,594)
Operating (loss) income	(174,717)	33,900	(32,421)	(174,717)	33,900	(32,370)
Interest income	(2)	(25)	(8)	(1,517)	(1,539)	(1,523)
Interest expense	142,331	137,728	135,461	143,846	138,626	127,943
Other loss, net	38,898	7,965	7,379	38,898	7,965	7,380
Loss before income taxes	(355,944)	(111,768)	(175,253)	(355,944)	(111,152)	(166,170)
Income tax benefit	(2,989)	(562)	(1,424)	—	—	—
Net loss	$(352,955)	$(111,206)	$(173,829)	$(355,944)	$(111,152)	$(166,170)
Loss per common share
Basic	$(6.62)	$(2.09)	$(3.29)
Diluted	(6.62)	(2.09)	(3.29)
Weighted average common shares outstanding (in thousands)
Basic	53,293	53,124	52,850
Diluted	53,293	53,124	52,850

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	VERSO			VERSO HOLDINGS
	Year Ended December 31,			Year Ended December 31,
(Dollars in thousands)	2014	2013	2012	2014	2013	2012
Net loss	$(352,955)	$(111,206)	$(173,829)	$(355,944)	$(111,152)	$(166,170)
Other comprehensive income (loss):
Derivative financial instruments:
Effective portion of net unrealized losses	—	—	(1,365)	—	—	(1,365)
Reclassification of accumulated other comprehensive loss to net loss	—	335	5,856	—	335	5,856
Defined benefit pension plan:
Pension liability adjustment	(17,045)	11,221	(4,185)	(17,045)	11,221	(4,185)
Amortization of net loss and prior service cost	1,363	2,282	2,960	1,363	2,282	2,960
Other	—	—	119	—	—	119
Other comprehensive (loss) income	(15,682)	13,838	3,385	(15,682)	13,838	3,385
Comprehensive loss	$(368,637)	$(97,368)	$(170,444)	$(371,626)	$(97,314)	$(162,785)

See notes to consolidated financial statements.

VERSO CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2014, 2013, AND 2012
(Dollars and shares in thousands)	Common Shares	Common Stock	Treasury Shares	Treasury Stock	Paid-in- Capital	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity (Deficit)
Balance - December 31, 2011	52,631	$526	(26)	$(53)	$216,485	$(342,188)	$(28,658)	$(153,888)
Net loss	—	—	—	—	—	(173,829)	—	(173,829)
Other comprehensive income	—	—	—	—	—	—	3,385	3,385
Common stock issued for restricted stock, net	320	4	(29)	(31)	(4)	—	—	(31)
Equity award expense	—	—	—	—	2,677	—	—	2,677
Balance - December 31, 2012	52,951	530	(55)	(84)	219,158	(516,017)	(25,273)	(321,686)
Net loss	—	—	—	—	—	(111,206)	—	(111,206)
Other comprehensive income	—	—	—	—	—	—	13,838	13,838
Common stock issued for restricted stock, net	296	3	(19)	(22)	(3)	—	—	(22)
Equity award expense	—	—	—	—	1,805	—	—	1,805
Balance - December 31, 2013	53,247	533	(74)	(106)	220,960	(627,223)	(11,435)	(417,271)
Net loss	—	—	—	—	—	(352,955)	—	(352,955)
Other comprehensive loss	—	—	—	—	—	—	(15,682)	(15,682)
Treasury shares acquired	—	—	(24)	(58)	—	—	—	(58)
Stock option exercise	42	—	—	—	105	—	—	105
Common stock issued for restricted stock, net	146	1	—	—	(1)	—	—	—
Equity award expense	—	—	—	—	1,756	—	—	1,756
Balance - December 31, 2014	53,435	$534	(98)	$(164)	$222,820	$(980,178)	$(27,117)	$(784,105)

See notes to consolidated financial statements.

VERSO PAPER HOLDINGS LLC
CONSOLIDATED STATEMENTS OF CHANGES IN MEMBER’S EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2014, 2013, AND 2012
(Dollars in thousands)	Paid-in- Capital	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Total Member’s Equity (Deficit)
Balance - December 31, 2011	$321,110	$(353,636)	$(28,658)	$(61,184)
Cash distributions	—	(82)	—	(82)
Contribution from parent	776	—	—	776
Net loss	—	(166,170)	—	(166,170)
Other comprehensive income	—	—	3,385	3,385
Equity award expense	2,676	—	—	2,676
Balance - December 31, 2012	324,562	(519,888)	(25,273)	(220,599)
Cash distributions	—	(140)	—	(140)
Return of capital	(94,878)	—	—	(94,878)
Net loss	—	(111,152)	—	(111,152)
Other comprehensive income	—	—	13,838	13,838
Equity award expense	1,805	—	—	1,805
Balance - December 31, 2013	231,489	(631,180)	(11,435)	(411,126)
Cash distributions	—	(38)	—	(38)
Contribution from parent	717	—	—	717
Net loss	—	(355,944)	—	(355,944)
Other comprehensive loss	—	—	(15,682)	(15,682)
Equity award expense	1,756	—	—	1,756
Balance - December 31, 2014	$233,962	$(987,162)	$(27,117)	$(780,317)

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	VERSO			VERSO HOLDINGS
	Year Ended December 31,			Year Ended December 31,
(Dollars in thousands)	2014	2013	2012	2014	2013	2012
Cash Flows From Operating Activities:
Net loss	$(352,955)	$(111,206)	$(173,829)	$(355,944)	$(111,152)	$(166,170)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation, amortization, and depletion	90,897	104,730	118,178	90,897	104,730	118,178
Non-cash restructuring charges	102,604	—	73,683	102,604	—	73,683
Loss on early extinguishment of debt, net	—	—	8,244	—	—	8,244
Amortization of debt issuance costs	8,078	5,398	5,317	8,078	5,368	4,957
Accretion of discount on long-term debt	638	572	1,421	638	572	1,421
Equity award expense	1,756	1,805	2,677	1,756	1,805	2,676
Gain on disposal of assets	(59)	(4,021)	(45,742)	(59)	(4,021)	(45,742)
Trademark impairment	6,300	1,600	3,693	6,300	1,600	3,693
Other, net	2,030	(792)	(4,992)	2,030	(792)	(4,992)
Changes in assets and liabilities:
Accounts receivable	16,757	(3,610)	27,199	16,757	(3,610)	27,199
Inventories	17,213	(6,176)	28,269	17,213	(6,176)	28,269
Prepaid expenses and other assets	(15,470)	5,177	(8,969)	(15,470)	5,177	(8,969)
Accounts payable	(21,752)	(8,059)	(17,813)	(21,752)	(8,059)	(18,719)
Accrued liabilities	86,198	(13,150)	(5,328)	88,609	(12,904)	(12,426)
Net cash (used in) provided by operating activities	(57,765)	(27,732)	12,008	(58,343)	(27,462)	11,302
Cash Flows From Investing Activities:
Proceeds from insurance settlement	—	—	51,003	—	—	51,003
Proceeds from sale of assets	809	28,397	1,731	809	28,397	1,731
Transfers from (to) restricted cash, net	844	(1,492)	106	844	(1,492)	106
Capital expenditures	(41,963)	(40,660)	(59,909)	(41,963)	(40,660)	(59,909)
Other investing activities	15,020	—	—	15,020	—	—
Net cash used in investing activities	(25,290)	(13,755)	(7,069)	(25,290)	(13,755)	(7,069)
Cash Flows From Financing Activities:
Borrowings on revolving credit facilities	433,449	145,000	112,500	433,449	145,000	112,500
Payments on revolving credit facilities	(340,449)	(145,000)	(112,500)	(340,449)	(145,000)	(112,500)
Proceeds from long-term debt	—	—	341,191	—	—	341,191
Debt issuance costs	(2,435)	(220)	(24,459)	(2,435)	(220)	(24,459)
Repayments of long-term debt	(13,310)	(8,501)	(354,984)	(13,310)	—	(354,984)
Return of capital	—	—	—	—	(8,653)	—
Contribution from parent	—	—	—	717	—	776
Cash distributions	—	—	—	(38)	(140)	(82)
Acquisition of treasury stock	(58)	(22)	(31)	—	—	—
Proceeds from issuance of common stock	105	—	—	—	—	—
Net cash provided by (used in) financing activities	77,302	(8,743)	(38,283)	77,934	(9,013)	(37,558)
Change in cash and cash equivalents	(5,753)	(50,230)	(33,344)	(5,699)	(50,230)	(33,325)
Cash and cash equivalents at beginning of period	11,295	61,525	94,869	11,240	61,470	94,795
Cash and cash equivalents at end of period	$5,542	$11,295	$61,525	$5,541	$11,240	$61,470
Total interest paid	$116,705	$129,467	$113,334	$118,220	$130,830	$114,849
Total income taxes paid (received)	(257)	118	153

See notes to consolidated financial statements.

VERSO CORPORATION AND VERSO PAPER HOLDINGS LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2014 AND 2013, AND FOR THE YEARS ENDED DECEMBER 31, 2014, 2013, AND 2012

1. SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Business — Within our organization, Verso Corporation, formerly named Verso Paper Corp., is the ultimate parent entity and the sole member of Verso Paper Finance Holdings One LLC, which is the sole member of Verso Paper Finance Holdings LLC, which is the sole member of Verso Paper Holdings LLC.  As used in this report, the term “Verso” refers to Verso Corporation; the term “Verso Finance” refers to Verso Paper Finance Holdings LLC; the term “Verso Holdings” refers to Verso Paper Holdings LLC; and the term for any such entity includes its direct and indirect subsidiaries when referring to the entity’s consolidated financial condition or results.  Unless otherwise noted, references to “Verso,” “we,” “us,” and “our” refer collectively to Verso and Verso Holdings.  Other than Verso’s common stock transactions, Verso Finance’s debt obligation and related financing costs and interest expense, Verso Holdings’ loan to Verso Finance, and the debt obligation of Verso Holdings’ consolidated variable interest entity to Verso Finance, the assets, liabilities, income, expenses and cash flows presented for all periods represent those of Verso Holdings in all material respects.  Unless otherwise noted, the information provided pertains to both Verso and Verso Holdings.

We began operations on August 1, 2006, when we acquired the assets and certain liabilities comprising the business of the Coated and Supercalendered Papers Division of International Paper Company, or “International Paper.”  We were formed by affiliates of Apollo Global Management, LLC, or “Apollo,” for the purpose of consummating the acquisition from International Paper.  Verso went public on May 14, 2008, with an initial public offering, or “IPO,” of 14 million shares of common stock.

On January 3, 2014, Verso, Verso Merger Sub Inc., a Delaware corporation and an indirect, wholly owned subsidiary of Verso, or “Merger Sub,” and NewPage Holdings Inc., a Delaware corporation, or “NewPage,” entered into an Agreement and Plan of Merger, or the “Merger Agreement,” pursuant to which the parties agreed to merge Merger Sub with and into NewPage on the terms and subject to the conditions set forth in the Merger Agreement, with NewPage surviving the merger as an indirect, wholly owned subsidiary of Verso. On January 7, 2015, Verso consummated the previously announced acquisition of NewPage through the merger of Merger Sub with and into NewPage, or the “NewPage acquisition,” pursuant to the Merger Agreement. As a result of the merger of Merger Sub with and into NewPage, Merger Sub’s separate corporate existence ceased and NewPage continued as the surviving corporation and an indirect, wholly owned subsidiary of Verso (see Note 24). As the NewPage acquisition was consummated subsequent to our year-end, the consolidated financial statements for the fiscal year ended December 31, 2014, exclude the impact of NewPage’s operations on our business.

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

Basis of Presentation —This report contains the consolidated financial statements of Verso and Verso Holdings as of December 31, 2014 and 2013, and for the years ended December 31, 2014, 2013, and 2012.  Variable interest entities for which Verso or Verso Holdings is the primary beneficiary are also consolidated.  Intercompany balances and transactions are eliminated in consolidation.

Liquidity —We have historically relied primarily upon cash flow from operations and borrowings under our revolving credit facilities to finance operations, capital expenditures, and debt service requirements.  We are a highly leveraged company. As of December 31, 2014, we had $1.3 billion in borrowings outstanding under our existing financing arrangements. Also as of December 31, 2014, $66.9 million was available for future borrowing under our revolving credit facilities.  Our debt arrangements contain financial and other restrictive covenants that limit our ability to engage in activities that may be in our long-term best interests. Failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all of our debts. If we are unable to repay our indebtedness when due or declared due, our lenders also will have the right to proceed against the collateral pledged to them to secure the indebtedness. Our indebtedness requires us to dedicate a substantial portion of our cash flows from operations to payments for our debt service, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, research and development efforts, and other corporate purposes. In addition, our indebtedness increases our vulnerability to adverse economic and industry conditions and places us at a competitive disadvantage compared to competitors that have less debt.

Our ability to achieve our future projected operating results is largely based on the successful integration of NewPage (see Note 4), the borrowing availability of the combined company, and the synergies and operational cost reduction and earnings enhancement initiatives expected to be achieved from the acquisition. If the integration of NewPage into our business is not completed within the expected time frame, the synergies and other benefits that we expect to achieve could be materially and adversely affected, and these situations could result in additional transaction costs, loss of revenue or other effects associated with uncertainty about the acquisition. If we are unable to meet our projected performance targets, our liquidity could be adversely impacted and we may need to seek additional sources of liquidity. Our future performance could adversely affect our ability to raise additional capital to fund our operations, and there is no assurance that financing will be available in a sufficient amount, on acceptable terms, or on a timely basis.

Our ability to continue as a going concern is dependent on management’s plans, which are primarily centered on the synergies expected to be achieved from the NewPage acquisition and on the disposition of the Bucksport mill. We have certain significant cash outflow requirements over the next twelve months outside of normal paper mill operations, including our current debt service requirements (See Note 8), costs associated with the Bucksport mill closure (See Note 17), and transaction and integration costs associated with the NewPage acquisition (See Note 4). While we believe that our future operating results will provide sufficient cash flows to fund our operations, debt service requirements, and capital expenditures, our projected future operating results are subject to material uncertainties, especially those related to our ability to successfully capitalize on the operational benefits of the NewPage acquisition.

We believe our plans, together with cash flows from operations and available borrowings under our revolving credit facilities, are sufficient to allow us to meet our current and future obligations, pay scheduled principal and interest payments, and provide funds for working capital, capital expenditures, and other needs of the business for at least the next twelve months. However, no assurance can be given that our integration of NewPage will be successful or that we will be able to generate sufficient cash flows from operations or that future borrowings will be available under our revolving credit facilities in an amount sufficient to fund our liquidity needs on a long-term basis.

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

Revenue Recognition — Sales are recorded net of rebates, allowances, and discounts.  Revenue is recognized when the customer takes title and assumes the risks and rewards of ownership, in accordance with Financial Accounting Standards Board, or “FASB,” Accounting Standards Codification, or “ASC,” Topic 605, Revenue Recognition.  Revenue is recorded at the time of shipment for terms designated FOB, or “free on board,” shipping point.  For sales transactions designated FOB destination, revenue is recorded when the product is delivered to the customer’s site and when title and risk of loss are transferred.

Shipping and Handling Costs — Shipping and handling costs, such as freight to customer destinations, are included in Cost of products sold in the accompanying consolidated statements of operations.  When the sales price includes charges to customers for shipping and handling, such amounts are included in Net sales.

Planned Maintenance Costs — Maintenance costs for major planned maintenance shutdowns in excess of $0.5 million are deferred and then expensed ratably over the period until the next major planned shutdown, since we believe that operations benefit throughout that period from the maintenance work performed.  Other maintenance costs are expensed as incurred.

Environmental Costs and Obligations — Costs associated with environmental obligations, such as remediation or closure costs, are accrued when such costs are probable and reasonably estimable.  Such accruals are adjusted as further information develops or circumstances change.  Costs of future expenditures for environmental obligations are discounted to their present value when the timing of expected cash flows are reliably determinable.

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

Income Taxes — Verso accounts for income taxes using the liability method pursuant to ASC Topic 740, Income Taxes.  Under this method, Verso recognizes deferred tax assets and liabilities for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts using enacted tax rates in effect for the year the differences are expected to reverse.  Verso records a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be realized.  Verso evaluates uncertain tax positions annually and considers whether the amounts recorded for income taxes are adequate to address Verso’s tax risk profile. Verso analyzes the potential tax liabilities of specific transactions and tax positions based on management’s judgment as to the expected outcome. Verso Holdings is a limited liability corporation and is not subject to federal income taxes.  Verso Holdings accounts for its state income taxes in accordance with ASC Topic 740.

Earnings Per Share — Verso computes earnings per share by dividing net income or net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period.  Diluted earnings per share is computed by dividing net income or net loss by the weighted average number of shares outstanding, after giving effect to potentially dilutive common share equivalents outstanding during the period.  Potentially dilutive common share equivalents are not included in the computation of diluted earnings per share if they are anti-dilutive.

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

Inventories and Replacement Parts and Other Supplies — Inventory includes all costs directly associated with manufacturing products: materials, labor, and manufacturing overhead and are presented at the lower of cost or market.  Costs of raw materials, work-in-progress, and finished goods are determined using the first-in, first-out method.  Replacement parts and other supplies are stated using the average cost method and are reflected in Inventories and Intangibles and other assets on the consolidated balance sheet (see also Note 3 and Note 6).

Property, Plant, and Equipment — Property, plant, and equipment is stated at cost, net of accumulated depreciation. Interest is capitalized on projects meeting certain criteria and is included in the cost of the assets.  The capitalized interest is depreciated over the same useful lives as the related assets.  Interest costs of $1.9 million and $1.3 million were capitalized, respectively, in 2014 and 2013.  Expenditures for major repairs and improvements are capitalized, whereas normal repairs and maintenance are expensed as incurred.

Depreciation and amortization are computed using the straight-line method for all assets over the assets’ estimated useful lives.  Estimated useful lives are as follows:

Years
Building	20 - 40
Machinery and equipment	10 - 20
Furniture and office equipment	3 - 10
Computer hardware and software	3 - 6
Leasehold improvements	Over the shorter of the lease term or the useful life of the improvements

Intangible Assets — We account for intangible assets in accordance with ASC Topic 350, Intangibles – Goodwill and Other.  Intangible assets primarily consist of trademarks, customer-related intangible assets, and patents obtained through business acquisitions.  The useful lives of trademarks were determined to be indefinite and, therefore, these assets are not amortized.  Customer-related intangible assets are amortized over their estimated useful lives of approximately twenty-five years.  Patents are amortized over their remaining legal lives of ten years.  The impairment evaluation of the carrying amount of intangible assets with indefinite lives is conducted annually or more frequently if events or changes in circumstances indicate that an asset might be impaired.

Trademarks are evaluated by comparing their fair value to their carrying values.  In the third quarter of 2014, we determined that sufficient indicators of a potential impairment of our trademarks existed and we performed an interim analysis of our trademarks for impairment. As a result of our analysis, we determined that the carrying value of our trademarks exceeded their fair value, which was determined using a level 3 fair value measurement. This fair value determination was made using the income approach, which required us to estimate unobservable factors such as a royalty rate and discount rate and identify relevant projected revenue. We recognized an impairment charge of $6.3 million based on a projected reduction of revenues driven primarily by a decline in U.S. demand. In 2013, we also determined that the carrying value of our trademarks exceeded their fair value, and recognized an impairment charge of $1.6 million based on a projection of reduced revenues driven primarily by a decline in U.S. demand. The trademark impairment charges are included in Cost of products sold in our consolidated statement of operations for the years ended December 31, 2014 and 2013.

During 2012, based on a projected reduction of revenues primarily as a result of a reduction in production capacity from the closure of the Sartell mill, we recognized a trademarks impairment charge of $3.7 million, which was included in Restructuring charges in our accompanying consolidated statement of operations for the year ended December 31, 2012.

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

In 2014, based on our plans to dispose of certain assets held by the legal entities that comprise the Bucksport mill (Verso Bucksport LLC and Verso Bucksport Power LLC), we recorded a fixed asset impairment charge of $88.7 million, as the carrying value of the assets held for sale were in excess of the fair value less the cost to sell. The fair value was determined based on the December 5, 2014 membership purchase agreement for the sale of the Bucksport mill. The impairment charge is included in Restructuring charges (see also Note 17) in our accompanying consolidated statements of operations.

In 2012, based on a comprehensive assessment of the damage resulting from the fire and explosion at our former paper mill in Sartell, Minnesota, we recorded a fixed asset impairment charge of $66.5 million, which was included in Restructuring charges (see also Note 17) in our accompanying consolidated statements of operations.  The impairment charge was calculated based on the excess of carrying value over the estimated fair value of the site, which was estimated based on preliminary negotiations with potential buyers received subsequent to our decision to shut down the mill.

Allowance for Doubtful Accounts — We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of customers to make required payments.  We manage credit risk related to our trade accounts receivable by continually monitoring the creditworthiness of our customers to whom credit is granted in the normal course of business.  Trade accounts receivable balances for sales to unaffiliated customers were approximately $84.0 million at December 31, 2014, compared to $100.7 million at December 31, 2013. As of December 31, 2014, our two largest customers accounted for approximately 27% of our accounts receivable.

We establish our allowance for doubtful accounts based upon factors surrounding the credit risks of specific customers, historical trends, and other information.  Based on this assessment, an allowance is maintained that represents what is believed to be ultimately uncollectible from such customers.  The allowance for doubtful accounts was approximately $0.6 million at December 31, 2014, compared to $0.7 million at December 31, 2013.  Bad debt expense was $(0.1) million for the year ended December 31, 2014, compared to $0.3 million for the year ended December 31, 2013, and $0.1 million for the year ended December 31, 2012.

Deferred Financing Costs — We capitalize costs incurred in connection with borrowings or establishment of credit facilities.  These costs are amortized as an adjustment to interest expense over the life of the borrowing or life of the credit facilities using the effective interest method.  In the case of early debt principal repayments, we adjust the carrying value of the corresponding deferred financing costs with a charge to interest expense, and similarly adjust the future amortization expense.

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

As of December 31, 2014 and 2013, we had $0.8 million of restricted cash included in Intangibles and other assets in the accompanying consolidated balance sheet related to an asset retirement obligation in the state of Michigan.  This cash deposit is required by the state and may only be used for the future closure of a landfill.

The following table presents an analysis related to our asset retirement obligations included in Other liabilities and Accrued liabilities in the accompanying consolidated balance sheets:

	Year Ended December 31,
(Dollars in thousands)	2014	2013
Asset retirement obligations, January 1	$13,194	$11,854
Adjustment to existing liabilities	(3,733)	(190)
Liabilities related to assets held for sale	(1,914)	—
Accretion expense	683	887
Settlement of existing liabilities	(262)	(903)
Liabilities incurred	—	1,546
Asset retirement obligations	7,968	13,194
Less: Current portion	(453)	(486)
Non-current portion of asset retirement obligations, December 31	$7,515	$12,708

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

Accumulated Other Comprehensive Income (Loss) — The following table summarizes the changes in Accumulated other comprehensive income (loss) by balance type for the years ended December 31, 2014 and 2013:

(Dollars in thousands)	Losses on Derivative Financial Instruments	Defined Benefit Pension Items	Total
Accumulated other comprehensive loss as of December 31, 2012	$(335)	$(24,938)	$(25,273)
Amounts reclassified from Accumulated other comprehensive income to Cost of products sold	335	2,282	2,617
Pension liability adjustment	—	11,221	11,221
Net decrease in other comprehensive loss	335	13,503	13,838
Accumulated other comprehensive loss as of December 31, 2013	—	(11,435)	(11,435)
Amounts reclassified from Accumulated other comprehensive income to Cost of products sold	—	1,363	1,363
Pension liability adjustment	—	(17,045)	(17,045)
Net decrease in other comprehensive loss	—	(15,682)	(15,682)
Accumulated other comprehensive loss as of December 31, 2014	$—	$(27,117)	$(27,117)

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

ASC Topic 205, Presentation of Financial Statements and ASC Topic 360, Property, Plant, and Equipment. In April 2014, the FASB issued ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which changes the criteria for determining which disposals can be presented as discontinued operations and modifies the related disclosure requirements. This guidance should be applied prospectively to new disposals and new classifications of disposal groups as held for sale after the effective date which is fiscal years beginning on or after December 15, 2014, and interim periods within those annual periods.

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

 ASC Topic 205, Presentation of Financial Statements-Going Concern. In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern. This ASU provides guidance on determining when and how to disclose going concern uncertainties in the financial statements. The ASU is effective for periods beginning after December 15, 2016. The adoption of this standard is not expected to have a material impact on the presentation of our consolidated financial statements.

Other new accounting pronouncements issued but not effective until after December 31, 2014, are not expected to have a significant effect on our consolidated financial statements.

3. INVENTORIES

	December 31,
(Dollars in thousands)	2014	2013
Raw materials	$13,337	$25,843
Woodyard logs	5,779	6,602
Work-in-process	9,274	14,738
Finished goods	62,477	60,919
Replacement parts and other supplies	19,857	29,585
Inventories	$110,724	$137,687
Amounts presented in the consolidated balance sheets and the table above are adjusted for valuation allowances.

4. ACQUISITIONS AND DISPOSITIONS

On January 3, 2014, Verso, Merger Sub, and NewPage entered into a Merger Agreement pursuant to which the parties agreed to merge Merger Sub with and into NewPage on the terms and subject to the conditions set forth in the Merger Agreement, with NewPage surviving the merger and an indirect, wholly owned subsidiary of Verso. Verso has incurred transaction costs of $38.9 million related to the NewPage acquisition which are included in Other loss, net in the accompanying consolidated statements of operations for the year ended December 31, 2014. On January 7, 2015, Verso consummated the previously announced NewPage acquisition (see Note 24).

On December 5, 2014, two Verso subsidiaries entered into an agreement to sell their equity interests in two other Verso subsidiaries that owned the Bucksport mill to AIM Development (USA) LLC, an indirect, wholly owned subsidiary of

American Iron & Metal Company Inc., or “AIM.” At the end of 2014, based on our disposition plans, we recorded asset impairment charges and write-offs of $102.6 million, as the carrying value of the assets held for sale were in excess of the fair value less the costs to sell. The impairment charge is included in Restructuring charges (see also Note 17) in our accompanying consolidated statements of operations. On January 29, 2015, the Verso parties and AIM consummated the Bucksport transaction (see Note 24).

In 2013, we closed the sale of substantially all of the assets of Verso Fiber Farm LLC as well as the sale of substantially all of the assets at our former Sartell mill. The related gains on sale were reflected in Other operating income in the accompanying consolidated statements of operations for the year ended December 31, 2013.

In 2012, we reached a final settlement agreement with our insurance provider for property and business losses resulting from a fire at the former Sartell mill. The related gain of $60.6 million was included in Other operating income in the accompanying consolidated statements of operations for the year ended December 31, 2012, and represents insurance proceeds in excess of fire related costs and property damage. In addition, $51.0 million of proceeds attributable to property, plant, and equipment were reflected in investing activities on our consolidated statement of cash flows for the year ended December 31, 2012.

Assets and liabilities held for sale at December 31, 2014 and 2013, respectively, were comprised of the following:

	December 31,	December 31,
(Dollars in thousands)	2014 (1)	2013 (2)
Prepaid expenses and other assets	$1,353	$—
Property, plant, and equipment, net	58,554	—
Intangibles and other assets, net	1,057	50
Assets held for sale	$60,964	$50
Asset retirement obligations and other liabilities	$(2,198)	$—
Liabilities related to assets held for sale	$(2,198)	$—
(1) Recorded at fair value less cost to sell.
(2) Recorded at carrying value as the expected proceeds less costs to sell exceed carrying value.

5. PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment were as follows:

	December 31,
(Dollars in thousands)	2014	2013
Land and land improvements	$26,358	$30,547
Building and leasehold improvements	111,812	154,521
Machinery, equipment, and other	1,082,030	1,301,368
Construction-in-progress	14,401	37,100
Property, plant, and equipment, gross	1,234,601	1,523,536
Accumulated depreciation	(704,064)	(780,590)
Property, plant, and equipment, net	$530,537	$742,946

Depreciation expense was $90.2 million, $103.9 million, and $117.2 million for the years ended December 31, 2014, 2013, and 2012, respectively. Property, plant, and equipment at December 31, 2014, and 2013 include $1.2 million and $11.5 million, respectively, of capital expenditures that were unpaid and included in accounts payable and accrued liabilities.

6. INTANGIBLES AND OTHER ASSETS

Intangibles and other assets consist of the following:

	VERSO		VERSO HOLDINGS
	December 31,		December 31,
(Dollars in thousands)	2014	2013	2014	2013
Amortizable intangible assets:
Customer relationships, net of accumulated amortization of $8.8 million on December 31, 2014, and $8.2 million on December 31, 2013	$4,520	$5,120	$4,520	$5,120
Patents, net of accumulated amortization of $0.9 million on December 31, 2014, and on December 31, 2013	181	296	181	296
Total amortizable intangible assets	4,701	5,416	4,701	5,416
Unamortizable intangible assets:
Trademarks	9,880	16,180	9,880	16,180
Other assets:
Financing costs, net of accumulated amortization of $18.8 million on December 31, 2014, and $13.6 million on December 31, 2013	23,118	28,761	23,118	28,761
Deferred major repair	21,118	16,218	21,118	16,218
Replacement parts, net	2,838	3,465	2,838	3,465
Loan to affiliate	—	—	23,305	23,305
Restricted cash	2,603	4,946	2,603	4,946
Other	6,934	6,469	6,934	6,469
Total other assets	56,611	59,859	79,916	83,164
Intangibles and other assets	$71,192	$81,455	$94,497	$104,760

Amortization expense of intangibles was $0.7 million, $0.8 million, and $0.9 million, respectively, for the years ended December 31, 2014, 2013, and 2012.

The estimated future amortization expense for intangible assets over the next five years is as follows:

(Dollars in thousands)
2015	$615
2016	567
2017	400
2018	300
2019	300

When events or circumstances so indicate, we assess the potential impairment of intangibles and other long-lived assets by comparing the expected undiscounted future cash flows to the carrying value of those assets. In the third quarter of 2014, we determined that sufficient indicators of a potential impairment of our trademarks existed and we performed an interim analysis of our trademarks for impairment. As a result of our analysis, we determined that the carrying value of our trademarks exceeded their fair value, which was determined using a level 3 fair value measurement. This fair value determination was made using the income approach, which required us to estimate unobservable factors such as a royalty rate and discount rate and identify relevant projected revenue. We recognized an impairment charge of $6.3 million based on a projected reduction of revenues driven primarily by a decline in U.S. demand. The trademark impairment charge is included in Cost of products sold in our consolidated statement of operations.

In performing our annual impairment test, for our trademarks during the fourth quarter of 2013, we determined that the carrying value of our trademarks exceeded their fair value, and recognized an impairment charge of $1.6 million based on a projected reduction of revenues driven primarily by a decline in U.S. demand. The trademark impairment charge is included in Cost of products sold on our accompanying consolidated statement of operations for the year ended December 31, 2013.

During the year ended December 31, 2012, we completed a comprehensive assessment of the damage resulting from the fire and explosion at our former paper mill in Sartell, Minnesota, and announced the decision to permanently close the mill.  In the third quarter of 2012, as a result of the closure, we performed an interim impairment analysis of our trademarks, which resulted in an impairment charge of $3.4 million, based on a projected reduction of revenues primarily as a result of a reduction in production capacity.  Then, in performing our annual impairment test, we determined that the carrying value of our trademarks exceeded their fair value, and recognized an additional $0.3 million of impairment charge.  The trademarks impairment charge is included in Restructuring charges in our accompanying consolidated statement of operations for the year ended December 31, 2012 (see also Note 17).

7. ACCRUED LIABILITIES

A summary of accrued liabilities is as follows:

	VERSO		VERSO HOLDINGS
	December 31,		December 31,
(Dollars in thousands)	2014	2013	2014	2013
Accrued interest	$77,660	$58,852	$77,787	$58,977
Payroll and employee benefit costs	43,364	40,054	43,364	40,054
Accrued transaction costs	25,298	—	25,298	—
Restructuring costs	24,181	—	24,181	—
Accrued sales rebates	11,854	11,573	11,854	11,573
Derivatives	6,268	4,959	6,268	4,959
Accrued taxes - other than income	1,466	1,456	1,455	1,431
Freight and other	15,306	5,441	15,306	5,441
Accrued liabilities	$205,397	$122,335	$205,513	$122,435

8. DEBT

A summary of long-term debt is as follows:

		December 31, 2014			December 31, 2013
(Dollars in thousands)	Original Maturity	Interest Rate	Balance	Par Value	Balance	Par Value
Verso Paper Holdings LLC
Verso Androscoggin Power LLC Revolving Credit Facility	2/6/2015	6.25%	$30,000	$30,000	$—	$—
Revolving Credit Facilities	5/4/2017	2.54%	63,000	63,000	—	—
11.75% Senior Secured Notes	1/15/2019	11.75%	424,654	417,882	426,076	417,882
11.75% Secured Notes	1/15/2019	11.75%	271,573	271,573	271,573	271,573
8.75% Second Priority Senior Secured Notes	2/1/2019	8.75%	96,447	96,647	395,018	396,000
Second Priority Adjustable Senior Secured Notes	2/1/2019	8.75%	298,732	299,353	—	—
Second Priority Senior Secured Floating Rate Notes	8/1/2014	—%	—	—	13,310	13,310
11.38% Senior Subordinated Notes	8/1/2016	11.38%	40,517	40,517	142,500	142,500
Adjustable Senior Subordinated Notes	8/1/2016	11.38%	101,983	101,983	—	—
Chase NMTC Verso Investment Fund LLC
Loan from Verso Paper Finance Holdings LLC	12/29/2040	6.50%	23,305	23,305	23,305	23,305
Total debt for Verso Paper Holdings LLC			1,350,211	1,344,260	1,271,782	1,264,570
Verso Paper Finance Holdings LLC
Loan from Verso Paper Holdings LLC	12/29/2040	6.50%	23,305	23,305	23,305	23,305
Less current maturities of long-term debt			(30,000)	(30,000)	(13,310)	(13,310)
Less loans from affiliates			(46,610)	(46,610)	(46,610)	(46,610)
Total long-term debt for Verso Corporation			$1,296,906	$1,290,955	$1,235,167	$1,227,955

We determine the fair value of our debt based on market information and a review of prices and terms available for similar obligations.  Our debt is classified as Level 2 within the fair value hierarchy (see also Note 15). As of December 31, 2014, the fair value of Verso’s total debt was $1,059 million, and the fair value of Verso Holdings’ total debt was $1,082 million. As of December 31, 2013, the fair value of Verso’s total debt was $857 million, and the fair value of Verso Holdings’ total debt was $881 million.

Amounts included in interest expense related to debt and amounts of cash interest payments on debt are as follows:

	VERSO			VERSO HOLDINGS
	Year Ended December 31,			Year Ended December 31,
(Dollars in thousands)	2014	2013	2012	2014	2013	2012
Interest expense	$136,157	$133,599	$133,644	$137,672	$134,527	$126,486
Cash interest paid	116,705	129,467	113,334	118,220	130,830	114,849
Debt issuance cost amortization(1)	8,078	5,398	5,317	8,078	5,368	4,957
(1) Amortization of debt issuance cost is included in interest expense.

Verso Androscoggin Power LLC Revolving Credit Facility. On May 5, 2014, acting through a wholly owned subsidiary, Verso Androscoggin Power LLC, or “VAP,” Verso Holdings entered into a credit agreement providing for a $40.0 million revolving credit facility with Barclays Bank PLC and Credit Suisse AG, Cayman Islands Branch. As of December 31, 2014, the revolving credit facility had a $30.0 million outstanding balance, and $10.0 million available for future borrowing. Borrowings under the credit facility bore interest at a rate equal to an applicable margin plus, at the option of VAP, either (a) a base rate determined by reference to the highest of the U.S. federal funds rate plus 0.5%, the prime rate of the administrative agent, and the adjusted LIBOR for a one-month interest period plus 1.00%, or (b) a eurocurrency rate, or “LIBOR,” determined by reference to the cost of funds for eurocurrency deposits in dollars in the London interbank market for the interest period relevant to such borrowing adjusted for certain additional costs. As of December 31, 2014, the applicable margin for advances under the credit facility was 3.00% for base rate advances and 4.00% for LIBOR advances. As of December 31, 2014, the weighted-average interest rate on outstanding advances was 6.25%. The indebtedness under the credit facility was secured by substantially all of VAP’s assets, which consist principally of four hydroelectric facilities associated with our Androscoggin mill and related electricity transmission equipment. Verso Maine Power Holdings LLC, VAP’s sole member, guaranteed the payment of the debt outstanding under the credit facility, and its guaranty was secured by a pledge of its equity interest in VAP. Debt issuance costs of approximately $2.4 million were amortized over the life of the facility. On January 7, 2015, Verso consummated the NewPage acquisition, and as a result, the credit facility was terminated on February 4, 2015.

Revolving Credit Facilities.  In 2012, Verso Holdings entered into revolving credit facilities consisting of a $150.0 million asset-based loan facility, or “ABL Facility,” and a $50.0 million cash-flow facility, or “Cash Flow Facility.”  In connection with the revolving credit facilities, debt issuance costs of approximately $9.3 million were deferred and are being amortized over the life of the credit facilities.  The indebtedness under the revolving credit facilities bears interest at a floating rate based on a margin over a base rate or eurocurrency rate.  Verso Holdings is required to pay commitment fees to the lenders in respect of unutilized commitments under the revolving credit facilities and other customary fees.  The indebtedness under the ABL Facility and related guarantees are secured by first-priority security interests, subject to permitted liens, in substantially all of Verso Holdings’, Verso Finance’s, and the subsidiary guarantors’ inventory and accounts receivable, or “ABL Priority Collateral,” and second-priority security interests, subject to permitted liens, in substantially all of their other assets, or “Notes Priority Collateral.”  The indebtedness under the Cash Flow Facility and related guarantees are secured, pari passu with the 11.75% Senior Secured Notes due 2019 and related guarantees, by first-priority security interests in the Notes Priority Collateral and second-priority security interests in the ABL Priority Collateral.  The revolving credit facilities will mature on May 4, 2017.  On January 3, 2014, Verso Holdings entered into certain amendments to the revolving credit facilities in connection with the Merger, in which (a) the lenders under each of our revolving credit facilities consented to the Merger and the other transactions contemplated by the Merger Agreement, including the incurrence of certain additional indebtedness, (b) the lenders consented to amendments to allow the sale and/or financing of certain non-core assets and (c) the parties agreed to amend our revolving credit facilities to allow for certain other transactions upon the consummation of the Merger and the other transactions contemplated by the Merger Agreement. The ABL Facility had $63.0 million outstanding balance, $39.4 million in letters of credit issued, and $6.9 million available for future borrowing as of December 31, 2014.  The Cash Flow Facility had no outstanding balance, no letters of credit issued, and $50.0 million available for future borrowing as of December 31, 2014.

11.75% Senior Secured Notes due 2019. In 2012, Verso Holdings issued $345.0 million aggregate principal amount of 11.75% Senior Secured Notes due 2019.  The notes bear interest, payable semi-annually, at the rate of 11.75% per year.  The notes are guaranteed jointly and severally by each of Verso Holdings’ subsidiaries, subject to certain exceptions, and the notes and guarantees are senior secured obligations of Verso Holdings and the guarantors, respectively.  The indebtedness under the notes and related guarantees are secured, pari passu with the Cash Flow Facility and related guarantees, by first-priority security interests in the Notes Priority Collateral and second-priority security interests in the ABL Priority Collateral.  The notes will mature on January 15, 2019.

In 2012, Verso Holdings used the proceeds from the issuance of the 11.75% Senior Secured Notes due 2019 to repurchase and retire the balance of its 11.5% Senior Secured Notes due 2014. Verso Holdings recognized a loss of $34.5 million, which is included in Other loss, net, in our accompanying consolidated statements of operations on the early retirement of notes, including the write-off of unamortized debt issuance costs and unamortized discounts related to the notes. Debt issuance costs of approximately $10.1 million were deferred and are being amortized over the life of the notes.

In 2013, Verso Holdings issued $72.9 million aggregate principal amount of its 11.75% Senior Secured Notes due 2019 to certain lenders holding approximately $85.8 million aggregate principal amount of Verso Finance’s Senior Unsecured Term Loans, and net accrued interest through the closing date, at an exchange rate of 85%, in exchange for the assignment to Verso Finance of its Senior Unsecured Term Loans and the cancellation of such loans. There are no longer any outstanding Senior Unsecured Term Loans. In accordance with ASC Topic 470-60, the notes were recorded at the Unsecured Term Loans value exchanged and the amount in excess of par will be amortized over the life of the notes. Debt issuance costs of $2.8 million were expensed as incurred and are recorded in Other loss, net on the accompanying consolidated statements of operations. The exchange and funding of the principal and interest payments on the Senior Unsecured Term Loans were recorded as a Return of capital on Verso Holdings’ statement of member’s equity and the exchange of $85.8 million represents a non-cash financing activity on Verso Holding’s statement of cash flows. The 11.75% Senior Secured Notes due 2019 issued in 2012 and 2013 constitute one class of securities.

On January 7, 2015, in connection with the consummation of the NewPage acquisition, Verso Holdings, an indirect, wholly owned subsidiary of Verso, and Verso Paper Inc., a wholly owned subsidiary of Verso Holdings (together with Verso Holdings, or the “Issuers”), entered into an indenture, or the “New First Lien Notes Indenture,” among the Issuers, certain subsidiaries of Verso Holdings, as guarantors, and Wilmington Trust, National Association, as trustee, governing the Issuers’ $650 million aggregate principal amount of 11.75% Senior Secured Notes due 2019, or the “New First Lien Notes,” and issued the New First Lien Notes to the stockholders of NewPage as partial consideration in the NewPage acquisition. The New First Lien Notes are guaranteed, jointly and severally, on a senior secured basis, by each of Verso Holdings’ existing domestic subsidiaries that guarantees its senior secured credit facility and by each of its future domestic subsidiaries that guarantees certain of its debt or issues disqualified stock. The New First Lien Notes are guaranteed by NewPage, but not guaranteed by any of its subsidiaries. The New First Lien Notes and the related guarantees are secured by first-priority liens in the collateral owned by each Issuer and Guarantor, subject to certain permitted liens and exceptions as further described in the New First Lien Notes Indenture and the related security documents. The collateral consists of substantially all of the Issuers’ and the Guarantors’ tangible and intangible assets securing Verso Holdings’ existing senior secured credit facility, which exclude certain capital stock and other securities of its affiliates and other property.

The New First Lien Notes and the related guarantees are the senior secured obligations of the Issuers and the Guarantors, respectively, and rank (a) senior in right of payment to all existing and future subordinated indebtedness of the Issuers and the Guarantors, including the Adjustable Subordinated Notes and the Issuers’ existing 11.38% Senior Subordinated Notes due 2016 or the “Old Subordinated Notes” and the related guarantees; (b) equal in right of payment with all existing and future senior indebtedness of the Issuers and the Guarantors, including the Issuers’ existing 11.75% Senior Secured Notes due 2019 or the “Existing First Lien Notes,” 11.75% Secured Notes due 2019 or the “Existing 1.5 Lien Notes,” the Adjustable Second Lien Notes and the 8.75% Second Priority Senior Secured Notes due 2019 or the “Old Second Lien Notes;” (c) effectively pari passu with all existing first-priority secured indebtedness of the Issuers and the Guarantors under Verso Holdings’ senior secured credit facility and the related guarantees, including the Existing First Lien Notes and the related guarantees, to the extent of the value of the collateral securing such obligations; (d) effectively senior to all existing second-priority secured indebtedness of the Issuers and the Guarantors, including the Existing 1.5 Lien Notes and the Adjustable Second Lien Notes and the related guarantees, to the extent of the value of the collateral securing such obligations; (e) effectively senior to all existing and future unsecured indebtedness of the Issuers and the Guarantors, including the Old Second Lien Notes, the Old Subordinated Notes, and the Adjustable Subordinated Notes; and (f) effectively subordinated to all existing and future indebtedness, preferred stock and other liabilities of the Issuers’ non-guarantor subsidiaries, other than indebtedness, preferred stock and liabilities held by an Issuer or a Guarantor.

The Issuers will pay interest on the New First Lien Notes at a rate of 11.75% per annum, payable semiannually to holders of record at the close of business on January 1 or July 1 immediately preceding the interest payment date on January 15 and July 15 of each year, commencing July 15, 2015. The New First Lien Notes mature on January 15, 2019.

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

Verso Holdings issued the notes pursuant to two separate exchange offers whereby it issued a total of $271.6 million aggregate principal amount of the notes and paid a total of $22.3 million in cash in exchange for $166.9 million aggregate principal amount of its Second Priority Senior Secured Floating Rate Notes due 2014 and for $157.5 million aggregate principal amount of the 11.38% Senior Subordinated Notes due 2016. Verso Holdings recognized a total gain of $26.3 million, net of the write-off of unamortized debt issuance costs, from the exchanges, which is included in Other loss, net in our accompanying consolidated statements of operations. Debt issuance costs of approximately $5.4 million were deferred and are being amortized over the life of the notes.

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

Second Priority Adjustable Senior Secured Notes. On July 2, 2014, the Issuers commenced an offer to exchange their new Second Priority Adjustable Senior Secured Notes, or “New Second Lien Notes,” and warrants issued by Verso that were mandatorily convertible on a one-for-one basis into shares of Verso’s common stock immediately prior to the NewPage acquisition, or “Warrants,” for any and all of the Issuers’ outstanding 8.75% Second Priority Senior Secured Notes due 2019, or “Old Second Lien Notes” (we refer to this exchange offer as the “Second Lien Notes Exchange Offer”). On August 1, 2014, approximately $299.4 million aggregate principal amount of Old Second Lien Notes were tendered and accepted in exchange for a like amount of New Second Lien Notes and approximately 9.3 million Warrants in the Second Lien Notes Exchange Offer. The Warrants had no fair value at the date of the closing of the Second Lien Notes Exchange Offer.
Prior to the consummation of the NewPage acquisition, and as of December 31, 2014, the New Second Lien Notes had substantially the same terms as the Old Second Lien Notes in that the New Second Lien Notes had their original principal amount, bore interest at a rate of 8.75% per annum, had a maturity date of February 1, 2019, and were governed by covenants that are substantially the same as the covenants currently governing the Old Second Lien Notes. As of December 31, 2014, the accrued interest on the New Second Lien Notes was included in Accrued liabilities in our accompanying consolidated balance sheet. Subsequent to year end, as a result of the consummation of the NewPage acquisition, and effective as of the January 7, 2015, the provisions of the Adjustable Second Lien Notes were adjusted as follows: (a) the principal amount of the notes have been adjusted such that a holder of $1,000 principal amount of notes immediately prior to the NewPage acquisition now holds $593.75 principal amount of notes (any adjusted notes that do not bear an authorized denomination will be rounded down); (b) the maturity date of the notes has been extended from February 1, 2019, to August 1, 2020; (c) the interest rate has been adjusted such that the notes bear interest from and after January 7, 2015 at a rate of 10% per annum payable entirely in cash plus 3% per annum payable entirely by increasing the principal amount of the outstanding notes or by issuing additional notes; (d) the optional redemption provisions have been adjusted as provided in the indenture governing the notes; and (e) certain other terms and conditions of the notes have been modified as set forth in the Adjustable Second Lien Notes Indenture. As a result of the principal adjustment, the outstanding principal amount of the Adjustable Second Lien Notes was reduced by approximately $121.6 million from approximately $299.4 million before January 7, 2015, to approximately $177.7 million afterwards.
Second Priority Senior Secured Floating Rate Notes due 2014.  In 2006, Verso Holdings issued $250.0 million aggregate principal amount of Second Priority Senior Secured Floating Rate Notes due 2014.  As of December 31, 2013, Verso Holdings had repurchased and retired a total of $236.7 million aggregate principal amount of the notes.  The notes matured on August 1, 2014.

11.38% Senior Subordinated Notes due 2016.  In 2006, Verso Holdings issued $300 million aggregate principal amount of 11.38% Senior Subordinated Notes due 2016. As of December 31, 2014, Verso Holdings had repurchased and retired a total of $157.5 million aggregate principal amount of the notes. The notes bear interest, payable semi-annually, at the rate of 11.38% per year. The notes mature on August 1, 2016.

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

Prior to the consummation of the NewPage acquisition, and as of December 31, 2014, the New Subordinated Notes had substantially the same terms as the Old Subordinated Notes in that the New Subordinated Notes had their original principal amount, bore interest at a rate of 11.38% per annum, had a maturity date of August 1, 2016, and were governed by covenants that were substantially the same as the covenants currently governing the Old Subordinated Notes. Subsequent to year end, as a result of the consummation of the NewPage acquisition, and effective as of January 7, 2015, the provisions of the Adjustable Subordinated Notes were adjusted as follows: (a) the principal amount of the notes has been adjusted such that a holder of $1,000 principal amount of notes immediately prior to the NewPage acquisition now holds $620 principal amount of notes (any adjusted notes that do not bear an authorized denomination will be rounded down); (b) the maturity date of the notes has been extended from August 1, 2016, to August 1, 2020; (c) the interest rate has been adjusted such that the notes bear interest from and after the January 7, 2015 at a rate of 11% per annum payable entirely in cash plus 5% per annum payable entirely by increasing the principal amount of the outstanding notes or by issuing additional notes; (d) the optional redemption provisions have been adjusted as provided in the Adjustable Subordinated Notes Indenture; and (e) certain other terms and conditions of the notes have been modified as set forth in the Adjustable Subordinated Notes Indenture. As a result of the principal adjustment, the outstanding principal amount of the Adjustable Subordinated Notes was reduced by approximately $38.8 million from approximately $102.0 million before January 7, 2015, to approximately $63.2 million afterwards.

In connection with the Second Lien Notes Exchange Offer and the Subordinated Notes Exchange Offer, the Issuers solicited and received consents to amend the Old Second Lien Notes, the Old Subordinated Notes, and the indentures governing such notes in order to (a) eliminate or waive substantially all of the restrictive covenants contained in the indentures governing such notes, (b) eliminate certain events of default, (c) modify covenants regarding mergers and consolidations, and (d) modify or eliminate certain other provisions, including, in some cases, certain provisions relating to defeasance, contained in such indentures and such notes. In addition, the Issuers solicited and received consents to release the liens and security interests in the collateral securing the Old Second Lien Notes. We refer to the Second Lien Notes Exchange Offer, the Subordinated Notes Exchange Offer, and the transactions in connection therewith collectively as the “Exchange Offers.” Accrued debt issuance costs related to the Exchange Offers of approximately $6.1 million were expensed as incurred and are recorded in Other loss, net on the accompanying consolidated statements of operations.
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

The scheduled principal payments required under the debt listed above during the years following December 31, 2014, are set forth below (Amounts are prior to the financing transactions described in Note 24):

(Dollars in thousands)	VERSO	VERSO HOLDINGS
2015	30,000	30,000
2016	142,500	142,500
2017	63,000	63,000
2018	—	—
2019	1,085,455	1,085,455
2020 and thereafter	—	23,305
Total debt	$1,320,955	$1,344,260

 At December 31, 2014, we were in compliance with the covenants in our debt agreements.

9. OTHER LIABILITIES

Other liabilities consist of the following:

	VERSO		VERSO HOLDINGS
	December 31,		December 31,
(Dollars in thousands)	2014	2013	2014	2013
Pension benefit obligation	$40,584	$25,231	$40,584	$25,231
Non-controlling interests	7,923	7,923	7,923	7,923
Asset retirement obligations	7,515	12,708	7,515	12,708
Deferred income taxes	3,779	6,174	—	—
Deferred compensation	3,670	3,495	3,670	3,495
Other	830	1,068	830	1,068
Other liabilities	$64,301	$56,599	$60,522	$50,425

10. EARNINGS PER SHARE

The following table provides a reconciliation of Verso’s basic and diluted loss per common share:

	VERSO
	Year Ended December 31,
(In thousands, except per share amounts)	2014	2013	2012
Net income (loss) available to common shareholders	$(352,955)	$(111,206)	$(173,829)
Weighted average common stock outstanding	52,835	52,583	52,365
Weighted average restricted stock	458	541	485
Weighted average common shares outstanding - basic	53,293	53,124	52,850
Dilutive shares from stock options	—	—	—
Weighted average common shares outstanding - diluted	53,293	53,124	52,850
Basic loss per share	$(6.62)	$(2.09)	$(3.29)
Diluted loss per share	$(6.62)	$(2.09)	$(3.29)

In accordance with ASC Topic 260, Earnings Per Share, unvested restricted stock awards issued by Verso contain nonforfeitable rights to dividends and qualify as participating securities.  No dividends have been declared or paid in 2014, 2013, or 2012.

For 2014, 6,628,268 weighted average potentially dilutive shares from stock options with a weighted average exercise price per share of $2.58 were excluded from the diluted earnings per share calculation due to the antidilutive effect such shares would have on net loss per common share.  For 2013, 4,344,628 weighted average potentially dilutive shares from stock options with a weighted average exercise price per share of $2.40 were excluded from the diluted earnings per share calculation due to the antidilutive effect such shares would have on net loss per common share.  For 2012, 3,033,282 weighted average potentially dilutive shares from stock options with a weighted average exercise price per share of $2.85 were excluded from the diluted earnings per share calculation due to the antidilutive effect such shares would have on net loss per common share.

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

During 2014, a curtailment loss of approximately $1.0 million was recognized in Restructuring charges in the consolidated statements of operations due to a reduction in headcount associated with the closure of the Bucksport mill.  The curtailment loss included $0.5 million of amortization of prior service cost and a net actuarial loss of $0.5 million.

During 2012, a curtailment loss of approximately $1.5 million was recognized in Restructuring charges in the consolidated statements of operations due to a reduction in headcount associated with the closure of the former Sartell mill.  The curtailment loss included $0.6 million of amortization of prior service cost and a net actuarial loss of $0.9 million.

The following table summarizes the components of net periodic pension cost for the years ended December 31, 2014, 2013, and 2012:

	Year Ended December 31,
(Dollars in thousands)	2014	2013	2012
Components of net periodic pension cost:
Service cost	$5,747	$6,613	$7,082
Interest cost	3,678	3,115	2,876
Expected return on plan assets	(3,617)	(3,303)	(2,791)
Amortization of prior service cost	651	651	740
Amortization of actuarial loss	195	1,631	1,648
Curtailment	982	—	1,517
Net periodic pension cost	$7,636	$8,707	$11,072

The following table provides detail on prior service cost and net actuarial loss recognized in Accumulated other comprehensive loss at December 31, 2014 and 2013:

(Dollars in thousands)	2014	2013
Amounts recognized in Accumulated other comprehensive loss:
Prior service cost	$756	$1,923
Net actuarial loss	26,361	9,512

The estimated net actuarial loss and prior service cost that will be amortized from Accumulated other comprehensive loss into net periodic pension cost during 2015 is $2.0 million and $0.4 million, respectively.

We make contributions that are sufficient to fully fund our actuarially determined costs, generally equal to the minimum amounts required by the Employee Retirement Income Security Act, or “ERISA.” We made contributions to the pension plans of $8.0 million in 2014, $0.4 million in 2013, and $10.7 million in 2012.  In 2015, we expect to make cash contributions of approximately $5.2 million to the pension plans. We may also be required to make additional contributions as a result of the closure of the Bucksport and Sartell mills. We expect no plan assets to be returned to the Company in 2015.

The following table sets forth a reconciliation of the plans’ benefit obligation, plan assets and funded status at December 31, 2014 and 2013:

	Year Ended December 31,
(Dollars in thousands)	2014	2013
Change in Projected Benefit Obligation:
Benefit obligation at beginning of period	$78,701	$81,944
Service cost	5,747	6,613
Interest cost	3,678	3,115
Actuarial loss (gain)	17,493	(10,472)
Benefits paid	(2,922)	(2,499)
Curtailment	465	—
Benefit obligation on December 31	$103,162	$78,701
Change in Plan Assets:
Plan assets at fair value, beginning of fiscal year	$53,470	$51,528
Actual net return on plan assets	4,065	4,052
Employer contributions	7,965	389
Benefits paid	(2,922)	(2,499)
Plan assets at fair value on December 31	$62,578	$53,470
Unfunded projected benefit obligation recognized in other liabilities on the consolidated balance sheets	$(40,584)	$(25,231)

The accumulated benefit obligation at December 31, 2014 and 2013, is $103.2 million and $78.7 million, respectively.

The following table summarizes expected future pension benefit payments:

(Dollars in thousands)
2015	$2,607
2016	2,887
2017	3,196
2018	3,589
2019	4,048
2020-2024	28,277

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

The actuarial assumptions used in the defined benefit pension plans were as follows:

	2014	2013	2012
Weighted average assumptions used to determine benefit obligations as of December 31:
Discount rate	3.83%	4.75%	3.80%
Rate of compensation increase	N/A	N/A	N/A
Weighted average assumptions used to determine net periodic pension cost for the fiscal year:
Discount rate	4.75%	3.84%	4.30%
Rate of compensation increase	N/A	N/A	N/A
Expected long-term return on plan assets	6.50%	6.50%	6.50%

During 2014, the Company adopted the Society of Actuaries RP-2014 mortality tables in the calculation of our pension benefit obligation as of December 31, 2014, resulting in approximately $4 million of additional actuarial loss in the benefit obligation and accumulated other comprehensive income. The remaining increase in actuarial loss in 2014 is primarily attributable to the decline in the discount rate from the rate used in the 2013 calculation of the pension benefit obligation.

The following table provides the pension plans’ asset allocation on December 31, 2014 and 2013:

	Allocation of Plan Assets
	2014	Allocation on	2013	Allocation on
	Targeted Allocation	December 31, 2014	Targeted Allocation	December 31, 2013
Other securities:	55-60%		60%
Fixed income funds		44%		48%
Other funds		11%		10%
Equity securities:	40-45%		40%
Domestic equity funds - large cap		27%		24%
Domestic equity funds - small cap		12%		12%
International equity funds		6%		6%

ASC Topic 820 provides a common definition of fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  The fair value framework requires the categorization of assets and liabilities into three levels based upon the assumptions used to value the assets or liabilities (see Note 15 – Fair Value of Financial Instruments for more detail).  The following table sets forth by level, within the fair value hierarchy, the pension plans’ assets at fair value as of December 31, 2014 and 2013.

(Dollars in thousands)	Total	Level 1	Level 2	Level 3
December 31, 2014
Fixed income funds	$27,810	$27,810	$—	$—
Domestic equity funds - large cap	16,814	16,814	—	—
Domestic equity funds - small cap	7,569	7,569	—	—
International equity funds	3,534	3,534	—	—
Other funds	6,851	6,851	—	—
Total assets at fair value	$62,578	$62,578	$—	$—
December 31, 2013
Fixed income funds	$25,764	$25,764	$—	$—
Domestic equity funds - large cap	13,086	13,086	—	—
Domestic equity funds - small cap	6,214	6,214	—	—
International equity funds	3,167	3,167	—	—
Other funds	5,239	5,239	—	—
Total assets at fair value	$53,470	$53,470	$—	$—
Fair value is determined based on the net asset value of units held by the plan at period end.

Our primary investment objective is to ensure, over the long-term life of the pension plans, an adequate pool of sufficiently liquid assets to support the benefit obligations.  In meeting this objective, the pension plans seek to achieve a high level of investment return through long-term stock and bond investment strategies, consistent with a prudent level of portfolio risk.  Any volatility in investment performance compared to investment objectives should be explainable in terms of general economic and market conditions.  Our targeted pension fund asset allocation was updated during the fourth quarter of 2014.  The expected return on plan assets assumption for 2015 will be 6.50 percent.  The expected long-term rate of return on plan assets reflects the weighted-average expected long-term rates of return for the broad categories of investments currently held in the plans (adjusted for expected changes), based on historical rates of return for each broad category, as well as factors that may constrain or enhance returns in the broad categories in the future.  The expected long-term rate of return on plan assets is adjusted when there are fundamental changes in expected returns in one or more broad asset categories and when the weighted-average mix of assets in the plans changes significantly.

Defined Contribution Plan

We sponsor a defined contribution plan to provide salaried, Quinnesec hourly, and certain Bucksport hourly employees an opportunity to accumulate personal funds and to provide additional benefits for retirement.

As determined by the provisions of the plan, we contribute annually a percentage of employee earnings.  The percentage is based on age and years of credited service for employees who were hired prior to July 1, 2004 and a fixed percentage of earnings to employees who were hired after June 30, 2004.  Expense under this plan was $4.9 million, $4.8 million, and $5.6 million for the years ended December 31, 2014, 2013, and 2012 respectively.

Other Benefits

We sponsor a 401(k) plan to provide salaried and hourly employees an opportunity to accumulate personal funds and to provide additional benefits for retirement.  Employee contributions may be made on a before-tax or after-tax basis to the plan.  Employer matching contributions under the plan were $6.7 million for each of the years ended December 31, 2014 and 2013, and $7.2 million for the year ended December 31, 2012.

12. EQUITY AWARDS

Verso’s Amended and Restated 2008 Incentive Award Plan, or the “Incentive Plan,” authorizes the issuance of stock awards covering up to 11,000,000 shares of our common stock.  Under the Incentive Plan, stock awards may be granted to employees, consultants, and directors upon approval by the board of directors.

We have issued non-qualified stock options to certain non-employee directors that vest upon grant and expire 10 years from the date of grant.  We also have issued time-based non-qualified stock options to officers and management employees in 2014, 2013, and 2012.  The time-based options vest one to three years from the date of grant and expire seven years from the date of grant.

A summary of stock option plan activity (including the performance-based options) for the years ended December 31, 2014, 2013, and 2012 is provided below:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
December 31, 2011	1,781,499	$3.90	$2.59
Options granted	2,193,701	1.46	1.07
Forfeited	(90,007)	3.48	2.52
December 31, 2012	3,885,193	2.53	1.73
Options granted	564,442	1.29	0.93
Forfeited	(15,929)	1.53	1.09
December 31, 2013	4,433,706	2.38	1.63
Options granted	2,072,108	2.98	2.34
Exercised	(41,828)	2.51	1.73
December 31, 2014	6,463,986	$2.57	$1.86	4.6
Options exercisable on December 31, 2014	3,297,814	$2.70		3.3	$3,571
Options expected to vest as of December 31, 2014	3,166,172	2.43			3,158
On December 31, 2014, options outstanding had exercise prices ranging from $0.71 to $5.93 and options exercisable had exercise prices ranging from $0.71 to $5.93.

We used the Black-Scholes option pricing model to estimate the fair value of stock options granted in 2014, 2013, and 2012, with the following assumptions:

	2014	2013	2012
Expected weighted-average life of options granted	4.5 years	4.5 years	3.0 - 5.0 years
Range of volatility rates based on historical industry volatility	115.45% - 116.47%	100.52%	94.39% - 102.22%
Range of risk-free interest rates	1.66% - 1.74%	0.81%	.57% - .83%
Expected dividend yield	—	—	—

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

On December 31, 2014, there was $5.0 million of unrecognized compensation cost related to stock options which is expected to be recognized over a weighted-average period of approximately 2.1 years.  For the years presented, the total intrinsic value of options exercised, cash received and tax benefits realized from options exercised were immaterial to Verso’s consolidated financial statements.

In 2014, Verso issued 146,155 restricted stock awards to its executives, directors, and certain senior managers with a weighted-average grant date fair value of $3.07 per share, based on the closing market price of our common stock on the date of grant.  Verso also issued 295,336 and 320,414 restricted stock awards to its executives and senior management in 2013 and 2012, respectively.  The 2013 and 2012, restricted stock awards had weighted average grant date fair values of $1.29 and $1.20, respectively, which was equal to the closing market price of our common stock on the date of grant. The restrictions lapse in equal annual installments on each of the first three anniversaries of the date of grant.  As of December 31, 2014, there was $0.5 million of unrecognized compensation cost related to restricted stock awards which is expected to be recognized over a weighted-average period of approximately 1.3 years.  The restrictions on these shares automatically lapse in the event of a change of control as defined in the Incentive Plan.

We recognized equity award expense of $1.8 million for each of the years ended December 31, 2014, and 2013 and $2.7 million for the year ended December 31, 2012.

13. BUCKSPORT ENERGY ASSET INVESTMENT

On February 28, 2014, Verso Bucksport Power LLC, an indirect, wholly owned subsidiary of Verso, purchased from Bucksport Energy LLC, for nominal consideration, its 72% undivided interest in the cogeneration power plant located at our Bucksport mill.  Following the transaction, Verso owned, through two of our subsidiaries, the entire ownership interest in the cogeneration power plant. The acquisition was recorded as a step acquisition at the preliminary fair value of the cogeneration power plant in accordance with ASC 805, Business Combinations. The assets of Verso Bucksport Power LLC, are included in Assets held for sale in the accompanying consolidated balance sheet as of December 31, 2014 (see Note 4). On January 29, 2015, Verso closed the sale of substantially all of the assets at our Bucksport mill including the assets of Verso Bucksport Power LLC (see Note 24).

Prior to February 28, 2014, we had a joint ownership interest with Bucksport Energy LLC in the cogeneration power plant producing steam and electricity.  Each co-owner owned an undivided proportional share of the plant’s assets, and we accounted for this investment under the proportional consolidation method.  We owned 28% of the steam and electricity produced by the plant and had the ability to purchase our remaining electrical needs from the plant at market rates.  We were obligated to purchase the remaining 72% of the steam output from the plant at fuel cost plus a contractually fixed fee per unit of steam.  Power generation and operating expenses were divided on the same basis as ownership, and were reflected in Cost of products sold in our accompanying consolidated statements of operations.

Balances included in the balance sheet related to our proportional interest in this investment at December 31, 2013, were as follows:

(Dollars in thousands)
Other receivables	$281
Other assets(1)	214
Property, plant, and equipment	$10,692
Accumulated depreciation	(4,668)
Net property, plant, and equipment	$6,024
Current liabilities	$(83)
(1) Represents primarily restricted cash which may be used only to fund the ongoing energy operations of this investment.

In addition to the ownership interest, we were required to maintain an account for our portion of expected major maintenance activities of the plant. As of December 31, 2013, there was $2.3 million of restricted cash included in Intangibles and other assets in the accompanying consolidated balance sheets related to the maintenance account.

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

The following table presents information about the volume and fair value amounts of our derivative instruments:

	December 31, 2014		December 31, 2013
(Dollars in thousands)	MMBTUs	Fair Value Assets/(Liabilities)	MMBTUs	Fair Value Assets/(Liabilities)
Derivative contracts not currently designated as hedging instruments
Fixed price energy swaps:
Notional amount	1,876,475		6,652,070
Prepaid expenses and other assets		$—		$15,505
Accrued liabilities		(6,268)		(4,959)

The following tables present information about the effect of our derivative instruments on Accumulated other comprehensive income and the consolidated statements of operations:

	Loss Recognized in Accumulated OCI			Loss Reclassified from Accumulated OCI
	Year Ended December 31,
(Dollars in thousands)	2014	2013	2012	2014	2013	2012
Derivative contracts designated as hedging instruments
Fixed price energy swaps	$—	$—	$(1,365)	$—	$—	$(283)
Derivative contracts not currently designated as hedging instruments:
Fixed price energy swaps				$—	$(335)	$(5,573)
Loss reclassified from Accumulated OCI to earnings is included in Cost of products sold.

	Gain (Loss) Recognized on Derivatives
	Year Ended December 31,
(Dollars in thousands)	2014	2013	2012
Derivative contracts designated as hedging instruments
Fixed price energy swaps	$—	$—	$(50)
Derivative contracts not currently designated as hedging instruments:
Fixed price energy swaps	$4,290	$16,117	$(2,973)
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

▪	Level 3: Unobservable inputs reflecting management’s own assumption about the inputs used in pricing the asset or liability at the measurement date.

The following table summarizes the balances of assets and liabilities measured at fair value on a recurring basis:

(Dollars in thousands)	Total	Level 1	Level 2	Level 3
December 31, 2014
Assets:
Investments related to deferred compensation plans	$3,670	$3,670	$—	$—
Liabilities:
Commodity swaps	$6,268	$—	$6,268	$—
December 31, 2013
Assets:
Commodity swaps	$15,505	$—	$15,505	$—
Investments related to deferred compensation plans	3,495	3,495	—	—
Liabilities:
Commodity swaps	$4,959	$—	$4,959	$—
Fair values are based on observable market data.

16. RELATED PARTY TRANSACTIONS

Management Agreement — In connection with the acquisition of our business from International Paper Company on August 1, 2006, we entered into a management agreement with certain affiliates of Apollo Global Management, LLC, or “Apollo,” our majority owner, relating to the provision of certain financial and strategic advisory services and consulting services, which will expire on August 1, 2018.  Under the management agreement, at any time prior to the expiration of the agreement, Apollo has the right to act, in return for additional fees to be mutually agreed by the parties to the management agreement, as our financial advisor or investment banker for any merger, acquisition, disposition, financing or the like if we decide to engage someone to fill such role.  In the event that we are not able to come to an agreement with Apollo in connection with such role, at the closing of any merger, acquisition, disposition or financing or any similar transaction, we have agreed to pay Apollo a fee equal to 1% of the aggregate enterprise value (including the aggregate value of equity securities, warrants, rights and options acquired or retained; indebtedness acquired, assumed or refinanced; and any other consideration or compensation paid in connection with such transaction).  We agreed to indemnify Apollo and its affiliates and their directors, officers and representatives for losses relating to the services contemplated by the management agreement and the engagement of affiliates of Apollo pursuant to, and the performance by them of the services contemplated by, the management agreement. We made no payments to Apollo related to the management agreement in 2014, 2013, or 2012.

Distributions to Verso Finance — In 2013, Verso Holdings exchanged $85.8 million of the outstanding principal and accrued interest on the Senior Unsecured Term Loans for $72.9 million of 11.75% Senior Secured Notes due 2019. The principal and interest of the Senior Unsecured Term Loans remaining after the exchange was funded through cash payments by Verso Holdings. These transactions are reflected as a $94.9 million Return of capital in Verso Holdings’ statement of member’s equity.

Verso Quinnesec Renewable Energy Project — In 2010, Verso Quinnesec REP LLC, an indirect, wholly owned subsidiary of Verso Holdings, entered into a financing transaction with Chase NMTC Verso Investment Fund, LLC, or the “Investment Fund,” a consolidated variable interest entity (see Note 20 – New Market Tax Credit Entities).  Under this arrangement, Verso Holdings loaned $23.3 million to Verso Finance at an interest rate of 6.5% per year and with a maturity of December 29, 2040, and Verso Finance, in turn, loaned the funds on similar terms to the Investment Fund. The Investment Fund then contributed the loan proceeds to certain community development entities, which, in turn, loaned the funds on similar terms to Verso Quinnesec REP LLC as partial financing for the renewable energy project at our mill in Quinnesec, Michigan.  As of both December 31, 2014, and 2013, Verso Holdings had a $23.3 million long-term receivable due from Verso Finance, representing these funds and accrued interest receivable of $0.1 million, while the Investment Fund had an outstanding loan of $23.3 million due to Verso Finance and accrued interest payable of $0.1 million.  In addition, for each of the years ended December 31, 2014, 2013, and 2012, Verso Holdings recognized interest income from Verso Finance of $1.5 million and the Investment Fund recognized interest expense to Verso Finance of $1.5 million.

Verso — Verso Holdings has made distributions to pay expenses on behalf of Verso.  Distributions were negligible for 2014 and 2012 and $0.1 million for 2013. In 2014, Verso contributed $0.7 million to Verso Holdings and in 2012, Verso forgave $0.8 million of advances made during prior years to Verso Holdings which was treated as a capital contribution from a parent.

17. RESTRUCTURING CHARGES
On October 1, 2014, Verso announced plans to close our paper mill in Bucksport, Maine, and we ceased paper manufacturing operations in December 2014. The mill closure reduced Verso’s coated groundwood paper production capacity by approximately 350,000 tons and its specialty paper production capacity by approximately 55,000 tons.
The following table details the charges incurred related primarily to the Bucksport mill closure in 2014 as included in Restructuring charges on our accompanying consolidated statements of operations:

(Dollars in thousands)	Year Ended December 31, 2014	Cumulative Incurred
Property and equipment	$88,728	$88,728
Severance and benefit costs	26,812	26,812
Write-off of spare parts, inventory and other assets	13,876	13,876
Write-off of purchase obligations and commitments	1,531	1,531
Other miscellaneous costs	3,539	3,539
Total restructuring charges	$134,486	$134,486
The mill closure is expected to result in total pre-tax cash severance and other shutdown charges of approximately $40-45 million to be recorded in 2014 and 2015, and the amounts incurred in 2014 are reflected in restructuring charges as of December 31, 2014. The estimated cash charges consist of approximately $30 million in severance costs and personnel costs and approximately $10-15 million in other shutdown costs.
Costs associated with shutdown activities are based on currently available information and reflect management’s best estimates; accordingly, actual cash costs and non-cash charges and their timing may differ from the estimates stated above.
During 2012, we experienced a fire and explosion at our paper mill in Sartell, Minnesota. We completed a comprehensive assessment of the damage resulting from the fire and explosion and announced the decision to permanently close the mill in the 3rd quarter of 2012.

The following table details the charges incurred related primarily to the mill closure in 2012 as included in Restructuring charges in our accompanying consolidated statements of operations:

	Year Ended December 31,
(Dollars in thousands)	2013	2012	Cumulative Incurred
Property and equipment	$—	$66,521	$66,521
Severance and benefit costs	688	19,373	20,061
Write-off of spare parts and inventory	—	6,934	6,934
Trademark impairment	—	3,693	3,693
Purchase obligations and commitments	(594)	2,420	1,826
Other miscellaneous costs	1,284	3,463	4,747
Total restructuring charges	$1,378	$102,404	$103,782

The following details the changes in our associated restructuring reserve liabilities during the years ended December 31, 2014 and 2013, which are included in Accrued liabilities on our consolidated balance sheets:

	Year Ended December 31,
(Dollars in thousands)	2014	2013
Beginning balance of reserve	$—	$5,098
Severance and benefit costs	25,768	196
Severance and benefit payments	(3,118)	(3,678)
Purchase obligations	1,531	—
Payments on purchase obligations	—	(561)
Severance and benefit reserve adjustments	—	(461)
Purchase obligation reserve adjustments	—	(594)
Ending balance of reserve	$24,181	$—

Severance and benefit costs incurred in excess of severance and benefits costs accrued in 2014 consist primarily of $1.0 million of pension expenses. In 2013, severance and benefit costs incurred in excess of severance and benefits costs accrued were primarily the result of $0.5 million of salaries and benefit costs for employees continuing to provide services.

18. INCOME TAXES

The following is a summary of the components of the (benefit) provision for income taxes for Verso:

	Year Ended December 31,
(Dollars in thousands)	2014	2013	2012
Current tax provision (benefit):
U.S. federal	$—	$—	$—
U.S. state and local	(594)	38	(96)
Total current tax provision (benefit)	(594)	38	(96)
Deferred tax (benefit) provision:
U.S. federal	(111,899)	(120,029)	(58,563)
U.S. state and local	(14,371)	(12,621)	(6,486)
Total deferred tax (benefit) provision	(126,270)	(132,650)	(65,049)
Less: valuation allowance	123,875	132,050	63,721
Total income tax (benefit) provision	$(2,989)	$(562)	$(1,424)

A reconciliation of income tax expense using the statutory federal income tax rate compared with actual income tax expense follows:

	Year Ended December 31,
(Dollars in thousands)	2014	2013	2012
Tax at Statutory U.S. Rate of 34%	$(121,019)	$(38,001)	$(59,586)
Increase resulting from:
Nondeductible transaction costs	9,274	1,756	—
Meals and entertainment	173	173	197
Nondeductible lobbying expenses	162	80	46
Disallowed compensation	—	—	680
Other disallowed expenses	3	4	36
Net permanent differences	9,612	2,013	959
Valuation allowance	123,875	132,050	63,721
Benefit from change in prior tax position	—	(93,039)	—
State income taxes (benefit)	(14,763)	(3,740)	(6,550)
Other	(694)	155	32
Total income tax (benefit) provision	$(2,989)	$(562)	$(1,424)

The following is a summary of the significant components of our deferred tax position:

	Year Ended December 31,
(Dollars in thousands)	2014	2013
Deferred tax assets:
Net operating loss and credit carryforwards	$479,569	$417,536
Pension	14,547	9,606
Payment-in-kind interest	10,142	10,211
Compensation reserves	10,025	8,348
Inventory reserves	9,875	7,546
Inventory capitalization	3,343	2,885
Capitalized expenses	5,143	—
Bad debt reserves	761	841
Other	2,230	2,046
Gross deferred tax assets	535,635	459,019
Less: valuation allowance	(453,729)	(323,335)
Deferred tax assets, net of allowance	$81,906	$135,684
Deferred tax liabilities:
Property, plant, and equipment	$(52,183)	$(100,507)
Cancellation of debt income deferral	(17,335)	(21,878)
Deferred repair charges	(7,631)	(6,188)
Intangible assets	(5,578)	(8,241)
Unrealized hedge income	(345)	(4,046)
Prepaid expenses	(2,613)	(998)
Total deferred tax liabilities	(85,685)	(141,858)
Net deferred tax liabilities	$(3,779)	$(6,174)

The valuation allowance for deferred tax assets as of December 31, 2014, 2013, and 2012 was $453.7 million, $323.3 million, and $195.7 million, respectively.  The increase in the valuation allowance in 2014 of $130.4 million is primarily attributable to additional federal and state losses incurred during 2014. The increase in the valuation allowance in 2013 of $127.6 million was primarily attributable to additional federal and state net operating loss carryforwards for alternative fuel credits taken as taxable income in 2009 and 2010 that have since been deemed nontaxable. It is less than more likely than not Verso will realize these carryforward benefits in the future.

Income tax benefits related to the pension prior service liability have been credited to other comprehensive income. The benefits have been reduced by a valuation allowance of $6.5 million.

Verso’s policy is to record interest paid with respect to income taxes as interest expense or interest income, respectively, in the consolidated statements of operations.

The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Based on our lack of historical earnings, management believes it is more likely than not that Verso will not realize the benefits of those deductible differences.

Verso has federal net operating loss carryforwards totaling approximately $1,271.7 million on December 31, 2014, which begin to expire for the tax year 2025.

Verso has state net operating loss carryforwards totaling approximately $846.8 million on December 31, 2014, which begin to expire for the tax year 2015.

Verso is subject to various federal, state, and local income tax audits for the tax years ended December 31, 2011 through 2014.  As of the current date, there are no ongoing federal or state income tax audits.

19. COMMITMENTS AND CONTINGENCIES

Operating Leases — We have entered into operating lease agreements, which expire at various dates through 2021, primarily related to certain machinery and equipment used in our manufacturing process.  Rental expense under operating leases amounted to $7.0 million, $9.8 million, and $9.2 million for the years ended December 31, 2014, 2013, and 2012, respectively.

The following table, as of December 31, 2014, represents the future minimum rental payments due under non-cancelable operating leases that have initial or remaining lease terms in excess of one year:

(Dollars in thousands)
2015	$2,776
2016	1,166
2017	649
2018	360
2019	217
Thereafter	33
Total	$5,201

Purchase obligations — We have entered into unconditional purchase obligations in the ordinary course of business for the purchase of certain raw materials, energy, and services.  The following table, as of December 31, 2014, summarizes our unconditional purchase obligations.

(Dollars in thousands)
2015	$55,828
2016	28,520
2017	26,973
2018	26,163
2019	26,163
Thereafter	95,258
Total	$258,905

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

Acquisition Related Contingent Fees — In connection with the NewPage acquisition, we agreed to pay certain service providers contingent success fees of approximately $5.2 million. These fees were paid upon consummation of the NewPage acquisition.

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

In connection with the financing, Verso Holdings loaned $23.3 million to Verso Finance at an interest rate of 6.5% per year and with a maturity of December 29, 2040, and Verso Finance, in turn, loaned the funds on similar terms to the Investment Fund.  The Investment Fund then contributed the loan proceeds to certain CDEs, which, in turn, loaned the funds on similar terms to Verso Quinnesec REP LLC, our indirect, wholly owned subsidiary.  The proceeds of the loans from the CDEs (including loans representing the capital contribution made by Chase, net of syndication fees) were used to partially fund the renewable energy project.

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

The following table summarizes the impact of the VIE consolidated by Verso Holdings as of December 31, 2014 and 2013:

	VERSO		VERSO HOLDINGS
	December 31,		December 31,
(Dollars in thousands)	2014	2013	2014	2013
Current assets	$14	$15	$14	$15
Non-current assets	85	85	23,390	23,390
Total assets	$99	$100	$23,404	$23,405
Current liabilities	15	15	141	141
Long-term debt	—	—	23,305	23,305
Other non-current liabilities	7,923	7,923	7,923	7,923
Total liabilities	$7,938	$7,938	$31,369	$31,369
Amounts presented in the consolidated balance sheets and the table above are adjusted for intercompany eliminations.
The asset held by Verso Holdings represents its investment in the loan to Verso Finance, which is eliminated in consolidation in the accompanying consolidated balance sheet of Verso.  The liability of Verso Holdings represents the loan issued by the

Investment Fund to Verso Finance, which is also eliminated in consolidation in the accompanying consolidated balance sheet of Verso.

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

The following table summarizes the industry segments for the years ended December 31, 2014, 2013, and 2012:

	VERSO			VERSO HOLDINGS
	Year Ended December 31,			Year Ended December 31,
(Dollars in thousands)	2014	2013	2012	2014	2013	2012
Net Sales:
Coated papers	$939,105	$1,062,555	$1,177,050	$939,105	$1,062,555	$1,177,050
Hardwood market pulp	160,651	156,099	140,816	160,651	156,099	140,816
Other	196,857	170,245	156,746	196,857	170,245	156,746
Total	$1,296,613	$1,388,899	$1,474,612	$1,296,613	$1,388,899	$1,474,612
Operating (Loss) Income:
Coated papers (1)	$(165,124)	$14,546	$(26,166)	$(165,124)	$14,546	$(26,115)
Hardwood market pulp	18,950	21,540	9,215	18,950	21,540	9,215
Other(1)	(28,543)	(2,186)	(15,470)	(28,543)	(2,186)	(15,470)
Total	$(174,717)	$33,900	$(32,421)	$(174,717)	$33,900	$(32,370)
Depreciation, Amortization, and Depletion:
Coated papers	$65,930	$77,976	$90,740	$65,930	$77,976	$90,740
Hardwood market pulp	15,325	18,125	18,000	15,325	18,125	18,000
Other	9,642	8,629	9,438	9,642	8,629	9,438
Total	$90,897	$104,730	$118,178	$90,897	$104,730	$118,178
Capital Spending:
Coated papers	$31,657	$33,595	$57,807	$31,657	$33,595	$57,807
Hardwood market pulp (2)	9,625	5,752	(325)	9,625	5,752	(325)
Other	681	1,313	2,427	681	1,313	2,427
Total	$41,963	$40,660	$59,909	$41,963	$40,660	$59,909

(1)
Operating loss of the coated papers and other segment includes $134.5 million in Restructuring charges recognized in 2014. Operating loss of $102.4 million in Restructuring charges, offset by $60.6 million in Other operating income, was recognized in 2012 and attributed to the coated papers segment.

(2)
Capital spending of the pulp segment includes the impact of a $14.7 million cash inflow received in 2012 from governmental grants associated with a renewable energy project at our mill in Quinnesec, Michigan, due to spending in 2011.

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

Verso Paper Holdings LLC
Condensed Consolidating Balance Sheet
December 31, 2014
(Dollars in thousands)	Parent Issuer	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Non- Guarantor Affiliate	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$—	$—	$5,526	$5	$10	$—	$5,541
Accounts receivable, net	—	—	87,866	—	—	—	87,866
Inventories	—	—	110,724	—	—	—	110,724
Assets held for sale	—	—	60,014	950	—	—	60,964
Prepaid expenses and other assets	—	—	9,308	1,500	4	—	10,812
Current assets	—	—	273,438	2,455	14	—	275,907
Property, plant, and equipment, net	—	—	507,619	23,206	—	(288)	530,537
Intercompany/affiliate receivable	1,396,872	—	2,335	26,417	31,153	(1,456,777)	—
Intangibles and other assets, net(1)	—	—	93,311	1,101	85	—	94,497
Total assets	$1,396,872	$—	$876,703	$53,179	$31,252	$(1,457,065)	$900,941
LIABILITIES AND MEMBER’S EQUITY
Accounts payable	$—	$—	$62,799	$—	$15	$—	$62,814
Accrued liabilities	77,581	—	127,432	374	126	—	205,513
Current maturities of long-term debt	—	—	—	30,000	—	—	30,000
Liabilities related to assets held for sale	—	—	2,198	—	—	—	2,198
Current liabilities	77,581	—	192,429	30,374	141	—	300,525
Intercompany/affiliate payable	—	—	1,423,289	33,488	—	(1,456,777)	—
Investment in subsidiaries	802,702	—	13,341	—	—	(816,043)	—
Long-term debt(2)	1,296,906	—	—	—	23,305	—	1,320,211
Other liabilities	—	—	52,599	—	8,142	(219)	60,522
Member's (deficit) equity	(780,317)	—	(804,955)	(10,683)	(336)	815,974	(780,317)
Total liabilities and equity	$1,396,872	$—	$876,703	$53,179	$31,252	$(1,457,065)	$900,941
(1) Intangibles and other assets, net of Guarantor Subsidiaries includes $23.3 million of a long-term note receivable from Verso Finance.
(2) Long-term debt of Non-Guarantor Affiliate is payable to Verso Finance.

Verso Paper Holdings LLC
Condensed Consolidating Balance Sheet
December 31, 2013
(Dollars in thousands)	Parent Issuer	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Non- Guarantor Affiliate	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$—	$—	$11,230	$—	$10	$—	$11,240
Accounts receivable, net	—	—	104,624	—	—	—	104,624
Inventories	—	—	137,687	—	—	—	137,687
Assets held for sale	—	—	50	—	—	—	50
Prepaid expenses and other assets	—	—	20,616	—	5	—	20,621
Current assets	—	—	274,207	—	15	—	274,222
Property, plant, and equipment, net	—	—	724,063	19,171	—	(288)	742,946
Intercompany/affiliate receivable	1,335,323	—	1,393	—	31,153	(1,367,869)	—
Intangibles and other assets, net(1)	—	—	103,424	1,251	85	—	104,760
Total assets	$1,335,323	$—	$1,103,087	$20,422	$31,253	$(1,368,157)	$1,121,928
LIABILITIES AND MEMBER’S EQUITY
Accounts payable	$—	$—	$88,397	$—	$15	$—	$88,412
Accrued liabilities	58,847	—	63,462	—	126	—	122,435
Current maturities of long-term debt	13,310	—	—	—	—	—	13,310
Current liabilities	72,157	—	151,859	—	141	—	224,157
Intercompany/affiliate payable	—	—	1,335,323	32,546	—	(1,367,869)	—
Investment in subsidiaries (3)	439,125	—	12,124	—	—	(451,249)	—
Long-term debt(2)	1,235,167	—	—	—	23,305	—	1,258,472
Other liabilities	—	—	42,502	—	8,087	(164)	50,425
Member's (deficit) equity	(411,126)	—	(438,721)	(12,124)	(280)	451,125	(411,126)
Total liabilities and equity	$1,335,323	$—	$1,103,087	$20,422	$31,253	$(1,368,157)	$1,121,928
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

Verso Paper Holdings LLC
Condensed Consolidating Statements of Operations and Comprehensive Income
Year Ended December 31, 2014
(Dollars in thousands)	Parent Issuer	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Non- Guarantor Affiliate	Eliminations	Consolidated
Net sales	$—	$—	$1,296,613	$3,098	$—	$(3,098)	$1,296,613
Cost of products sold (exclusive of depreciation, amortization, and depletion)	—	—	1,177,981	1,119	—	(3,098)	1,176,002
Depreciation, amortization, and depletion	—	—	89,509	1,388	55	(55)	90,897
Selling, general, and administrative expenses	—	—	71,336	(1,422)	31	—	69,945
Restructuring charges	—	—	134,486	—	—	—	134,486
Interest income	(141,246)	—	(1,517)	—	(1,546)	142,792	(1,517)
Interest expense	141,246	—	139,385	4,492	1,515	(142,792)	143,846
Other loss, net	—	—	38,898	—	—	—	38,898
Equity in net loss of subsidiaries	(355,944)	—	—	—	—	355,944	—
Net loss	$(355,944)	$—	$(353,465)	$(2,479)	$(55)	$355,999	$(355,944)
Other comprehensive loss	(15,682)	—	(15,682)	—	—	15,682	(15,682)
Comprehensive loss	$(371,626)	$—	$(369,147)	$(2,479)	$(55)	$371,681	$(371,626)

Verso Paper Holdings LLC
Condensed Consolidating Statements of Operations and Comprehensive Income
Year Ended December 31, 2013
(Dollars in thousands)	Parent Issuer	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Non- Guarantor Affiliate	Eliminations	Consolidated
Net sales	$—	$—	$1,388,899	$—	$—	$—	$1,388,899
Cost of products sold (exclusive of depreciation, amortization, and depletion)	—	—	1,179,085	—	—	—	1,179,085
Depreciation, amortization, and depletion	—	—	103,655	1,075	55	(55)	104,730
Selling, general, and administrative expenses	—	—	75,452	(1,707)	32	—	73,777
Restructuring charges	—	—	1,378	—	—	—	1,378
Other operating income	—	—	(3,971)	—	—	—	(3,971)
Interest income	(138,298)	—	(1,539)	—	(1,546)	139,844	(1,539)
Interest expense	138,298	—	137,083	1,574	1,515	(139,844)	138,626
Other loss, net	2,800	—	5,165	—	—	—	7,965
Equity in net loss of subsidiaries	(108,352)	—	—	—	—	108,352	—
Net loss	$(111,152)	$—	$(107,409)	$(942)	$(56)	$108,407	$(111,152)
Other comprehensive income	13,838	—	13,838	—	—	(13,838)	13,838
Comprehensive loss	$(97,314)	$—	$(93,571)	$(942)	$(56)	$94,569	$(97,314)

Verso Paper Holdings LLC
Condensed Consolidating Statements of Operations and Comprehensive Income
Year Ended December 31, 2012
(Dollars in thousands)	Parent Issuer	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Non- Guarantor Affiliate	Eliminations	Consolidated
Net sales	$—	$—	$1,474,612	$—	$—	$—	$1,474,612
Cost of products sold (exclusive of depreciation, amortization, and depletion)	—	—	1,272,630	—	—	—	1,272,630
Depreciation, amortization, and depletion	—	—	117,014	1,164	55	(55)	118,178
Selling, general, and administrative expenses	—	—	76,039	(1,707)	32	—	74,364
Restructuring charges	—	—	102,404	—	—	—	102,404
Other operating income	—	—	(60,594)	—	—	—	(60,594)
Interest income	(129,801)	—	(1,523)	—	(1,546)	131,347	(1,523)
Interest expense	129,801	—	126,399	1,575	1,515	(131,347)	127,943
Other loss, net	8,244	—	(864)	—	—	—	7,380
Equity in net loss of subsidiaries	$(157,926)	$—	$—	$—	$—	$157,926	$—
Net loss	(166,170)	—	(156,893)	(1,032)	(56)	157,981	(166,170)
Other comprehensive income	3,385	$—	3,385	$—	$—	(3,385)	3,385
Comprehensive loss	$(162,785)	$—	$(153,508)	$(1,032)	$(56)	$154,596	$(162,785)

Verso Paper Holdings LLC
Condensed Consolidating Statements of Cash Flows
Year Ended December 31, 2014
(Dollars in thousands)	Parent Issuer	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Non- Guarantor Affiliate	Eliminations	Consolidated
Net cash used in operating activities	$—	$—	$(60,051)	$1,708	$—	$—	$(58,343)
Cash flows from investing activities:
Proceeds from sale of assets	—	—	766	43	—	—	809
Transfers (to) from restricted cash	—	—	2,222	(1,378)	—	—	844
Capital expenditures	—	—	(41,743)	(220)	—	—	(41,963)
Other investing activities	—	—	15,020	—	—	—	15,020
Advances to subsidiaries	(326,680)	—	—	—	—	326,680	—
Payments from subsidiaries	276,311	—	—	—	—	(276,311)	—
Net cash used in investing activities	(50,369)	—	(23,735)	(1,555)	—	50,369	(25,290)
Cash flows from financing activities:
Borrowings on revolving credit facilities	298,250	—	—	135,199	—	—	433,449
Payments on revolving credit facilities	(235,250)	—	—	(105,199)	—	—	(340,449)
Repayments of long-term debt	(13,310)	—	—	—	—	—	(13,310)
Contribution from Verso	717	—	—	—	—	—	717
Cash distributions	(38)	—	—	—	—	—	(38)
Return of capital to parent				(1,296)		1,296	—
Debt issuance costs	—	—	—	(2,435)	—	—	(2,435)
Advances from parent	—	—	326,680	—	—	(326,680)	—
Payments to parent			(248,598)	(26,417)		275,015	—
Net cash provided by (used in) financing activities	50,369	—	78,082	(148)	—	(50,369)	77,934
Change in cash and cash equivalents	—	—	(5,704)	5	—	—	(5,699)
Cash and cash equivalents at beginning of period	—	—	11,230	—	10	—	11,240
Cash and cash equivalents at end of period	$—	$—	$5,526	$5	$10	$—	$5,541

Verso Paper Holdings LLC
Condensed Consolidating Statements of Cash Flows
Year Ended December 31, 2013
(Dollars in thousands)	Parent Issuer	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Non- Guarantor Affiliate	Eliminations	Consolidated
Net cash used in operating activities	$—	$—	$(27,609)	$154	$(7)	$—	$(27,462)
Cash flows from investing activities:
Proceeds from sale of assets	—	—	28,397	—	—	—	28,397
Transfers to restricted cash	—	—	(1,338)	(154)	—	—	(1,492)
Capital expenditures	—	—	(40,660)	—	—	—	(40,660)
Return of capital to Parent Issuer	8,653	—	—	—	—	(8,653)	—
Advances to subsidiaries	(145,000)	—	—	—	—	145,000	—
Payments from subsidiaries	145,360	—	—	—	—	(145,360)	—
Net cash provided by (used in) investing activities	9,013	—	(13,601)	(154)	—	(9,013)	(13,755)
Cash flows from financing activities:
Borrowings on revolving credit facilities	145,000	—	—	—	—	—	145,000
Payments on revolving credit facilities	(145,000)	—	—	—	—	—	(145,000)
Debt issuance costs	(220)	—	—	—	—	—	(220)
Return of capital to Verso	(8,653)	—	—	—	—	—	(8,653)
Cash distributions	(140)	—	—	—	—	—	(140)
Return of capital to Parent Issuer	—	—	(8,653)	—	—	8,653	—
Advances from parent	—	—	145,000	—	—	(145,000)	—
Payments to parent	—	—	(145,360)	—	—	145,360	—
Net cash used in financing activities	(9,013)	—	(9,013)	—	—	9,013	(9,013)
Change in cash and cash equivalents	—	—	(50,223)	—	(7)	—	(50,230)
Cash and cash equivalents at beginning of period	—	—	61,453	—	17	—	61,470
Cash and cash equivalents at end of period	$—	$—	$11,230	$—	$10	$—	$11,240
 Advances to and payments from subsidiaries amounts have been corrected to be presented in investing activities in conformity with current year presentation.

Verso Paper Holdings LLC
Condensed Consolidating Statements of Cash Flows
Year Ended December 31, 2012
(Dollars in thousands)	Parent Issuer	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Non- Guarantor Affiliate	Eliminations	Consolidated
Net cash provided by operating activities	$—	$—	$9,449	$1,909	$(56)	$—	$11,302
Cash flows from investing activities:
Proceeds from insurance settlement	—	—	51,003	—	—	—	51,003
Proceeds from sale of fixed assets	—	—	1,731	—	—	—	1,731
Transfers (to) from restricted cash	—	—	184	(78)	—	—	106
Capital expenditures	—	—	(68,585)	8,676	—	—	(59,909)
Advances to subsidiaries	(454,467)	—	—	—	—	454,467	—
Payment from subsidiaries	492,025	—	10,507	—	—	(502,532)	—
Net cash provided by (used in) investing activities	37,558	—	(5,160)	8,598	—	(48,065)	(7,069)
Cash flows from financing activities:
Borrowings on revolving credit facilities	112,500	—	—	—	—	—	112,500
Payments on revolving credit facilities	(112,500)	—	—	—	—	—	(112,500)
Proceeds from long-term debt	341,191	—	—	—	—	—	341,191
Repayments of long-term debt	(354,984)	—	—	—	—	—	(354,984)
Debt issuance costs	(24,459)	—			—	—	(24,459)
Contribution from parent	776	—	—	—	—	—	776
Cash distributions	(82)	—	—	(10,507)	—	10,507	(82)
Advances from parent	—	—	454,467	—	—	(454,467)	—
Payments to parent	—	—	(492,025)	—	—	492,025	—
Net cash used in financing activities	(37,558)	—	(37,558)	(10,507)	—	48,065	(37,558)
Change in cash and cash equivalents	—	—	(33,269)	—	(56)	—	(33,325)
Cash and cash equivalents at beginning of period	—	—	94,722	—	73	—	94,795
Cash and cash equivalents at end of period	$—	$—	$61,453	$—	$17	$—	$61,470
Advances to and payments from subsidiaries amounts have been corrected to be presented in investing activities in conformity with current year presentation.

23. QUARTERLY DATA

Verso’s quarterly financial data (unaudited) is as follows:

VERSO CORPORATION
	2014				2013
(Dollars in millions, except per share amounts)	Fourth	Third	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
Summary Statement of Operations Data:
Net sales	$326.4	$350.2	$320.9	$299.1	$350.4	$374.9	$330.4	$333.2
Gross margin(1)	23.2	55.4	45.2	(3.2)	62.8	69.1	36.5	41.4
Cost of products sold	319.9	317.9	301.1	328.0	313.7	332.1	320.2	317.8
Selling, general, and administrative expenses	16.7	17.8	17.8	17.6	17.8	18.0	19.2	18.8
Restructuring charges (2)	134.5	—	—	—	0.1	0.1	0.2	1.0
Other operating income (3)	—	—	—	—	—	—	(0.7)	(3.3)
Interest expense	35.4	36.7	35.7	34.5	34.3	34.4	34.4	34.7
Other loss, net	6.2	14.0	9.1	9.6	5.1	0.1	0.1	2.6
Income tax benefit	(2.3)	(0.6)	—	—	(0.6)	—	—	—
Net loss	(184.0)	(35.6)	(42.8)	(90.6)	(20.0)	(9.8)	(43.0)	(38.4)
Share Data(4):
(Loss) earnings per share:
Basic	$(3.45)	$(0.67)	$(0.80)	$(1.70)	$(0.38)	$(0.18)	$(0.81)	$(0.72)
Diluted	(3.45)	(0.67)	(0.80)	(1.70)	(0.38)	(0.18)	(0.81)	(0.72)
Weighted average shares of common stock outstanding (thousands):
Basic	53,331	53,328	53,323	53,188	53,172	53,172	53,172	52,976
Diluted	53,331	53,328	53,323	53,188	53,172	53,172	53,172	52,976
Closing price per share:
High	$3.43	$3.48	$3.07	$4.38	$0.85	$1.13	$1.29	$1.65
Low	2.34	2.20	1.69	0.65	0.54	0.62	1.03	0.98
Period-end	3.43	3.20	2.10	2.89	0.63	0.76	1.15	1.32
(1) Gross margin represents net sales less cost of products sold, excluding depreciation, amortization, and depletion.
(2) Represents costs primarily associated with the closure of the Bucksport mill in 2014 and the former Sartell mill in 2012.
(3) Represents gains on sale of the former Sartell mill and the assets of Fiber Farm LLC in 2013.
(4) No dividends were declared or paid in any of the periods presented.

24. SUBSEQUENT EVENTS
On January 7, 2015, Verso consummated the previously announced NewPage acquisition pursuant to the Merger Agreement. As a result of the merger, NewPage became a wholly owned subsidiary of Verso Holdings. The NewPage acquisition provides Verso with assets in a complementary geographic area, a broader portfolio of products, and strategic flexibility to reduce operating costs and enhance our financial condition.
As consideration for the NewPage acquisition, Verso issued (a) $650.0 million aggregate principal amount of New First Lien Notes and (b) 13,607,693 shares of Verso common stock in exchange for all the outstanding common stock of NewPage. Also in connection with the NewPage acquisition, we assumed NewPage’s existing $750 million Term Loan Facility and $350 million ABL Facility of which $734 million and $100 million, respectively were outstanding as of the date of acquisition. As of January 7, 2015, the Term Loan Facility principal payments due in 2015 were $3 million. Also, as a condition of allowing the acquisition to proceed, the Antitrust Division of the U.S. Department of Justice entered into a settlement with the Company that required NewPage to divest its paper mills in Biron, Wisconsin, and Rumford, Maine, which occurred prior to the acquisition of NewPage.
Verso will account for the acquisition under ASC 805, “Business Combinations,” as the accounting acquirer. NewPage’s results of operations will be included in Verso’s consolidated financial statements beginning with the date of acquisition. Given the limited time since the date of acquisition, it was not practicable to determine pro forma financial information.

Concurrent with the completion of the acquisition of NewPage, as described in Note 8, the aggregate principal outstanding on the Adjustable Second Lien Notes and the Adjustable Subordinated Notes were adjusted pursuant to the terms of the Exchange Offer.
On January 29, 2015, two Verso subsidiaries consummated the sale of their equity interests in two other Verso subsidiaries that owned the Bucksport mill to AIM Development (USA) LLC, an indirect, wholly owned subsidiary of American Iron & Metal Company Inc., or “AIM.”

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of Verso’s disclosure controls and procedures as of December 31, 2014.  Based upon this evaluation, and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that Verso’s disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2014.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of Verso Holdings’ disclosure controls and procedures as of December 31, 2014.  Based upon this evaluation, and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that Verso Holdings’ disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2014.

Management’s Report on Internal Control Over Financial Reporting

Management’s reports on Verso’s and Verso Holdings’ internal control over financial reporting are included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.  The reports of our independent registered public accounting firm, Deloitte & Touche LLP, with respect to internal control over financial reporting are also presented in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the fiscal quarter ended December 31, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item for Verso is incorporated by reference from the definitive proxy statement to be filed within 120 days after December 31, 2014, pursuant to Regulation 14A under the Exchange Act in connection with our 2015 annual meeting of stockholders.

The information called for by this item for Verso Holdings is omitted under the reduced disclosure format permitted by General Instruction I(2)(c) of Form 10-K.

Item 11. Executive Compensation

The information required by this item for Verso is incorporated by reference from the definitive proxy statement to be filed within 120 days after December 31, 2014, pursuant to Regulation 14A under the Exchange Act in connection with our 2015 annual meeting of stockholders.

The information called for by this item for Verso Holdings is omitted under the reduced disclosure format permitted by General Instruction I(2)(c) of Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item for Verso is incorporated by reference from the definitive proxy statement to be filed within 120 days after December 31, 2014, pursuant to Regulation 14A under the Exchange Act in connection with our 2015 annual meeting of stockholders.

The information called for by this item for Verso Holdings is omitted under the reduced disclosure format permitted by General Instruction I(2)(c) of Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item for Verso is incorporated by reference from the definitive proxy statement to be filed within 120 days after December 31, 2014, pursuant to Regulation 14A under the Exchange Act in connection with our 2015 annual meeting of stockholders.

The information called for by this item for Verso Holdings is omitted under the reduced disclosure format permitted by General Instruction I(2)(c) of Form 10-K.

Item 14. Principal Accountant Fees and Services

The information required by this item for Verso is incorporated by reference from the definitive proxy statement to be filed within 120 days after December 31, 2014, pursuant to Regulation 14A under the Exchange Act in connection with our 2015 annual meeting of stockholders.

The following table represents fees billed to Verso Holdings for professional services rendered by Deloitte & Touche LLP for the years ended December 31, 2014, and 2013:

(Dollars in thousands)	2014	2013
Audit fees	$1,215	$1,215
Audit-related fees	478	186
Total	$1,693	$1,401

Audit fees.  For the years ended December 31, 2014, and 2013, audit fees represent the aggregate fees billed to Verso Holdings by Deloitte & Touche LLP for professional services rendered for the audit of Verso Holdings’ financial statements and review of interim financial statements.

Audit-related fees.  For the years ended December 31, 2014, and 2013, audit-related fees represent the aggregate fees billed to Verso Holdings by Deloitte & Touche LLP for assurance and related services that are reasonably related to the audit or review of Verso Holdings’ financial statements, which in both periods includes fees for compliance attestation and other procedures provided in conjunction with documents prepared for Verso Holdings’ issuance of debt.

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

Exhibits

The following exhibits are included with this report:

Exhibit
Number	Description of Exhibit

2.1	Agreement and Plan of Merger dated as of January 3, 2014, among Verso Paper Corp., Verso Merger Sub Inc., and NewPage Holdings Inc. (23)

2.2	Membership Interest Purchase Agreement dated as of December 5, 2014, among AIM Development (USA) LLC, Verso Paper LLC and Verso Maine Power Holdings LLC.(26)

3.1	Amended and Restated Certificate of Incorporation of Verso Paper Corp.(5)

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Verso Paper Corp., dated as of January 7, 2015.(27)

3.3	Amended and Restated Bylaws of Verso Corporation, dated as of January 7, 2015.(27)

3.4	Certificate of Formation, as amended, of Verso Paper Holdings LLC.(3)

3.5	Amended and Restated Limited Liability Company Agreement of Verso Paper Holdings LLC.(3)

4.1	Specimen common stock certificate of Verso Paper Corp.(4)

4.2
Indenture relating to 11.75% Senior Secured Notes due 2019, dated as of March 21, 2012, among Verso Paper Holdings LLC, Verso Paper Inc., the Guarantors named therein, and Wilmington Trust, National Association, as Trustee,(14) as supplemented by the First Supplemental Indenture dated as of March 29, 2012, among Verso Paper Holdings LLC, Verso Paper Inc., the Guarantors named therein, and Wilmington Trust, National Association, as Trustee,(15) as supplemented by the Second Supplemental Indenture dated as of January 31, 2013, among Verso Paper Holdings LLC, Verso Paper Inc., the Guarantors named therein, and Wilmington Trust, National Association, as Trustee,(22) and as supplemented by the Third Supplemental Indenture dated as of January 7, 2015, among Verso Paper Holdings LLC, Verso Paper Inc., the Guarantors named therein, and Wilmington Trust, National Association, as Trustee.(27)

4.3
Indenture relating to 11.75% Senior Secured Notes due 2019, dated as of January 7, 2015, among Verso Paper Holdings LLC, Verso Paper Inc., the guarantors named therein, and Wilmington Trust, National Association, as trustee, with respect to the 11.75% Senior Secured Notes due 2019.(27)

4.4
Indenture relating to 11.75% Secured Notes due 2019, dated as of May 11, 2012, among Verso Paper Holdings LLC, Verso Paper Inc., the Guarantors named therein, and Wilmington Trust, National Association, as Trustee,(20)
and as supplemented by the First Supplemental Indenture dated as of January 7, 2015, among Verso Paper Holdings LLC, Verso Paper Inc., NewPage Holdings Inc. and Wilmington Trust, National Association, as Trustee.(27)

4.5
Indenture relating to 8.75% Second Priority Senior Secured Notes due 2019, dated as of January 26, 2011, among Verso Paper Holdings LLC, Verso Paper Inc., the Guarantors named therein, and Wilmington Trust Company, as Trustee,(10) as supplemented by the First Supplemental Indenture dated as of February 10, 2011, among Verso Paper Holdings LLC, Verso Paper Inc., the Guarantors named therein, and Wilmington Trust Company, as Trustee,(11) and as supplemented by the Second Supplemental Indenture dated as of August 1, 2014, among Verso Paper Holdings LLC, Verso Paper Inc., the guarantors party thereto, and Wilmington Trust Company, as trustee.(25)

4.6
Indenture relating to Second Priority Adjustable Senior Secured Notes, dated as of August 1, 2014, among Verso Paper Holdings LLC, Verso Paper Inc., the guarantors named therein, and Wilmington Trust, National Association, as trustee,(25) and as supplemented by the First Supplemental Indenture, dated as of January 7, 2015, among Verso Paper Holdings LLC, Verso Paper Inc., NewPage Holdings Inc. and Wilmington Trust, National Association, as trustee.(27)

4.7
Indenture relating to 11⅜% Senior Subordinated Notes due 2016, dated as of August 1, 2006, among Verso Paper Holdings LLC, Verso Paper Inc., the Guarantors named therein, and Wilmington Trust Company, as Trustee,(1) as supplemented by the First Supplemental Indenture dated as of May 30, 2009, among Verso Paper Holdings LLC, Verso Paper Inc., the Guarantors named therein, and Wilmington Trust Company, as Trustee,(21) as supplemented by the Second Supplemental Indenture dated as of January 10, 2011, among Verso Paper Holdings LLC, Verso Paper Inc., the Guarantors named therein, and Wilmington Trust Company, as Trustee,(21)  as supplemented by the Third Supplemental Indenture dated as of May 8, 2012, among Verso Paper Holdings LLC, Verso Paper Inc., the Guarantors named therein, and Wilmington Trust Company, as Trustee,(18) and as supplemented by the Fourth Supplemental Indenture, dated as of August 1, 2014, among Verso Paper Holdings LLC, Verso Paper Inc., the Guarantors named therein, and Wilmington Trust Company, as Trustee.(25)

4.8
Indenture relating to Adjustable Senior Subordinated Notes, dated as of August 1, 2014, among Verso Paper Holdings LLC, Verso Paper Inc., the guarantors named therein and Wilmington Trust, National Association, as trustee,(25) as supplemented by the First Supplemental Indenture, dated as of January 7, 2015, among Verso Paper Holdings LLC, Verso Paper Inc., NewPage Holdings Inc. and Wilmington Trust, National Association, as trustee.(27)

4.9	Warrant Agreement, dated as of August 1, 2014, among Verso Paper Corp. and Registrar & Transfer Co., as warrant agent, with respect to the Warrants for Common Stock.(25)

4.10
Notes Registration Rights Agreement, dated as of August 1, 2014, among Verso Paper Holdings LLC, Verso Paper Inc., the subsidiaries of Verso Paper Holdings LLC named therein and Evercore Group LLC, Credit Suisse Securities (USA) LLC and Barclays Capital Inc., as dealer managers.(25)

4.11
Common Stock Registration Rights Agreement, dated as of August 1, 2014, among Verso Paper Corp. and Evercore Group LLC, Credit Suisse Securities (USA) LLC and Barclays Capital Inc., as dealer managers.(25)

10.1
Credit Agreement dated as of May 4, 2012, among Verso Paper Finance Holdings LLC, Verso Paper Holdings LLC, each of the subsidiaries of the borrower party thereto, the lenders party thereto, Citibank, N.A., as Administrative Agent, and Citigroup Global Markets Inc., Barclays Bank PLC and Credit Suisse Securities (USA) LLC, as Co-Syndication Agents, Joint Bookrunners and Joint Lead Arrangers,(18) as amended by the Consent and First Amendment to Credit Agreement dated as of January 3, 2014, among Verso Paper Finance Holdings LLC, Verso Paper Holdings LLC, and the lenders signatory thereto.(23)

10.2
Credit Agreement dated as of May 4, 2012, among Verso Paper Finance Holdings LLC, Verso Paper Holdings LLC, each of the subsidiaries of the borrower party thereto, the lenders party thereto, Credit Suisse AG, Cayman Islands Branch, as Administrative Agent, and Citigroup Global Markets Inc., Barclays Bank PLC and Credit Suisse Securities (USA) LLC, as Co-Syndication Agents, Joint Bookrunners and Joint Lead Arrangers,(18) as amended by the Consent and First Amendment to Credit Agreement dated as of January 3, 2014, among Verso Paper Finance Holdings LLC, Verso Paper Holdings LLC, and the lenders signatory thereto.(23)

10.3
Credit Agreement dated as of May 5, 2014, among Verso Maine Power Holdings LLC, Verso Androscoggin Power LLC, the lenders party thereto, Barclays Bank PLC, as administrative agent and collateral agent, and Barclays Bank PLC and Credit Suisse Securities (USA) LLC, as joint lead arrangers and joint book runners.(24)

10.4
Guarantee and Collateral Agreement dated as of May 4, 2012, among Verso Paper Finance Holdings LLC, Verso Paper Holdings LLC, each other Pledgor identified therein, and Citibank, N.A., as Administrative Agent,(21)
 as supplemented by Supplement No. 1 to Guarantee and Collateral Agreement dated as of January 7, 2015, between NewPage Holdings Inc. and Citibank, N.A.(27)

10.5
Guarantee and Collateral Agreement dated as of May 4, 2012, among Verso Paper Finance Holdings LLC, Verso Paper Holdings LLC, each other Pledgor identified therein, and Credit Suisse AG, Cayman Islands Branch, as Administrative Agent,(21) as supplemented by Supplement No. 1 to Guarantee and Collateral Agreement dated as of January 7, 2015, between NewPage Holdings Inc. and Credit Suisse AG, Cayman Islands Branch.(27)

10.6
Collateral Agreement dated as of May 4, 2012, relating to the 11.75% Senior Secured Notes due 2019 among Verso Paper Holdings LLC, the Subsidiaries named therein, and Wilmington Trust, National Association, as Collateral Agent,(21) as supplemented by Supplement No. 1 to Guarantee and Collateral Agreement dated as of January 7, 2015, between NewPage Holdings Inc. and Wilmington Trust, National Association.(27)

10.7
Collateral Agreement dated as of January 7, 2015, relating to the 11.75% Senior Secured Notes due 2019 among Verso Paper Holdings LLC, Verso Paper Inc., each subsidiary of Verso Paper Holdings LLC party thereto, and Wilmington Trust, National Association, as collateral agent.(27)

10.8
Amended and Restated Collateral Agreement dated as of August 1, 2014, relating to the 11.75% Secured Notes due 2019 among Verso Paper Holdings LLC, Verso Paper Inc., each subsidiary of Verso Paper Holdings LLC party thereto, and Wilmington Trust, National Association, as collateral agent,(25) as supplemented by Supplement No. 1 to Amended and Restated Collateral Agreement dated as of January 7, 2015, between NewPage Holdings Inc., and Wilmington Trust, National Association.(27)

10.9
Collateral Agreement dated as of August 1, 2014, relating to the Second Priority Adjustable Senior Secured Notes, among Verso Paper Holdings LLC, Verso Paper Inc., each subsidiary of Verso Paper Holdings LLC party thereto, and Wilmington Trust, National Association, as collateral agent,(25) and as supplemented by Supplement No. 1 to Collateral Agreement dated as of January 7, 2015, between NewPage Holdings Inc. and Wilmington Trust, National Association.(27)

10.10
Intercreditor Agreement dated as of August 1, 2006, among Credit Suisse, Cayman Islands Branch, as Intercreditor Agent, Wilmington Trust Company, as Trustee, Verso Paper Finance Holdings LLC, Verso Paper Holdings LLC, and the Subsidiaries party thereto,(1) as supplemented by Supplement No. 1 to Intercreditor Agreement dated as of May 29, 2009, among Verso Paper Five Corp., Verso Fiber Farm LLC, Verso Maine Energy LLC, Credit Suisse, Cayman Islands Branch, as Intercreditor Agent, and Wilmington Trust Company, as Trustee, (12) as supplemented by Supplement No. 2 to Intercreditor Agreement dated as of January 10, 2011, among Verso Quinnesec REP Holding Inc., Credit Suisse, Cayman Islands Branch, as Intercreditor Agent, and Wilmington Trust Company, as Trustee,(12) as supplemented by Joinder and Supplement No. 3 to Intercreditor Agreement dated as of January 26, 2011, among Wilmington Trust Company, as Trustee, Verso Paper Finance Holdings LLC, Verso Paper Holdings LLC, Verso Paper Inc., and the Subsidiaries party thereto,(10) as supplemented by Joinder and Supplement No. 4 to Intercreditor Agreement dated as of May 4, 2012, among Wilmington Trust, National Association, as Trustee, Citibank, N.A., as Intercreditor Agent, Wilmington Trust Company, as Second-Priority Designated Agent, Verso Paper Holdings LLC, Verso Paper Finance Holdings LLC and the subsidiaries of Verso Paper Holdings LLC named therein,(21) as supplemented by Joinder and Supplement No. 5 to Intercreditor Agreement dated as of May 11, 2012, among Wilmington Trust, National Association, as Trustee, Citibank, N.A., as Intercreditor Agent, Wilmington Trust Company, as Second-Priority Designated Agent, Verso Paper Finance Holdings LLC, Verso Paper Holdings LLC and the subsidiaries of Verso Paper Holdings LLC named therein,(20) as supplemented by Joinder and Supplement No. 6 to Intercreditor Agreement dated as of August 1, 2014, among Wilmington Trust, National Association, as Second-Priority Agent and as Second-Priority Designated Agent, Citibank, N.A., as Intercreditor Agent, Wilmington Trust Company, as former Second-Priority Designated Agent, Verso Paper Inc., Verso Paper Finance Holdings LLC, Verso Paper Holdings LLC and the subsidiaries of Verso Paper Holdings LLC named therein,(25) as supplemented by Joinder and Supplement No. 7 to Intercreditor Agreement dated as of January 7, 2015, among Wilmington Trust, National Association, as Second-Priority Designated Agent and as Senior Priority Agent, Citibnk, N.A., as Intercreditor Agent , Verso Paper Inc., Verso Paper Finance Holdings LLC, Verso Paper Holdings LLC, NewPage Holdings Inc., and the other subsidiaries of Verso Paper Holdings LLC named therein .(27)

10.11
Senior Lien Intercreditor Agreement dated as of May 4, 2012, among Verso Paper Holdings LLC, Verso Paper Finance Holdings LLC, the subsidiaries of Verso Paper Holdings LLC name therein, Citibank, N.A., as administrative agent and collateral agent under the credit agreement dated as of May 4, 2012, Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent under the credit agreement dated as of May 4, 2012, and Wilmington Trust, National Association, as the trustee and collateral agent under the indenture dated as of March 21, 2012,(21) as amended by Amendment No. 1 to the Senior Lien Intercreditor Agreement dated as of May 16, 2012, among Verso Paper Holdings LLC, Verso Paper Finance Holdings LLC, the subsidiaries of Verso Paper Holdings LLC name therein, Citibank, N.A., as administrative agent and collateral agent under the credit agreement dated as of May 4, 2012, Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent under the credit agreement dated as of May 4, 2012, and Wilmington Trust, National Association, as the trustee and collateral agent under the indenture dated as of March 21, 2012,(21) and as supplemented by Joinder and Supplement to Intercreditor Agreement dated as of January 7, 2015, among Wilmington Trust, National Association, as an other first priority lien obligations administrative agent and collateral agent, and as trustee and collateral Agent for the First Lien Noteholders, Credit Suisse AG, Cayman Islands Branch as First Lien Revolving Facility administrative agent and collateral agent, Citibank N.A. as the ABL Facility collateral agent and administrative agent, Verso Paper Finance Holdings LLC, Verso Paper Holdings LLC, and NewPage Holdings Inc.(27)

10.12
First-Priority Intercreditor Agreement dated as of May 4, 2012, among Verso Paper Holdings LLC, Verso Paper Finance Holdings LLC, the subsidiaries of Verso Paper Holdings LLC name therein, Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent under the credit agreement dated as of May 4, 2012, and Wilmington Trust, National Association, as the trustee and collateral agent under the indenture dated as of March 21, 2012,(21) and as supplemented by Joinder and Supplement to Intercreditor Agreement dated as of January 7, 2015, among Wilmington Trust, National Association, as an Other First Priority Lien Obligations administrative agent and collateral agent, and as trustee and collateral agent for the First Lien Noteholders, Credit Suisse AG, Cayman Islands Branch as First Lien Revolving Facility administrative agent and collateral agent, Verso Paper Finance Holdings LLC, Verso Paper Holdings LLC and NewPage Holdings Inc.(27)

10.13
Intercreditor Agreement dated as of May 11, 2012, among Verso Paper Holdings LLC, Verso Paper Finance Holdings LLC, the subsidiaries of Verso Paper Holdings LLC name therein, Citibank, N.A., as Intercreditor Agent, Citibank, N.A., as Administrative Agent under the Credit Agreement dated as of May 4, 2012, Credit Suisse AG, Cayman Islands Branch, as Administrative Agent under the Credit Agreement dated as of May 4, 2012, Wilmington Trust, National Association, as Trustee under the Indenture dated as of March 21, 2012 and Wilmington Trust, National Association, as Trustee and Collateral Agent under the Indenture dated as of May 11, 2012,(20) and as supplemented by Joinder and Supplement to Intercreditor Agreement dated as of January 7, 2015, among Wilmington Trust, National Association as second-priority designated agent, new senior-priority agent, and trustee, Citibank N.A. as the intercreditor agent, Verso Paper Finance Holdings LLC, Verso Paper Holdings LLC, NewPage Holdings Inc. and the subsidiaries of Verso Paper Holdings LLC named therein.(27)

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

10.27*	Employment Agreement dated as of April 20, 2012, between David J. Paterson and Verso Paper Corp. (17)

10.28*	Amended and Restated Confidentiality and Non-Competition Agreement between Verso Paper Corp. and each of its executives (form).(19)

10.29*	Indemnification Agreement between Verso Paper Corp. and its directors and executive officers (form).(4)

10.30	Shared Services Agreement, dated as of January 7, 2015, among Verso Corporation, NewPage Holdings Inc. and NewPage Corporation.(27)

12	Computation of Ratio of Earnings to Fixed Charges.

21	Subsidiaries of Verso Corporation.

23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.

23.2	Consent of Resource Information Systems, Inc.(13)

31.1	Certification of Principal Executive Officer of Verso Corporation. pursuant to Rule 13a-14(a) under Securities Exchange Act of 1934.

31.2	Certification of Principal Financial Officer of Verso Corporation pursuant to Rule 13a-14(a) under Securities Exchange Act of 1934.

31.3	Certification of Principal Executive Officer of Verso Paper Holdings LLC pursuant to Rule 13a-14(a) under Securities Exchange Act of 1934.

31.4	Certification of Principal Financial Officer of Verso Paper Holdings LLC pursuant to Rule 13a-14(a) under Securities Exchange Act of 1934.

32.1	Certification of Principal Executive Officer of Verso Corporation pursuant to Rule 13a-14(b) under Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of United States Code.

32.2	Certification of Principal Financial Officer of Verso Corporation pursuant to Rule 13a-14(b) under Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.3	Certification of Principal Executive Officer Verso Paper Holdings LLC pursuant to Rule 13a-14(b) under Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of United States Code.

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

(1)
Incorporated by reference to Amendment No. 1 to Verso Paper Holdings LLC’s Registration Statement on Form S-4 (Registration No. 333-142283), filed with the Securities and Exchange Commission (the “SEC”) on June 29, 2007.

(2)	Incorporated by reference to Amendment No. 1 to Verso Paper Corp.’s Registration Statement on Form S-1 (Registration No. 333-148201), filed with the SEC on February 13, 2008.

(3)	Incorporated by reference to Verso Paper Holdings LLC’s Annual Report on Form 10-K for the year ended December 31, 2007, filed with the SEC on March 12, 2008.

(4)	Incorporated by reference to Amendment No. 3 to Verso Paper Corp.’s Registration Statement on Form S-1 (Registration No. 333-148201), filed with the SEC on April 28, 2008.

(5)	Incorporated by reference to Amendment No. 5 to Verso Paper Corp.’s Registration Statement on Form S-1 (Registration No. 333-148201), filed with the SEC on May 8, 2008.

(6)	Incorporated by reference to Verso Paper Corp.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed with the SEC on March 5, 2009.

(7)	Incorporated by reference to Verso Paper Corp.’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2009, filed with the SEC on August 6, 2009.

(8)	Incorporated by reference to Verso Paper Corp.’s Current Report on Form 8-K, filed with the SEC on September 25, 2009.

(9)	Incorporated by reference to Verso Paper Corp.’s and Verso Paper Holdings LLC’s Current Report on Form 8-K, filed with the SEC on December 30, 2009.

(10)	Incorporated by reference to Verso Paper Corp.’s and Verso Paper Holdings LLC’s Current Report on Form 8-K, filed with the SEC on January 26, 2011.

(11)	Incorporated by reference to Verso Paper Corp.’s and Verso Paper Holdings LLC’s Current Report on Form 8-K, filed with the SEC on February 10, 2011.

(12)	Incorporated by reference to Verso Paper Holdings LLC’s Registration Statement on Form S-4 (Registration No. 333-174841), filed with the SEC on June 10, 2011.

(13)	Incorporated by reference to Verso Paper Corp.’s and Verso Paper Holdings LLC’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed with the SEC on March 6, 2012.

(14)	Incorporated by reference to Verso Paper Corp.’s and Verso Paper Holdings LLC’s Current Report on Form 8-K, filed with the SEC on March 22, 2012.

(15)	Incorporated by reference to Verso Paper Corp.’s and Verso Paper Holdings LLC’s Current Report on Form 8-K, filed with the SEC on March 29, 2012.

(16)	Incorporated by reference to Verso Paper Corp.’s Proxy Statement for the 2012 Annual Meeting of Stockholders, filed with the SEC on April 14, 2012.

(17)	Incorporated by reference to Verso Paper Corp.’s Current Report on Form 8-K, filed with the SEC on April 20, 2012.

(18)	Incorporated by reference to Verso Paper Corp.’s and Verso Paper Holdings LLC’s Current Report on Form 8-K, filed with the SEC on May 9, 2012.

(19)	Incorporated by reference to Verso Paper Corp.’s and Verso Paper Holdings LLC’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2012, filed with the SEC on May 14, 2012.

(20)	Incorporated by reference to Verso Paper Corp.’s and Verso Paper Holdings LLC’s Current Report on Form 8-K, filed with the SEC on May 15, 2012.

(21)	Incorporated by reference to Verso Paper Holdings LLC’s and Verso Paper Inc.’s Registration Statement on Form S-4 (Registration No. 333-184490), filed with the SEC on October 18, 2012.

(22)	Incorporated by reference to Verso Paper Corp.’s and Verso Paper Holdings LLC’s Current Report on Form 8-K, filed with the SEC on February 4, 2013.

(23)	Incorporated by reference to Verso Paper Corp.’s and Verso Paper Holdings LLC’s Current Report on Form 8‑K, filed with the SEC on January 6, 2014.

(24)	Incorporated by reference to Verso Paper Corp.’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 2014, filed with the SEC on May 7, 2014.

(25)	Incorporated by reference to Verso Paper Corp.’s and Verso Paper Holdings LLC’s Current Report on Form 8-K, filed with the SEC on August 7, 2014.

(26)	Incorporated by reference to Verso Paper Corp.’s Current Report on Form 8-K, filed with the SEC on December 8, 2014.

(27)	Incorporated by reference to Verso Corporation’s and Verso Paper Holdings LLC’s Current Report on Form 8-K, filed with the SEC on January 7, 2015.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 9, 2015
VERSO CORPORATION

	By:	/s/ David J. Paterson
David J. Paterson President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Position	Date

/s/ David J. Paterson	President, Chief Executive Officer and Director	March 9, 2015
David J. Paterson	(Principal Executive Officer)

/s/ Robert P. Mundy	Senior Vice President and Chief Financial Officer	March 9, 2015
Robert P. Mundy	(Principal Financial Officer)

/s/ Robert M. Wilhelm	Vice President and Chief Accounting Officer	March 9, 2015
Robert M. Wilhelm	(Principal Accounting Officer)

/s/ Robert M. Amen	Director	March 9, 2015
Robert M. Amen

/s/ Michael E. Ducey	Director	March 9, 2015
Michael E. Ducey

/s/ Thomas Gutierrez	Director	March 9, 2015
Thomas Gutierrez

/s/ Scott M. Kleinman	Director	March 9, 2015
Scott M. Kleinman

/s/ David W. Oskin	Director	March 9, 2015
David W. Oskin

/s/ Eric L. Press	Director	March 9, 2015
Eric L. Press

/s/ L.H. Puckett, Jr.	Director	March 9, 2015
L.H. Puckett, Jr.

/s/ Reed B. Rayman	Director	March 9, 2015
Reed B. Rayman

/s/ David B. Sambur	Director	March 9, 2015
David B. Sambur

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 9, 2015
VERSO PAPER HOLDINGS LLC

	By:	/s/ David J. Paterson
David J. Paterson President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Position	Date

/s/ David J. Paterson	President, Chief Executive Officer and Director	March 9, 2015
David J. Paterson	(Principal Executive Officer)

/s/ Robert P. Mundy	Senior Vice President, Chief Financial Officer and Director	March 9, 2015
Robert P. Mundy	(Principal Financial Officer)

/s/ Robert M. Wilhelm	Vice President and Chief Accounting Officer	March 9, 2015
Robert M. Wilhelm	(Principal Accounting Officer)

REPORT OF DELOITTE & TOUCHE LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM, ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Stockholders of Verso Corporation:

We have audited the consolidated financial statements of Verso Corporation and subsidiaries (the “Company”) as of December 31, 2014 and 2013, and for each of the three years in the period ended December 31, 2014, and the Company’s internal control over financial reporting as of December 31, 2014, and have issued our reports thereon dated March 9, 2015, the report on the consolidated financial statements includes an emphasis of a matter paragraph related to the acquisition of NewPage Holdings, Inc.; such consolidated financial statements and reports are included elsewhere in the Form 10-K.  Our audits also included the consolidated financial statement schedule of the Company listed in Item 15. This consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP

Memphis, Tennessee
March 9, 2015

S-1

REPORT OF DELOITTE & TOUCHE LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM, ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Member of Verso Paper Holdings LLC:

We have audited the consolidated financial statements of Verso Paper Holdings LLC and subsidiaries, (the “Company”), a wholly-owned subsidiary of Verso Paper Finance Holdings LLC, as of December 31, 2014 and 2013, and for each of the three years in the period ended December 31, 2014, and the Company’s internal control over financial reporting as of December 31, 2014, and have issued our reports thereon dated March 9, 2015, the report on the consolidated financial statements includes an emphasis of a matter paragraph related to the acquisition of NewPage Holdings, Inc; such consolidated financial statements and reports are included elsewhere in the Form 10-K.  Our audits also included the consolidated financial statement schedule of the Company listed in Item 15. This consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP

Memphis, Tennessee
March 9, 2015

S-2

Schedule II – Valuation Accounts
Verso Corporation and Verso Paper Holdings LLC
For the Years Ended December 31, 2014, 2013, and 2012

(Dollars in thousands)	Balance at Beginning of Period	Charged to Cost and Expenses	Charge-off Against Allowances	Balance at End of Period
Allowance for uncollectible accounts included in Accounts receivable on the consolidated balance sheets
Year Ended December 31, 2012	$908	$98	$—	$1,006
Year Ended December 31, 2013	$1,006	$263	$(526)	$743
Year Ended December 31, 2014	$743	$(125)	$—	$618

S-3