Form 10-Q
period 2015-03-31
Verso Corp; Verso Paper Holdings LLC
filed 2015-05-15
CIK 1421182, 1395864

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________
FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015

or

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

As of April 30, 2015, Verso Corporation had 81,861,082 outstanding shares of common stock, par value $0.01 per share, and Verso Paper Holdings LLC had one outstanding limited liability company interest.

This Form 10-Q is a combined quarterly report being filed separately by two registrants: Verso Corporation and Verso Paper Holdings LLC.

Entity Names and Organization

Within our organization, Verso Corporation, formerly named Verso Paper Corp., is the ultimate parent entity and the sole member of Verso Paper Finance Holdings One LLC, which is the sole member of Verso Paper Finance Holdings LLC, which is the sole member of Verso Paper Holdings LLC.  As used in this report, the term “Verso” refers to Verso Corporation; the term “Verso Finance” refers to Verso Paper Finance Holdings LLC; the term “Verso Holdings” refers to Verso Paper Holdings LLC; the term “NewPage” refers to NewPage Holdings Inc., a Delaware corporation, which is an indirect, wholly owned subsidiary of Verso pursuant to the Merger Agreement (see below); the term “NewPage Corp” refers to NewPage Corporation, a Delaware corporation, which is an indirect, wholly owned subsidiary of NewPage; and the term for any such entity includes its direct and indirect subsidiaries when referring to the entity’s consolidated financial condition or results.  Unless otherwise noted, references to “we,” “us,” and “our” refer collectively to Verso and Verso Holdings.  Other than Verso’s common stock transactions, Verso Finance’s debt obligation and related financing costs and interest expense, Verso Holdings’ loan to Verso Finance, and the debt obligation of Verso Holdings’ consolidated variable interest entity to Verso Finance, the assets, liabilities, income, expenses and cash flows presented for all periods represent those of Verso Holdings in all material respects.  Unless otherwise noted, the information provided pertains to both Verso and Verso Holdings.

On January 3, 2014, Verso, Verso Merger Sub Inc., a Delaware corporation and an indirect, wholly owned subsidiary of Verso, or “Merger Sub,” and NewPage entered into an Agreement and Plan of Merger, or the “Merger Agreement,” pursuant to which the parties agreed to merge Merger Sub with and into NewPage on the terms and subject to the conditions set forth in the Merger Agreement, with NewPage surviving the merger as an indirect, wholly owned subsidiary of Verso. On January 7, 2015, Verso consummated the acquisition of NewPage through the merger of Merger Sub with and into NewPage, or the “NewPage acquisition,” pursuant to the Merger Agreement. As a result of the merger of Merger Sub with and into NewPage, Merger Sub’s separate corporate existence ceased and NewPage continued as the surviving corporation and an indirect, wholly owned subsidiary of Verso (see Note 4). As the NewPage acquisition was consummated in the current reporting period, the unaudited condensed consolidated financial statements for the quarter ended March 31, 2015, include the impact of NewPage’s operations on our business.

Forward-Looking Statements

In this quarterly report, all statements that are not purely historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Forward-looking statements may be identified by the words “believe,” “expect,” “anticipate,” “project,” “plan,” “estimate,” “intend,” and other similar expressions.  Forward-looking statements are based on currently available business, economic, financial, and other information and reflect management’s current beliefs, expectations, and views with respect to future developments and their potential effects on us.  Actual results could vary materially depending on risks and uncertainties that may affect us and our business.  For a discussion of such risks and uncertainties, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other sections of this quarterly report and to Verso’s and Verso Holdings’ other filings with the Securities and Exchange Commission.  We assume no obligation to update any forward-looking statement made in this quarterly report to reflect subsequent events or circumstances or actual outcomes.

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	VERSO		VERSO HOLDINGS
	March 31,	December 31,	March 31,	December 31,
(Dollars in millions)	2015	2014	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$14	$6	$14	$6
Accounts receivable, net	280	88	280	88
Inventories	536	110	536	110
Assets held for sale	—	61	—	61
Prepaid expenses and other assets	30	11	30	11
Total current assets	860	276	860	276
Property, plant, and equipment, net	2,053	531	2,053	531
Intangibles and other assets, net	114	71	138	94
Total assets	$3,027	$878	$3,051	$901
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$206	$63	$206	$63
Accrued liabilities	243	205	243	206
Current maturities of long-term debt	13	30	13	30
Liabilities related to assets held for sale	—	2	—	2
Total current liabilities	462	300	462	301
Long-term debt	2,787	1,297	2,810	1,320
Other liabilities	588	65	585	60
Total liabilities	3,837	1,662	3,857	1,681
Commitments and contingencies (Note 13)	—	—	—	—
Equity:
Preferred stock -- par value $0.01 (20,000,000 shares authorized, no shares issued)	—	—	n/a	n/a
Common stock -- par value $0.01 (250,000,000 shares authorized with 81,758,451 shares issued and 81,549,723 outstanding on March 31, 2015, and with 53,434,698 shares issued and 53,336,634 outstanding on December 31, 2014)	1	1	n/a	n/a
Treasury stock -- at cost (208,728 shares on March 31, 2015 and 98,064 shares on December 31, 2014)	(1)	—	n/a	n/a
Paid-in-capital	319	222	330	234
Retained deficit	(1,102)	(980)	(1,109)	(987)
Accumulated other comprehensive loss	(27)	(27)	(27)	(27)
Total deficit	(810)	(784)	(806)	(780)
Total liabilities and equity	$3,027	$878	$3,051	$901

See notes to unaudited condensed consolidated financial statements.

VERSO CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,
(Dollars in millions, except per share amounts)	2015	2014
Net sales	$806	$299
Costs and expenses:
Cost of products sold - (exclusive of depreciation, amortization, and depletion)	728	302
Depreciation, amortization, and depletion	57	26
Selling, general, and administrative expenses	55	18
Restructuring charges	22	—
Total operating expenses	862	346
Operating loss	(56)	(47)
Interest expense	66	34
Other loss, net	—	10
Loss before income taxes	(122)	(91)
Net loss	$(122)	$(91)
Loss per common share:
Basic	$(1.53)	$(1.70)
Diluted	(1.53)	(1.70)
Weighted average common shares outstanding (in thousands)
Basic	79,670	53,188
Diluted	79,670	53,188
 See notes to unaudited condensed consolidated financial statements.

VERSO CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended
	March 31,
(Dollars in millions)	2015	2014
Net loss	$(122)	$(91)
Other comprehensive income:
Defined benefit pension plan amortization of net loss and prior service cost	—	—
Other comprehensive income	—	—
Comprehensive loss	$(122)	$(91)
See notes to unaudited condensed consolidated financial statements.

VERSO PAPER HOLDINGS LLC
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,
(Dollars in millions)	2015	2014
Net sales	$806	$299
Costs and expenses:
Cost of products sold - (exclusive of depreciation, amortization, and depletion)	728	302
Depreciation, amortization, and depletion	57	26
Selling, general, and administrative expenses	55	18
Restructuring charges	22	—
Total operating expenses	862	346
Operating loss	(56)	(47)
Interest expense	66	34
Other loss, net	—	10
Net loss	$(122)	$(91)
 See notes to unaudited condensed consolidated financial statements.

VERSO PAPER HOLDINGS LLC
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended
	March 31,
(Dollars in millions)	2015	2014
Net loss	$(122)	$(91)
Other comprehensive income:
Defined benefit pension plan amortization of net loss and prior service cost	—	—
Other comprehensive income	—	—
Comprehensive loss	$(122)	$(91)
See notes to unaudited condensed consolidated financial statements.

VERSO CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014
							Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity (Deficit)
	Common Shares	Common Stock	Treasury Shares	Treasury Stock	Paid-in-Capital	Retained Deficit
(Dollars in millions, shares in thousands)
Balance - December 31, 2013	53,247	$1	(74)	$—	$220	$(627)	$(11)	$(417)
Net loss	—	—	—	—	—	(91)	—	(91)
Other comprehensive income	—	—	—	—	—	—	—	—
Treasury shares acquired	—	—	(24)	—	—	—	—	—
Common stock issued for restricted stock, net	25	—	—	—	—	—	—	—
Equity award expense	—	—	—	—	—	—	—	—
Balance - March 31, 2014	53,272	$1	(98)	$—	$220	$(718)	$(11)	$(508)

Balance - December 31, 2014	53,435	$1	(98)	$—	$222	$(980)	$(27)	$(784)
Net loss	—	—	—	—	—	(122)	—	(122)
Other comprehensive income	—	—	—	—	—	—	—	—
Treasury shares acquired	—	—	(111)	(1)	—	—	—	(1)
Stock option exercise	14	—	—	—	—	—	—	—
Stock issued for NewPage acquisition	13,607	—	—	—	46	—	—	46
Stock issued for convertible warrants	14,702	—	—	—	50	—	—	50
Equity award expense	—	—	—	—	1	—	—	1
Balance - March 31, 2015	81,758	$1	(209)	$(1)	$319	$(1,102)	$(27)	$(810)
See notes to unaudited condensed consolidated financial statements.

VERSO PAPER HOLDINGS LLC
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN MEMBER’S EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014
			Accumulated Other Comprehensive Income (Loss)	Total Member’s Equity (Deficit)

	Paid-in-Capital	Retained Deficit
(Dollars in millions)
Balance - December 31, 2013	$231	$(631)	$(11)	$(411)
Net loss	—	(91)	—	(91)
Other comprehensive income	—	—	—	—
Equity award expense	—	—	—	—
Balance - March 31, 2014	$231	$(722)	$(11)	$(502)

Balance - December 31, 2014	$234	$(987)	$(27)	$(780)
Contribution from parent	95	—	—	95
Net loss	—	(122)	—	(122)
Other comprehensive income	—	—	—	—
Equity award expense	1	—	—	1
Balance - March 31, 2015	$330	$(1,109)	$(27)	$(806)
See notes to unaudited condensed consolidated financial statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	VERSO		VERSO HOLDINGS
	Three Months Ended		Three Months Ended
	March 31,		March 31,
(Dollars in millions)	2015	2014	2015	2014
Net cash used in operating activities	$(204)	$(96)	$(204)	$(96)
Cash Flows From Investing Activities:
Proceeds from sale of assets	51	—	51	—
Transfers from (to) restricted cash, net	2	2	2	2
Capital expenditures	(9)	(16)	(9)	(16)
Acquisition, net of cash acquired	128	—	128	—
Acquisition of investment securities	(5)	—	(5)	—
Other investing activities	—	5	—	5
Net cash provided by (used in) investing activities	167	(9)	167	(9)
Cash Flows From Financing Activities:
Borrowings on revolving credit facilities	317	135	317	135
Payments on revolving credit facilities	(272)	(37)	(272)	(37)
Net cash provided by financing activities	45	98	45	98
Change in cash and cash equivalents	8	(7)	8	(7)
Cash and cash equivalents at beginning of period	6	11	6	11
Cash and cash equivalents at end of period	$14	$4	$14	$4
Non-cash investing and financing activities:
Notes issued for NewPage acquisition	$663	$—	$663	$—
Stock issued for NewPage acquisition	46	—	46	—
Stock issued for convertible warrants	50	—	50	—
Conversion of accrued interest to long-term debt	19	—	19	—
Reductions in long-term debt for debt modification	(5)	—	(5)	—
Increase in long-term debt from paid in kind (PIK) interest	1	—	1	—
Capital expenditures on account	—	(5)	—	(5)
See notes to unaudited condensed consolidated financial statements.

VERSO CORPORATION AND VERSO PAPER HOLDINGS LLC

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AS OF MARCH 31, 2015, AND DECEMBER 31, 2014, AND FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2015 AND 2014

1.  BACKGROUND AND BASIS OF PRESENTATION

Within our organization, Verso Corporation, formerly named Verso Paper Corp. is the ultimate parent entity and the sole member of Verso Paper Finance Holdings One LLC, which is the sole member of Verso Paper Finance Holdings LLC, which is the sole member of Verso Paper Holdings LLC.  As used in this report, the term “Verso” refers to Verso Corporation; the term “Verso Finance” refers to Verso Paper Finance Holdings LLC; the term “Verso Holdings” refers to Verso Paper Holdings LLC; the term “NewPage” refers to NewPage Holdings Inc., a Delaware corporation, which is an indirect, wholly owned subsidiary of Verso pursuant to the Merger Agreement (see below); the term “NewPage Corp” refers to NewPage Corporation, a Delaware corporation, which is an indirect, wholly owned subsidiary of NewPage; and the term for any such entity includes its direct and indirect subsidiaries when referring to the entity’s consolidated financial condition or results.  Unless otherwise noted, references to “Verso,” “we,” “us,” and “our” refer collectively to Verso Corporation and Verso Holdings.  Other than Verso’s common stock transactions, Verso Finance’s debt obligation and related financing costs and interest expense, Verso Holdings’ loan to Verso Finance, and the debt obligation of Verso Holdings’ consolidated variable interest entity to Verso Finance, the assets, liabilities, income, expenses and cash flows presented for all periods represent those of Verso Holdings in all material respects.  Unless otherwise noted, the information provided pertains to both Verso and Verso Holdings.

On January 3, 2014, Verso, Verso Merger Sub Inc., a Delaware corporation and an indirect, wholly owned subsidiary of Verso, or “Merger Sub,” and NewPage entered into an Agreement and Plan of Merger, or the “Merger Agreement,” pursuant to which the parties agreed to merge Merger Sub with and into NewPage on the terms and subject to the conditions set forth in the Merger Agreement, with NewPage surviving the merger as an indirect, wholly owned subsidiary of Verso. On January 7, 2015, Verso consummated the previously announced acquisition of NewPage through the merger of Merger Sub with and into NewPage, or the “NewPage acquisition,” pursuant to the Merger Agreement. As a result of the merger of Merger Sub with and into NewPage, Merger Sub’s separate corporate existence ceased and NewPage continued as the surviving corporation and an indirect, wholly owned subsidiary of Verso (see Note 4). As the NewPage acquisition was consummated in the current reporting period, the unaudited condensed consolidated financial statements for the quarter ended March 31, 2015, includes the results of operations of NewPage beginning January 7, 2015. We have also elected to change our reporting increment from thousands to millions.

We operate in the following two market segments: paper and pulp (see Note 14). Our core business platform is as a producer of coated freesheet and coated groundwood papers.  Our products are used primarily in media and marketing applications, including catalogs, magazines, and commercial printing applications such as high-end advertising brochures, annual reports, and direct-mail advertising.

We have historically relied primarily upon cash flow from operations and borrowings under our revolving credit facilities to finance operations, capital expenditures, and debt service requirements.  We are a highly leveraged company. As of March 31, 2015, we had $2,787 million in borrowings outstanding under our existing financing arrangements, including the revolving credit facility and the floating rate senior secured term loan issued by NewPage Corp. Also as of March 31, 2015, $35 million was available for future borrowings under the Verso Holdings revolving credit facilities, and $155 million was available for future borrowings under the NewPage Corp revolving credit facility (see Note 6). Our debt arrangements contain financial and other restrictive covenants that limit our ability to engage in activities that may be in our long-term best interests. Failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all of our debts. If we are unable to repay our indebtedness when due or declared due, our lenders also will have the right to proceed against the collateral pledged to them to secure the indebtedness. Our indebtedness requires us to dedicate a substantial portion of our cash flows from operations to payments for our debt service, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, research and development efforts, and other corporate purposes. In addition, our indebtedness increases our vulnerability to adverse economic and industry conditions and places us at a competitive disadvantage compared to competitors that have less debt.

Our ability to achieve our future projected operating results is largely based on the successful integration of NewPage (see Note 4), the borrowing availability of the combined company, and the synergies and operational cost reduction and earnings enhancement initiatives expected to be achieved from the NewPage acquisition. If the integration of NewPage into our business is not completed within the expected time frame, the synergies and other benefits that we expect to achieve could be materially and adversely affected, and these situations could result in additional transaction costs, loss of revenue or other effects associated with uncertainty about the NewPage acquisition. If we are unable to meet our projected performance targets, our liquidity could be adversely impacted and we may need to seek additional sources of liquidity. Our future performance could adversely affect our ability to raise additional capital to fund our operations, and there is no assurance that financing will be available in a sufficient amount, on acceptable terms, or on a timely basis.

Our ability to continue as a going concern is dependent on management’s plans, which are primarily centered on the synergies expected to be achieved from the NewPage acquisition. We have certain significant cash outflow requirements over the next twelve months outside of normal paper mill operations, including our current debt service requirements (see Note 6) and integration costs associated with the NewPage acquisition (see Note 4). While we believe that our future operating results will provide sufficient cash flows to fund our operations, debt service requirements, and capital expenditures, our projected future operating results are subject to material uncertainties, especially those related to our ability to successfully achieve the operational benefits of the NewPage acquisition.

We believe that our plans for the integration of NewPage, together with cash flows from operations and available borrowings under our revolving credit facilities, are sufficient to allow us to meet our current and future obligations, pay scheduled principal and interest payments, and provide funds for working capital, capital expenditures, and other needs of the business for at least the next twelve months. However, no assurance can be given that our integration of NewPage will be successful or that we will be able to generate sufficient cash flows from operations or that future borrowings will be available under our revolving credit facilities in an amount sufficient to fund our liquidity needs on a long-term basis.

This report contains the unaudited condensed consolidated financial statements of Verso and Verso Holdings as of March 31, 2015, and for the three-month periods ended March 31, 2015 and 2014. The December 31, 2014, condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required annually by accounting principles generally accepted in the United States of America, or “GAAP.”  In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments that are necessary for the fair presentation of Verso’s and Verso Holdings’ respective financial conditions, results of operations, and cash flows for the interim periods presented.  Except as disclosed in the notes to the unaudited condensed consolidated financial statements, such adjustments are of a normal, recurring nature.  Variable interest entities for which Verso or Verso Holdings is the primary beneficiary are consolidated.  Intercompany balances and transactions are eliminated in consolidation.  The results of operations and cash flows for the interim periods presented may not necessarily be indicative of full-year results.  It is suggested that these financial statements be read in conjunction with the audited consolidated financial statements and notes thereto of Verso and Verso Holdings contained in their respective Annual Reports on Form 10-K for the year ended December 31, 2014.

2.  RECENT ACCOUNTING DEVELOPMENTS

ASC Topic 205, Presentation of Financial Statements and ASC Topic 360, Property, Plant, and Equipment. In April 2014, the FASB issued ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which changes the criteria for determining which disposals can be presented as discontinued operations and modifies the related disclosure requirements. This guidance should be applied prospectively to new disposals and new classifications of disposal groups as held for sale after the effective date which is fiscal years beginning on or after December 15, 2014, and interim periods within those annual periods. The adoption of this amendment in the first quarter of 2015, did not have a material impact on the presentation of our condensed consolidated financial statements.

ASC Topic 605, Revenue Recognition. In May 2014, the FASB issued ASU 2014-09, Revenue From Contracts With Customers. This ASU will replace all current GAAP guidance on this topic and eliminate all industry-specific guidance. The new revenue recognition standard provides a unified model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. This guidance will be effective for periods beginning after December 15, 2016 and can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. We are evaluating the impact of adopting this new accounting standard on our condensed consolidated financial statements.

 ASC Topic 205, Presentation of Financial Statements-Going Concern. In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern. This ASU provides guidance on determining when and how to disclose going concern uncertainties in the financial statements. The ASU is effective for periods beginning after December 15, 2016. We are evaluating the impact of adopting this new accounting standard on our condensed consolidated financial statements.

ASC Topic 835, Interest. In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs. This ASU changes the presentation of debt issuance costs in financial statements. Under the ASU, an entity presents such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs is reported as interest expense. The ASU is effective for periods beginning after December 15, 2015. We are evaluating the impact of adopting this new accounting standard on our condensed consolidated financial statements.

Other new accounting pronouncements issued but not effective until after March 31, 2015, are not expected to have a significant effect on our condensed consolidated financial statements.

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

The following table provides a reconciliation of Verso’s basic and diluted loss per common share:

	VERSO
	Three Months Ended
	March 31,
	2015	2014
Net loss available to common shareholders (in millions)	$(122)	$(91)
Weighted average common stock outstanding (in thousands)	79,279	52,677
Weighted average restricted stock (in thousands)	391	511
Weighted average common shares outstanding - basic	79,670	53,188
Dilutive shares from stock options	—	—
Weighted average common shares outstanding - diluted	79,670	53,188
Basic loss per share	$(1.53)	$(1.70)
Diluted loss per share	$(1.53)	$(1.70)

In accordance with ASC Topic 260, Earnings Per Share, unvested restricted stock awards issued by Verso contain nonforfeitable rights to dividends and qualify as participating securities.  No dividends have been declared or paid in 2015 or 2014.

For the three-month period ended March 31, 2015, 6,619,261 weighted average potentially dilutive shares from stock options with weighted average exercise prices per share of $2.60 were excluded from the diluted earnings per share calculation due to the antidilutive effect such shares would have on net loss per common share.

For the three-month period ended March 31, 2014, 4,411,341 weighted average potentially dilutive shares from stock options with weighted average exercise prices per share of $2.37 were excluded from the diluted earnings per share calculation due to the antidilutive effect such shares would have on net loss per common share.

Inventories and Replacement Parts and Other Supplies — Inventory values include all costs directly associated with manufacturing products: materials, labor, and manufacturing overhead.  These values are presented at the lower of cost or market.  Costs of raw materials, woodyard logs, work-in-progress, and finished goods are determined using the first-in, first-out method.

Replacement parts and other supplies are stated using the average cost method and are reflected in Inventories and Intangibles and other assets on the accompanying condensed consolidated balance sheets (see Note 5).

The following table summarizes our inventories by major category:

	March 31,	December 31,
(Dollars in millions)	2015	2014
Raw materials	$110	$13
Woodyard logs	11	6
Work-in-process	66	9
Finished goods	271	62
Replacement parts and other supplies	78	20
Inventories	$536	$110

Asset Retirement Obligations — In accordance with ASC Topic 410, Asset Retirement and Environmental Obligations, a liability and an asset are recorded equal to the present value of the estimated costs associated with the retirement of long-lived assets where a legal or contractual obligation exists.  The liability is accreted over time, and the asset is depreciated over its useful life.  Our asset retirement obligations under this standard relate primarily to closure and post-closure costs for landfills.  Revisions to the liability could occur due to changes in the estimated costs or timing of closure or possible new federal or state regulations affecting the closure. The increase in the liability for the three months ended March 31, 2015, was primarily attributable to the assumption of the asset retirement obligation liabilities associated with landfills acquired in connection with the NewPage acquisition.

On March 31, 2015, and December 31, 2014, we had $1 million of restricted cash included in Intangibles and other assets in the accompanying condensed consolidated balance sheet related to an asset retirement obligations in the state of Michigan.  These cash deposits are required by the state and may only be used for the future closure of a landfill.

The following table presents an analysis related to our asset retirement obligations which are included in Other liabilities in the accompanying condensed consolidated balance sheets:

	Three Months Ended
	March 31,
(Dollars in millions)	2015	2014
Asset retirement obligations, January 1	$8	$13
Liabilities assumed	9	—
Adjustment to existing liabilities	—	(3)
Asset retirement obligations	17	10
Less: Current portion	(2)	(1)
Non-current portion of asset retirement obligations, March 31	$15	$9

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

Interest costs capitalized for the three months ended March 31, 2015 were not material. $1 million of interest costs were capitalized for the three months ended March 31, 2014.

Depreciation is computed using the straight-line method over the assets’ estimated useful lives.  Depreciation expense was $55 million and $26 million for the three-month periods ended March 31, 2015 and 2014, respectively.

4. ACQUISITIONS AND DISPOSITIONS

NewPage Acquisition - On January 3, 2014, Verso, Merger Sub, and NewPage entered into a Merger Agreement pursuant to which the parties agreed to merge Merger Sub with and into NewPage on the terms and subject to the conditions set forth in the Merger Agreement, with NewPage surviving the merger as an indirect, wholly owned subsidiary of Verso. Verso has incurred transaction and integration costs during the three months ended March 31, 2015 of $10 million related to the NewPage acquisition which are included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations. For the three months ended March 31, 2014, Verso incurred transaction costs of $10 million related to the NewPage acquisition which were included in Other loss, net in the accompanying condensed consolidated statements of operations for the three months ended March 31, 2014.

On January 7, 2015, Verso consummated the NewPage acquisition pursuant to the Merger Agreement. As a result of the merger, NewPage became a direct, wholly owned subsidiary of Verso Holdings. The NewPage acquisition provides Verso with assets in a complementary geographic area, a broader portfolio of products, and strategic flexibility to reduce operating costs and enhance our financial condition.

As consideration for the NewPage acquisition, Verso issued (a) $650 million aggregate principal amount of New First Lien Notes and (b) 13,607,693 shares of Verso common stock in exchange for all the outstanding shares of common stock of NewPage. Also as of the date that NewPage became an indirect wholly owned subsidiary of Verso, NewPage had an existing $750 million Term Loan Facility and $350 million ABL Facility of which $734 million and $100 million, respectively were outstanding. As a condition of allowing the acquisition to proceed, the Antitrust Division of the U.S. Department of Justice entered into a settlement with Verso and NewPage that required NewPage to divest its paper mills in Biron, Wisconsin, and Rumford, Maine, which occurred prior to the acquisition of NewPage.

Accounting consideration for the NewPage acquisition is as follows:

(Dollars in millions)
13,607,693 shares Verso common stock valued at January 7, 2015 closing price	$46
$650 million face value New First Lien Notes valued at January 7, 2015 closing price	663
Accounting Consideration	$709

The preliminary allocation of the purchase price to the fair values of assets acquired and liabilities assumed in the NewPage acquisition includes necessary adjustments to reflect the estimated fair values of NewPage’s assets and liabilities at the completion of the NewPage acquisition. The preliminary allocation of the purchase price is as follows:

(Dollars in millions)
Cash	$128
Current assets, excluding cash	581
Property, plant, and equipment	1,570
Other long-term assets	47
Current liabilities	(277)
Current portion of long-term debt	(3)
Noncurrent pension and other post-retirement benefit obligations	(479)
Other long-term liabilities	(58)
Long-term debt	(800)
Net assets acquired	$709
The allocation of the purchase price above is considered preliminary and is based on valuation information, estimates and assumptions available on March 31, 2015. Verso is still in the process of verifying data and finalizing information related to the valuation and expects to finalize these matters within the second half of 2015 as final asset and liability valuations are completed. The preliminary valuations of the acquired assets and assumed liabilities include, but are not limited to, fixed assets, goodwill, other potential intangible assets, debt, and pension obligations. The valuations reflected herein consist of physical appraisals, discounted cash flow analyses, or other appropriate valuation techniques to determine the fair value of the assets acquired and liabilities assumed. We did not identify a material amount of goodwill as a result of the preliminary purchase price allocation. Although management believes that the preliminary purchase price allocation herein is reasonable, there can be no assurance that finalization of such purchase price allocation will not result in material changes from the preliminary purchase price allocation included herein.
The operating results of NewPage are included in Verso’s financial statements from January 7, 2015 through March 31, 2015. The determination of net sales and net loss attributable to the acquired operations during this period and included in Verso’s condensed consolidated statements of operations was not practicable as the operations are integrated with the consolidated operations.
The following unaudited pro forma financial information presents results as if the NewPage acquisition and the related financing, further described in Note 6, occurred on January 1, 2014. The historical consolidated financial information of Verso and NewPage has been adjusted in the pro forma information to give effect to pro forma events that are directly attributable to the transactions and factually supportable. The unaudited pro forma results do not reflect events that have occurred or may occur after the transactions, including the costs of any integration activities or benefits that may result from realization of future cost savings from operating efficiencies, or any revenue, tax, or other synergies expected to result from the NewPage acquisition. Accordingly, the unaudited pro forma financial information is not necessarily indicative of the results of operations as they would have been had the transactions been effected on the assumed date, nor is it necessarily an indication of future operating results.
In addition, the NewPage acquisition did not result in a taxable transaction and Verso has net operating loss carryforwards and a related full valuation allowance that are expected to offset any deferred tax impact of the NewPage acquisition. Further, as the sale of the Bucksport mill was not directly attributable to the NewPage acquisition, no pro forma adjustment for the Bucksport sale has been made.

	Pro Forma
	Three Months Ended
(Unaudited)	March 31,
(Dollars in millions, except per share data)	2015	2014
Revenues	$838	$882
Net loss	(100)	(167)
Earnings per share - basic and diluted	$(1.23)	$(2.05)
Weighted-average shares outstanding - basic and diluted	81,551,070	81,403,403

Sale of Bucksport Mill - On December 5, 2014, two Verso subsidiaries entered into an agreement to sell their equity interests in two other Verso subsidiaries that owned the Bucksport mill to AIM Development (USA) LLC, an indirect, wholly owned subsidiary of American Iron & Metal Company Inc., or “AIM.” On January 29, 2015, the Verso parties and AIM consummated the sale of the Bucksport mill and related assets (see Note 11).

5.  INTANGIBLES AND OTHER ASSETS

The following table summarizes intangibles and other assets:

	VERSO		VERSO HOLDINGS
	March 31,	December 31,	March 31,	December 31,
(Dollars in millions)	2015	2014	2015	2014
Amortizable intangible assets:
Customer relationships, net of accumulated amortization of $9 million on March 31, 2015, and on December 31, 2014	$34	$4	$34	$4
Unamortizable intangible assets:
Trademarks	10	10	10	10
Other assets:
Financing costs, net of accumulated amortization of $20 million on March 31, 2015, and $19 million on December 31, 2014	22	23	22	23
Deferred major repair	17	21	17	21
Replacement parts, net	6	3	6	3
Loan to affiliate	—	—	23	23
Restricted cash	3	3	3	3
Other	22	7	23	7
Total other assets	70	57	94	80
Intangibles and other assets	$114	$71	$138	$94

Amortization expense of intangibles was not material for each of the three-month periods ended March 31, 2015, and 2014, respectively.

The estimated future amortization expense for intangible assets over the next five years is as follows:

(Dollars in millions)
2015	$2
2016	2
2017	2
2018	2
2019	2

6.  DEBT

A summary of debt is as follows:

		March 31, 2015			December 31, 2014
	Original	Interest		Par		Par
(Dollars in millions)	Maturity	Rate	Balance	Value	Balance	Value
Verso Holdings
Verso Androscoggin Power LLC Revolving Credit Facility	2/6/2015	—%	$—	$—	$30	$30
Revolving Credit Facilities	5/4/2017	4.00%	94	94	63	63
11.75% Senior Secured Notes - 2012	1/15/2019	11.75%	424	418	424	418
11.75% Senior Secured Notes - 2015	1/15/2019	11.75%	658	645	—	—
11.75% Secured Notes	1/15/2019	11.75%	272	272	272	272
13% Second Priority Senior Secured Notes	8/1/2020	13.00%	277	178	299	299
16% Senior Subordinated Notes	8/1/2020	16.00%	89	63	102	102
8.75% Second Priority Senior Secured Notes	2/1/2019	8.75%	96	97	96	97
11.38% Senior Subordinated Notes	8/1/2016	11.38%	41	41	41	41
Chase NMTC Verso Investment Fund LLC
Loan from Verso Finance	12/29/2040	6.50%	23	23	23	23
NewPage Corp
Revolving Credit Facility	2/11/2019	2.82%	145	145	—	—
Floating Rate Senior Secured Term Loan	2/11/2021	9.50%	704	734	—	—
Total debt for Verso Holdings			$2,823	$2,710	$1,350	$1,345
Verso Finance
Loan from Verso Holdings	12/29/2040	6.50%	23	23	23	23
Less current maturities of long-term debt			(13)	(13)	(30)	(30)
Less loans from affiliates			(46)	(46)	(46)	(46)
Total long-term debt for Verso			$2,787	$2,674	$1,297	$1,292

We determine the fair value of our long-term debt based on market information and a review of prices and terms available for similar obligations.  Our debt is classified as Level 2 within the fair value hierarchy (see Note 9). As of March 31, 2015, the fair value of Verso’s total debt was $2,397 million, and the fair value of Verso Holdings’ total debt was $2,421 million. As of December 31, 2014, the fair value of Verso’s total debt was $1,059 million, and the fair value of Verso Holdings’ total debt was $1,082 million.

Amounts included in interest expense related to long-term debt and amounts of cash interest payments on long-term debt are as follows:

	VERSO		VERSO HOLDINGS
	Three Months Ended		Three Months Ended
	March 31,		March 31,
(Dollars in millions)	2015	2014	2015	2014
Interest expense	$65	$34	$65	$34
Cash interest paid	85	66	85	66
Debt issuance cost amortization(1)	1	1	1	1
(1) Amortization of debt issuance cost is included in interest expense.

Verso Holdings

Revolving Credit Facilities.  Verso Holdings’ $150 million asset-based loan facility, or “ABL Facility,” had $47 million outstanding, $39 million in letters of credit issued, and $32 million available for future borrowing as of March 31, 2015.  Verso Holdings’ $50 million cash-flow facility, or “Cash Flow Facility,” had $47 million outstanding balance, no letters of credit issued, and $3 million available for future borrowing as of March 31, 2015.  The indebtedness under the revolving credit facilities bears interest at a floating rate based on a margin over a base rate or eurocurrency rate.  As of March 31, 2015, the weighted-average interest rate on outstanding advances was 4.00%.  Verso Holdings is required to pay a commitment fee to the lenders in respect of the unutilized commitments under the revolving credit facilities and other customary fees.  The indebtedness under the ABL Facility and related guarantees are secured by first-priority security interests, subject to permitted liens, in substantially all of Verso Holdings’, Verso Finance’s, and the subsidiary guarantors’ (excluding, among other subsidiaries, NewPage Investment Company and its subsidiaries) inventory and accounts receivable, or “Verso ABL Priority Collateral,” and second-priority security interests, subject to permitted liens, in substantially all of their other assets, or “Notes Priority Collateral.”  The indebtedness under the Cash Flow Facility and related guarantees are secured, pari passu with the 11.75% Senior Secured Notes due 2019 and related guarantees, by first-priority security interests in the Notes Priority Collateral and second-priority security interests in the Verso ABL Priority Collateral.  The revolving credit facilities will mature on May 4, 2017. On January 3, 2014, Verso Holdings entered into certain amendments to the revolving credit facilities in connection with the NewPage acquisition, in which (a) the lenders under each of our revolving credit facilities consented to the NewPage acquisition and the other transactions contemplated by the Merger Agreement, including the incurrence of certain additional indebtedness, (b) the lenders consented to amendments to allow the sale and/or financing of certain non-core assets and (c) the parties agreed to amend our revolving credit facilities to allow for certain other transactions upon the consummation of the NewPage acquisition and the other transactions contemplated by the Merger Agreement.

11.75% Senior Secured Notes due 2019. In 2012, Verso Holdings issued $345 million aggregate principal amount of 11.75% Senior Secured Notes due 2019, or the “2012 First Lien Notes.”  The notes bear interest, payable semi-annually, at the rate of 11.75% per year.  The notes are guaranteed jointly and severally on a senior secured basis, by each of Verso Holdings’ existing domestic subsidiaries that guarantee its senior secured credit facility and by each of its future domestic subsidiaries that guarantees certain of its debt or issues disqualified stock.  The indebtedness under the notes and related guarantees are secured, pari passu with the Cash Flow Facility and related guarantees, by first-priority security interests in the Notes Priority Collateral and second-priority security interests in the Verso ABL Priority Collateral.  The notes will mature on January 15, 2019.

On January 7, 2015, in connection with the consummation of the NewPage acquisition, Verso Holdings issued $650 million aggregate principal amount of 11.75% Senior Secured Notes due 2019, or the “2015 First Lien Notes,” to the stockholders of NewPage as partial consideration in the NewPage acquisition. The 2015 First Lien Notes were issued pursuant to an indenture, or the “2015 First Lien Notes Indenture,” among Verso Holdings, certain subsidiaries of Verso Holdings, as guarantors, and Wilmington Trust, National Association, as trustee. The 2015 First Lien Notes bear interest, payable semi-annually, at the rate of 11.75% per year. The 2015 First Lien Notes are guaranteed, jointly and severally, on a senior secured basis, by each of Verso Holdings’ existing domestic subsidiaries that guarantees its senior secured credit facility and by each of its future domestic subsidiaries that guarantees certain of its debt or issues disqualified stock (including NewPage Holdings Inc., but not guaranteed by any of its subsidiaries). The 2015 First Lien Notes and the related guarantees are secured by first-priority liens in the collateral owned by Verso Holdings and the guarantor, subject to certain permitted liens and exceptions as further described in the 2015 First Lien Notes Indenture and the related security documents. The collateral consists of substantially all of Verso Holdings’ and the guarantors’ tangible and intangible assets securing Verso Holdings’ existing senior secured credit facility, which exclude certain capital stock and other securities of its affiliates and other property. The 2015 First Lien Notes will mature on January 15, 2019.

13% Second Priority Senior Secured Notes due 2020. On July 2, 2014, the Issuers commenced an offer to exchange any and all of the Issuers’ outstanding 8.75% Second Priority Senior Secured Notes due 2019, or “Old Second Lien Notes,” for their Second Priority Adjustable Senior Secured Notes, or “Adjustable Second Lien Notes,” and warrants issued by Verso that were mandatorily convertible on a one-for-one basis into shares of Verso’s common stock immediately prior to the NewPage acquisition, or “Warrants” (we refer to this exchange offer as the “Second Lien Notes Exchange Offer”). On August 1, 2014, approximately $299 million aggregate principal amount of Old Second Lien Notes were tendered and accepted in exchange for a like amount of Adjustable Second Lien Notes and approximately 9.3 million Warrants in the Second Lien Notes Exchange Offer. The Warrants had no fair value at the date of the closing of the Second Lien Notes Exchange Offer.
On January 7, 2015, in connection with the consummation of the NewPage acquisition, the provisions of the Adjustable Second Lien Notes were adjusted as follows: (a) the principal amount of the notes have been adjusted such that a holder of $1,000 principal amount of notes immediately prior to the NewPage acquisition now holds $593.75 principal amount of notes (any adjusted notes that do not bear an authorized denomination have been rounded down); (b) the maturity date of the notes has been extended from February 1, 2019, to August 1, 2020; (c) the interest rate has been adjusted such that the notes bear interest from and after January 7, 2015 at a rate of 10% per annum payable entirely in cash plus 3% per annum payable entirely by increasing the principal amount of the outstanding notes or by issuing additional notes; (d) the optional redemption provisions have been adjusted as provided in the indenture governing the notes; and (e) certain other terms and conditions of the notes have been modified as set forth in the Adjustable Second Lien Notes Indenture. As a result of the principal adjustment, the outstanding principal amount of the Adjustable Second Lien Notes was reduced by approximately $121 million from approximately $299 million before January 7, 2015, to approximately $178 million afterwards.
16% Senior Subordinated Notes due 2020. On July 2, 2014, the Issuers also commenced an offer to exchange any and all of the Issuers’ outstanding 11.38% Senior Subordinated Notes due 2016, or “Old Subordinated Notes” for their new Adjustable Senior Subordinated Notes, or “Adjustable Subordinated Notes,” and Warrants (we refer to this exchange offer as the “Subordinated Notes Exchange Offer”). On August 1, 2014, approximately $102 million aggregate principal amount of Old Subordinated Notes were tendered and accepted in exchange for a like amount of Adjustable Subordinated Notes and approximately 5.4 million Warrants in the Subordinated Notes Exchange Offer. The Warrants had no fair value at the date of the closing of the Subordinated Notes Exchange Offer.

On January 7, 2015, in connection with the consummation of the NewPage acquisition, the provisions of the Adjustable Subordinated Notes were adjusted as follows: (a) the principal amount of the notes has been adjusted such that a holder of $1,000 principal amount of notes immediately prior to the NewPage acquisition now holds $620 principal amount of notes (any adjusted notes that do not bear an authorized denomination have been rounded down); (b) the maturity date of the notes has been extended from August 1, 2016, to August 1, 2020; (c) the interest rate has been adjusted such that the notes bear interest from and after the January 7, 2015 at a rate of 11% per annum payable entirely in cash plus 5% per annum payable entirely by increasing the principal amount of the outstanding notes or by issuing additional notes; (d) the optional redemption provisions have been adjusted as provided in the Adjustable Subordinated Notes Indenture; and (e) certain other terms and conditions of the notes have been modified as set forth in the Adjustable Subordinated Notes Indenture. As a result of the principal adjustment, the outstanding principal amount of the Adjustable Subordinated Notes was reduced by approximately $39 million from approximately $102 million before January 7, 2015, to approximately $63 million afterwards.

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
Verso Androscoggin Power LLC Revolving Credit Facility. On May 5, 2014, acting through a wholly owned subsidiary, Verso Androscoggin Power LLC, or “VAP,” Verso Holdings entered into a credit agreement providing for a revolving credit facility with Barclays Bank PLC and Credit Suisse AG, Cayman Islands Branch. On January 7, 2015, Verso consummated the NewPage acquisition, and as a result, the credit facility was terminated on February 4, 2015.

NewPage Corp
Revolving Credit Facility. On February 11, 2014, NewPage Corp entered into a $350 million senior secured asset-backed revolving credit facility, or the “NewPage ABL Facility.” The NewPage ABL Facility is with certain lenders and Barclays Bank PLC, as administrative agent and collateral agent; BMO Harris Bank N.A., as co-collateral agent; Barclays Bank PLC, Credit Suisse Securities (USA) LLC, UBS Securities LLC, BMO Capital Markets Corp. and Wells Fargo Bank, National Association, as joint lead arrangers and joint book runners; and Credit Suisse AG, UBS Securities LLC, BMO Harris Bank N.A. and Wells Fargo Bank and National Association, as co-syndication agents. As of March 31, 2015, the NewPage ABL Facility had $145 million outstanding balance, $38 million letters of credit issued, and $155 million available for future borrowing. Amounts drawn under the NewPage ABL Facility bear annual interest at either the LIBOR rate plus a margin of 1.75% to 2.25% or at a base rate plus a margin of 0.75% to 1.25%. The interest rate margins on the NewPage ABL Facility are subject to adjustments based on the average availability of the NewPage ABL Facility. As of March 31, 2015, the weighted-average interest rate on outstanding advances was 2.82%. NewPage Corp is also required to pay a commitment fee to the lenders in respect of the unutilized commitments under the revolving credit facilities and other customary fees. The security interest with respect to the NewPage ABL Facility consists of a first-priority lien with respect to most inventory, accounts receivable, bank accounts, and certain other assets of NewPage Corp, or “NewPage ABL Priority Collateral,” and a second-priority lien with respect to all other NewPage Corp assets, or “Term Loan Priority Collateral.” The NewPage ABL Facility will mature on February 11, 2019. The issuers and guarantors of Verso’s debt securities and the borrower and guarantors of Verso’s credit facilities do not guarantee the obligations under the NewPage ABL Facility, and the borrower and the guarantors under the NewPage ABL Facility do not guarantee the obligations under Verso’s debt securities and credit facilities.

Floating Rate Senior Secured Term Loan. On February 11, 2014, NewPage Corp entered into a $750 million term loan facility, or “Term Loan Facility.” The Term Loan Facility is with Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent, Credit Suisse Securities (USA) LLC, Barclays Bank PLC, UBS Securities LLC and BMO Capital Markets Corp., as joint lead arrangers and joint book runners and Wells Fargo Bank, National Association, as documentation agent. Amounts drawn under the Term Loan Facility bear annual interest at either the LIBOR rate plus a margin of 8.25%or at a base rate plus a margin of 7.25%. The interest in effect for the Term Loan Facility at March 31, 2015 was 9.50%. The security interest with respect to the Term Loan Facility consists of a first-priority lien with respect to the Term Loan Priority Collateral and a second-priority lien with respect to the NewPage ABL Priority Collateral. The Term Loan Facility has scheduled principal payments due quarterly that begin on September 30, 2015. However, NewPage Corporation has the right to prepay loans under the Term Loan Facility at any time without premium or penalty, other than customary “breakage” costs with respect to LIBOR rate loans, subject, however, to a prepayment premium for optional prepayments of the Term Loan Facility with a new or replacement term loan facility with an “effective” interest rate less than that applicable to the Term Loan Facility equal to (1) 3.00% if prepaid prior to the first anniversary of the closing date, (2) 2.00% if prepaid on or after the first anniversary of the closing date and prior to the second anniversary of the closing date and (3) 1.00% if prepaid on or after the second anniversary of the closing date and prior to the third anniversary of the closing date. The Term Loan Facility is subject to mandatory prepayments in amounts equal to (1) 100% of the net cash proceeds of indebtedness by NewPage Corp or any of its subsidiary guarantors other than indebtedness permitted under the Term Loan Facility, (2) 100% of the net cash proceeds of any non-ordinary course sale or other disposition of assets by NewPage Corp or any of its subsidiary guarantors (including as a result of casualty or condemnation) (with customary exceptions, thresholds, and reinvestment rights of up to 12 months or 18 months if contractually committed to within 12 months), and (3) 75% of “excess cash flow” for each fiscal year beginning with the fiscal year ending December 31, 2015, subject to possible step-downs based on total net first lien leverage ratio thresholds. As such, immediately prior to the NewPage acquisition on January 7, 2015, $16 million in proceeds from the sale of Biron and Rumford mills were used to pay the September 2015 scheduled principal payment and a portion of the December 2015 scheduled principal payment on the Term Loan Facility, leaving $3 million due in December 2015. Quarterly installments due are $9 million for each quarter ending in 2016, $14 million for each quarter ending in 2017 and $19 million for each quarter ending in 2018 through 2020 with the remaining balance due on February 11, 2021. The issuers and guarantors of Verso’s debt securities and the borrower and guarantors of Verso’s credit facilities do not guarantee the obligations under the NewPage Term Loan Facility, and the borrower and the guarantors under the NewPage Term Loan Facility do not guarantee the obligations under Verso’s debt securities and credit facilities.

As of March 31, 2015, both Verso Holdings and NewPage were in compliance with the covenants in our respective debt agreements.

7.  RETIREMENT AND OTHER POSTRETIREMENT BENEFITS PLANS

We maintain various defined benefit pension and other postretirement benefit plans that provide retirement benefits for certain current and former hourly employees. The pension plans provide defined benefits based on years of credited service times a specified flat dollar benefit rate. Since the completion of the NewPage acquisition, we have maintained a cash balance defined benefit pension plan for salaried employees, a defined benefit pension plan for hourly employees, and certain Postretirement Benefits Other than Pensions Plan, or “OPEB.”

The following table summarizes the components of net periodic benefit cost of our pension plans for the three-month periods ended March 31, 2015 and 2014:

	Three Months Ended
	March 31,
(Dollars in millions)	2015	2014
Service cost	$3	$2
Interest cost	16	1
Expected return on plan assets	(20)	(1)
Net periodic benefit cost	$(1)	$2

The estimated net actuarial loss and prior service cost that are amortized from Accumulated other comprehensive loss and into net periodic pension cost are classified into Cost of products sold on our accompanying condensed consolidated statement of operations.

We make contributions that are sufficient to fully fund our actuarially determined costs, generally equal to the minimum amounts required by the Employee Retirement Income Security Act, or “ERISA.”  We made contributions to the pension plans of approximately $7 million for the three-month period ended March 31, 2015. We expect to make cash contributions of approximately $23 million to the pension plans in the remainder of 2015. We made no contributions to the pension plans for the three-month period ended March 31, 2014.

The OPEB obligations of NewPage Corp provide other retirement and post-employment benefits for certain employees, which may include healthcare benefits for certain retirees prior to their reaching age 65, healthcare benefits for certain retirees on and after their reaching age 65, long-term disability benefits, continued group life insurance and extended health and dental benefits. These benefits are provided through various employer- and/or employee-funded postretirement benefit plans. We generally fund the employer portion of these other postretirement benefits on a pay-as-you-go basis. The service and interest related to these obligations were not material from acquisition date to March 31, 2015.

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

We enter into fixed-price energy swaps as hedges designed to mitigate the risk of changes in commodity and delivery prices for forecasted future purchase commitments.  These fixed-price swaps involve the exchange of net cash settlements, based on changes in the price of the underlying commodity index compared to the fixed price offering, at specified intervals without the exchange of any underlying principal.  All gains and losses from changes in the fair value of our derivative contracts are recognized immediately in Cost of products sold.

The following table presents information about the volume and fair value amounts of our derivative instruments:

	March 31, 2015		December 31, 2014
		Fair Value Assets/(Liabilities)		Fair Value Assets/(Liabilities)
(Dollars in millions)	MMBTUs		MMBTUs
Derivative contracts not currently designated as hedging instruments:
Fixed price energy swaps:
Notional amount	4,710,000		1,876,475
Accrued liabilities		(4)		(6)
Other liabilities		(1)		—

The following table presents information about the effect of our derivative instruments on the condensed consolidated statements of operations:

	Gain (Loss) Recognized on Derivatives
	Three Months Ended March 31,
(Dollars in millions)	2015	2014
Derivative contracts not currently designated as hedging instruments:
Fixed price energy swaps	$(2)	$13
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

▪ Level 3:	Unobservable inputs reflecting management’s own assumption about the inputs used in pricing the asset or liability at the measurement date.

The following table summarizes the balances of assets and liabilities measured at fair value on a recurring basis:

(Dollars in millions)	Total	Level 1	Level 2	Level 3
March 31, 2015
Assets:
Investments related to deferred compensation plans	$4	$4	$—	$—
Liabilities:
Commodity swaps	$5	$—	$5	$—
December 31, 2014
Assets:
Investments related to deferred compensation plans	$4	$4	$—	$—
Liabilities:
Commodity swaps	$6	$—	$6	$—
Fair values are based on observable market data.

10. RELATED PARTY TRANSACTIONS

Management Agreement — In connection with the acquisition of our business from International Paper Company on August 1, 2006, we entered into a management agreement with certain affiliates of Apollo Global Management, LLC, or “Apollo,” our majority owner, relating to the provision of certain financial and strategic advisory services and consulting services, which will expire on August 1, 2018.  Under the management agreement, at any time prior to the expiration of the agreement, Apollo has the right to act, in return for additional fees to be mutually agreed by the parties to the management agreement, as our financial advisor or investment banker for any merger, acquisition, disposition, financing or the like if we decide to engage someone to fill such role.  In the event that we are not able to come to an agreement with Apollo in connection with such role, at the closing of any merger, acquisition, disposition or financing or any similar transaction, we have agreed to pay Apollo a fee equal to 1% of the aggregate enterprise value (including the aggregate value of equity securities, warrants, rights and options acquired or retained; indebtedness acquired, assumed or refinanced; and any other consideration or compensation paid in connection with such transaction).  We agreed to indemnify Apollo and its affiliates and their directors, officers and representatives for losses relating to the services contemplated by the management agreement and the engagement of affiliates of Apollo pursuant to, and the performance by them of the services contemplated by, the management agreement. We made no payments to Apollo related to the management agreement in the three-month periods ended March 31, 2015 and 2014, respectively.

Verso Quinnesec Renewable Energy Project — On December 29, 2010, Verso Quinnesec REP LLC, an indirect, wholly owned subsidiary of Verso Holdings, entered into a financing transaction with Chase NMTC Verso Investment Fund, LLC, or the “Investment Fund,” a consolidated variable interest entity (see Note 12).  Under this arrangement, Verso Holdings loaned $23 million to Verso Finance at an interest rate of 6.5% per year and with a maturity of December 29, 2040, and Verso Finance, in turn, loaned the funds on similar terms to the Investment Fund.  The Investment Fund then contributed the loan proceeds to certain community development entities, which, in turn, loaned the funds on similar terms to Verso Quinnesec REP LLC as partial financing for the renewable energy project at our mill in Quinnesec, Michigan.  As of both March 31, 2015, and December 31, 2014, Verso Holdings had a $23 million long-term receivable due from Verso Finance, representing these funds and immaterial accrued interest receivable, while the Investment Fund had an outstanding loan of $23 million due to Verso Finance and immaterial accrued interest payable.  In addition, for both the three-month periods ended March 31, 2015 and 2014, Verso Holdings recognized immaterial interest income from Verso Finance and the Investment Fund recognized immaterial interest expense to Verso Finance.

11. RESTRUCTURING CHARGES
Bucksport Mill Closure - On October 1, 2014, Verso announced plans to close our paper mill in Bucksport, Maine, and we ceased paper manufacturing operations in December 2014. The mill closure reduced Verso’s coated groundwood paper production capacity by approximately 350,000 tons and its specialty paper production capacity by approximately 55,000 tons.

The following table details the charges incurred related primarily to the Bucksport mill closure in 2014 and attributable to the paper segment as included in Restructuring charges on our accompanying condensed consolidated statements of operations:

	Three Months Ended
	March 31,
(Dollars in millions)	2015	Cumulative Incurred
Property and equipment	$—	$89
Severance and benefit costs	—	27
Write-off of spare parts and inventory	—	14
Write-off of purchase obligations and commitments	6	8
Other miscellaneous costs	3	6
Total restructuring costs	$9	$144

The following details the changes in our restructuring reserve liabilities related to the Bucksport shutdown during the three months ended March 31, 2015, which are included in Accrued liabilities on our condensed consolidated balance sheets:

Three Months Ended
March 31,
(Dollars in millions)	2015
Beginning balance of reserve	$24
Severance and benefit payments	(21)
Purchase obligations	6
Payments on purchase obligations	(7)
Severance and benefit reserve adjustments	—
Ending balance of reserve	$2

NewPage Acquisition Restructuring - As part of the NewPage acquisition, Verso is executing a restructuring of its operations to integrate the historical Verso and NewPage operations, generate cost savings and capture synergies across the combined company. During the three-month period ended March 31, 2015, we incurred restructuring charges related to severance and benefit costs associated with the restructuring of our operations of $13 million, of which $12 million was attributable to the paper segment.
The following details the changes in our restructuring reserve liabilities related to the NewPage acquisition during the three months ended March 31, 2015, which are included in Accrued liabilities on our condensed consolidated balance sheets:

Three Months Ended
March 31,
(Dollars in millions)	2015
Beginning balance of reserve	$—
Severance and benefit costs	13
Severance and benefit payments	(2)
Ending balance of reserve	$11

There were no restructuring costs incurred during the three months ended March 31, 2014.

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

The following table summarizes the impact of the VIE consolidated by Verso Holdings as of March 31, 2015, and December 31, 2014:

	VERSO		VERSO HOLDINGS
	March 31,	December 31,	March 31,	December 31,
(Dollars in millions)	2015	2014	2015	2014
Total assets	$—	$—	$23	$23
Long-term debt	—	—	23	23
Other non-current liabilities	8	8	8	8
Total liabilities	$8	$8	$31	$31
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

14. INFORMATION BY INDUSTRY SEGMENT

In January 2015, as a result of the NewPage acquisition, Verso reorganized its reportable segments as a result of a change in the way the Chief Executive Officer, who serves as the Chief Operating Decision Maker, or “CODM,” manages and evaluates the business. Based on the information that the CODM utilizes to manage and evaluate the business, it was determined that the operating segments represent two segments, paper and pulp. Our paper segment now includes the historical coated and other segments. As a result of these changes in segment reporting, all historical segment information has been revised to conform to the new presentation, with no resulting impact on the condensed consolidating results of operations.
Our paper products are used primarily in media and marketing applications, including catalogs, magazines, and commercial printing applications such as high-end advertising brochures, annual reports, and direct-mail advertising.  Our market kraft pulp is used to manufacture printing, writing, and specialty paper grades and tissue products. Our assets are utilized across segments in our integrated mill system and are not identified by segment or reviewed by management on a segment basis. We operate primarily in one geographic segment, North America.

The following table summarizes the industry segment data for the three-month periods ended March 31, 2015 and 2014:

	Three Months Ended
	March 31,
(Dollars in millions)	2015	2014
Net sales
Paper	$748	$263
Pulp	63	36
Intercompany Eliminations	(5)	—
Total	$806	$299
Operating loss
Paper	$(44)	$(51)
Pulp	(12)	4
Total	$(56)	$(47)
Depreciation, amortization, and depletion
Paper	$51	$21
Pulp	6	5
Total	$57	$26
Capital expenditures
Paper	$7	$13
Pulp	2	3
Total	$9	$16
Certain amounts in the prior year presentation have been reclassified to conform to the current year presentation.

15. CONDENSED CONSOLIDATING FINANCIAL INFORMATION

Presented below are Verso Holdings’ consolidating balance sheets, statements of operations and comprehensive income, and statements of cash flows, as required by Rule 3-10 of Regulation S-X of the Securities Exchange Act of 1934, as amended.  The consolidating financial statements have been prepared from Verso Holdings’ financial information on the same basis of accounting as the condensed consolidated financial statements.  Investments in our subsidiaries are accounted for under the equity method.  Accordingly, the entries necessary to consolidate Verso Holdings’ subsidiaries that guaranteed the obligations under the debt securities described below are reflected in the Eliminations column.

Verso Holdings, or the “Parent Issuer,” and its direct, 100% owned subsidiary, Verso Paper Inc., or the “Subsidiary Issuer,” are the issuers of the 11.75% Senior Secured Notes due 2019, the 11.75% Secured Notes due 2019, the 13% Second Priority Senior Secured Notes due 2020, the 16% Senior Subordinated Notes due 2020, the 8.75% Second Priority Senior Secured Notes due 2019, the 11.38% Senior Subordinated Notes due 2016, or collectively, the “Notes.”  In accordance with ASU 2013-04 related to joint and several liability arrangements, the Notes have been recorded by the Parent Issuer as it is the intent of the issuers for the Parent Issuer to settle the obligation. The Notes are jointly and severally guaranteed on a full and unconditional basis by the Parent Issuer’s direct and indirect, 100% owned subsidiaries, excluding the Subsidiary Issuer, NewPage Corporation, Bucksport Leasing LLC, Verso Quinnesec REP LLC, Verso Bucksport Power LLC, and Verso Androscoggin Power LLC, or collectively, the “Guarantor Subsidiaries.”  As of March 31, 2015, NewPage Corporation is presented as a Non-Guarantor Subsidiary. Chase NMTC Verso Investment Fund, LLC, a consolidated VIE of Verso Holdings, and all other entities specifically aforementioned are in “Other.”

Verso Paper Holdings LLC
Condensed Consolidating Balance Sheet
March 31, 2015

	Parent	Subsidiary	Guarantor	Non- Guarantor
(Dollars in millions)	Issuer	Issuer	Subsidiaries	Subsidiary	Other	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$—	$—	$5	$9	$—	$—	$14
Accounts receivable, net	—	—	86	194	—	—	280
Inventories	—	—	121	415	—	—	536
Prepaid expenses and other assets	—	—	8	22	—	—	30
Current assets	—	—	220	640	—	—	860
Property, plant, and equipment, net	—	—	494	1,536	23	—	2,053
Intercompany/affiliate receivable	1,380	—	8	19	31	(1,438)	—
Intangibles and other assets, net(1)	—	—	87	55	1	(5)	138
Total assets	$1,380	$—	$809	$2,250	$55	$(1,443)	$3,051
LIABILITIES AND MEMBER’S EQUITY
Accounts payable	$—	$—	$52	$154	$—	$—	$206
Accrued liabilities	43	—	69	131	—	—	243
Current maturities of long-term debt	—	—	—	13	—	—	13
Current liabilities	43	—	121	298	—	—	462
Intercompany/affiliate payable	—	—	1,399	4	35	(1,438)	—
Investment in subsidiaries	187	—	14	—	—	(201)	—
Long-term debt(2)	1,956	—		836	23	(5)	2,810
Other liabilities	—	—	53	524	8	—	585
Member’s (deficit) equity	(806)	—	(778)	588	(11)	201	(806)
Total liabilities and equity	$1,380	$—	$809	$2,250	$55	$(1,443)	$3,051

(1)	Intangibles and other assets, net of Guarantor Subsidiaries include $23 million of a long-term note receivable from Verso Finance.

(2)	Long-term debt of Non-Guarantor Affiliate is payable to Verso Finance.

Verso Paper Holdings LLC
Condensed Consolidating Balance Sheet
December 31, 2014

	Parent	Subsidiary	Guarantor	Non- Guarantor
(Dollars in millions)	Issuer	Issuer	Subsidiaries	Subsidiary	Other	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$—	$—	$6	$—	$—	$—	$6
Accounts receivable, net	—	—	88	—	—	—	88
Inventories	—	—	110	—	—	—	110
Assets held for sale	—	—	60	—	1	—	61
Prepaid expenses and other assets	—	—	9	—	2	—	11
Current assets	—	—	273	—	3	—	276
Property, plant, and equipment, net	—	—	508	—	23	—	531
Intercompany/affiliate receivable	1,397	—	2	—	58	(1,457)	—
Intangibles and other assets, net(1)	—	—	93	—	1	—	94
Total assets	$1,397	$—	$876	$—	$85	$(1,457)	$901
LIABILITIES AND MEMBER’S EQUITY
Accounts payable	$—	$—	$63	$—	$—	$—	$63
Accrued liabilities	77	—	128	—	1	—	206
Current maturities of long-term debt	—	—	—	—	30	—	30
Liabilities related to assets held for sale	—	—	2	—	—	—	2
Current liabilities	77	—	193	—	31	—	301
Intercompany/affiliate payable	—	—	1,423	—	34	(1,457)	—
Investment in subsidiaries	803	—	13	—	—	(816)	—
Long-term debt(2)	1,297	—	—	—	23	—	1,320
Other liabilities	—	—	52	—	8	—	60
Member’s (deficit) equity	(780)	—	(805)	—	(11)	816	(780)
Total liabilities and equity	$1,397	$—	$876	$—	$85	$(1,457)	$901

(1)	Intangibles and other assets, net of Guarantor Subsidiaries include $23 million of a long-term note receivable from Verso Finance.

(2)	Long-term debt of Non-Guarantor Affiliate is payable to Verso Finance.

(3)	Certain amounts in the prior year presentation have been reclassified to conform to the current year presentation.

Verso Paper Holdings LLC
Condensed Consolidating Statements of Operations and Comprehensive Income
Three Months Ended March 31, 2015

	Parent	Subsidiary	Guarantor	Non- Guarantor
(Dollars in millions)	Issuer	Issuer	Subsidiaries	Subsidiary	Other	Eliminations	Consolidated
Net sales	$—	$—	$258	$553	$1	$(6)	$806
Cost of products sold (exclusive of depreciation, amortization, and depletion)	—	—	239	495	—	(6)	728
Depreciation, amortization, and depletion	—	—	17	40	—	—	57
Selling, general, and administrative expenses	—	—	27	28	—	—	55
Restructuring charges	—	—	15	7	—	—	22
Other operating income	—	—	(12)	12	—	—	—
Interest income	(47)	—	—	—	—	47	—
Interest expense	47	—	47	18	1	(47)	66
Equity in net loss of subsidiaries	(122)	—	—	—	—	122	—
Net loss	$(122)	$—	$(75)	$(47)	$—	$122	$(122)
Other comprehensive income	—	—	—	—	—	—	—
Comprehensive loss	$(122)	$—	$(75)	$(47)	$—	$122	$(122)

Verso Paper Holdings LLC
Condensed Consolidating Statements of Operations and Comprehensive Income
Three Months Ended March 31, 2014

	Parent	Subsidiary	Guarantor	Non- Guarantor
(Dollars in millions)	Issuer	Issuer	Subsidiaries	Subsidiary	Other	Eliminations	Consolidated
Net sales	$—	$—	$299	$—	$—	$—	$299
Cost of products sold (exclusive of depreciation, amortization, and depletion)	—	—	302	—	—	—	302
Depreciation, amortization, and depletion	—	—	26	—	—	—	26
Selling, general, and administrative expenses	—	—	18	—	—	—	18
Interest income	(35)	—	—	—	—	35	—
Interest expense	35	—	34	—	—	(35)	34
Other loss, net	—	—	10	—	—	—	10
Equity in net loss of subsidiaries	(91)	—	—	—	—	91	—
Net loss	$(91)	$—	$(91)	$—	$—	$91	$(91)
Other comprehensive income	—	—	—	—	—	—	—
Comprehensive loss	$(91)	$—	$(91)	$—	$—	$91	$(91)
Certain amounts in the prior year presentation have been reclassified to conform to the current year presentation.

Verso Paper Holdings LLC
Condensed Consolidating Statements of Cash Flows
Three Months Ended March 31, 2015

	Parent	Subsidiary	Guarantor	Non- Guarantor
(Dollars in thousands)	Issuer	Issuer	Subsidiaries	Subsidiary	Other	Eliminations	Consolidated
Net cash used in operating activities	$—	$—	$(124)	$(80)	$—	$—	$(204)
Cash flows from investing activities:
Proceeds from sale of assets	—	—	50	1	—	—	51
Transfers from (to) restricted cash	—	—	2	—	—	—	2
Capital expenditures	—	—	(3)	(6)	—	—	(9)
Acquisition, net of cash acquired	—	—	—	128	—	—	128
Investment in parent securities	—	—	—	(5)	—	—	(5)
Return of capital to Parent Issuer	73	—	—	—	—	(73)	—
Advances to subsidiaries	(178)	—	—	—	—	178	—
Payments from subsidiaries	74	—	—	—	—	(74)	—
Net cash (used in) provided by investing activities	(31)	—	49	118	—	31	167
Cash flows from financing activities:
Borrowings on revolving credit facilities	75	—	—	242	—	—	317
Payments on revolving credit facilities	(44)	—	—	(198)	(30)	—	(272)
Return of capital to Parent Issuer	—	—	—	(73)	—	73	—
Advances from parent	—	—	148	—	30	(178)	—
Payments to parent	—	—	(74)	—	—	74	—
Net cash provided by (used in) financing activities	31	—	74	(29)	—	(31)	45
Change in cash and cash equivalents	—	—	(1)	9	—	—	8
Cash and cash equivalents at beginning of period	—	—	6	—	—	—	6
Cash and cash equivalents at end of period	$—	$—	$5	$9	$—	$—	$14

Verso Paper Holdings LLC
Condensed Consolidating Statements of Cash Flows
Three Months Ended March 31, 2014

				Non-
	Parent	Subsidiary	Guarantor	Guarantor
(Dollars in millions)	Issuer	Issuer	Subsidiaries	Subsidiary	Other	Eliminations	Consolidated
Net cash used in operating activities	$—	$—	$(96)	$—	$—	$—	$(96)
Cash flows from investing activities:
Transfers to restricted cash	—	—	2	—	—	—	2
Capital expenditures	—	—	(16)	—	—	—	(16)
Other investing activities	—	—	5	—	—	—	5
Advances to subsidiaries	(135)	—	—	—	—	135	—
Payments from subsidiaries	37	—	—	—	—	(37)	—
Net cash used in investing activities	(98)	—	(9)	—	—	98	(9)
Cash flows from financing activities:
Borrowings on revolving credit facilities	135	—	—	—	—	—	135
Payments on revolving credit facilities	(37)	—	—	—	—	—	(37)
Advances from parent	—	—	135	—	—	(135)	—
Payments to parent	—	—	(37)	—	—	37	—
Net cash provided by financing activities	98	—	98	—	—	(98)	98
Change in cash and cash equivalents	—	—	(7)	—	—	—	(7)
Cash and cash equivalents at beginning of period	—	—	11	—	—	—	11
Cash and cash equivalents at end of period	$—	$—	$4	$—	$—	$—	$4
Certain amounts in the prior year presentation have been reclassified to conform to the current year presentation.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a leading North American producer of printing and specialty papers and pulp. Our papers are used primarily in commercial printing, media and marketing applications, including magazines, catalogs, books, direct mail, corporate collateral, retail inserts and label and converting, flexible packaging and technical paper applications.  We also produce and sell market kraft pulp which is used to manufacture printing and writing paper grades and tissue products. Headquartered in Memphis, Tennessee, with a business center in Miamisburg, Ohio, Verso operates eight mills strategically located in Kentucky, Maine, Maryland, Michigan, Minnesota and Wisconsin with a total annual paper production capacity of approximately 3.6 million tons.

Financial Summary

On January 3, 2014, Verso, Verso Merger Sub Inc., a Delaware corporation and an indirect, wholly owned subsidiary of Verso, or “Merger Sub,” and NewPage Holdings Inc., a Delaware corporation, or “NewPage,” entered into an Agreement and Plan of Merger, or the “Merger Agreement,” pursuant to which the parties agreed to merge Merger Sub with and into NewPage on the terms and subject to the conditions set forth in the Merger Agreement, with NewPage surviving the merger as an indirect, wholly owned subsidiary of Verso. On January 7, 2015, Verso consummated the acquisition of NewPage through the merger of Merger Sub, with and into NewPage, or the “NewPage acquisition,” pursuant to the Merger Agreement. As a result of the merger of Merger Sub with and into NewPage, Merger Sub’s separate corporate existence ceased and NewPage continued as the surviving corporation and an indirect, wholly owned subsidiary of Verso. As the NewPage acquisition was consummated in the current reporting period, management’s discussion and analysis of financial condition and results of operations for the quarter ended March 31, 2015, include the impact of NewPage’s operations on our business.

Results of Operations

The following table sets forth the historical results of operations of Verso and Verso Holdings for the periods indicated below.  The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and notes thereto included elsewhere in this quarterly report.  All assets, liabilities, income, expenses and cash flows presented for all periods represent those of Verso’s indirect, wholly owned subsidiary, Verso Holdings, in all material respects, except for Verso’s common stock transactions and Verso Finance’s debt obligation and related financing costs and interest expense.  Unless otherwise noted, the information provided pertains to both Verso and Verso Holdings.

	VERSO		VERSO HOLDINGS
	Three Months Ended		Three Months Ended
	March 31,		March 31,
(Dollars in millions)	2015	2014	2015	2014
Net sales	$806	$299	$806	$299
Costs and expenses:
Cost of products sold - (exclusive of depreciation, amortization, and depletion)	728	302	728	302
Depreciation, amortization, and depletion	57	26	57	26
Selling, general, and administrative expenses	55	18	55	18
Restructuring charges	22	—	22	—
Total operating expenses	862	346	862	346
Operating loss	(56)	(47)	(56)	(47)
Interest expense	66	34	66	34
Other loss, net	—	10	—	10
Loss before income taxes	(122)	(91)	(122)	(91)
Net loss	$(122)	$(91)	$(122)	$(91)

First Quarter of 2015 Compared to First Quarter of 2014

Net Sales.  Net sales for the first quarter of 2015 increased $507 million, or 170%, primarily due to the addition of net sales as a result of the NewPage acquisition, compared to the first quarter of 2014.

Sales volume for the first quarter of 2015 increased 557,000 tons, or 150%, primarily due to the addition of sales volume resulting from the NewPage acquisition.

Average sales price per ton for paper for the first quarter of 2015 increased 7% primarily due to the addition of a different mix of paper products acquired from NewPage, while average sales price per ton for pulp declined 7%.

Cost of sales.  Cost of products sold, excluding depreciation, amortization, and depletion expenses, increased $426 million, or 141%, while depreciation, amortization, and depletion expenses increased $31 million, or 119%, primarily due to incremental costs as a result of the NewPage acquisition.  Our gross margin was 9.7% for the first quarter of 2015 compared to (1.0)% for the first quarter of 2014.

Selling, general, and administrative.  Selling, general, and administrative expenses increased primarily due to incremental expenses of $37 million, or 206%, as a result of the NewPage acquisition.

Restructuring charges. Restructuring charges of $22 million during the first quarter of 2015, consist of severance and benefit costs related to efforts to integrate the legacy Verso and NewPage operations, costs incurred to generate cost savings and capture synergies across the combined company, and expenses related to the sale of the Bucksport mill.

Interest expense.  Interest expense for the first quarter of 2015 was $66 million compared to $34 million for the first quarter of 2014 reflecting the addition of the NewPage ABL Facility and NewPage Term Loan Facility, the New First Lien Notes issued in connection with the acquisition and changes resulting from the completion of the second lien and subordinated notes exchange offers.

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

Because EBITDA and Adjusted EBITDA are not measurements determined in accordance with accounting principles generally accepted in the United States of America, or “GAAP,” and are susceptible to varying calculations, EBITDA and Adjusted EBITDA, as presented, may not be comparable to other similarly titled measures presented by other companies.  You should consider our EBITDA and Adjusted EBITDA in addition to, and not as a substitute for, or superior to, our operating or net income or cash flows from operating activities, which are determined in accordance with GAAP.

	VERSO
	Three Months	Year	Three Months	Twelve Months
	Ended	Ended	Ended	Ended
	March 31,	December 31,	March 31,	March 31,
(Dollars in millions)	2014	2014	2015	2015
Cash flows from operating activities	$(96)	$(58)	$(204)	$(166)
Income tax benefit	—	(3)	—	(3)
Amortization of debt issuance costs	(2)	(8)	(1)	(7)
Accretion of discount on long-term debt	—	(1)	(1)	(2)
Trademark impairment	—	(6)	—	(6)
Equity award expense	—	(2)	(1)	(3)
Interest expense	34	142	66	174
Asset impairment	—	(102)	—	(102)
Other, net	(13)	(2)	6	17
Changes in assets and liabilities, net	46	(83)	136	7
EBITDA	(31)	(123)	1	(91)
Restructuring charges (1)	—	141	22	163
Integration (2)	—	—	5	5
NewPage acquisition-related costs (3)	10	39	19	48
Hedge losses (gains) (4)	12	17	(5)	—
Equity award expense (5)	—	2	1	3
Trademark impairment (6)	—	6	—	6
Other items, net (7)	1	2	1	2
Adjusted EBITDA before pro forma effects of profitability program	(8)	84	44	136

(1)	Represents costs primarily attributable to the closure of the Bucksport mill and the costs associated with reorganizing the business after the NewPage acquisition.

(2)	Represents costs associated with efforts to integrate the legacy Verso and NewPage operations, generate cost savings and capture synergies across the combined company.

(3)	Represents costs incurred in connection with the NewPage acquisition, including one-time impacts of purchase accounting.

(4)	Represents unrealized losses (gains) on energy-related derivative contracts.

(5)	Represents amortization of non-cash incentive compensation.

(6)	Represents non-cash impairment charge on trademarks.

(7)	Represents miscellaneous non-cash and other earnings adjustments.

	VERSO
	Three Months	Year	Three Months	Twelve Months
	Ended	Ended	Ended	Ended
	March 31,	December 31,	March 31,	March 31,
(Dollars in millions)	2014	2014	2015	2015
Net loss	$(91)	$(353)	$(122)	$(384)
Income tax benefit	—	(3)	—	(3)
Interest expense	34	142	66	174
Depreciation, amortization, and depletion	26	91	57	122
EBITDA	$(31)	$(123)	$1	$(91)

Seasonality

We are exposed to fluctuations in quarterly net sales volumes and expenses due to seasonal factors common in the coated paper industry.  Typically, the first two quarters are our slowest quarters due to lower demand for coated paper during this period.  Our third quarter is generally our strongest quarter, reflecting an increase in printing related to end-of-year magazines, increased end-of-year direct mailings, and holiday season catalogs.  Our working capital and accounts receivable generally peak in the third quarter, while inventory generally peaks in the second quarter in anticipation of the third quarter season.  We expect our seasonality trends to continue for the foreseeable future.

Liquidity and Capital Resources

We have historically relied primarily upon cash flow from operations and borrowings under our revolving credit facilities to finance operations, capital expenditures, and debt service requirements.  We are a highly leveraged company. As of March 31, 2015, we had $2,787 million in borrowings outstanding under our existing financing arrangements, including the revolving credit facility and the floating rate senior secured term loan issued by NewPage Corp. Also as of March 31, 2015, $35 million was available for future borrowings under the Verso Holdings revolving credit facilities, and $155 million was available for future borrowings under the NewPage Corp revolving credit facility. Our debt arrangements contain financial and other restrictive covenants that limit our ability to engage in activities that may be in our long-term best interests. Failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all of our debts. If we are unable to repay our indebtedness when due or declared due, our lenders also will have the right to proceed against the collateral pledged to them to secure the indebtedness. Our indebtedness requires us to dedicate a substantial portion of our cash flows from operations to payments for our debt service, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, research and development efforts, and other corporate purposes. In addition, our indebtedness increases our vulnerability to adverse economic and industry conditions and places us at a competitive disadvantage compared to competitors that have less debt.

Our ability to achieve our future projected operating results is largely based on the successful integration of NewPage, the borrowing availability of the combined company, and the synergies and operational cost reduction and earnings enhancement initiatives expected to be achieved from the NewPage acquisition. If the integration of NewPage into our business is not completed within the expected time frame, the synergies and other benefits that we expect to achieve could be materially and adversely affected, and these situations could result in additional transaction costs, loss of revenue or other effects associated with uncertainty about the NewPage acquisition. If we are unable to meet our projected performance targets, our liquidity could be adversely impacted and we may need to seek additional sources of liquidity. Our future performance could adversely affect our ability to raise additional capital to fund our operations, and there is no assurance that financing will be available in a sufficient amount, on acceptable terms, or on a timely basis.

Our ability to continue as a going concern is dependent on management’s plans, which are primarily centered on the synergies expected to be achieved from the NewPage acquisition. We have certain significant cash outflow requirements over the next twelve months outside of normal paper mill operations, including our current debt service requirements and transaction and integration costs associated with the NewPage acquisition. While we believe that our future operating results will provide sufficient cash flows to fund our operations, debt service requirements, and capital expenditures, our projected future operating results are subject to material uncertainties, especially those related to our ability to successfully capitalize on the operational benefits of the NewPage acquisition.

We believe that our plans for the integration of NewPage, together with cash flows from operations and available borrowings under our revolving credit facilities, are sufficient to allow us to meet our current and future obligations, pay scheduled principal and interest payments, and provide funds for working capital, capital expenditures, and other needs of the business for at least the next twelve months. However, no assurance can be given that our integration of NewPage will be successful or that we will be able to generate sufficient cash flows from operations or that future borrowings will be available under our revolving credit facilities in an amount sufficient to fund our liquidity needs on a long-term basis.

As we focus on managing our expenses and cash flows, we continue to assess and implement, as appropriate, various earnings enhancement and expense reduction initiatives.  Management has developed a company-wide cost reduction program and expects to yield approximately $38 million of additional cost reductions, of which approximately $33 million are expected to be realized in the remainder of 2015 and the remaining $5 million are expected to be realized in 2016. We continue to search for and develop additional cost saving measures; however, no assurance can be given that the anticipated benefits we project will be realized as expected or at all. In addition, we continue to evaluate selling non-strategic assets in the future to obtain additional liquidity.

Verso’s and Verso Holdings’ cash flows from operating, investing and financing activities, as reflected in the accompanying condensed consolidated statements of cash flows, are summarized in the following table.

	VERSO		VERSO HOLDINGS
	Three Months Ended		Three Months Ended
	March 31,		March 31,
(Dollars in millions)	2015	2014	2015	2014
Net cash (used in) provided by:
Operating activities	$(204)	$(96)	$(204)	$(96)
Investing activities	167	(9)	167	(9)
Financing activities	45	98	45	98
Net change in cash and cash equivalents	$8	$(7)	$8	$(7)

Operating activities.  In the first quarter of 2015, Verso’s net cash used in operating activities of $204 million reflects a net loss of $122 million adjusted for non-cash depreciation, amortization, and accretion of $59 million and an increase in working capital of $126 million. The change in working capital reflected seasonal increases in inventory and a decrease in accrued liabilities primarily attributable to the scheduled semi-annual interest payments during the quarter as well as payments of Merger and Exchange Offer related expenses, and severance and other costs associated with the Bucksport closure and NewPage Acquisition.

In the first quarter of 2014, Verso’s net cash used in operating activities of $96 million reflected a net loss of $91 million adjusted for non-cash depreciation, amortization, depletion and accretion of $28 million and an increase in working capital of $47 million. The change in working capital reflected seasonal increases in inventory and a decrease in accrued liabilities primarily attributable to the scheduled semi-annual interest payments during the quarter. Verso Holdings’ operating cash flows are the same as those of Verso in all material respects.

Investing activities.  In the first quarter of 2015, Verso’s net cash provided by investing activities of $167 million reflects cash acquired in the NewPage acquisition of $128 million as well as proceeds from sale of assets including the sale of the Bucksport mill of $51 million and were offset by capital expenditures of $9 million.  This compares to $9 million of net cash used in investing activities in the first quarter of 2014, which reflected capital expenditures of $16 million. Verso Holdings’ investing cash flows are the same as those of Verso.

Financing activities.  In the first quarter of 2015, Verso’s net cash provided by financing activities was $45 million compared to net cash provided by financing activities of $98 million in the first quarter of 2014. Cash provided by financing activities in the first quarter of 2015 and 2014, resulted primarily from net borrowings on our revolving credit facilities. Verso Holdings’ financing cash flows are the same as those of Verso.

Indebtedness.  As of March 31, 2015, the principal amount of Verso’s total indebtedness was $2,674 million and the principal amount of Verso Holdings’ total indebtedness was $2,710 million, including $145 million on the NewPage ABL facility, $734 million on the NewPage Term Loan Facility, and $23 million loan from Verso Finance Holdings to Chase NMTC Verso Investment Fund. Note that the issuers and guarantors of Verso’s debt securities (including the New First Lien Notes) and the borrower and guarantors of Verso’s credit facilities do not guarantee the obligations under the NewPage ABL Facility or the NewPage Term Loan Facility, and the borrower and guarantors under the NewPage ABL Facility and the NewPage Term Loan Facility do not guarantee the obligations under Verso’s debt securities and credit facilities. As a result, following the consummation of the NewPage acquisition, the holders of Verso’s debt securities (including the New First Lien Notes) are structurally subordinated to the obligations under the NewPage ABL Facility and the NewPage Term Loan Facility to the extent of the value of the assets of the NewPage Subsidiaries.

Verso Holdings

Revolving Credit Facilities.  In 2012, Verso Holdings entered into revolving credit facilities consisting of a $150 million asset-based loan facility, or “ABL Facility,” and a $50 million cash-flow facility, or “Cash Flow Facility.” Verso Holdings’ ABL Facility had $47 million outstanding, $39 million in letters of credit issued, and $32 million available for future borrowing as of March 31, 2015.  Verso Holdings’ Cash Flow Facility had $47 million outstanding balance, no letters of credit issued, and $3 million available for future borrowing as of March 31, 2015.  The indebtedness under the revolving credit facilities bears interest at a floating rate based on a margin over a base rate or eurocurrency rate.  As of March 31, 2015, the applicable margin for advances under the ABL Facility was 1.25% for base rate advances and 2.25% for LIBOR advances, and the applicable margin for advances under the Cash Flow Facility was 3.75% for base rate advances and 4.75% for LIBOR advances.  As of March 31, 2015, the weighted-average interest rate on outstanding advances was 4.00%.  Verso Holdings is required to pay a commitment fee to the lenders in respect of the unused commitments under the ABL Facility at an annual rate of either 0.375% or 0.50%, based on daily average utilization, and under the Cash Flow Facility at an annual rate of 0.625%.  The indebtedness under the revolving credit facilities is guaranteed jointly and severally by Verso Finance and each of Verso Holdings’ subsidiaries, subject to certain exceptions, and the indebtedness and guarantees are senior secured obligations of Verso Holdings and the guarantors, respectively.  The indebtedness under the ABL Facility and related guarantees are secured by first-priority security interests, subject to permitted liens, in substantially all of Verso Holdings’, Verso Finance’s, and the subsidiary guarantors’ (excluding among other subsidiaries, NewPage Investment Company and its subsidiaries) inventory and accounts receivable, or “Verso ABL Priority Collateral,” and second-priority security interests, subject to permitted liens, in substantially all of their other assets, or “Notes Priority Collateral.”  The indebtedness under the Cash Flow Facility and related guarantees are secured, pari passu with the 11.75% Senior Secured Notes due 2019 and related guarantees, by first-priority security interests in the Notes Priority Collateral and second-priority security interests in the Verso ABL Priority Collateral.  The revolving facilities will mature on May 4, 2017. On January 3, 2014, Verso Holdings entered into certain amendments to the revolving credit facilities in connection with the NewPage acquisition, in which (a) the lenders under each of our revolving credit facilities consented to the NewPage acquisition and the other transactions contemplated by the Merger Agreement, including the incurrence of certain additional indebtedness, (b) the lenders consented to amendments to allow the sale and/or financing of certain non-core assets and (c) the parties agreed to amend our revolving credit facilities to allow for certain other transactions upon the consummation of the NewPage acquisition and the other transactions contemplated by the Merger Agreement.

11.75% Senior Secured Notes due 2019.  In 2012, Verso Holdings issued $345 million aggregate principal amount of 11.75% Senior Secured Notes due 2019.  In 2013, Verso Holdings issued $73 million aggregate principal amount of its 11.75% Senior Secured Notes due 2019 to certain lenders holding approximately $86 million aggregate principal amount of Verso Finance’s Senior Unsecured Term Loans, and net accrued interest through the closing date, at an exchange rate of 85%, in exchange for the assignment to Verso Finance of its Senior Unsecured Term Loans and the cancellation of such loans. After such exchange there were no longer any outstanding Senior Unsecured Term Loans.

The 11.75% Senior Secured Notes due 2019 issued in 2012 and 2013 constitute one class of securities. The notes bear interest, payable semi-annually, at the rate of 11.75% per year.  The notes are guaranteed jointly and severally on a senior secured basis, by each of Verso Holdings’ existing domestic subsidiaries that guarantee its senior secured credit facility and by each of its future domestic subsidiaries that guarantees certain of its debt or issues disqualified stock.  The indebtedness under the notes and related guarantees are secured, pari passu with the Cash Flow Facility and related guarantees, by first-priority security interests in the Notes Priority Collateral and second-priority security interests in the ABL Priority Collateral.  The notes will mature on January 15, 2019.

On January 7, 2015, in connection with the consummation of the NewPage acquisition, Verso Holdings issued $650 million aggregate principal amount of 11.75% Senior Secured Notes due 2019, or the “2015 First Lien Notes,” to the stockholders of NewPage as partial consideration in the NewPage acquisition. The 2015 First Lien Notes were issued pursuant to an indenture, or the “2015 First Lien Notes Indenture,” among Verso Holdings, certain subsidiaries of Verso Holdings, as guarantors, and Wilmington Trust, National Association, as trustee. The 2015 First Lien Notes bear interest, payable semi-annually, at the rate of 11.75% per year. The 2015 First Lien Notes are guaranteed, jointly and severally, on a senior secured basis, by each of Verso Holdings’ existing domestic subsidiaries that guarantees its senior secured credit facility and by each of its future domestic subsidiaries that guarantees certain of its debt or issues disqualified stock (including NewPage Holdings Inc., but not guaranteed by any of its subsidiaries). The 2015 First Lien Notes and the related guarantees are secured by first-priority liens in the collateral owned by Verso Holdings and the guarantor, subject to certain permitted liens and exceptions as further described in the 2015 First Lien Notes Indenture and the related security documents. The collateral consists of substantially all of Verso Holdings’ and the guarantors’ tangible and intangible assets securing Verso Holdings’ existing senior secured credit facility, which exclude certain capital stock and other securities of its affiliates and other property. The 2015 First Lien Notes will mature on January 15, 2015.

11.75% Secured Notes due 2019. In 2012, Verso Holdings issued $272 million aggregate principal amount of 11.75% Secured Notes due 2019.  The notes bear interest, payable semi-annually, at the rate of 11.75% per year.  The notes are guaranteed jointly and severally by each of Verso Holdings’ subsidiaries, subject to certain exceptions, and the notes and guarantees are senior secured obligations of Verso Holdings and the guarantors, respectively.  The notes and related guarantees are secured by security interests, subject to permitted liens, in substantially all of Verso Holdings’ and the guarantors’ tangible and intangible assets.  The security interests securing the notes rank junior to those securing the obligations under the ABL Facility, the Cash Flow Facility, and the 11.75% Senior Secured Notes due 2019 and rank senior to those securing the 8.75% Second Priority Senior Secured Notes due 2019.  The notes will mature on January 15, 2019.

13% Second Priority Senior Secured Notes due 2020. On July 2, 2014, the Issuers commenced an offer to exchange any and all of the Issuers’ outstanding 8.75% Second Priority Senior Secured Notes due 2019, or “Old Second Lien Notes,” for their Second Priority Adjustable Senior Secured Notes, or “Adjustable Second Lien Notes,” and warrants issued by Verso that were mandatorily convertible on a one-for-one basis into shares of Verso’s common stock immediately prior to the NewPage acquisition, or “Warrants,” (we refer to this exchange offer as the “Second Lien Notes Exchange Offer”). On August 1, 2014, approximately $299 million aggregate principal amount of Old Second Lien Notes were tendered and accepted in exchange for a like amount of Adjustable Second Lien Notes and approximately 9.3 million Warrants in the Second Lien Notes Exchange Offer. The Warrants had no fair value at the date of the closing of the Second Lien Notes Exchange Offer.
On January 7, 2015, in connection with the consummation of the NewPage acquisition, the provisions of the Adjustable Second Lien Notes were adjusted as follows: (a) the principal amount of the notes have been adjusted such that a holder of $1,000 principal amount of notes immediately prior to the NewPage acquisition now holds $593.75 principal amount of notes (any adjusted notes that do not bear an authorized denomination have been rounded down); (b) the maturity date of the notes has been extended from February 1, 2019, to August 1, 2020; (c) the interest rate has been adjusted such that the notes bear interest from and after January 7, 2015 at a rate of 10% per annum payable entirely in cash plus 3% per annum payable entirely by increasing the principal amount of the outstanding notes or by issuing additional notes; (d) the optional redemption provisions have been adjusted as provided in the indenture governing the notes; and (e) certain other terms and conditions of the notes have been modified as set forth in the Adjustable Second Lien Notes Indenture. As a result of the principal adjustment, the outstanding principal amount of the Adjustable Second Lien Notes was reduced by approximately $121 million from approximately $299 million before January 7, 2015, to approximately $178 million afterwards.
16% Senior Subordinated Notes due 2020. On July 2, 2014, the Issuers also commenced an offer to exchange any and all of the Issuers’ outstanding 11.38% Senior Subordinated Notes due 2016, or “Old Subordinated Notes” for their new Adjustable Senior Subordinated Notes, or “Adjustable Subordinated Notes,” and Warrants (we refer to this exchange offer as the “Subordinated Notes Exchange Offer”). On August 1, 2014, approximately $102 million aggregate principal amount of Old Subordinated Notes were tendered and accepted in exchange for a like amount of Adjustable Subordinated Notes and approximately 5.4 million Warrants in the Subordinated Notes Exchange Offer. The Warrants had no fair value at the date of the closing of the Subordinated Notes Exchange Offer.
On January 7, 2015, in connection with the consummation of the NewPage acquisition, the provisions of the Adjustable Subordinated Notes were adjusted as follows: (a) the principal amount of the notes has been adjusted such that a holder of $1,000 principal amount of notes immediately prior to the NewPage acquisition now holds $620 principal amount of notes (any adjusted notes that do not bear an authorized denomination have been rounded down); (b) the maturity date of the notes has been extended from August 1, 2016, to August 1, 2020; (c) the interest rate has been adjusted such that the notes bear interest from and after the January 7, 2015 at a rate of 11% per annum payable entirely in cash plus 5% per annum payable entirely by increasing the principal amount of the outstanding notes or by issuing additional notes; (d) the optional redemption provisions have been adjusted as provided in the Adjustable Subordinated Notes Indenture; and (e) certain other terms and conditions of the notes have been modified as set forth in the Adjustable Subordinated Notes Indenture. As a result of the principal adjustment, the outstanding principal amount of the Adjustable Subordinated Notes was reduced by approximately $39 million from approximately $102 million before January 7, 2015, to approximately $63 million afterwards.

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
8.75% Second Priority Senior Secured Notes due 2019.  In 2011, Verso Holdings issued $396 million aggregate principal amount of 8.75% Second Priority Senior Secured Notes due 2019, or “Old Second Lien Notes.”  The Old Second Lien Notes bear interest, payable semi-annually, at the rate of 8.75% per year.  The Old Second Lien Notes are guaranteed jointly and severally by each of Verso Holdings’ subsidiaries, subject to certain exceptions, and the notes and guarantees are senior secured obligations of Verso Holdings and the guarantors, respectively.  On August 1, 2014, approximately $299 million aggregate principal amount of Old Second Lien Notes were tendered and accepted in exchange for a like amount of New Second Lien Notes and approximately 9.3 million Warrants in the Second Lien Notes Exchange Offer. Following the settlement of the Second Lien Notes Exchange Offer, approximately $97 million aggregate principal amount of the Old Second Lien Notes remain outstanding. As of August 1, 2014, the Old Second Lien Notes were amended by a supplemental indenture so as to (a)

eliminate or waive substantially all of the restrictive covenants contained in the indenture governing such notes, (b) eliminate certain events of default, (c) modify covenants regarding mergers and consolidations, and (d) modify or eliminate certain other provisions, including, in some cases, certain provisions relating to defeasance, contained in such indenture and such notes. In addition, as of August 1, 2014, the Old Second Lien Notes are no longer secured by any collateral. The Old Second Lien Notes will mature on February 1, 2019.

11.38% Senior Subordinated Notes due 2016.  In 2006, Verso Holdings issued $300 million aggregate principal amount of 11.38% Senior Subordinated Notes due 2016, or “Old Subordinated Notes.” The Old Subordinated Notes bear interest, payable semi-annually, at the rate of 11.38% per year.  The Old Subordinated Notes are guaranteed jointly and severally by each of Verso Holdings’ subsidiaries, subject to certain exceptions, and the notes and guarantees are unsecured senior subordinated obligations of Verso Holdings and the guarantors, respectively.  On August 1, 2014, approximately $102 million aggregate principal amount of the Old Subordinated Notes were tendered and accepted in exchange for a like amount of New Subordinated Notes and approximately 5.4 million Warrants in the Subordinated Notes Exchange Offer. Following the settlement of the Subordinated Notes Exchange Offer, approximately $41 million aggregate principal amount of the Old Subordinated Notes remain outstanding. As of August 1, 2014, the Old Subordinated Notes were amended by a supplemental indenture so as to (a) eliminate or waive substantially all of the restrictive covenants contained in the indenture governing such notes, (b) eliminate certain events of default, (c) modify covenants regarding mergers and consolidations, and (d) modify or eliminate certain other provisions, including, in some cases, certain provisions relating to defeasance, contained in such indenture and such notes. The Old Subordinated Notes will mature on August 1, 2016.

Loan from Verso Finance / Verso Holdings.  In 2010, Verso Quinnesec REP LLC, an indirect, wholly owned subsidiary of Verso Holdings, entered into a financing transaction with Chase NMTC Verso Investment Fund, LLC, or the “Investment Fund,” a consolidated variable interest entity.  Under this arrangement, Verso Holdings loaned $23 million to Verso Finance at an interest rate of 6.5% per year and with a maturity of December 29, 2040, and Verso Finance, in turn, loaned the funds on similar terms to the Investment Fund.  The Investment Fund then contributed the loan proceeds to certain community development entities, which, in turn, loaned the funds on similar terms to Verso Quinnesec REP LLC as partial financing for the renewable energy project at our mill in Quinnesec, Michigan.

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

Warrants. On August 1, 2014, Verso issued 14,701,832 Warrants that were mandatorily convertible on a one-for-one basis into shares of Verso common stock immediately prior to the consummation of the NewPage acquisition (and are not otherwise exercisable or convertible). The Warrants were issued by Verso as part of the consideration for the approximately $299 million aggregate principal amount of Old Second Lien Notes and approximately $102 million aggregate principal amount of Old Subordinated Notes that were tendered and accepted in the Exchange Offers. On January 7, 2015, in connection with the consummation of the NewPage acquisition these Warrants converted into a like number of shares of Verso common stock.

NewPage Corp
Revolving Credit Facility. On February 11, 2014, NewPage Corporation, or “NewPage Corp,” entered into a $350 million senior secured asset-backed revolving credit facility, or the “NewPage ABL Facility.” The NewPage ABL Facility is with certain lenders and Barclays Bank PLC, as administrative agent and collateral agent; BMO Harris Bank N.A., as co-collateral agent; Barclays Bank PLC, Credit Suisse Securities (USA) LLC, UBS Securities LLC, BMO Capital Markets Corp. and Wells Fargo Bank, National Association, as joint lead arrangers and joint book runners; and Credit Suisse AG, UBS Securities LLC, BMO Harris Bank N.A. and Wells Fargo Bank and National Association, as co-syndication agents. As of March 31, 2015, the NewPage ABL Facility had $145 million outstanding balance, $38 million letters of credit issued, and $155 million available for future borrowing. Amounts drawn under the NewPage ABL Facility bear annual interest at either the LIBOR rate plus a margin of 1.75% to 2.25% or at a base rate plus a margin of 0.75% to 1.25%. The interest rate margins on the NewPage ABL Facility are subject to adjustments based on the average availability of the NewPage ABL Facility. As of March 31, 2015, the weighted-average interest rate on outstanding advances was 2.82%. NewPage Corp is also required to pay a commitment fee to the lenders in respect of the unutilized commitments under the revolving credit facilities and other customary fees. The security interest with respect to the NewPage ABL Facility consists of a first-priority lien with respect to most inventory, accounts receivable, bank accounts, and certain other assets of NewPage Corp, or “NewPage ABL Priority Collateral,” and a second-priority lien with respect to all other NewPage Corp assets, or “Term Loan Priority Collateral.” The NewPage ABL Facility will mature on February 11, 2019. The issuers and guarantors of Verso’s debt securities and the borrower and guarantors of Verso’s credit facilities do not guarantee the obligations under the NewPage ABL Facility, and the borrower and the guarantors under the NewPage ABL Facility do not guarantee the obligations under Verso’s debt securities and credit facilities.

 Floating Rate Senior Secured Term Loan. On February 11, 2014, NewPage Corp entered into a $750 million term loan facility, or “Term Loan Facility.” The Term Loan Facility is with Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent, Credit Suisse Securities (USA) LLC, Barclays Bank PLC, UBS Securities LLC and BMO Capital Markets Corp., as joint lead arrangers and joint book runners and Wells Fargo Bank, National Association, as documentation agent. Amounts drawn under the Term Loan Facility bear annual interest at either the LIBOR rate plus a margin of 8.25% or at a base rate plus a margin of 7.25%. The interest in effect for the Term Loan Facility at March 31, 2015 was 9.50%. The security interest with respect to the Term Loan Facility consists of a first-priority lien with respect to the Term Loan Priority Collateral and a second-priority lien with respect to the NewPage ABL Priority Collateral. The Term Loan Facility has scheduled principal payments due quarterly that begin on September 30, 2015. However, NewPage Corporation has the right to prepay loans under the Term Loan Facility at any time without premium or penalty, other than customary “breakage” costs with respect to LIBOR rate loans, subject, however, to a prepayment premium for optional prepayments of the Term Loan Facility with a new or replacement term loan facility with an “effective” interest rate less than that applicable to the Term Loan Facility equal to (1) 3.00% if prepaid prior to the first anniversary of the closing date, (2) 2.00% if prepaid on or after the first anniversary of the closing date and prior to the second anniversary of the closing date and (3) 1.00% if prepaid on or after the second anniversary of the closing date and prior to the third anniversary of the closing date. The Term Loan Facility is subject to mandatory prepayments in amounts equal to (1) 100% of the net cash proceeds of indebtedness by NewPage Corp or any of its subsidiary guarantors other than indebtedness permitted under the Term Loan Facility, (2) 100% of the net cash proceeds of any non-ordinary course sale or other disposition of assets by NewPage Corp or any of its subsidiary guarantors (including as a result of casualty or condemnation) (with customary exceptions, thresholds, and reinvestment rights of up to 12 months or 18 months if contractually committed to within 12 months), and (3) 75% of “excess cash flow” for each fiscal year beginning with the fiscal year ending December 31, 2015, subject to possible step-downs based on total net first lien leverage ratio thresholds. As such, immediately prior to the NewPage acquisition on January 7, 2015, $16 million in proceeds from the sale of Biron and Rumford mills were used to pay the September 2015 scheduled principal payment and a portion of the December 2015 scheduled principal payment on the Term Loan Facility, leaving $3 million due in December 2015. Quarterly installments due are $9 million for each quarter ending in 2016, $14 million for each quarter ending in 2017 and $19 million for each quarter ending in 2018 through 2020 with the remaining balance due on February 11, 2021. The issuers and guarantors of Verso’s debt securities and the borrower and guarantors of Verso’s credit facilities do not guarantee the obligations under the NewPage Term Loan Facility, and the borrower and the guarantors under the NewPage Term Loan Facility do not guarantee the obligations under Verso’s debt securities and credit facilities.

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

On January 7, 2015, in connection with the NewPage acquisition, Verso assumed $750 million term loan facility, or “Term Loan Facility,” originally issued by NewPage Corp. The Term Loan Facility requires the NewPage Corp to maintain a maximum total net leverage ratio on the last day of any fiscal quarter when loans are outstanding under the Term Loan Facility. The initial maximum total net leverage ratio threshold was 4.10 to 1.00 through the fiscal quarter ending September 30, 2014, stepping down every year thereafter to a maximum total net leverage ratio threshold of 3.50 to 1.00 for the fiscal quarter ending December 31, 2019 and thereafter.

As of March 31, 2015, both Verso Holdings and NewPage were in compliance with the covenants in our respective debt agreements.

Critical Accounting Policies

Our accounting policies are fundamental to understanding management’s discussion and analysis of financial condition and results of operations.  Our condensed consolidated financial statements are prepared in conformity with GAAP and follow general practices within the industry in which we operate.  The preparation of the financial statements requires management to make certain judgments and assumptions in determining accounting estimates.  Accounting estimates are considered critical if the estimate requires management to make assumptions about matters that were highly uncertain at the time the accounting estimate was made, and different estimates reasonably could have been used in the current period, or changes in the accounting estimate are reasonably likely to occur from period to period, that would have a material impact on the presentation of our financial condition, changes in financial condition or results of operations.

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

Pension benefit obligations. We offer various pension plans and other postretirement benefits to certain employees.  The calculation of the obligations and related expenses under these plans requires the use of actuarial valuation methods and assumptions, including the expected long-term rate of return on plan assets, discount rates, increases in future medical cost, and mortality rates.  Actuarial valuations and assumptions used in the determination of future values of plan assets and liabilities are subject to management judgment and may differ significantly if different assumptions are used. In accordance with GAAP, actual results that differ from assumptions are accumulated and amortized over future periods and, therefore, affect expense in future periods. Unrecognized prior service cost and actuarial gains and losses in the defined benefit pension and other postretirement benefit plans subject to amortization are amortized over the average remaining service of the participants.

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

Recent Accounting Developments

ASC Topic 605, Revenue Recognition. In May 2014, the FASB issued ASU 2014-09, Revenue From Contracts With Customers. This ASU will replace all current GAAP guidance on this topic and eliminate all industry-specific guidance. The new revenue recognition standard provides a unified model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. This guidance will be effective for periods beginning after December 15, 2016 and can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. We are evaluating the impact of adopting this new accounting standard on our condensed consolidated financial statements.

 ASC Topic 205, Presentation of Financial Statements-Going Concern. In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern. This ASU provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements. The ASU is effective for periods beginning after December 15, 2016. We are evaluating the impact of adopting this new accounting standard on our condensed consolidated financial statements.

ASC Topic 835, Interest. In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs. This ASU changes the presentation of debt issuance costs in financial statements. Under the ASU, an entity presents such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs is reported as interest expense. The ASU is effective for periods beginning after December 15, 2015. We are evaluating the impact of adopting this new accounting standard on our condensed consolidated financial statements.

Other new accounting pronouncements issued but not effective until after March 31, 2015, are not expected to have a significant effect on our consolidated financial statements.

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

We are primarily focused on serving two end-use segments: catalogs and magazines.  Coated paper demand is primarily driven by advertising and print media usage.  Advertising spending and magazine and catalog circulation tend to correlate with gross domestic product in the United States, as they rise with a strong economy and contract with a weak economy.

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

We reach our end-users through several channels, including printers, brokers, paper merchants, and direct sales to end-users.  We sell and market our products to approximately 300 customers.  During the first quarter, Veritiv Corporation. accounted for approximately 20% of our net sales.

Interest Rates

We have issued fixed- and floating-rate debt in order to manage our variability to cash flows from interest rates.  Borrowings under the revolving credit facilities and term loan accrue interest at variable rates.  The NewPage Term Loan Facility has a LIBOR floor of 1.25%. Assuming the Term Loan Facility interest rate is at or above the LIBOR floor, a 100 basis point increase in quoted interest rates on our outstanding floating-rate debt as of March 31, 2015, would increase annual interest expense by $10 million.  While we may enter into agreements limiting our exposure to higher interest rates, any such agreements may not offer complete protection from this risk.

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

We do not hedge the entire exposure of our operations from commodity price volatility for a variety of reasons.  To the extent that we do not hedge against commodity price volatility, our results of operations may be affected either favorably or unfavorably by a shift in the future price curve.  As of March 31, 2015, we had liabilities for net unrealized losses of $5 million on open commodity contracts with maturities of one to eighteen months.  These derivative instruments involve the exchange of net cash settlements, based on changes in the price of the underlying commodity index compared to the fixed price offering, at specified intervals without the exchange of any underlying principal.  A 10% decrease in commodity prices would have a negative impact of approximately $1 million on the fair value of such instruments.  This quantification of exposure to market risk does not take into account the offsetting impact of changes in prices on anticipated future energy purchases.

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

Energy.  We produce a significant portion of our energy needs for our paper mills from sources such as waste wood, waste water, hydroelectric facilities, liquid biomass from our pulping process, and internal energy cogeneration facilities.  Our external energy purchases vary across each of our mills and include fuel oil, natural gas, coal, and electricity.  While our internal energy production capacity and ability to switch between certain energy sources mitigates the volatility of our overall energy expenditures, we expect prices for energy to remain volatile for the foreseeable future. We utilize derivative contracts as part of our risk management strategy to manage our exposure to market fluctuations in energy prices.

Contractual Obligations

The following table reflects our contractual obligations and commercial commitments as of March 31, 2015, including those related to the NewPage acquisition. Commercial commitments include lines of credit, guarantees, and other potential cash outflows resulting from a contingent event that requires our performance pursuant to a funding commitment.

	Payments due by period
		Less than			More than
(Dollars in millions)	Total	1 year	1-3 years	3-5 years	5 years
Debt(1)	$3,919	$161	$761	$2,143	$854
Loan from Verso Paper Finance Holdings LLC	61	1	3	3	54
Operating leases	21	9	9	3	—
Purchase obligations(2)	455	129	132	84	110
Other long-term liabilities(3)	42	3	4	4	31
Total contractual obligations for Verso Holdings	4,498	303	909	2,237	1,049
Debt for Verso Finance	61	1	3	3	54
Eliminate loans from affiliates	(122)	(2)	(6)	(6)	(108)
Total contractual obligations for Verso	$4,437	$302	$906	$2,234	$995

(1)
Debt includes principal payments, commitment fees, and interest payable.  A portion of interest expense is at a variable rate and has been calculated using current LIBOR/Prime.  Actual payments could vary.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of Verso’s disclosure controls and procedures as of March 31, 2015.  Based upon this evaluation, and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that Verso’s disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2015.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of Verso Holdings’ disclosure controls and procedures as of March 31, 2015.  Based upon this evaluation, and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that Verso Holdings’ disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2015.

Changes in Internal Control Over Financial Reporting

There have been no changes in Verso’s internal control over financial reporting during the fiscal quarter ended March 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except as described in the following paragraph.

On January 7, 2015, we completed the acquisition of NewPage. We are currently integrating policies, processes, people, technology and operations for the combined company. Management will continue to evaluate our internal control over financial reporting as we execute our integration activities.

There have been no change in Verso Holdings’ internal control over financial reporting during the fiscal quarter ended March 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except as described in the following paragraph.

On January 7, 2015, we completed the acquisition of NewPage. We are currently integrating policies, processes, people, technology and operations for the combined company. Management will continue to evaluate our internal control over financial reporting as we execute our integration activities.

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

We are involved from time to time in legal proceedings incidental to the conduct of our business.  We do not believe that any liability that may result from these proceedings will have a material adverse effect on our consolidated financial statements.

ITEM 1A.   RISK FACTORS

For a detailed discussion of risk factors affecting us, see “Part I – Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Stock Repurchases under 2008 Incentive Award Plan
Participants in our 2008 Incentive Award Plan, or the “Plan,” may elect to surrender to us restricted shares of our common stock issued to them pursuant to awards granted under the Plan to satisfy the applicable federal, state, local and foreign tax withholding obligations that arise upon the vesting of their shares of restricted stock under the Plan.  Shares of restricted stock surrendered to us to meet tax withholding obligations are deemed to be repurchased pursuant to the Plan.  We repurchased shares of restricted stock to meet participants’ tax withholding obligations during the first three months of 2015 as follows:

Period	Total Number of Shares Purchased	Average Price Per Share

January 1-31, 2015	93,653	$3.37
February 1-28, 2015	—	—
March 1-31, 2015	17,011	2.35
Total for the three months ended March 31, 2015	110,664	$3.21

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.   MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.   OTHER INFORMATION

Not applicable.

ITEM 6.   EXHIBITS

The following exhibits are included with this report:

Exhibit Number	Description
3.1	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Verso Paper Corp., dated as of January 7, 2015.(1)

3.2	Amended and Restated Bylaws of Verso Corporation, dated as of January 7, 2015.(1)

4.1
Indenture, dated as of January 7, 2015, among Verso Paper Holdings LLC, Verso Paper Inc., the guarantors named therein and Wilmington Trust, National Association, as trustee, with respect to the 11.75% Senior Secured Notes due 2019.(1)

4.2
Third Supplemental Indenture, dated as of January 7, 2015, among Verso Paper Holdings LLC, Verso Paper Inc., NewPage Holdings Inc. and Wilmington Trust, National Association, as trustee, with respect to the 11.75% Senior Secured Notes due 2019.(1)

4.3
First Supplemental Indenture, dated as of January 7, 2015, among Verso Paper Holdings LLC, Verso Paper Inc., NewPage and Wilmington Trust, National Association, as trustee, with respect to the 11.75% Secured Notes due 2019.(1)

4.4
First Supplemental Indenture, dated as of January 7, 2015, among Verso Paper Holdings LLC, Verso Paper Inc., NewPage and Wilmington Trust, National Association, as trustee, with respect to the Second Priority Adjustable Senior Secured Notes.(1)

4.5
First Supplemental Indenture, dated as of January 7, 2015, among Verso Paper Holdings LLC, Verso Paper Inc., NewPage and Wilmington Trust, National Association, as trustee, with respect to the Adjustable Senior Subordinated Notes.(1)

10.1
Collateral Agreement dated as of January 7, 2015, among Verso Paper Holdings LLC, Verso Paper Inc., each subsidiary of Verso Paper Holdings LLC party thereto, and Wilmington Trust, National Association, as collateral agent.(1)

10.2
Supplement No. 1 to Guarantee and Collateral Agreement dated as of January 7, 2015, between NewPage Holdings Inc. and Credit Suisse AG, Cayman Islands Branch, amending the Guarantee and Collateral Agreement dated May 4, 2012, among Verso Paper Finance Holdings LLC, Verso Paper Holdings LLC, each subsidiary of Verso Paper Holdings LLC party thereto, and Credit Suisse AG, Cayman Islands Branch as Administrative Agent.(1)

10.3
Supplement No. 1 to Guarantee and Collateral Agreement dated as of January 7, 2015, between NewPage Holdings Inc. and Citibank, N.A., amending the Guarantee and Collateral Agreement dated May 4, 2012, among Verso Paper Finance Holdings LLC, Verso Paper Holdings LLC, each subsidiary of Verso Paper Holdings LLC party thereto, and Citibank, N.A. as Administrative Agent.(1)

10.4
Supplement No. 1 to Guarantee and Collateral Agreement dated as of January 7, 2015, between NewPage Holdings Inc. and Wilmington Trust, National Association, amending the Guarantee and Collateral Agreement dated May 4, 2012, among Verso Paper Holdings LLC, each subsidiary of Verso Paper Holdings LLC party thereto, and Wilmington Trust, National Association as Collateral Agent.(1)

10.5
Supplement No. 1 to Guarantee and Collateral Agreement dated as of January 7, 2015, between NewPage Holdings Inc. and Wilmington Trust, National Association, amending the Amended and Restated Collateral Agreement dated August 1, 2014, among Verso Paper Holdings LLC, Verso Paper Inc., each subsidiary of Verso Paper Holdings LLC party thereto, and Wilmington Trust, National Association as Collateral Agent.(1)

10.6
Supplement No. 1 to Guarantee and Collateral Agreement dated as of January 7, 2015, between NewPage Holdings Inc. and Wilmington Trust, National Association, amending the Amended and Restated Collateral Agreement dated August 1, 2014, among Verso Paper Holdings LLC, Verso Paper Inc., each subsidiary of Verso Paper Holdings LLC party thereto, and Wilmington Trust, National Association as Collateral Agent.(1)

10.7
Joinder and Supplement to Intercreditor Agreement dated as of January 7, 2015, among Wilmington Trust, National Association, as an Other First Priority Lien Obligations Administrative and Collateral Agent, and as Trustee and Collateral Agent for the First Lien Noteholders, Credit Suisse AG, Cayman Islands Branch as Administrative and Collateral Agent for the First Lien Revolving Facility Secured Parties, Verso Paper Finance Holdings LLC, Verso Paper Holdings LLC and the subsidiaries of Verso Paper Holdings LLC named therein.(1)

10.8
Joinder and Supplement to Intercreditor Agreement dated as of January 7, 2015, among Wilmington Trust, National Association as Second-Priority Designated Agent, New Senior-Priority Agent, and trustee, Citibank N.A. as the Intercreditor Agent, Verso Paper Finance Holdings LLC, Verso Paper Holdings LLC, NewPage Holdings Inc. and the subsidiaries of Verso Paper Holdings LLC named therein.(1)

10.9
Joinder and Supplement to Intercreditor Agreement dated as of January 7, 2015, among Wilmington Trust, National Association, as an Other First Priority Lien Obligations Administrative and Collateral Agents, and as Trustee and Collateral Agents for the First Lien Noteholders, Credit Suisse AG, Cayman Islands Branch as Administrative and Collateral Agents for the First Lien Revolving Facility Secured Parties, Citibank N.A. as the ABL Facility Collateral and Administrative Agents, Verso Paper Finance Holdings LLC, Verso Paper Holdings LLC, and NewPage Holdings Inc.(1)

10.10
Joinder and Supplement No. 7 to Intercreditor Agreement dated as of January 7, 2015, among Wilmington Trust, National Association, as second priority designated agent and as the Senior Priority Agent, Citibank, N.A., as intercreditor agent, Verso Paper Inc., Verso Paper Finance Holdings LLC, Verso Paper Holdings LLC, NewPage Holdings Inc. and the subsidiaries of Verso Paper Holdings LLC named therein.(1)

10.11	Shared Services Agreement, dated as of January 7, 2015, among Verso Corporation, NewPage Holdings Inc. and NewPage Corporation.(1)

31.1	Certification of Principal Executive Officer of Verso Corporation pursuant to Rule 13a-14(a) under Securities Exchange Act of 1934.

31.2	Certification of Principal Financial Officer of Verso Corporation pursuant to Rule 13a-14(a) under Securities Exchange Act of 1934.

31.3	Certification of Principal Executive Officer of Verso Paper Holdings LLC pursuant to Rule 13a-14(a) under Securities Exchange Act of 1934.

31.4	Certification of Principal Financial Officer of Verso Paper Holdings LLC pursuant to Rule 13a-14(a) under Securities Exchange Act of 1934.

32.1	Certification of Principal Executive Officer of Verso Corporation pursuant to Rule 13a-14(b) under Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2	Certification of Principal Financial Officer of Verso Corporation pursuant to Rule 13a-14(b) under Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code.

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

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

__________________________________________________

(1)	Incorporated by reference to Verso Corporation.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 7, 2015.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 15, 2015
VERSO CORPORATION

	By:	/s/ David J. Paterson
David J. Paterson President and Chief Executive Officer

By:	/s/ Robert P. Mundy
Robert P. Mundy Senior Vice President and Chief Financial Officer

By:	/s/ Robert M. Wilhelm
Robert M. Wilhelm Vice President and Chief Accounting Officer

Date: May 15, 2015
VERSO PAPER HOLDINGS LLC

	By:	/s/ David J. Paterson
David J. Paterson President and Chief Executive Officer

By:	/s/ Robert P. Mundy
Robert P. Mundy Senior Vice President and Chief Financial Officer

By:	/s/ Robert M. Wilhelm
Robert M. Wilhelm Vice President and Chief Accounting Officer

EXHIBIT INDEX

The following exhibits are included with this report:

Exhibit Number	Description
3.1	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Verso Paper Corp., dated as of January 7, 2015.(1)

3.2	Amended and Restated Bylaws of Verso Corporation, dated as of January 7, 2015.(1)

4.1
Indenture, dated as of January 7, 2015, among Verso Paper Holdings LLC, Verso Paper Inc., the guarantors named therein and Wilmington Trust, National Association, as trustee, with respect to the 11.75% Senior Secured Notes due 2019.(1)

4.2
Third Supplemental Indenture, dated as of January 7, 2015, among Verso Paper Holdings LLC, Verso Paper Inc., NewPage Holdings Inc. and Wilmington Trust, National Association, as trustee, with respect to the 11.75% Senior Secured Notes due 2019.(1)

4.3
First Supplemental Indenture, dated as of January 7, 2015, among Verso Paper Holdings LLC, Verso Paper Inc., NewPage and Wilmington Trust, National Association, as trustee, with respect to the 11.75% Secured Notes due 2019.(1)

4.4
First Supplemental Indenture, dated as of January 7, 2015, among Verso Paper Holdings LLC, Verso Paper Inc., NewPage and Wilmington Trust, National Association, as trustee, with respect to the Second Priority Adjustable Senior Secured Notes.(1)

4.5
First Supplemental Indenture, dated as of January 7, 2015, among Verso Paper Holdings LLC, Verso Paper Inc., NewPage and Wilmington Trust, National Association, as trustee, with respect to the Adjustable Senior Subordinated Notes.(1)

10.1
Collateral Agreement dated as of January 7, 2015, among Verso Paper Holdings LLC, Verso Paper Inc., each subsidiary of Verso Paper Holdings LLC party thereto, and Wilmington Trust, National Association, as collateral agent.(1)

10.2
Supplement No. 1 to Guarantee and Collateral Agreement dated as of January 7, 2015, between NewPage Holdings Inc. and Credit Suisse AG, Cayman Islands Branch, amending the Guarantee and Collateral Agreement dated May 4, 2012, among Verso Paper Finance Holdings LLC, Verso Paper Holdings LLC, each subsidiary of Verso Paper Holdings LLC party thereto, and Credit Suisse AG, Cayman Islands Branch as Administrative Agent.(1)

10.3
Supplement No. 1 to Guarantee and Collateral Agreement dated as of January 7, 2015, between NewPage Holdings Inc. and Citibank, N.A., amending the Guarantee and Collateral Agreement dated May 4, 2012, among Verso Paper Finance Holdings LLC, Verso Paper Holdings LLC, each subsidiary of Verso Paper Holdings LLC party thereto, and Citibank, N.A. as Administrative Agent.(1)

10.4
Supplement No. 1 to Guarantee and Collateral Agreement dated as of January 7, 2015, between NewPage Holdings Inc. and Wilmington Trust, National Association, amending the Guarantee and Collateral Agreement dated May 4, 2012, among Verso Paper Holdings LLC, each subsidiary of Verso Paper Holdings LLC party thereto, and Wilmington Trust, National Association as Collateral Agent.(1)

10.5
Supplement No. 1 to Guarantee and Collateral Agreement dated as of January 7, 2015, between NewPage Holdings Inc. and Wilmington Trust, National Association, amending the Amended and Restated Collateral Agreement dated August 1, 2014, among Verso Paper Holdings LLC, Verso Paper Inc., each subsidiary of Verso Paper Holdings LLC party thereto, and Wilmington Trust, National Association as Collateral Agent.(1)

10.6
Supplement No. 1 to Guarantee and Collateral Agreement dated as of January 7, 2015, between NewPage Holdings Inc. and Wilmington Trust, National Association, amending the Amended and Restated Collateral Agreement dated August 1, 2014, among Verso Paper Holdings LLC, Verso Paper Inc., each subsidiary of Verso Paper Holdings LLC party thereto, and Wilmington Trust, National Association as Collateral Agent.(1)

10.7
Joinder and Supplement to Intercreditor Agreement dated as of January 7, 2015, among Wilmington Trust, National Association, as an Other First Priority Lien Obligations Administrative and Collateral Agent, and as Trustee and Collateral Agent for the First Lien Noteholders, Credit Suisse AG, Cayman Islands Branch as Administrative and Collateral Agent for the First Lien Revolving Facility Secured Parties, Verso Paper Finance Holdings LLC, Verso Paper Holdings LLC and the subsidiaries of Verso Paper Holdings LLC named therein.(1)

10.8
Joinder and Supplement to Intercreditor Agreement dated as of January 7, 2015, among Wilmington Trust, National Association as Second-Priority Designated Agent, New Senior-Priority Agent, and trustee, Citibank N.A. as the Intercreditor Agent, Verso Paper Finance Holdings LLC, Verso Paper Holdings LLC, NewPage Holdings Inc. and the subsidiaries of Verso Paper Holdings LLC named therein.(1)

10.9
Joinder and Supplement to Intercreditor Agreement dated as of January 7, 2015, among Wilmington Trust, National Association, as an Other First Priority Lien Obligations Administrative and Collateral Agents, and as Trustee and Collateral Agents for the First Lien Noteholders, Credit Suisse AG, Cayman Islands Branch as Administrative and Collateral Agents for the First Lien Revolving Facility Secured Parties, Citibank N.A. as the ABL Facility Collateral and Administrative Agents, Verso Paper Finance Holdings LLC, Verso Paper Holdings LLC, and NewPage Holdings Inc.(1)

10.10
Joinder and Supplement No. 7 to Intercreditor Agreement dated as of January 7, 2015, among Wilmington Trust, National Association, as second priority designated agent and as the Senior Priority Agent, Citibank, N.A., as intercreditor agent, Verso Paper Inc., Verso Paper Finance Holdings LLC, Verso Paper Holdings LLC, NewPage Holdings Inc. and the subsidiaries of Verso Paper Holdings LLC named therein.(1)

10.11	Shared Services Agreement, dated as of January 7, 2015, among Verso Corporation, NewPage Holdings Inc. and NewPage Corporation.(1)

31.1	Certification of Principal Executive Officer of Verso Corporation pursuant to Rule 13a-14(a) under Securities Exchange Act of 1934.

31.2	Certification of Principal Financial Officer of Verso Corporation pursuant to Rule 13a-14(a) under Securities Exchange Act of 1934.

31.3	Certification of Principal Executive Officer of Verso Paper Holdings LLC pursuant to Rule 13a-14(a) under Securities Exchange Act of 1934.

31.4	Certification of Principal Financial Officer of Verso Paper Holdings LLC pursuant to Rule 13a-14(a) under Securities Exchange Act of 1934.

32.1	Certification of Principal Executive Officer of Verso Corporation pursuant to Rule 13a-14(b) under Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2	Certification of Principal Financial Officer of Verso Corporation pursuant to Rule 13a-14(b) under Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code.

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

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

___________________________________________________

(1)	Incorporated by reference to Verso Corporation.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 7, 2015.