Form 10-Q
period 2015-06-30
Verso Corp; Verso Paper Holdings LLC
filed 2015-08-11
CIK 1421182, 1395864

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________
FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015

or

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

As of July 31, 2015, Verso Corporation had 81,837,254 outstanding shares of common stock, par value $0.01 per share, and Verso Paper Holdings LLC had one outstanding limited liability company interest.

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

On January 3, 2014, Verso, Verso Merger Sub Inc., a Delaware corporation and an indirect, wholly owned subsidiary of Verso, or “Merger Sub,” and NewPage entered into an Agreement and Plan of Merger, or the “Merger Agreement,” pursuant to which the parties agreed to merge Merger Sub with and into NewPage on the terms and subject to the conditions set forth in the Merger Agreement, with NewPage surviving the merger as an indirect, wholly owned subsidiary of Verso. On January 7, 2015, Verso consummated the acquisition of NewPage through the merger of Merger Sub with and into NewPage, or the “NewPage acquisition,” pursuant to the Merger Agreement. As a result of the merger of Merger Sub with and into NewPage, Merger Sub’s separate corporate existence ceased and NewPage continued as the surviving corporation and an indirect, wholly owned subsidiary of Verso (see Note 4). As such, the Unaudited Condensed Consolidated Financial Statements for the three-month and six-month periods ended June 30, 2015, include the impact of NewPage’s operations on our business.

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

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	VERSO		VERSO HOLDINGS
	June 30,	December 31,	June 30,	December 31,
(Dollars in millions)	2015	2014	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$14	$6	$14	$6
Accounts receivable, net	247	88	247	88
Inventories	559	110	559	110
Assets held for sale	—	61	—	61
Prepaid expenses and other assets	18	11	18	11
Total current assets	838	276	838	276
Property, plant, and equipment, net	2,006	531	2,006	531
Intangibles and other assets, net	125	71	149	94
Total assets	$2,969	$878	$2,993	$901
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$192	$63	$192	$63
Accrued liabilities	290	205	290	206
Current maturities of long-term debt	22	30	22	30
Liabilities related to assets held for sale	—	2	—	2
Total current liabilities	504	300	504	301
Long-term debt	2,771	1,297	2,794	1,320
Other liabilities	563	65	559	60
Total liabilities	3,838	1,662	3,857	1,681
Commitments and contingencies (Note 13)	—	—	—	—
Equity:
Preferred stock -- par value $0.01 (20,000,000 shares authorized, no shares issued)	—	—	n/a	n/a
Common stock -- par value $0.01 (250,000,000 shares authorized with 82,075,543 shares issued and 81,837,254 outstanding on June 30, 2015, and with 53,434,698 shares issued and 53,336,634 outstanding on December 31, 2014)	1	1	n/a	n/a
Treasury stock -- at cost (238,289 shares on June 30, 2015 and 98,064 shares on December 31, 2014)	(1)	—	n/a	n/a
Paid-in-capital	319	222	331	234
Retained deficit	(1,162)	(980)	(1,169)	(987)
Accumulated other comprehensive loss	(26)	(27)	(26)	(27)
Total deficit	(869)	(784)	(864)	(780)
Total liabilities and equity	$2,969	$878	$2,993	$901

See notes to Unaudited Condensed Consolidated Financial Statements.

VERSO CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in millions, except per share amounts)	2015	2014	2015	2014
Net sales	$778	$321	$1,584	$620
Costs and expenses:
Cost of products sold - (exclusive of depreciation, amortization, and depletion)	657	276	1,385	578
Depreciation, amortization, and depletion	64	25	121	51
Selling, general, and administrative expenses	46	17	101	35
Restructuring charges	6	—	28	—
Total operating expenses	773	318	1,635	664
Operating income (loss)	5	3	(51)	(44)
Interest expense	67	36	133	70
Other loss, net	—	9	—	19
Loss before income taxes	(62)	(42)	(184)	(133)
Income tax benefit	(2)	—	(2)	—
Net loss	$(60)	$(42)	$(182)	$(133)
Loss per common share:
Basic	$(0.73)	$(0.80)	$(2.25)	$(2.51)
Diluted	(0.73)	(0.80)	(2.25)	(2.51)
Weighted average common shares outstanding (in thousands)
Basic	81,763	53,323	80,722	53,256
Diluted	81,763	53,323	80,722	53,256
See notes to Unaudited Condensed Consolidated Financial Statements.

VERSO CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in millions)	2015	2014	2015	2014
Net loss	$(60)	$(42)	$(182)	$(133)
Other comprehensive income:
Defined benefit pension plan amortization of net loss and prior service cost	1	—	1	—
Other comprehensive income	1	—	1	—
Comprehensive loss	$(59)	$(42)	$(181)	$(133)
See notes to Unaudited Condensed Consolidated Financial Statements.

VERSO PAPER HOLDINGS LLC
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in millions)	2015	2014	2015	2014
Net sales	$778	$321	$1,584	$620
Costs and expenses:
Cost of products sold - (exclusive of depreciation, amortization, and depletion)	657	276	1,385	578
Depreciation, amortization, and depletion	64	25	121	51
Selling, general, and administrative expenses	46	17	101	35
Restructuring charges	6	—	28	—
Total operating expenses	773	318	1,635	664
Operating income (loss)	5	3	(51)	(44)
Interest income	(1)	(1)	(1)	(1)
Interest expense	68	37	134	71
Other loss, net	—	9	—	19
Loss before income taxes	$(62)	$(42)	$(184)	$(133)
Income tax benefit	(2)	—	(2)	—
Net loss	$(60)	$(42)	$(182)	$(133)
See notes to Unaudited Condensed Consolidated Financial Statements.

VERSO PAPER HOLDINGS LLC
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in millions)	2015	2014	2015	2014
Net loss	$(60)	$(42)	$(182)	$(133)
Other comprehensive income:
Defined benefit pension plan amortization of net loss and prior service cost	1	—	1	—
Other comprehensive income	1	—	1	—
Comprehensive loss	$(59)	$(42)	$(181)	$(133)
See notes to Unaudited Condensed Consolidated Financial Statements.

VERSO CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2015 AND 2014
							Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity (Deficit)
	Common Shares	Common Stock	Treasury Shares	Treasury Stock	Paid-in-Capital	Retained Deficit
(Dollars in millions, shares in thousands)
Balance - December 31, 2013	53,247	$1	(74)	$—	$220	$(627)	$(11)	$(417)
Net loss	—	—	—	—	—	(133)	—	(133)
Treasury shares acquired	—	—	(24)	—	—	—	—	—
Stock option exercise	32	—	—	—	—	—	—	—
Common stock issued for restricted stock, net	146	—	—	—	—	—	—	—
Equity award expense	—	—	—	—	1	—	—	1
Balance - June 30, 2014	53,425	$1	(98)	$—	$221	$(760)	$(11)	$(549)

Balance - December 31, 2014	53,435	$1	(98)	$—	$222	$(980)	$(27)	$(784)
Net loss	—	—	—	—	—	(182)	—	(182)
Other comprehensive income	—	—	—	—	—	—	1	1
Treasury shares acquired	—	—	(140)	(1)	—	—	—	(1)
Stock option exercise	14	—	—	—	—	—	—	—
Common stock issued for restricted stock, net	317	—	—	—	—	—	—	—
Stock issued for NewPage acquisition	13,607	—	—	—	46	—	—	46
Stock issued for convertible warrants	14,702	—	—	—	50	—	—	50
Equity award expense	—	—	—	—	1	—	—	1
Balance - June 30, 2015	82,075	$1	(238)	$(1)	$319	$(1,162)	$(26)	$(869)
See notes to Unaudited Condensed Consolidated Financial Statements.

VERSO PAPER HOLDINGS LLC
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN MEMBER’S EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2015 AND 2014
			Accumulated Other Comprehensive Income (Loss)	Total Member’s Equity (Deficit)

	Paid-in-Capital	Retained Deficit
(Dollars in millions)
Balance - December 31, 2013	$231	$(631)	$(11)	$(411)
Net loss	—	(133)	—	(133)
Other comprehensive income	—	—	—	—
Equity award expense	1	—	—	1
Balance - June 30, 2014	$232	$(764)	$(11)	$(543)

Balance - December 31, 2014	$234	$(987)	$(27)	$(780)
Contribution from parent	96	—	—	96
Net loss	—	(182)	—	(182)
Other comprehensive income	—	—	1	1
Equity award expense	1	—	—	1
Balance - June 30, 2015	$331	$(1,169)	$(26)	$(864)
See notes to Unaudited Condensed Consolidated Financial Statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	VERSO		VERSO HOLDINGS
	Six Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in millions)	2015	2014	2015	2014
Net cash used in operating activities	$(185)	$(68)	$(185)	$(68)
Cash Flows From Investing Activities:
Proceeds from sale of assets	51	—	51	—
Transfers from restricted cash, net	1	1	1	1
Capital expenditures	(25)	(27)	(25)	(27)
Acquisition, net of cash acquired	128	—	128	—
Acquisition of investment securities	(5)	—	(5)	—
Other investing activities	—	5	—	5
Net cash provided by (used in) investing activities	150	(21)	150	(21)
Cash Flows From Financing Activities:
Borrowings on revolving credit facilities	526	188	526	188
Payments on revolving credit facilities	(483)	(100)	(483)	(100)
Debt issuance costs	—	(3)	—	(3)
Net cash provided by financing activities	43	85	43	85
Change in cash and cash equivalents	8	(4)	8	(4)
Cash and cash equivalents at beginning of period	6	11	6	11
Cash and cash equivalents at end of period	$14	$7	$14	$7
Non-cash investing and financing activities:
Notes issued for NewPage acquisition	$663	$—	$663	$—
Stock issued for NewPage acquisition	46	—	46	—
Stock issued for convertible warrants	50	—	50	—
Conversion of accrued interest to long-term debt	19	—	19	—
Reductions in long-term debt for debt modification	(10)	(1)	(10)	(1)
Increase in long-term debt from paid in kind (PIK) interest	1	—	1	—
See notes to Unaudited Condensed Consolidated Financial Statements.

VERSO CORPORATION AND VERSO PAPER HOLDINGS LLC

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AS OF JUNE 30, 2015, AND DECEMBER 31, 2014, AND FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED JUNE 30, 2015 AND 2014

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

On January 3, 2014, Verso, Verso Merger Sub Inc., a Delaware corporation and an indirect, wholly owned subsidiary of Verso, or “Merger Sub,” and NewPage entered into an Agreement and Plan of Merger, or the “Merger Agreement,” pursuant to which the parties agreed to merge Merger Sub with and into NewPage on the terms and subject to the conditions set forth in the Merger Agreement, with NewPage surviving the merger as an indirect, wholly owned subsidiary of Verso. On January 7, 2015, Verso consummated the previously announced acquisition of NewPage through the merger of Merger Sub with and into NewPage, or the “NewPage acquisition,” pursuant to the Merger Agreement. As a result of the merger of Merger Sub with and into NewPage, Merger Sub’s separate corporate existence ceased and NewPage continued as the surviving corporation and an indirect, wholly owned subsidiary of Verso (see Note 4). As such, the Unaudited Condensed Consolidated Financial Statements for the three-month and six-month periods ended June 30, 2015, includes the results of operations of NewPage beginning January 7, 2015. We have also elected to change our reporting increment from thousands to millions.

We operate in the following two market segments: paper and pulp (see Note 14). Our core business platform is as a producer of coated freesheet and coated groundwood papers.  Our products are used primarily in media and marketing applications, including catalogs, magazines, and commercial printing applications such as high-end advertising brochures, annual reports, and direct-mail advertising.

We have historically relied primarily upon cash flow from operations and borrowings under our revolving credit facilities to finance operations, capital expenditures, and debt service requirements.  We are a highly leveraged company. As of June 30, 2015, we had $2,684 million (see Note 6) in borrowings outstanding under our existing financing arrangements, including the revolving credit facility and the floating rate senior secured term loan issued by NewPage Corp. Also as of June 30, 2015, $56 million was available for future borrowings under the Verso Holdings revolving credit facilities, and $117 million was available for future borrowings under the NewPage Corp revolving credit facility (see Note 6). Our debt arrangements contain financial and other restrictive covenants that limit our ability to engage in activities that may be in our long-term best interests. Failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all of our debts. If we are unable to repay our indebtedness when due or declared due, our lenders also will have the right to proceed against the collateral pledged to them to secure the indebtedness. Our indebtedness requires us to dedicate a substantial portion of our cash flows from operations to payments for our debt service, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, research and development efforts, and other corporate purposes. In addition, our indebtedness increases our vulnerability to adverse economic and industry conditions and places us at a competitive disadvantage compared to competitors that have less debt.

Our ability to achieve our future projected operating results is largely based on the successful integration of NewPage (see Note 4), the borrowing availability of the combined company, and the synergies and operational cost reduction and earnings enhancement initiatives expected to be achieved from the NewPage acquisition. The synergies and operational cost reductions are targeted in the areas of personnel expenses, raw materials costing and manufacturing efficiencies. We have established plans within each of these areas to meet these targets, including targeted dates for completion. If the integration of NewPage into our business is not completed within these expected time frames, the synergies and other benefits that we expect to achieve could be materially and adversely affected, and these situations could result in additional transaction costs, loss of revenue or other effects associated with uncertainty about the NewPage acquisition. If we are unable to meet our projected performance targets, our liquidity could be adversely impacted and we may need to seek additional sources of liquidity, potentially including additional financing and/or sale of assets. Our future performance could adversely affect our ability to raise additional capital to fund our operations, and there is no assurance that financing will be available in a sufficient amount, on acceptable terms, or on a timely basis.

Our ability to continue as a going concern is dependent on management’s plans, which are primarily centered on the synergies, operational cost reductions and earnings enhancement initiatives expected to be achieved from the NewPage acquisition. Market conditions relating to pricing and customer demand considerations will also impact our future results of operations and liquidity. We have certain significant cash outflow requirements over the next twelve months outside of normal paper mill operations, including our current debt service requirements (see Note 6) and integration costs associated with the NewPage acquisition (see Note 4). Over the next twelve months through June 30, 2016, our projected principal and interest payments, based on June 30, 2015 borrowings and floating interest rates are approximately $300 million, of which $280 million is interest (approximately $20 million in the second and fourth quarters and approximately $120 million in the first and third quarters). For fiscal year 2016, in addition to similarly scheduled quarterly interest payments, we also have approximately $78 million in required principal payments due, with the majority occurring in the third quarter of that year. While we believe that our future operating results will provide sufficient cash flows to fund our operations, debt service requirements, and capital expenditures, our projected future operating results are subject to material uncertainties, especially those related to our ability to successfully achieve the operational benefits of the NewPage acquisition.

We believe that our plans for the integration of NewPage, together with cash flows from operations and available borrowings under our revolving credit facilities, are sufficient to allow us to meet our current and future obligations, pay scheduled principal and interest payments, and provide funds for working capital, capital expenditures, and other needs of the business for the next twelve months. However, no assurance can be given that we will be able to generate sufficient cash flows from operations or that future borrowings will be available under our revolving credit facilities in an amount sufficient to fund our liquidity needs on a long-term basis.

This report contains the Unaudited Condensed Consolidated Financial Statements of Verso and Verso Holdings as of June 30, 2015, and for the three-month and six-month periods ended June 30, 2015 and 2014. The December 31, 2014, Condensed Consolidated Balance Sheet data was derived from audited financial statements but it does not include all disclosures required annually by accounting principles generally accepted in the United States of America, or “GAAP.”  In the opinion of Management, the accompanying Unaudited Condensed Consolidated Financial Statements include all adjustments that are necessary for the fair presentation of Verso’s and Verso Holdings’ respective financial conditions, results of operations, and cash flows for the interim periods presented.  Except as disclosed in the notes to the Unaudited Condensed Consolidated Financial Statements, such adjustments are of a normal, recurring nature.  Variable interest entities for which Verso or Verso Holdings is the primary beneficiary are consolidated.  Intercompany balances and transactions are eliminated in consolidation.  The results of operations and cash flows for the interim periods presented may not necessarily be indicative of full-year results.  It is suggested that these financial statements be read in conjunction with the audited consolidated financial statements and notes thereto of Verso and Verso Holdings contained in their respective Annual Reports on Form 10-K for the year ended December 31, 2014.

2.  RECENT ACCOUNTING DEVELOPMENTS

ASC Topic 205, Presentation of Financial Statements and ASC Topic 360, Property, Plant, and Equipment. In April 2014, the FASB issued ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which changes the criteria for determining which disposals can be presented as discontinued operations and modifies the related disclosure requirements. This guidance should be applied prospectively to new disposals and new classifications of disposal groups as held for sale after the effective date which is fiscal years beginning on or after December 15, 2014, and interim periods within those annual periods. The adoption of this amendment in the first quarter of 2015, did not have a material impact on the presentation of our Unaudited Condensed Consolidated Financial Statements.

ASC Topic 605, Revenue Recognition. In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. This ASU will replace all current GAAP guidance on this topic and eliminate all industry-specific guidance. The new revenue recognition standard provides a unified model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. This guidance will be effective for periods beginning after December 15, 2017 and can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. We are evaluating the impact of adopting this new accounting standard on our Unaudited Condensed Consolidated Financial Statements.

 ASC Topic 205, Presentation of Financial Statements-Going Concern. In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. This ASU provides guidance on determining when and how to disclose going concern uncertainties in the financial statements. The ASU is effective for periods beginning after December 15, 2016. We are evaluating the impact of adopting this new accounting standard on our Unaudited Condensed Consolidated Financial Statements.

ASC Topic 835, Interest. In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs. This ASU changes the presentation of debt issuance costs in financial statements. Under the ASU, an entity presents such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs will continue to be reported as interest expense. The ASU is effective for periods beginning after December 15, 2015 with early adoption permitted. As of June 30, 2015, $21 million of net debt issuance costs were included in Intangibles and other assets in our Unaudited Condensed Consolidated Balance Sheet. Under the new guidance, the net debt issuance costs would reduce both our total other noncurrent assets and long-term debt.

Other new accounting pronouncements issued but not effective until after June 30, 2015, are not expected to have a significant effect on our Unaudited Condensed Consolidated Financial Statements.

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

The following table provides a reconciliation of Verso’s basic and diluted loss per common share:

	VERSO
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net loss available to common shareholders (in millions)	$(60)	$(42)	$(182)	$(133)
Weighted average common shares outstanding (in thousands)	81,348	52,782	80,319	52,730
Weighted average restricted shares (in thousands)	415	541	403	526
Weighted average common shares outstanding - basic	81,763	53,323	80,722	53,256
Dilutive shares from stock options	—	—	—	—
Weighted average common shares outstanding - diluted	81,763	53,323	80,722	53,256
Basic loss per share	$(0.73)	$(0.80)	$(2.25)	$(2.51)
Diluted loss per share	$(0.73)	$(0.80)	$(2.25)	$(2.51)

In accordance with ASC Topic 260, Earnings Per Share, unvested restricted stock awards issued by Verso contain nonforfeitable rights to dividends and qualify as participating securities.  No dividends have been declared or paid in 2015 or 2014.

For the three-month and six-month periods ended June 30, 2015, respectively, 7,640,051 and 7,133,581 weighted average potentially dilutive shares from stock options with weighted average exercise prices per share of $2.40 and $2.49, respectively, were excluded from the diluted earnings per share calculation due to the antidilutive effect such shares would have on net loss per common share.

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

Replacement parts and other supplies are stated using the average cost method and are reflected in Inventories and Intangibles and other assets on the accompanying Unaudited Condensed Consolidated Balance Sheets (see Note 5).

The following table summarizes our inventories by major category:

	June 30,	December 31,
(Dollars in millions)	2015	2014
Raw materials	$105	$19
Work-in-process	69	9
Finished goods	304	62
Replacement parts and other supplies	81	20
Inventories	$559	$110

Asset Retirement Obligations — In accordance with ASC Topic 410, Asset Retirement and Environmental Obligations, a liability and an asset are recorded equal to the present value of the estimated costs associated with the retirement of long-lived assets where a legal or contractual obligation exists.  The liability is accreted over time, and the asset is depreciated over its useful life.  Our asset retirement obligations under this standard relate primarily to closure and post-closure costs for landfills.  Revisions to the liability could occur due to changes in the estimated costs or timing of closure or possible new federal or state regulations affecting the closure. The increase in the liability for the six months ended June 30, 2015, was primarily attributable to the assumption of the asset retirement obligation liabilities associated with landfills acquired in connection with the NewPage acquisition.

On June 30, 2015, and December 31, 2014, we had $1 million of restricted cash included in Intangibles and Other Assets in the accompanying Condensed Consolidated Balance Sheet related to an asset retirement obligations in the state of Michigan.  These cash deposits are required by the state and may only be used for the future closure of a landfill.

The following table presents an analysis related to our asset retirement obligations which are included in Other Liabilities in the accompanying Condensed Consolidated Balance Sheets:

	Six Months Ended
	June 30,
(Dollars in millions)	2015	2014
Asset retirement obligations, January 1	$8	$13
Accretion expense	1	—
Liabilities assumed	9	—
Adjustment to existing liabilities	—	(3)
Asset retirement obligations, June 30	18	10
Less: Current portion	(2)	—
Non-current portion of asset retirement obligations, June 30	$16	$10

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

Interest costs of $1 million were capitalized for the three-month and six-month periods ended June 30, 2015; while $1 million of interest costs were capitalized for the three-month and six-month periods ended June 30, 2014.

Depreciation is computed using the straight-line method over the assets’ estimated useful lives.  Depreciation expense was $63 million and $120 million for the three-month and six-month periods ended June 30, 2015, respectively, compared to $25 million and $51 million for the three-month and six-month periods ended June 30, 2014, respectively.

4. ACQUISITIONS AND DISPOSITIONS

NewPage Acquisition - On January 3, 2014, Verso, Merger Sub, and NewPage entered into a Merger Agreement pursuant to which the parties agreed to merge Merger Sub with and into NewPage on the terms and subject to the conditions set forth in the Merger Agreement, with NewPage surviving the merger as an indirect, wholly owned subsidiary of Verso. Verso has incurred transaction and integration costs related to the NewPage acquisition during the three-month and six-month periods ended June 30, 2015 of $4 million and $14 million, respectively, which are included in Selling, general and administrative expenses in the accompanying Unaudited Condensed Consolidated Statements of Operations. For the three-month and six-month periods ended June 30, 2014, Verso incurred transaction costs of $9 million and $19 million, respectively, related to the NewPage acquisition which were included in Other loss, net in the accompanying Unaudited Condensed Consolidated Statements of Operations.

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

As consideration for the NewPage acquisition, Verso issued (a) $650 million aggregate principal amount of New First Lien Notes and (b) 13,607,693 shares of Verso common stock in exchange for all the outstanding shares of common stock of NewPage. Also, as of the date that NewPage became an indirect wholly owned subsidiary of Verso, NewPage had an existing $750 million Term Loan Facility and $350 million ABL Facility of which $734 million and $100 million, respectively, were outstanding. As a condition of allowing the acquisition to proceed, the Antitrust Division of the U.S. Department of Justice entered into a settlement with Verso and NewPage that required NewPage to divest its paper mills in Biron, Wisconsin, and Rumford, Maine, which occurred prior to the acquisition of NewPage.

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

The preliminary allocation of the purchase price to the fair values of assets acquired and liabilities assumed in the NewPage acquisition includes necessary adjustments to reflect the estimated fair values of NewPage’s assets and liabilities at the completion of the NewPage acquisition. The preliminary allocation of the purchase price is as follows:

(Dollars in millions)
Cash	$128
Current assets, excluding cash	577
Property, plant, and equipment	1,570
Other long-term assets	43
Current liabilities	(276)
Current portion of long-term debt	(3)
Noncurrent pension and other post-retirement benefit obligations	(474)
Other long-term liabilities	(56)
Long-term debt	(800)
Net assets acquired	$709
The allocation of the purchase price above is considered preliminary and is based on valuation information, estimates and assumptions available on June 30, 2015. Verso is still in the process of verifying data and finalizing information related to the valuation of intangible assets, fixed assets, and pension obligations and expects to finalize these matters within the second half of 2015 as final asset and liability valuations are completed. The valuations reflected herein consist of physical appraisals, discounted cash flow analyses, or other appropriate valuation techniques to determine the fair value of the assets acquired and liabilities assumed. We did not identify a material amount of goodwill as a result of the preliminary purchase price allocation.  Although management believes that the preliminary purchase price allocation herein is reasonable, there can be no assurance that finalization of such purchase price allocation will not result in material changes from the preliminary purchase price allocation.
The operating results of NewPage are included in Verso’s financial statements from January 7, 2015 through June 30, 2015. The determination of net sales and net loss attributable to the acquired operations during this period and included in Verso’s Unaudited Condensed Consolidated Statements of Operations was not practicable as the operations are integrated with the consolidated operations.
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
In addition, the NewPage acquisition did not result in a taxable transaction and Verso has net operating loss carryforwards and a related full valuation allowance that are expected to offset any deferred tax impact of the NewPage acquisition. Further, as the sale of the Bucksport mill was not directly attributable to the NewPage acquisition, no pro forma adjustments for the Bucksport sale have been made.

	Pro Forma
	Six Months Ended
(Unaudited)	June 30,
(Dollars in millions, except per share data)	2015	2014
Revenues	$1,616	$1,781
Net loss	(162)	(259)
Earnings per share - basic and diluted	$(1.98)	$(3.18)
Weighted-average common shares outstanding - basic and diluted (in thousands)	81,657	81,472

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

5.  INTANGIBLES AND OTHER ASSETS

The following table summarizes intangibles and other assets:

	VERSO		VERSO HOLDINGS
	June 30,	December 31,	June 30,	December 31,
(Dollars in millions)	2015	2014	2015	2014
Amortizable intangible assets:
Customer relationships, net of accumulated amortization of $10 million on June 30, 2015, and $9 million on December 31, 2014	$34	$4	$34	$4
Unamortizable intangible assets:
Trademarks	10	10	10	10
Other assets:
Financing costs, net of accumulated amortization of $21 million on June 30, 2015, and $19 million on December 31, 2014	21	23	21	23
Deferred major repair	29	21	29	21
Replacement parts, net	6	3	6	3
Loan to affiliate	—	—	23	23
Restricted cash	3	3	3	3
Other	22	7	23	7
Total other assets	81	57	105	80
Intangibles and other assets	$125	$71	$149	$94

Amortization expense of intangibles was $1 million for each of the three-month and six-month periods ended June 30, 2015, respectively. Amortization expense of intangibles was not material for the three-month and six-month periods ended June 30, 2014.

The estimated future amortization expense for intangible assets over the next five years is as follows:

(Dollars in millions)
2015	$1
2016	2
2017	2
2018	2
2019	2

6.  DEBT

A summary of debt is as follows:

		June 30, 2015			December 31, 2014
	Original	Interest		Par		Par
(Dollars in millions)	Maturity	Rate	Balance	Value	Balance	Value
Verso Holdings
Verso Androscoggin Power LLC Revolving Credit Facility	2/6/2015	—%	$—	$—	$30	$30
Revolving Credit Facilities	5/4/2017	2.91%	70	70	63	63
11.75% Senior Secured Notes - 2012	1/15/2019	11.75%	424	418	424	418
11.75% Senior Secured Notes - 2015	1/15/2019	11.75%	657	645	—	—
11.75% Secured Notes	1/15/2019	11.75%	272	272	272	272
13% Second Priority Senior Secured Notes	8/1/2020	13.00%	273	178	299	299
16% Senior Subordinated Notes	8/1/2020	16.00%	88	63	102	102
8.75% Second Priority Senior Secured Notes	2/1/2019	8.75%	96	97	96	97
11.38% Senior Subordinated Notes	8/1/2016	11.38%	41	41	41	41
Chase NMTC Verso Investment Fund LLC
Loan from Verso Finance	12/29/2040	6.50%	23	23	23	23
NewPage Corp
Revolving Credit Facility	2/11/2019	2.51%	166	166	—	—
Floating Rate Senior Secured Term Loan	2/11/2021	9.50%	706	734	—	—
Total debt for Verso Holdings			$2,816	$2,707	$1,350	$1,345
Verso Finance
Loan from Verso Holdings	12/29/2040	6.50%	23	23	23	23
Less current maturities of long-term debt			(22)	(22)	(30)	(30)
Less loans from affiliates			(46)	(46)	(46)	(46)
Total long-term debt for Verso			$2,771	$2,662	$1,297	$1,292

We determine the fair value of our long-term debt based on market information and a review of prices and terms available for similar obligations.  Our debt is classified as Level 2 within the fair value hierarchy (see Note 9). As of June 30, 2015, the fair value of Verso’s total debt was $1,629 million, and the fair value of Verso Holdings’ total debt was $1,652 million. As of December 31, 2014, the fair value of Verso’s total debt was $1,059 million, and the fair value of Verso Holdings’ total debt was $1,082 million.

Amounts included in interest expense related to long-term debt and amounts of cash interest payments on long-term debt are as follows:

	VERSO
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2015	2014	2015	2014
Interest expense	$66	$34	$131	$68
Cash interest paid	20	1	105	67
Debt issuance cost amortization(1)	1	3	2	4
	VERSO HOLDINGS
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2015	2014	2015	2014
Interest expense	$67	$34	$132	$68
Cash interest paid	21	2	106	68
Debt issuance cost amortization(1)	1	3	2	4
(1) Amortization of debt issuance cost is included in interest expense.

Verso Holdings

Revolving Credit Facilities.  In 2012, Verso Holdings’ entered into revolving credit facilities consisting of a $150 million asset-based loan facility, or “ABL Facility,” and a $50 million cash-flow facility, or “Cash Flow Facility.” Verso Holdings’ ABL Facility had $65 million outstanding, $30 million in letters of credit issued, and $11 million available for future borrowing as of June 30, 2015.  Verso Holdings’ Cash Flow Facility had $5 million outstanding balance, no letters of credit issued, and $45 million available for future borrowing as of June 30, 2015.  The indebtedness under the revolving credit facilities bears interest at a floating rate based on a margin over a base rate or eurocurrency rate.  As of June 30, 2015, the weighted-average interest rate on outstanding advances was 2.91%.  Verso Holdings is required to pay a commitment fee to the lenders in respect of the unutilized commitments under the revolving credit facilities and other customary fees.  The indebtedness under each of the revolving credit facilities is guaranteed, jointly and severally, by Verso Finance and each of Verso Holdings’ subsidiaries, subject to certain exceptions, and the indebtedness and guarantees are senior secured obligations of Verso Holdings and the guarantors, respectively. The indebtedness under the ABL Facility and related guarantees are secured by first-priority security interests, subject to permitted liens, in substantially all of Verso Holdings’, Verso Finance’s, and the subsidiary guarantors’ (excluding, among other subsidiaries, NewPage Investment Company and its subsidiaries) inventory and accounts receivable, or “Verso ABL Priority Collateral,” and second-priority security interests, subject to permitted liens, in substantially all of their other assets, or “Notes Priority Collateral.”  The indebtedness under the Cash Flow Facility and related guarantees are secured, pari passu with the 2012 First Lien Notes and the 2015 First Lien Notes (each as defined below) and related guarantees, by first-priority security interests in the Notes Priority Collateral and second-priority security interests in the Verso ABL Priority Collateral.  The revolving credit facilities will mature on May 4, 2017. On January 3, 2014, Verso Holdings entered into certain amendments to the revolving credit facilities in connection with the NewPage acquisition, in which (a) the lenders under each of our revolving credit facilities consented to the NewPage acquisition and the other transactions contemplated by the Merger Agreement, including the incurrence of certain additional indebtedness, (b) the lenders consented to amendments to allow the sale and/or financing of certain non-core assets and (c) the parties agreed to amend our revolving credit facilities to allow for certain other transactions upon the consummation of the NewPage acquisition and the other transactions contemplated by the Merger Agreement.

11.75% Senior Secured Notes due 2019. In 2012, Verso Holdings issued $345 million aggregate principal amount of 11.75% Senior Secured Notes due 2019, and in 2013, Verso Holdings issued an additional $73 million aggregate principal amount of its 11.75% Senior Secured Notes due 2019 to certain lenders holding approximately $86 million aggregate principal amount of Verso Finance’s senior unsecured term loans, in exchange for the cancellation of such loans. The 11.75% Senior Secured Notes due 2019 issued in 2012 and 2013 constitute one class of securities and are referred to herein as the “2012 First Lien Notes.”  The 2012 First Lien Notes bear interest, payable semi-annually, at the rate of 11.75% per year.  The 2012 First Lien Notes are guaranteed, jointly and severally, on a senior secured basis, by each of Verso Holdings’ existing domestic subsidiaries that guarantee the ABL Facility and the Cash Flow Facility and by each of its future domestic subsidiaries that guarantees certain of its debt or issues disqualified stock.  The 2012 First Lien Notes and related guarantees are senior secured obligations of Verso Holdings and the guarantors, respectively. The 2012 First Lien Notes and related guarantees are secured, pari passu with the Cash Flow Facility and related guarantees, by first-priority security interests in the Notes Priority Collateral and second-priority security interests in the Verso ABL Priority Collateral.  The 2012 First Lien Notes will mature on January 15, 2019.

On January 7, 2015, in connection with the consummation of the NewPage acquisition, Verso Holdings issued $650 million aggregate principal amount of 11.75% Senior Secured Notes due 2019, or the “2015 First Lien Notes,” to the stockholders of NewPage as partial consideration in the NewPage acquisition. The 2015 First Lien Notes bear interest, payable semi-annually, at the rate of 11.75% per year. The 2015 First Lien Notes are guaranteed, jointly and severally, on a senior secured basis, by each of Verso Holdings’ existing domestic subsidiaries that guarantee the ABL Facility and the Cash Flow Facility and by each of its future domestic subsidiaries that guarantees certain of its debt or issues disqualified stock (including NewPage Holdings Inc., but not guaranteed by any of its subsidiaries). The 2015 First Lien Notes and the related guarantees are secured, pari passu with the Cash Flow Facility and related guarantees, by first-priority security interests in the Notes Priority Collateral and second-priority security interests in the Verso ABL Priority Collateral. The 2015 First Lien Notes will mature on January 15, 2019.

11.75% Secured Notes due 2019. In 2012, Verso Holdings issued $272 million aggregate principal amount of 11.75% Secured Notes due 2019, or the “1.5 Lien Notes”. The 1.5 Lien Notes bear interest, payable semi-annually, at the rate of 11.75% per year. The 1.5 Lien Notes are guaranteed, jointly and severally, by each of Verso Holdings’ existing domestic subsidiaries that guarantee the ABL Facility and the Cash Flow Facility and by each of its future domestic subsidiaries that guarantees certain of its debt or issues disqualified stock. The 1.5 Lien Notes and related guarantees are senior secured obligations of Verso Holdings and the guarantors, respectively. The 1.5 Lien Notes and related guarantees are secured by security interests, subject to permitted liens, in substantially all of Verso Holdings’ and the guarantors’ tangible and intangible assets. The 1.5 Lien Notes and related guarantees are secured by liens that rank junior to those securing the obligations under the ABL Facility, the Cash Flow Facility, the 2012 First Lien Notes and the 2015 First Lien Notes and rank senior to those securing the New Second Lien Notes (as defined below). The 1.5 Lien Notes will mature on January 15, 2019.

13% Second Priority Senior Secured Notes due 2020. On July 2, 2014, Verso Holdings commenced an offer to exchange any and all of the Verso Holdings’ outstanding 8.75% Second Priority Senior Secured Notes due 2019, or “Old Second Lien Notes,” for Second Priority Adjustable Senior Secured Notes, or “New Second Lien Notes,” and warrants issued by Verso that were mandatorily convertible on a one-for-one basis into shares of Verso’s common stock immediately prior to the NewPage acquisition, or “Warrants” (we refer to this exchange offer as the “Second Lien Notes Exchange Offer”). On August 1, 2014, approximately $299 million aggregate principal amount of Old Second Lien Notes were tendered and accepted in exchange for a like amount of New Second Lien Notes and approximately 9.3 million Warrants in the Second Lien Notes Exchange Offer. The Warrants had no fair value at the date of the closing of the Second Lien Notes Exchange Offer. The New Second Lien Notes and related guarantees are secured by liens that rank junior to those securing the obligations under the ABL Facility, the Cash Flow Facility, the 2012 First Lien Notes, the 2015 First Lien Notes and the 1.5 Lien Notes.
On January 7, 2015, in connection with the consummation of the NewPage acquisition, the provisions of the New Second Lien Notes were adjusted as follows: (a) the principal amount was adjusted such that a holder of $1,000 principal amount of New Second Lien Notes immediately prior to the NewPage acquisition now holds $593.75 principal amount of New Second Lien Notes (and any adjusted New Second Lien Notes that did not bear an authorized denomination was rounded down); (b) the maturity date was extended from February 1, 2019, to August 1, 2020; (c) the interest rate was adjusted such that the New Second Lien Notes bear interest, payable semi-annually, from and after January 7, 2015 at a rate of 10% per year payable entirely in cash plus 3% per year payable entirely by increasing the principal amount of the outstanding New Second Lien Notes or by issuing additional New Second Lien Notes, as compared to an interest rate of 8.75% per year prior to such adjustment; (d) the optional redemption provisions were adjusted as provided in the indenture governing the New Second Lien Notes; and (e) certain other terms and conditions of the New Second Lien Notes were modified as set forth in the indenture governing New Second Lien Notes. As a result of the principal adjustment, the outstanding principal amount of the New Second Lien Notes was reduced by approximately $121 million from approximately $299 million before January 7, 2015, to approximately $178 million afterwards.
8.75% Second Priority Senior Secured Notes due 2019.  In 2011, Verso Holdings issued $396 million aggregate principal amount of Old Second Lien Notes. On August 1, 2014, approximately $299 million aggregate principal amount of Old Second Lien Notes were tendered and accepted in exchange for a like amount of New Second Lien Notes and approximately 9.3 million Warrants in the Second Lien Notes Exchange Offer. Following the settlement of the Second Lien Notes Exchange Offer, approximately $97 million aggregate principal amount of the Old Second Lien Notes remain outstanding. The Old Second Lien Notes bear interest, payable semi-annually, at the rate of 8.75% per year.  The Old Second Lien Notes are guaranteed, jointly and severally, by each of Verso Holdings’ existing domestic subsidiaries that guaranteed the ABL Facility and the Cash Flow Facility as of the Second Lien Notes Exchange Offer, subject to certain exceptions. The Old Second Lien Notes and related guarantees are senior unsecured obligations of Verso Holdings and the guarantors, respectively. The Old Second Lien Notes will mature on February 1, 2019.

16% Senior Subordinated Notes due 2020. On July 2, 2014, Verso Holdings also commenced an offer to exchange any and all of Verso Holdings’ outstanding 11.38% Senior Subordinated Notes due 2016, or “Old Subordinated Notes” for Adjustable Senior Subordinated Notes, or “New Subordinated Notes,” and Warrants (we refer to this exchange offer as the “Subordinated Notes Exchange Offer”). On August 1, 2014, approximately $102 million aggregate principal amount of Old Subordinated Notes were tendered and accepted in exchange for a like amount of New Subordinated Notes and approximately 5.4 million Warrants in the Subordinated Notes Exchange Offer. The Warrants had no fair value at the date of the closing of the Subordinated Notes Exchange Offer.

On January 7, 2015, in connection with the consummation of the NewPage acquisition, the provisions of the New Subordinated Notes were adjusted as follows: (a) the principal amount was adjusted such that a holder of $1,000 principal amount of New Subordinated Notes immediately prior to the NewPage acquisition now holds $620 principal amount of New Subordinated Notes (and any adjusted New Subordinated Notes that did not bear an authorized denomination have been rounded down); (b) the maturity date of the New Subordinated Notes was extended from August 1, 2016, to August 1, 2020; (c) the interest rate has been adjusted such that the New Subordinated Notes bear interest from and after the January 7, 2015 at a rate of 11% per year payable entirely in cash plus 5% per year payable entirely by increasing the principal amount of the outstanding New Subordinated Notes or by issuing additional New Subordinated Notes, as compared to an interest rate of 11.38% per year prior to such adjustment; (d) the optional redemption provisions were adjusted as provided in the indenture governing the New Subordinated Notes; and (e) certain other terms and conditions of the New Subordinated Notes were modified as set forth in the indenture governing the New Subordinated Notes. As a result of the principal adjustment, the outstanding principal amount of the New Subordinated Notes was reduced by approximately $39 million from approximately $102 million before January 7, 2015, to approximately $63 million afterwards.

11.38% Senior Subordinated Notes due 2016.  In 2006, Verso Holdings issued $300 million aggregate principal amount of Old Subordinated Notes. On August 1, 2014, approximately $102 million aggregate principal amount of the Old Subordinated Notes were tendered and accepted in exchange for a like amount of New Subordinated Notes and approximately 5.4 million Warrants in the Subordinated Notes Exchange Offer. Following the settlement of the Subordinated Notes Exchange Offer, approximately $41 million aggregate principal amount of the Old Subordinated Notes remain outstanding. The Old Subordinated Notes bear interest, payable semi-annually, at the rate of 11.38% per year. The Old Subordinated Notes are guaranteed, jointly and severally, by each of Verso Holdings’ existing domestic subsidiaries that guarantee the ABL Facility and Cash Flow Facility, as of the Subordinated Notes Exchange Offer. subject to certain exceptions. The Old Subordinated Notes and related guarantees are senior subordinated unsecured obligations of Verso Holdings and the guarantors, respectively. The Old Subordinated Notes will mature on August 1, 2016.

In connection with the Second Lien Notes Exchange Offer and the Subordinated Notes Exchange Offer, on August 1, 2014, Verso Holdings received consents to amend the Old Second Lien Notes, the Old Subordinated Notes, and the indentures governing such notes in order to (a) eliminate or waive substantially all of the restrictive covenants contained in the indentures governing such notes, (b) eliminate certain events of default, (c) modify covenants regarding mergers and consolidations, and (d) modify or eliminate certain other provisions, including, in some cases, certain provisions relating to defeasance, contained in such indentures and such notes. In addition, the Issuers solicited and received consents to release the liens and security interests in the collateral securing the Old Second Lien Notes.
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

Loan from NewPage Corp. On July 14, 2015, NewPage Corp entered into a $60 million inter-company revolving credit facility with VAP. The loan bears interest at a floating eurocurrency rate plus a 4.75% margin, matures on January 6, 2018, and is guaranteed by Verso Maine Power Holdings LLC, or “VMPH,” with such guaranty being secured by a pledge of VMPH’s member interest in VAP.  As of August 7, 2015, the outstanding balance on the loan was $29 million.  We have used the borrowings under the credit facility for working capital and other general corporate purposes.

NewPage Corp
Revolving Credit Facility. On February 11, 2014, NewPage Corp entered into a $350 million senior secured asset-backed revolving credit facility, or the “NewPage ABL Facility.” As of June 30, 2015, the NewPage ABL Facility had $166 million outstanding balance, $56 million letters of credit issued, and $117 million available for future borrowing. Amounts drawn under the NewPage ABL Facility bear a floating rate based on a margin over a base rate or eurocurrency rate. As of June 30, 2015, the weighted-average interest rate on outstanding advances was 2.51%. NewPage Corp is required to pay a commitment fee to the lenders in respect of the unutilized commitments under the revolving credit facilities and other customary fees. The security interest with respect to the NewPage ABL Facility consists of a first-priority lien with respect to most inventory, accounts receivable, bank accounts, and certain other assets of NewPage Corp, or “NewPage ABL Priority Collateral,” and a second-priority lien with respect to all other NewPage Corp assets, or “NewPage Term Loan Priority Collateral.” The NewPage ABL Facility will mature on February 11, 2019.

The issuers and guarantors of Verso Holdings’ debt securities and the borrower and guarantors of Verso Holdings’ credit facilities do not guarantee the obligations under the NewPage ABL Facility, and the borrower and the guarantors under the NewPage ABL Facility do not guarantee the obligations under Verso Holdings’ debt securities and credit facilities.

Floating Rate Senior Secured Term Loan. On February 11, 2014, NewPage Corp entered into a $750 million term loan facility, or “Term Loan Facility.” Amounts drawn under the Term Loan Facility bear annual interest at either the LIBOR rate plus a margin of 8.25% per year or at a base rate plus a margin of 7.25% per year. The interest in effect for the Term Loan Facility at June 30, 2015 was 9.50% per year. The security interest with respect to the Term Loan Facility consists of a first-priority lien with respect to the NewPage Term Loan Priority Collateral and a second-priority lien with respect to the NewPage ABL Priority Collateral. The Term Loan Facility has scheduled principal payments due quarterly that begin on September 30, 2015. However, NewPage Corp has the right to prepay loans under the Term Loan Facility at any time without premium or penalty, other than customary “breakage” costs with respect to LIBOR rate loans, subject, however, to a prepayment premium for optional prepayments of the Term Loan Facility with a new or replacement term loan facility with an “effective” interest rate less than that applicable to the Term Loan Facility equal to (1) 3.00% if prepaid prior to the first anniversary of the closing date, (2) 2.00% if prepaid on or after the first anniversary of the closing date and prior to the second anniversary of the closing date and (3) 1.00% if prepaid on or after the second anniversary of the closing date and prior to the third anniversary of the closing date. The Term Loan Facility is subject to mandatory prepayments in amounts equal to (1) 100% of the net cash proceeds of indebtedness by NewPage Corp or any of its subsidiary guarantors other than indebtedness permitted under the Term Loan Facility, (2) 100% of the net cash proceeds of any non-ordinary course sale or other disposition of assets by NewPage Corp or any of its subsidiary guarantors (including as a result of casualty or condemnation) (with customary exceptions, thresholds, and reinvestment rights of up to 12 months or 18 months if contractually committed to within 12 months), and (3) 75% of “excess cash flow” for each fiscal year beginning with the fiscal year ending December 31, 2015, subject to possible step-downs based on total net first lien leverage ratio thresholds. As such, immediately prior to the NewPage acquisition on January 7, 2015, $16 million in proceeds from the sale of Biron and Rumford mills were used to pay the September 2015 scheduled principal payment and a portion of the December 2015 scheduled principal payment on the Term Loan Facility, leaving $3 million due in December 2015. Quarterly installments due are $9 million for each quarter ending in 2016, $14 million for each quarter ending in 2017 and $19 million for each quarter ending in 2018 through 2020 with the remaining balance due on February 11, 2021. The Term Loan Facility will mature on February 11, 2021.

The issuers and guarantors of Verso Holdings’ debt securities and the borrower and guarantors of Verso Holdings’ credit facilities do not guarantee the obligations under the Term Loan Facility, and the borrower and the guarantors under the Term Loan Facility do not guarantee the obligations under Verso Holdings’ debt securities and credit facilities.

As of June 30, 2015, both Verso Holdings and NewPage were in compliance with the covenants in our respective debt agreements.

7.  RETIREMENT AND OTHER POSTRETIREMENT BENEFIT PLANS

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

The following table summarizes the components of net periodic benefit cost of our pension plans for the three-month and six-month periods ended June 30, 2015 and 2014:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in millions)	2015	2014	2015	2014
Service cost	$3	$1	$6	$3
Interest cost	16	1	32	2
Expected return on plan assets	(21)	(1)	(41)	(2)
Amortization of actuarial loss	1	—	1	—
Net periodic benefit cost	$(1)	$1	$(2)	$3

The estimated net actuarial loss and prior service cost that are amortized from Accumulated other comprehensive loss and into net periodic pension cost are classified into Cost of products sold on our accompanying Condensed Consolidated Statement of Operations.

We make contributions that are sufficient to fully fund our actuarially determined costs, generally equal to the minimum amounts required by the Employee Retirement Income Security Act, or “ERISA.”  For the three-month and six-month periods ended June 30, 2015, we made contributions to the pension plans of approximately $6 million and $13 million, respectively. We expect to make cash contributions of approximately $16 million to the pension plans in the remainder of 2015. For the three-month and six-month periods ended June 30, 2014, we made contributions to the pension plans of approximately $2 million.

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

The following table summarizes the components of net periodic benefit cost of our OPEB obligations for the three-month and six-month periods ended June 30, 2015:

	Three Months Ended	Six Months Ended
	June 30,	June 30,
(Dollars in millions)	2015	2015
Service cost	$—	$—
Interest cost	1	1
Net periodic benefit cost	$1	$1

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

The following table presents information about the volume and fair value amounts of our derivative instruments:

	June 30, 2015		December 31, 2014
		Fair Value Assets/(Liabilities)		Fair Value Assets/(Liabilities)
(Dollars in millions)	MMBTUs		MMBTUs
Derivative contracts not currently designated as hedging instruments:
Fixed price energy swaps:
Notional amount	3,540,000		1,876,475
Accrued liabilities		$(3)		$(6)

The following table presents information about the effect of our derivative instruments on the condensed consolidated statements of operations:

	Gain (Loss) Recognized on Derivatives
	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2015	2014	2015	2014
Derivative contracts not currently designated as hedging instruments:
Fixed price energy swaps	$—	$—	$(2)	$12
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

▪ Level 3:	Unobservable inputs reflecting management’s own assumption about the inputs used in pricing the asset or liability at the measurement date.

The following table summarizes the balances of assets and liabilities measured at fair value on a recurring basis:

(Dollars in millions)	Total	Level 1	Level 2	Level 3
June 30, 2015
Assets:
Investments related to deferred compensation plans	$4	$4	$—	$—
Liabilities:
Commodity swaps	$3	$—	$3	$—
December 31, 2014
Assets:
Investments related to deferred compensation plans	$4	$4	$—	$—
Liabilities:
Commodity swaps	$6	$—	$6	$—
Fair values are based on observable market data.

10. RELATED PARTY TRANSACTIONS

Management Agreement — In connection with the acquisition of our business from International Paper Company on August 1, 2006, we entered into a management agreement with certain affiliates of Apollo Global Management, LLC, or “Apollo,” our majority owner, relating to the provision of certain financial and strategic advisory services and consulting services, which will expire on August 1, 2018.  Under the management agreement, at any time prior to the expiration of the agreement, Apollo has the right to act, in return for additional fees to be mutually agreed by the parties to the management agreement, as our financial advisor or investment banker for any merger, acquisition, disposition, financing or the like if we decide to engage someone to fill such role.  In the event that we are not able to come to an agreement with Apollo in connection with such role, at the closing of any merger, acquisition, disposition or financing or any similar transaction, we have agreed to pay Apollo a fee equal to 1% of the aggregate enterprise value (including the aggregate value of equity securities, warrants, rights and options acquired or retained; indebtedness acquired, assumed or refinanced; and any other consideration or compensation paid in connection with such transaction).  We agreed to indemnify Apollo and its affiliates and their directors, officers and representatives for losses relating to the services contemplated by the management agreement and the engagement of affiliates of Apollo pursuant to, and the performance by them of the services contemplated by, the management agreement. We made no payments to Apollo related to the management agreement in the three-month and six-month periods ended June 30, 2015 and 2014, respectively.

Verso Quinnesec Renewable Energy Project — On December 29, 2010, Verso Quinnesec REP LLC, an indirect, wholly owned subsidiary of Verso Holdings, entered into a financing transaction with Chase NMTC Verso Investment Fund, LLC, or the “Investment Fund,” a consolidated variable interest entity (see Note 12).  Under this arrangement, Verso Holdings loaned $23 million to Verso Finance at an interest rate of 6.5% per year and with a maturity of December 29, 2040, and Verso Finance, in turn, loaned the funds on similar terms to the Investment Fund.  The Investment Fund then contributed the loan proceeds to certain community development entities, which, in turn, loaned the funds on similar terms to Verso Quinnesec REP LLC as partial financing for the renewable energy project at our mill in Quinnesec, Michigan.  As of both June 30, 2015, and December 31, 2014, Verso Holdings had a $23 million long-term receivable due from Verso Finance, representing these funds and immaterial accrued interest receivable, while the Investment Fund had an outstanding loan of $23 million due to Verso Finance and immaterial accrued interest payable.  For both the three-month period ended June 30, 2015 and 2014, Verso Holdings recognized immaterial interest income from Verso Finance and the Investment Fund recognized immaterial interest expense to Verso Finance; while for both the six-month period ended June 30, 2015 and 2014, Verso Holdings recognized $1 million interest income from Verso Finance and the Investment Fund recognized immaterial interest expense to Verso Finance.

11. RESTRUCTURING CHARGES
Bucksport Mill Closure - On October 1, 2014, Verso announced plans to close our paper mill in Bucksport, Maine, and we ceased paper manufacturing operations in December 2014. The mill closure reduced Verso’s coated groundwood paper production capacity by approximately 350,000 tons and its specialty paper production capacity by approximately 55,000 tons.
The following table details the charges incurred related primarily to the Bucksport mill closure in 2014 and attributable to the paper segment as included in Restructuring charges on our accompanying Unaudited Condensed Consolidated Statements of Operations:

	Three Months Ended	Six Months Ended
	June 30,	June 30,
(Dollars in millions)	2015	2015	Cumulative Incurred
Property and equipment	$—	$—	$89
Severance and benefit costs	2	2	29
Write-off of spare parts and inventory	—	—	14
Write-off of purchase obligations and commitments	—	6	8
Other miscellaneous costs	1	4	7
Total restructuring costs	$3	$12	$147

The following details the changes in our restructuring reserve liabilities related to the Bucksport shutdown during the six months ended June 30, 2015, which are included in Accrued liabilities on our Unaudited Condensed Consolidated Balance Sheets:

Six Months Ended
June 30,
(Dollars in millions)	2015
Beginning balance of reserve	$24
Severance and benefit payments	(24)
Purchase obligations	6
Payments on purchase obligations	(7)
Severance and benefit reserve adjustments	2
Ending balance of reserve	$1

NewPage Acquisition Restructuring - As part of the NewPage acquisition, Verso is executing a restructuring of its operations to integrate the historical Verso and NewPage operations, generate cost savings and capture synergies across the combined company. During the three-month and six-month periods ended June 30, 2015, we incurred restructuring charges related to severance and benefit costs associated with the restructuring of our operations of $3 million and $16 million, respectively. The restructuring charges attributable to the paper segment were $3 million for the three-month period ended June 30, 2015 and $15 million for the six-month period ended June 30, 2015.
The following details the changes in our restructuring reserve liabilities related to the NewPage acquisition during the six months ended June 30, 2015, which are included in Accrued liabilities on our Condensed Consolidated Balance Sheets:

Six Months Ended
June 30,
(Dollars in millions)	2015
Beginning balance of reserve	$—
Severance and benefit costs	16
Severance and benefit payments	(5)
Ending balance of reserve	$11

There were no restructuring costs incurred during the six months ended June 30, 2014.

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

We have determined that the Investment Fund is a variable interest entity, or “VIE,” of which we are the primary beneficiary, and have consolidated it in accordance with the accounting standard for consolidation.  Chase’s contribution, net of syndication fees, is included in Other liabilities in the accompanying Unaudited Condensed Consolidated Balance Sheets.  Direct costs incurred in structuring the financing arrangement are deferred and will be recognized as expense over the term of the loans.  Incremental costs to maintain the structure during the compliance period are recognized as incurred.

The following table summarizes the impact of the VIE consolidated by Verso Holdings as of June 30, 2015, and December 31, 2014:

	VERSO		VERSO HOLDINGS
	June 30,	December 31,	June 30,	December 31,
(Dollars in millions)	2015	2014	2015	2014
Total assets	$—	$—	$23	$23
Long-term debt	—	—	23	23
Other non-current liabilities	8	8	8	8
Total liabilities	$8	$8	$31	$31
Amounts presented in the Unaudited Condensed Consolidated Balance Sheets and the table above are adjusted for intercompany eliminations.

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

14. INFORMATION BY INDUSTRY SEGMENT

In January 2015, as a result of the NewPage acquisition, Verso reorganized its reportable segments as a result of a change in the way the Chief Executive Officer, who serves as the Chief Operating Decision Maker, or “CODM,” manages and evaluates the business. Based on the information that the CODM utilizes to manage and evaluate the business, it was determined that the operating segments represent two segments, paper and pulp. Our paper segment now includes the historical coated and other segments. As a result of these changes in segment reporting, all historical segment information has been revised to conform to the new presentation, with no resulting impact on the Unaudited Condensed Consolidated Statements of Operations.

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

The following table summarizes the industry segment data for the three-month and six-month periods ended June 30, 2015 and 2014:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in millions)	2015	2014	2015	2014
Net sales
Paper	$723	$275	$1,471	$538
Pulp	72	46	135	82
Intercompany Eliminations	(17)	—	(22)	—
Total	$778	$321	$1,584	$620
Operating income (loss)
Paper	$12	$(5)	$(32)	$(56)
Pulp	(7)	8	(19)	12
Total	$5	$3	$(51)	$(44)
Depreciation, amortization, and depletion
Paper	$55	$21	$106	$42
Pulp	9	4	15	9
Total	$64	$25	$121	$51
Capital expenditures
Paper	$14	$9	$21	$22
Pulp	2	2	4	5
Total	$16	$11	$25	$27
Certain amounts in the prior year presentation have been reclassified to conform to the current year presentation.

15. CONDENSED CONSOLIDATING FINANCIAL INFORMATION

Presented below are Verso Holdings’ Consolidating Balance Sheets, Statements of Operations and Comprehensive Income, and Statements of Cash Flows, as required by Rule 3-10 of Regulation S-X of the Securities Exchange Act of 1934, as amended.  The Consolidating Financial Statements have been prepared from Verso Holdings’ financial information on the same basis of accounting as the Unaudited Condensed Consolidated Financial Statements.  Investments in our subsidiaries are accounted for under the equity method.  Accordingly, the entries necessary to consolidate Verso Holdings’ subsidiaries that guaranteed the obligations under the debt securities described below are reflected in the Eliminations column.

Verso Holdings, or the “Parent Issuer,” and its direct, 100% owned subsidiary, Verso Paper Inc., or the “Subsidiary Issuer,” are the issuers of the 11.75% Senior Secured Notes due 2019, the 11.75% Secured Notes due 2019, the 13% Second Priority Senior Secured Notes due 2020, the 16% Senior Subordinated Notes due 2020, the 8.75% Second Priority Senior Secured Notes due 2019, the 11.38% Senior Subordinated Notes due 2016, or collectively, the “Notes.”  In accordance with ASU 2013-04 related to joint and several liability arrangements, the Notes have been recorded by the Parent Issuer as it is the intent of the issuers for the Parent Issuer to settle the obligation. The Notes are jointly and severally guaranteed on a full and unconditional basis by the Parent Issuer’s direct and indirect, 100% owned subsidiaries, excluding the Subsidiary Issuer, NewPage Corporation, Bucksport Leasing LLC, Verso Quinnesec REP LLC, Verso Bucksport Power LLC, and Verso Androscoggin Power LLC, or collectively, the “Guarantor Subsidiaries.”  As of June 30, 2015, NewPage Corporation is presented as a Non-Guarantor Subsidiary. Chase NMTC Verso Investment Fund, LLC, a consolidated VIE of Verso Holdings, and all other entities specifically aforementioned are in “Other Non-Guarantors.”

Verso Paper Holdings LLC
Condensed Consolidating Balance Sheet
June 30, 2015

	Parent	Subsidiary	Guarantor	Non- Guarantor	Other Non-Guarantors
(Dollars in millions)	Issuer	Issuer	Subsidiaries	Subsidiary		Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$—	$—	$6	$8	$—	$—	$14
Accounts receivable, net	—	—	73	174	—	—	247
Current intercompany/affiliate receivable	—	—	8	20	—	(28)	—
Inventories	—	—	119	440	—	—	559
Prepaid expenses and other assets	—	—	5	13	—	—	18
Total current assets	—	—	211	655	—	(28)	838
Property, plant, and equipment, net	—	—	483	1,500	23	—	2,006
Intercompany/affiliate receivable	1,399	—	4	—	31	(1,434)	—
Intangibles and other assets, net(1)	—	—	85	68	1	(5)	149
Total assets	$1,399	$—	$783	$2,223	$55	$(1,467)	$2,993
LIABILITIES AND MEMBER’S EQUITY
Accounts payable	$—	$—	$46	$146	$—	$—	$192
Current intercompany/affiliate payable	—	—	20	8	—	(28)	—
Accrued liabilities	93	—	53	144	—	—	290
Current maturities of long-term debt	—	—	—	22	—	—	22
Total current liabilities	93	—	119	320	—	(28)	504
Intercompany/affiliate payable	—	—	1,399	—	35	(1,434)	—
Investment in subsidiaries	244	—	14	—	—	(258)	—
Long-term debt(2)	1,926	—		850	23	(5)	2,794
Other liabilities	—	—	52	499	8	—	559
Member’s (deficit) equity	(864)	—	(801)	554	(11)	258	(864)
Total liabilities and equity	$1,399	$—	$783	$2,223	$55	$(1,467)	$2,993

(1)	Intangibles and other assets, net of Guarantor Subsidiaries include $23 million of a long-term note receivable from Verso Finance.

(2)	Long-term debt of Other Non-Guarantors is payable to Verso Finance.

Verso Paper Holdings LLC
Condensed Consolidating Balance Sheet
December 31, 2014

	Parent	Subsidiary	Guarantor	Non- Guarantor	Other Non-Guarantors
(Dollars in millions)	Issuer	Issuer	Subsidiaries	Subsidiary		Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$—	$—	$6	$—	$—	$—	$6
Accounts receivable, net	—	—	88	—	—	—	88
Inventories	—	—	110	—	—	—	110
Assets held for sale	—	—	60	—	1	—	61
Prepaid expenses and other assets	—	—	9	—	2	—	11
Total current assets	—	—	273	—	3	—	276
Property, plant, and equipment, net	—	—	508	—	23	—	531
Intercompany/affiliate receivable	1,397	—	2	—	58	(1,457)	—
Intangibles and other assets, net(1)	—	—	93	—	1	—	94
Total assets	$1,397	$—	$876	$—	$85	$(1,457)	$901
LIABILITIES AND MEMBER’S EQUITY
Accounts payable	$—	$—	$63	$—	$—	$—	$63
Accrued liabilities	77	—	128	—	1	—	206
Current maturities of long-term debt	—	—	—	—	30	—	30
Liabilities related to assets held for sale	—	—	2	—	—	—	2
Total current liabilities	77	—	193	—	31	—	301
Intercompany/affiliate payable	—	—	1,423	—	34	(1,457)	—
Investment in subsidiaries	803	—	13	—	—	(816)	—
Long-term debt(2)	1,297	—	—	—	23	—	1,320
Other liabilities	—	—	52	—	8	—	60
Member’s (deficit) equity	(780)	—	(805)	—	(11)	816	(780)
Total liabilities and equity	$1,397	$—	$876	$—	$85	$(1,457)	$901

(1)	Intangibles and other assets, net of Guarantor Subsidiaries include $23 million of a long-term note receivable from Verso Finance.

(2)	Long-term debt of Other Non-Guarantors is payable to Verso Finance.

(3)	Certain amounts in the prior year presentation have been reclassified to conform to the current year presentation.

Verso Paper Holdings LLC
Condensed Consolidating Statements of Operations and Comprehensive Income
Three Months Ended June 30, 2015

	Parent	Subsidiary	Guarantor	Non- Guarantor	Other Non-Guarantors
(Dollars in millions)	Issuer	Issuer	Subsidiaries	Subsidiary		Eliminations	Consolidated
Net sales	$—	$—	$245	$550	$—	$(17)	$778
Cost of products sold (exclusive of depreciation, amortization, and depletion)	—	—	207	467	—	(17)	657
Depreciation, amortization, and depletion	—	—	16	47	1	—	64
Selling, general, and administrative expenses	—	—	24	23	(1)	—	46
Restructuring charges	—	—	2	4	—	—	6
Other operating income	—	—	(24)	24	—	—	—
Interest income	(48)	—	(1)	—	—	48	(1)
Interest expense	48	—	47	21	—	(48)	68
Equity in net loss of subsidiaries	(60)	—	—	—	—	60	—
Loss before income taxes	$(60)	$—	$(26)	$(36)	$—	$60	$(62)
Income tax benefit	—	—	—	(2)	—	—	(2)
Net loss	$(60)	$—	$(26)	$(34)	$—	$60	$(60)
Other comprehensive income	1	—	1	—	—	(1)	1
Comprehensive loss	$(59)	$—	$(25)	$(34)	$—	$59	$(59)

Verso Paper Holdings LLC
Condensed Consolidating Statements of Operations and Comprehensive Income
Six Months Ended June 30, 2015

	Parent	Subsidiary	Guarantor	Non- Guarantor	Other Non-Guarantors
(Dollars in millions)	Issuer	Issuer	Subsidiaries	Subsidiary		Eliminations	Consolidated
Net sales	$—	$—	$503	$1,103	$1	$(23)	$1,584
Cost of products sold (exclusive of depreciation, amortization, and depletion)	—	—	446	962	—	(23)	1,385
Depreciation, amortization, and depletion	—	—	33	87	1	—	121
Selling, general, and administrative expenses	—	—	51	51	(1)	—	101
Restructuring charges	—	—	17	11	—	—	28
Other operating income	—	—	(36)	36	—	—	—
Interest income	(95)	—	(1)	—	—	95	(1)
Interest expense	95	—	94	39	1	(95)	134
Other loss, net	—	—	—	—	—	—	—
Equity in net loss of subsidiaries	(182)	—	—	—	—	182	—
Loss before income taxes	$(182)	$—	$(101)	$(83)	$—	$182	$(184)
Income tax benefit	—	—	—	(2)	—	—	(2)
Net loss	$(182)	$—	$(101)	$(81)	$—	$182	$(182)
Other comprehensive income	1	—	1	—	—	(1)	1
Comprehensive loss	$(181)	$—	$(100)	$(81)	$—	$181	$(181)

Verso Paper Holdings LLC
Condensed Consolidating Statements of Operations and Comprehensive Income
Three Months Ended June 30, 2014

	Parent	Subsidiary	Guarantor	Non- Guarantor	Other Non-Guarantors
(Dollars in millions)	Issuer	Issuer	Subsidiaries	Subsidiary		Eliminations	Consolidated
Net sales	$—	$—	$321	$—	$1	$(1)	$321
Cost of products sold (exclusive of depreciation, amortization, and depletion)	—	—	277	—	—	(1)	276
Depreciation, amortization, and depletion	—	—	24	—	1	—	25
Selling, general, and administrative expenses	—	—	18	—	(1)	—	17
Interest income	(35)	—	(1)	—	(1)	36	(1)
Interest expense	35	—	35	—	3	(36)	37
Other loss, net	—	—	9	—	—	—	9
Equity in net loss of subsidiaries	(42)	—	—	—	—	42	—
Net loss	$(42)	$—	$(41)	$—	$(1)	$42	$(42)
Other comprehensive income	—	—	—	—	—	—	—
Comprehensive loss	$(42)	$—	$(41)	$—	$(1)	$42	$(42)
Certain amounts in the prior year presentation have been reclassified to conform to the current year presentation.

Verso Paper Holdings LLC
Condensed Consolidating Statements of Operations and Comprehensive Income
Six Months Ended June 30, 2014

	Parent	Subsidiary	Guarantor	Non- Guarantor	Other Non-Guarantors
(Dollars in millions)	Issuer	Issuer	Subsidiaries	Subsidiary		Eliminations	Consolidated
Net sales	$—	$—	$620	$—	$1	$(1)	$620
Cost of products sold (exclusive of depreciation, amortization, and depletion)	—	—	579	—	—	(1)	578
Depreciation, amortization, and depletion	—	—	50	—	1	—	51
Selling, general, and administrative expenses	—	—	36	—	(1)	—	35
Interest income	(70)	—	(1)	—	(1)	71	(1)
Interest expense	70	—	69	—	3	(71)	71
Other loss, net	—	—	19	—	—	—	19
Equity in net loss of subsidiaries	(133)	—	—	—	—	133	—
Net loss	$(133)	$—	$(132)	$—	$(1)	$133	$(133)
Other comprehensive income	—	—	—	—	—	—	—
Comprehensive loss	$(133)	$—	$(132)	$—	$(1)	$133	$(133)
Certain amounts in the prior year presentation have been reclassified to conform to the current year presentation.

Verso Paper Holdings LLC
Condensed Consolidating Statements of Cash Flows
Six Months Ended June 30, 2015

	Parent	Subsidiary	Guarantor	Non- Guarantor	Other Non-Guarantors
(Dollars in millions)	Issuer	Issuer	Subsidiaries	Subsidiary		Eliminations	Consolidated
Net cash used in operating activities	$—	$—	$(93)	$(92)	$—	$—	$(185)
Cash flows from investing activities:
Proceeds from sale of assets	—	—	50	1	—	—	51
Transfers from (to) restricted cash	—	—	—	—	1	—	1
Capital expenditures	—	—	(8)	(17)	—	—	(25)
Acquisition, net of cash acquired	—	—	—	128	—	—	128
Investment in parent securities	—	—	—	(5)	—	—	(5)
Return of capital to Parent Issuer	73	—	—	—	—	(73)	—
Advances to subsidiaries	(221)	—	—	—	—	221	—
Payments from subsidiaries	141	—	—	—	—	(141)	—
Net cash (used in) provided by investing activities	(7)	—	42	107	1	7	150
Cash flows from financing activities:
Borrowings on revolving credit facilities	116	—	—	410	—	—	526
Payments on revolving credit facilities	(109)	—	—	(344)	(30)	—	(483)
Return of capital to Parent Issuer	—	—	—	(73)	—	73	—
Advances from parent	—	—	191	—	30	(221)	—
Payments to parent	—	—	(140)	—	(1)	141	—
Net cash provided by (used in) financing activities	7	—	51	(7)	(1)	(7)	43
Change in cash and cash equivalents	—	—	—	8	—	—	8
Cash and cash equivalents at beginning of period	—	—	6	—	—	—	6
Cash and cash equivalents at end of period	$—	$—	$6	$8	$—	$—	$14

Verso Paper Holdings LLC
Condensed Consolidating Statements of Cash Flows
Six Months Ended June 30, 2014

	Parent	Subsidiary	Guarantor	Non-Guarantor	Other Non-Guarantors
(Dollars in millions)	Issuer	Issuer	Subsidiaries	Subsidiary		Eliminations	Consolidated
Net cash used in operating activities	$—	$—	$(69)	$—	$1	$—	$(68)
Cash flows from investing activities:
Transfers from (to) restricted cash	—	—	2	—	(1)	—	1
Capital expenditures	—	—	(27)	—	—	—	(27)
Other investing activities	—	—	5	—	—	—	5
Advances to subsidiaries	(185)	—	—	—	—	185	—
Payments from subsidiaries	117	—	—	—	—	(117)	—
Net cash used in investing activities	(68)	—	(20)	—	(1)	68	(21)
Cash flows from financing activities:
Borrowings on revolving credit facilities	168	—	—	—	20	—	188
Payments on revolving credit facilities	(100)	—	—	—	—	—	(100)
Debt issuance costs	—	—	—	—	(3)	—	(3)
Advances from parent	—	—	185	—	—	(185)	—
Payments to parent	—	—	(101)	—	(16)	117	—
Net cash provided by financing activities	68	—	84	—	1	(68)	85
Change in cash and cash equivalents	—	—	(4)	—	—	—	(4)
Cash and cash equivalents at beginning of period	—	—	11	—	—	—	11
Cash and cash equivalents at end of period	$—	$—	$7	$—	$—	$—	$7
Certain amounts in the prior year presentation have been reclassified to conform to the current year presentation.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a leading North American producer of printing and specialty papers and pulp. Our papers are used primarily in commercial printing, media and marketing applications, including magazines, catalogs, books, direct mail, corporate collateral, retail inserts, and specialty applications, including label and converting, flexible packaging and technical paper.  We also produce and sell market kraft pulp, which is used to manufacture printing, writing, and specialty paper grades and tissue products. Headquartered in Memphis, Tennessee, with a business center in Miamisburg, Ohio, Verso operates eight mills strategically located in Kentucky, Maine, Maryland, Michigan, Minnesota and Wisconsin with a total annual paper production capacity of approximately 3.6 million tons.

Financial Summary

On January 3, 2014, Verso, Verso Merger Sub Inc., a Delaware corporation and an indirect, wholly owned subsidiary of Verso, or “Merger Sub,” and NewPage Holdings Inc., a Delaware corporation, or “NewPage,” entered into an Agreement and Plan of Merger, or the “Merger Agreement,” pursuant to which the parties agreed to merge Merger Sub with and into NewPage on the terms and subject to the conditions set forth in the Merger Agreement, with NewPage surviving the merger as an indirect, wholly owned subsidiary of Verso. On January 7, 2015, Verso consummated the acquisition of NewPage through the merger of Merger Sub, with and into NewPage, or the “NewPage acquisition,” pursuant to the Merger Agreement. As a result of the merger of Merger Sub with and into NewPage, Merger Sub’s separate corporate existence ceased and NewPage continued as the surviving corporation and an indirect, wholly owned subsidiary of Verso. As such, management’s discussion and analysis of financial condition and results of operations for the three-month and six-month periods ended June 30, 2015, include the impact of NewPage’s operations on our business.

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

VERSO CORPORATION

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in millions)	2015	2014	2015	2014
Net sales	$778	$321	$1,584	$620
Costs and expenses:
Cost of products sold - (exclusive of depreciation, amortization, and depletion)	657	276	1,385	578
Depreciation, amortization, and depletion	64	25	121	51
Selling, general, and administrative expenses	46	17	101	35
Restructuring charges	6	—	28	—
Total operating expenses	773	318	1,635	664
Operating income (loss)	5	3	(51)	(44)
Interest expense	67	36	133	70
Other loss, net	—	9	—	19
Loss before income taxes	(62)	(42)	(184)	(133)
Income tax benefit	(2)	—	(2)	—
Net loss	$(60)	$(42)	$(182)	$(133)

VERSO PAPER HOLDINGS LLC

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in millions)	2015	2014	2015	2014
Net sales	$778	$321	$1,584	$620
Costs and expenses:
Cost of products sold - (exclusive of depreciation, amortization, and depletion)	657	276	1,385	578
Depreciation, amortization, and depletion	64	25	121	51
Selling, general, and administrative expenses	46	17	101	35
Restructuring charges	6	—	28	—
Total operating expenses	773	318	1,635	664
Operating income (loss)	5	3	(51)	(44)
Interest income	(1)	(1)	(1)	(1)
Interest expense	68	37	134	71
Other loss, net	—	9	—	19
Loss before income taxes	(62)	(42)	(184)	(133)
Income tax benefit	(2)	—	(2)	—
Net loss	$(60)	$(42)	$(182)	$(133)

Second Quarter of 2015 Compared to Second Quarter of 2014

Net Sales. Net sales for the second quarter of 2015 increased 142% to $778 million from $321 million in the second quarter of 2014. Our sales increase was primarily driven by a 122% increase in total sales volume, from 407 thousand tons in 2014 to 902 thousand tons in 2015. The increase in volume resulted in $408 million of additional revenue, while changes in pricing contributed $48 million, as the average sales price per ton increased from $789 to $862, for all of our products in the second quarter of 2015, compared to the second quarter of 2014.

Net sales for our paper segment increased 163% to $723 million in the second quarter of 2015 from $275 million in the second quarter of 2014, due to a 144% increase in paper sales volume to 802 thousand tons in the second quarter of 2015 compared to 329 thousand tons in the second quarter of 2014, supplemented by an 8% increase in average sales price per ton of paper to $900 in the second quarter of 2015, compared to $835 in the second quarter of 2014. The increased sales volume, which is primarily due to the addition of sales resulting from the NewPage acquisition, resulted in $395 million of additional revenue, which was augmented by the impact for the change in price of $52 million. The increase in pricing was due to the addition of a different mix of paper products from NewPage.

Net sales for our pulp segment increased 20% in the second quarter of 2015 to $55 million from $46 million in the second quarter of 2015, due to a 30% increase in pulp sales volume to 100 thousand tons in the second quarter of 2015, compared to 77 thousand tons in the second quarter of 2014, while the average sales price per ton declined 6% to $557 in the second quarter of 2015, compared to $593 in the second quarter of 2014. The increased sales volume, which is primarily attributable to the addition of net sales as a result of the NewPage acquisition, contributed $13 million of additional revenue, while the change in pricing resulted in a decrease in revenue of $4 million. The price decline was attributable to market price reductions.

Cost of sales.  Cost of products sold, excluding depreciation, amortization, and depletion expenses, increased $381 million, or 138%, while depreciation, amortization, and depletion expenses increased $39 million, or 156%, primarily due to incremental costs as a result of the NewPage acquisition.  Our gross margin percentage was 15.5% for the second quarter of 2015 compared to 14.1% for the second quarter of 2014, reflecting an incremental $76 million in gross margin, with $55 million attributable to volume increases and $21 million attributable to higher margin per ton as a result of a different mix of paper products from NewPage.

Selling, general, and administrative.  Selling, general, and administrative expenses increased primarily due to incremental expenses of $29 million, or 171%, in the second quarter of 2015, compared the second quarter of 2014, as a result of the NewPage acquisition. Selling, general, and administrative expenses are allocated to the paper and pulp segments based on relative sales volume.

Restructuring charges. Restructuring charges of $6 million during the second quarter of 2015, consisted of approximately $3 million of severance and benefit costs related to efforts to integrate the legacy Verso and NewPage operations and $3 million of expenses related to the sale of the Bucksport mill. Restructuring charges for the second quarter of 2015 related primarily to the paper segment.

Interest expense.  Verso’s interest expense for the second quarter of 2015 was $67 million, compared to $36 million for the second quarter of 2014. Verso Holdings’ interest expense was $68 million for the second quarter of 2015, compared to $37 million or the second quarter of 2014. The change in interest expense reflects the addition of the NewPage ABL Facility and NewPage Term Loan Facility, the 2015 First Lien Notes issued in connection with the acquisition and changes resulting from the completion of the second lien and subordinated notes exchange offers.

First Six Months of 2015 Compared to First Six Months of 2014

Net Sales. Net sales for the six months ended June 30, 2015 increased 156% to $1,584 million from $620 million in the six months ended June 30, 2014. Our sales increase was primarily driven by a 135% increase in total sales volume, from 778 thousand tons in 2014 to 1,831 thousand tons in 2015. The increase in volume resulted in $868 million of additional revenue. The revenue increase associated with the increased volume was enhanced by the impact of pricing improvements of $96 million, as the average sales price per ton increased from $796 to $865, for all of our products in the six months ended June 30, 2015, compared to the six months ended June 30, 2014.

Net sales for our paper segment increased 173% to $1,471 million in the six months ended June 30, 2015 from $538 million in the six months ended June 30, 2014, due to a 154% increase in paper sales volume to 1,627 thousand tons in the six months ended June 30, 2015 compared to 640 thousand tons in the six months ended June 30, 2014, supplemented by an 8% increase in average sales price per ton of paper to $904 in six months ended June 30, 2015, compared to $840 in the six months ended June 30, 2014. The increased sales volume, which is primarily due to the addition of sales resulting from NewPage acquisition, resulted in $829 million of additional revenue, which was augmented by the impact for the change in price of $104 million. The increase in pricing was due to the addition of a different mix of paper products from NewPage.

Net sales for our pulp segment increased 38% in the six months ended June 30, 2015 to $113 million from $82 million in the six months ended June 30, 2014, due primarily to a 48% increase in pulp sales volume to 204 thousand tons in the six months ended June 30, 2015, compared to 138 thousand tons in the six months ended June 30, 2014. Concurrently, the average sales price per ton declined 7% to $554 in the six months ended June 30, 2015, compared to $594 in the six months ended June 30, 2014. The increased sales volume, which is primarily attributable to the addition of net sales as a result of the NewPage acquisition, contributed $39 million of additional revenue, while pricing resulted in an decrease in revenue of $8 million. The price decline was attributable to market price reductions.

Cost of sales.  Cost of products sold, excluding depreciation, amortization, and depletion expenses, increased $807 million, or 140%, in the six months ended June 30, 2015, compared to the six months ended June 30, 2014, while depreciation, amortization, and depletion expenses increased $70 million, or 137%, primarily due to incremental costs as a result of the NewPage acquisition.  Our gross margin was 12.6% for the six months ended June 30, 2015, compared to 6.8% for the six months ended June 30, 2014, reflecting an incremental $157 million in gross margin, with $57 million attributable to volume increases and $100 million attributable to higher margin per ton as a result of different mix of paper products from NewPage.

Selling, general, and administrative.   Selling, general, and administrative expenses increased primarily due to incremental expenses of $66 million, or 189%, as a result of the NewPage acquisition. Selling, general, and administrative expenses are allocated to the paper and pulp segments based on relative sales volume.

Restructuring charges.  Restructuring charges for the six months ended June 30, 2015 were $28 million, and consisted of approximately $16 million of severance and benefit costs related to efforts to integrate the legacy Verso and NewPage operations and $12 million of expenses related to the sale of the Bucksport mill. Restructuring charges for the six months ended June 30, 2015 related primarily to the paper segment.

Interest expense.  Verso’s interest expense for the six months ended June 30, 2015 was $133 million, compared to $70 million for the same period in 2014.  Verso Holdings’ interest expense was $134 million for the six months ended June 30, 2015 compared to $71 million for the same period in 2014. The change in interest expense year over year reflects the addition of the NewPage ABL Facility and NewPage Term Loan Facility, the 2015 First Lien Notes issued in connection with the acquisition and changes resulting from the completion of the second lien and subordinated notes exchange offers.

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

	VERSO
	Six Months	Year	Six Months	Twelve Months
	Ended	Ended	Ended	Ended
	June 30,	December 31,	June 30,	June 30,
(Dollars in millions)	2014	2014	2015	2015
Cash flows from operating activities	$(68)	$(58)	$(185)	$(175)
Income tax benefit	—	(3)	(2)	(5)
Amortization of debt issuance costs	(4)	(8)	(2)	(6)
Accretion of discount on long-term debt	—	(1)	(1)	(2)
Equity award expense	(1)	(2)	(1)	(2)
Interest expense	70	142	133	205
Trademark impairment	—	(6)	—	(6)
Asset impairment	—	(102)	—	(102)
Other, net	(12)	(2)	7	17
Changes in assets and liabilities, net	3	(83)	121	35
EBITDA	(12)	(123)	70	(41)
Restructuring charges (1)	—	141	28	169
Integration (2)	—	—	9	9
NewPage acquisition-related costs/charges (3)	19	39	17	37
Hedge losses (gains) (4)	11	17	(5)	1
Equity award expense (5)	1	2	1	2
Trademark impairment (6)	—	6	—	6
Other items, net (7)	1	2	4	5
Adjusted EBITDA before pro forma effects of profitability program	20	84	124	188

(1)	Represents costs primarily attributable to the closure of the Bucksport mill and the costs associated with reorganizing the business after the NewPage acquisition.

(2)	Represents costs associated with efforts to integrate the legacy Verso and NewPage operations, generate cost savings and capture synergies across the combined company.

(3)	Represents costs incurred in connection with the NewPage acquisition, including one-time impacts of purchase accounting.

(4)	Represents unrealized losses (gains) on energy-related derivative contracts.

(5)	Represents amortization of non-cash incentive compensation.

(6)	Represents non-cash impairment charge on trademarks.

(7)	Represents miscellaneous non-cash and other earnings adjustments.

	VERSO
	Six Months	Year	Six Months	Twelve Months
	Ended	Ended	Ended	Ended
	June 30,	December 31,	June 30,	June 30,
(Dollars in millions)	2014	2014	2015	2015
Net loss	$(133)	$(353)	$(182)	$(402)
Income tax benefit	—	(3)	(2)	(5)
Interest expense	70	142	133	205
Depreciation, amortization, and depletion	51	91	121	161
EBITDA	$(12)	$(123)	$70	$(41)

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

Liquidity and Capital Resources

We have historically relied primarily upon cash flow from operations and borrowings under our revolving credit facilities to finance operations, capital expenditures, and debt service requirements.  We are a highly leveraged company. As of June 30, 2015, we had $2,684 million in borrowings outstanding under our existing financing arrangements, including the revolving credit facility and the floating rate senior secured term loan issued by NewPage Corp. Also as of June 30, 2015, $56 million was available for future borrowings under the Verso Holdings revolving credit facilities, and $117 million was available for future borrowings under the NewPage Corp revolving credit facility. Our debt arrangements contain financial and other restrictive covenants that limit our ability to engage in activities that may be in our long-term best interests. Failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all of our debts. If we are unable to repay our indebtedness when due or declared due, our lenders also will have the right to proceed against the collateral pledged to them to secure the indebtedness. Our indebtedness requires us to dedicate a substantial portion of our cash flows from operations to payments for our debt service, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, research and development efforts, and other corporate purposes. In addition, our indebtedness increases our vulnerability to adverse economic and industry conditions and places us at a competitive disadvantage compared to competitors that have less debt.

Our ability to achieve our future projected operating results is largely based on the successful integration of NewPage, the borrowing availability of the combined company, and the synergies and operational cost reduction and earnings enhancement initiatives expected to be achieved from the NewPage acquisition. The synergies and operational cost reductions are targeted in the areas of personnel expenses, raw materials costing and manufacturing efficiencies. We have established plans within each of these areas to meet these targets, including targeted dates for completion. If the integration of NewPage into our business is not completed within these expected time frames, the synergies and other benefits that we expect to achieve could be materially and adversely affected, and these situations could result in additional transaction costs, loss of revenue or other effects associated with uncertainty about the NewPage acquisition. If we are unable to meet our projected performance targets, our liquidity could be adversely impacted and we may need to seek additional sources of liquidity, potentially including additional financing and/or sale of assets. Our future performance could adversely affect our ability to raise additional capital to fund our operations, and there is no assurance that financing will be available in a sufficient amount, on acceptable terms, or on a timely basis.

Our ability to continue as a going concern is dependent on management’s plans, which are primarily centered on the synergies, operational cost reductions and earnings enhancement initiatives expected to be achieved from the NewPage acquisition. Market conditions relating to pricing and customer demand considerations will also impact our future results of operations and liquidity. We have certain significant cash outflow requirements over the next twelve months outside of normal paper mill operations, including our current debt service requirements and transaction and integration costs associated with the NewPage acquisition. Over the next twelve months through June 30, 2016, our projected principal and interest payments, based on June 30, 2015 borrowings and floating interest rates are approximately $300 million, of which $280 million is interest (approximately $20 million in the second and fourth quarters and approximately $120 million in the first and third quarters). For fiscal year 2016, in addition to similarly scheduled quarterly interest payments, we also have approximately $78 million in required principal payments due, with the majority occurring in the third quarter of that year. While we believe that our future operating results will provide sufficient cash flows to fund our operations, debt service requirements, and capital expenditures, our projected future operating results are subject to material uncertainties, especially those related to our ability to successfully capitalize on the operational benefits of the NewPage acquisition.

We believe that our plans for the integration of NewPage, together with cash flows from operations and available borrowings under our revolving credit facilities, are sufficient to allow us to meet our current and future obligations, pay scheduled principal and interest payments, and provide funds for working capital, capital expenditures, and other needs of the business for the next twelve months. However, no assurance can be given that we will be able to generate sufficient cash flows from operations or that future borrowings will be available under our revolving credit facilities in an amount sufficient to fund our liquidity needs on a long-term basis.

As we focus on managing our expenses and cash flows, we continue to assess and implement, as appropriate, various earnings enhancement and expense reduction initiatives.  Management has developed a company-wide cost reduction program and expects to yield approximately $25 million of additional cost reductions, of which approximately $20 million are expected to be realized in the remainder of 2015 and the remaining $5 million are expected to be realized in 2016. We continue to search for and develop additional cost saving measures; however, no assurance can be given that the anticipated benefits we project will be realized as expected or at all. In addition, we continue to evaluate selling non-strategic assets in the future to obtain additional liquidity.

Verso’s and Verso Holdings’ cash flows from operating, investing and financing activities, as reflected in the accompanying Unaudited Condensed Consolidated Statements of Cash Flows, are summarized in the following table.

	VERSO		VERSO HOLDINGS
	Six Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in millions)	2015	2014	2015	2014
Net cash (used in) provided by:
Operating activities	$(185)	$(68)	$(185)	$(68)
Investing activities	150	(21)	150	(21)
Financing activities	43	85	43	85
Net change in cash and cash equivalents	$8	$(4)	$8	$(4)

Operating activities.  In the first six months of 2015, Verso’s net cash used in operating activities of $185 million reflects a net loss of $182 million adjusted for non-cash depreciation, amortization, and accretion of $125 million and an increase in working capital of $77 million. The change in working capital reflected seasonal increases in inventory and a decrease in accrued liabilities primarily attributable to payments of Merger and Exchange Offer related expenses, and severance and other costs associated with the Bucksport closure and NewPage Acquisition.

In the first six months of 2014, Verso’s net cash used in operating activities of $68 million reflected a net loss of $133 million adjusted for non-cash depreciation, amortization, depletion and accretion of $55 million and an increase in working capital of $4 million. The change in working capital reflected seasonal increases in inventory and a decrease accounts payable. Verso Holdings’ operating cash flows are the same as those of Verso in all material respects.

Investing activities.  In the first six months of 2015, Verso’s net cash provided by investing activities of $150 million reflects cash acquired in the NewPage acquisition of $128 million as well as proceeds from sale of assets of $51 million including the sale of the Bucksport mill and were offset by capital expenditures of $25 million.  This compares to $21 million of net cash used in investing activities in the first six months of 2014, which was driven primarily by capital expenditures of $27 million. Verso Holdings’ investing cash flows are the same as those of Verso.

Financing activities.  In the first six months of 2015, Verso’s net cash provided by financing activities was $43 million compared to net cash provided by financing activities of $85 million in the first six months of 2014. Cash provided by financing activities in the first six months of 2015 and 2014, resulted primarily from net borrowings on our revolving credit facilities. Verso Holdings’ financing cash flows are the same as those of Verso.

Indebtedness.  As of June 30, 2015, the principal amount of Verso’s total indebtedness was $2,684 million and the principal amount of Verso Holdings’ total indebtedness was $2,707 million, including $166 million on the NewPage ABL facility (as defined below), $734 million on the NewPage Term Loan Facility (as defined below), and a $23 million loan from Verso Finance Holdings to Chase NMTC Verso Investment Fund. Note that the issuers and guarantors of Verso’s debt securities (including the 2015 First Lien Notes) and the borrower and guarantors of Verso’s credit facilities do not guarantee the obligations under the NewPage ABL Facility or the NewPage Term Loan Facility, and the borrower and guarantors under the NewPage ABL Facility and the NewPage Term Loan Facility do not guarantee the obligations under Verso’s debt securities and credit facilities. As a result, following the consummation of the NewPage acquisition, the holders of Verso’s debt securities (including the 2015 First Lien Notes) are structurally subordinated to the obligations under the NewPage ABL Facility and the NewPage Term Loan Facility to the extent of the value of the collateral securing the NewPage ABL Facility and the New Page Term Loan Facility.

Verso Holdings

Revolving Credit Facilities.  In 2012, Verso Holdings entered into revolving credit facilities consisting of a $150 million asset-based loan facility, or “ABL Facility,” and a $50 million cash-flow facility, or “Cash Flow Facility.” Verso Holdings’ ABL Facility had $65 million outstanding, $30 million in letters of credit issued, and $11 million available for future borrowing as of June 30, 2015.  Verso Holdings’ Cash Flow Facility had $5 million outstanding balance, no letters of credit issued, and $45 million available for future borrowing as of June 30, 2015.  The indebtedness under the revolving credit facilities bears interest at a floating rate based on a margin over a base rate or eurocurrency rate.  As of June 30, 2015, the applicable margin for advances under the ABL Facility was 1.25% for base rate advances and 2.25% for LIBOR advances, and the applicable margin for advances under the Cash Flow Facility was 3.75% for base rate advances and 4.75% for LIBOR advances.  As of June 30, 2015, the weighted-average interest rate on outstanding advances was 2.91%.  Verso Holdings is required to pay a commitment fee to the lenders in respect of the unused commitments under the ABL Facility at an annual rate of either 0.375% or 0.50%, based on daily average utilization, and under the Cash Flow Facility at an annual rate of 0.625%.  The indebtedness under each of the revolving credit facilities is guaranteed, jointly and severally, by Verso Finance and each of Verso Holdings’ subsidiaries, subject to certain exceptions, and the indebtedness and guarantees are senior secured obligations of Verso Holdings and the guarantors, respectively.  The indebtedness under the ABL Facility and related guarantees are secured by first-priority security interests, subject to permitted liens, in substantially all of Verso Holdings’, Verso Finance’s, and the subsidiary guarantors’ (excluding among other subsidiaries, NewPage Investment Company and its subsidiaries) inventory and accounts receivable, or “Verso ABL Priority Collateral,” and second-priority security interests, subject to permitted liens, in substantially all of their other assets, or “Notes Priority Collateral.”  The indebtedness under each of the Cash Flow Facility and related guarantees are secured, pari passu with the 2012 First Lien Notes and the 2015 First Lien Notes, each defined below, and related guarantees, by first-priority security interests in the Notes Priority Collateral and second-priority security interests in the Verso ABL Priority Collateral.  The revolving facilities will mature on May 4, 2017.

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

The 11.75% Senior Secured Notes due 2019 issued in 2012 and 2013 constitute one class of securities and are referred to herein as the “2012 First Lien Notes.” The notes bear interest, payable semi-annually, at the rate of 11.75% per year.  The notes are guaranteed, jointly and severally, on a senior secured basis, by each of Verso Holdings’ existing domestic subsidiaries that guarantee its senior secured credit facility and by each of its future domestic subsidiaries that guarantees certain of its debt or issues disqualified stock.  The notes and related guarantees are secured, pari passu with the Cash Flow Facility and related guarantees, by first-priority security interests in the Notes Priority Collateral and second-priority security interests in the ABL Priority Collateral.  The notes will mature on January 15, 2019.

On January 7, 2015, in connection with the consummation of the NewPage acquisition, Verso Holdings issued $650 million aggregate principal amount of 11.75% Senior Secured Notes due 2019, or the “2015 First Lien Notes,” to the stockholders of NewPage as partial consideration in the NewPage acquisition. The 2015 First Lien Notes bear interest, payable semi-annually, at the rate of 11.75% per year. The 2015 First Lien Notes are guaranteed, jointly and severally, on a senior secured basis, by each of Verso Holdings’ existing domestic subsidiaries that guarantee the ABL Facility and the Cash Flow Facility and by each of its future domestic subsidiaries that guarantees certain of its debt or issues disqualified stock. The 2015 First Lien Notes and the related guarantees are secured, pari passu with the Cash Flow Facility and related guarantees, by first-priority security interests in the Notes Priority Collateral and second-priority security interests in the Verso ABL Priority Collateral. The 2015 First Lien Notes will mature on January 15, 2019.

11.75% Secured Notes due 2019. In 2012, Verso Holdings issued $272 million aggregate principal amount of 11.75% Secured Notes due 2019, or the “1.5 Lien Notes.” The 1.5 Lien Notes bear interest, payable semi-annually, at the rate of 11.75% per year. The 1.5 Lien Notes are guaranteed, jointly and severally, by each of Verso Holdings’ existing domestic subsidiaries that guarantee the ABL Facility and the Cash Flow Facility and by each of its future domestic subsidiaries that guarantees certain of its debt or issues disqualified stock. The 1.5 Lien Notes and related guarantees are secured by security interests, subject to permitted liens, in substantially all of Verso Holdings’ and the guarantors’ tangible and intangible assets.  The 1.5 Lien Notes and related guarantees are secured by liens that rank junior to those securing the obligations under the ABL Facility, the Cash Flow Facility, the 2012 First Lien Notes and the 2015 First Lien Notes and rank senior to those securing the New Second Lien Notes (as defined below).  The 1.5 Lien Notes will mature on January 15, 2019.

13% Second Priority Senior Secured Notes due 2020. On July 2, 2014, Verso Holdings commenced an offer to exchange any and all of Verso Holdings’ outstanding 8.75% Second Priority Senior Secured Notes due 2019, or “Old Second Lien Notes,” for their Second Priority Adjustable Senior Secured Notes, or “New Second Lien Notes,” and warrants issued by Verso that were mandatorily convertible on a one-for-one basis into shares of Verso’s common stock immediately prior to the NewPage acquisition, or “Warrants,” (we refer to this exchange offer as the “Second Lien Notes Exchange Offer”). On August 1, 2014, approximately $299 million aggregate principal amount of Old Second Lien Notes were tendered and accepted in exchange for a like amount of New Second Lien Notes and approximately 9.3 million Warrants in the Second Lien Notes Exchange Offer. The Warrants had no fair value at the date of the closing of the Second Lien Notes Exchange Offer. The New Second Lien Notes and related guarantees are secured by liens that rank junior to those securing the obligations under the ABL Facility, the Cash Flow Facility, the 2012 First Lien Notes, the 2015 First Lien Notes and the 1.5 Lien Notes.
On January 7, 2015, in connection with the consummation of the NewPage acquisition, the provisions of the New Second Lien Notes were adjusted as follows: (a) the principal amount was adjusted such that a holder of $1,000 principal amount of New Second Lien Notes immediately prior to the NewPage acquisition now holds $593.75 principal amount of New Second Lien Notes (and any adjusted New Second Lien Notes that did not bear an authorized denomination were rounded down); (b) the maturity date was extended from February 1, 2019, to August 1, 2020; (c) the interest rate was adjusted such that the New Second Lien Notes bear interest, payable semiannually, from and after January 7, 2015 at a rate of 10% per year payable entirely in cash plus 3% per year payable entirely by increasing the principal amount of the outstanding New Second Lien Notes or by issuing additional New Second Lien Notes, as compared to a rate 8.75% per year prior to such adjustment; (d) the optional redemption provisions were adjusted as provided in the indenture governing the New Second Lien Notes; and (e) certain other terms and conditions of the New Second Lien Notes were modified as set forth in the indenture governing the New Second Lien Notes. As a result of the principal adjustment, the outstanding principal amount of the New Second Lien Notes was reduced by approximately $121 million from approximately $299 million before January 7, 2015, to approximately $178 million afterwards.
16% Senior Subordinated Notes due 2020. On July 2, 2014, Verso Holdings also commenced an offer to exchange any and all of Verso Holdings’ outstanding 11.38% Senior Subordinated Notes due 2016, or “Old Subordinated Notes” for their new Adjustable Senior Subordinated Notes, or “New Subordinated Notes,” and Warrants (we refer to this exchange offer as the

“Subordinated Notes Exchange Offer”). On August 1, 2014, approximately $102 million aggregate principal amount of Old Subordinated Notes were tendered and accepted in exchange for a like amount of New Subordinated Notes and approximately 5.4 million Warrants in the Subordinated Notes Exchange Offer. The Warrants had no fair value at the date of the closing of the Subordinated Notes Exchange Offer.
On January 7, 2015, in connection with the consummation of the NewPage acquisition, the provisions of the New Subordinated Notes were adjusted as follows: (a) the principal amount was adjusted such that a holder of $1,000 principal amount of New Subordinated Notes immediately prior to the NewPage acquisition now holds $620 principal amount of New Subordinated Notes (and any adjusted New Subordinated Notes that did not bear an authorized denomination were rounded down); (b) the maturity date of the New Subordinated Notes was extended from August 1, 2016, to August 1, 2020; (c) the interest rate was adjusted such that the New Subordinated Notes bear interest from and after the January 7, 2015 at a rate of 11% per year payable entirely in cash plus 5% per year payable entirely by increasing the principal amount of the outstanding New Subordinated Notes or by issuing additional New Subordinated Notes, as compared to a rate of 11.38% per year prior to such adjustment; (d) the optional redemption provisions were adjusted as provided in the indenture governing the New Subordinated Notes; and (e) certain other terms and conditions of the New Subordinated Notes were modified as set forth in the indenture governing the New Subordinated Notes. As a result of the principal adjustment, the outstanding principal amount of the New Subordinated Notes was reduced by approximately $39 million from approximately $102 million before January 7, 2015, to approximately $63 million afterwards.

8.75% Second Priority Senior Secured Notes due 2019.  In 2011, Verso Holdings issued $396 million aggregate principal amount of 8.75% Second Priority Senior Secured Notes due 2019, or “Old Second Lien Notes.” On August 1, 2014, approximately $299 million aggregate principal amount of Old Second Lien Notes were tendered and accepted in exchange for a like amount of New Second Lien Notes and approximately 9.3 million Warrants in the Second Lien Notes Exchange Offer. Following the settlement of the Second Lien Notes Exchange Offer, approximately $97 million aggregate principal amount of the Old Second Lien Notes remain outstanding. The Old Second Lien Notes bear interest, payable semi-annually, at the rate of 8.75% per year.  The Old Second Lien Notes are guaranteed, jointly and severally, by each of Verso Holdings’ subsidiaries that guarantee the ABL Facility and the Cash Flow Facility as of the Second Lien Notes Exchange Offer, subject to certain exceptions. As of August 1, 2014, the Old Second Lien Notes were amended by a supplemental indenture so as to (a) eliminate or waive substantially all of the restrictive covenants contained in the indenture governing such notes, (b) eliminate certain events of default, (c) modify covenants regarding mergers and consolidations, and (d) modify or eliminate certain other provisions, including, in some cases, certain provisions relating to defeasance, contained in such indenture and such notes. In addition, as of August 1, 2014, the Old Second Lien Notes are no longer secured by any collateral. The Old Second Lien Notes will mature on February 1, 2019.

11.38% Senior Subordinated Notes due 2016.  In 2006, Verso Holdings issued $300 million aggregate principal amount of Old Subordinated Notes. On August 1, 2014, approximately $102 million aggregate principal amount of the Old Subordinated Notes were tendered and accepted in exchange for a like amount of New Subordinated Notes and approximately 5.4 million Warrants in the Subordinated Notes Exchange Offer. Following the settlement of the Subordinated Notes Exchange Offer, approximately $41 million aggregate principal amount of the Old Subordinated Notes remain outstanding. The Old Subordinated Notes bear interest, payable semi-annually, at the rate of 11.38% per year. The Old Subordinated Notes are guaranteed, jointly and severally, by each of Verso Holdings’ subsidiaries that guarantee the ABL Facility and the Cash Flow Facility as of the Subordinated Notes Exchange Offer, subject to certain exceptions. The Old Subordinated Notes and guarantees are unsecured senior subordinated obligations of Verso Holdings and the guarantors, respectively. As of August 1, 2014, the Old Subordinated Notes were amended by a supplemental indenture so as to (a) eliminate or waive substantially all of the restrictive covenants contained in the indenture governing such notes, (b) eliminate certain events of default, (c) modify covenants regarding mergers and consolidations, and (d) modify or eliminate certain other provisions, including, in some cases, certain provisions relating to defeasance, contained in such indenture and such notes. The Old Subordinated Notes will mature on August 1, 2016.

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

Loan from NewPage Corp. On July 14, 2015, NewPage Corp entered into a $60 million inter-company revolving credit facility with VAP. The loan bears interest at a floating eurocurrency rate plus a 4.75% margin, matures on January 6, 2018, and is guaranteed by Verso Maine Power Holdings LLC, or “VMPH,” with such guaranty being secured by a pledge of VMPH’s member interest in VAP.  As of August 7, 2015, the outstanding balance on the loan was $29 million.  We have used the borrowings under the credit facility for working capital and other general corporate purposes.

As a holding company, Verso’s investments in its operating subsidiaries constitute substantially all of its operating assets.  Consequently, Verso’s subsidiaries conduct all of its consolidated operations and own substantially all of its operating assets. Verso’s principal source of the cash it needs to pay its debts is the cash that its subsidiaries generate from their operations and their borrowings. Verso’s subsidiaries are not obligated to make funds available to it.  The terms of the ABL Facility, the Cash Flow Facility, the New Page ABL (as defined below), the Term Loan (as defined below) and the indentures governing the outstanding notes of Verso Holdings subsidiaries significantly restrict Verso’s subsidiaries from paying dividends and otherwise transferring assets to Verso.  Furthermore, Verso’s subsidiaries are permitted under the terms of the ABL Facility, the Cash Flow Facility, the New Page ABL, the Term Loan and the indentures governing the outstanding notes of Verso Holdings to incur additional indebtedness that may severely restrict or prohibit the making of distributions, the payment of dividends, or the making of loans by such subsidiaries to Verso.  Although the terms of the ABL Facility, the Cash Flow Facility and the indentures governing the outstanding notes of Verso Holdings do not restrict Verso’s operating subsidiaries from obtaining funds from their respective subsidiaries to fund their operations and payments on indebtedness, there can be no assurance that the agreements governing the current and future indebtedness of its subsidiaries will permit its subsidiaries to provide Verso with sufficient dividends, distributions or loans to fund its obligations or pay dividends to its stockholders. In addition, the New Page ABL and the NewPage Term Loan place certain restrictions on the ability of NewPage’s subsidiaries to make funds available to Verso and its subsidiaries other than Verso’s subsidiaries that are also subsidiaries of NewPage Corp.

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

NewPage Corp
Revolving Credit Facility. On February 11, 2014, NewPage Corporation, or “NewPage Corp,” entered into a $350 million senior secured asset-backed revolving credit facility, or the “NewPage ABL Facility.” As of June 30, 2015, the NewPage ABL Facility had $166 million outstanding balance, $56 million letters of credit issued, and $117 million available for future borrowing. Amounts drawn under the NewPage ABL Facility bear annual interest at either the LIBOR rate plus a margin of 1.75% to 2.25% per year or at a base rate plus a margin of 0.75% to 1.25% per year. The interest rate margins on the NewPage ABL Facility are subject to adjustments based on the daily average availability of the NewPage ABL Facility. As of June 30, 2015, the weighted-average interest rate on outstanding advances was 2.51%. NewPage Corp is required to pay a commitment fee to the lenders in respect of the unutilized commitments under the revolving credit facilities and other customary fees. The security interest with respect to the NewPage ABL Facility consists of a first-priority lien with respect to most inventory, accounts receivable, bank accounts, and certain other assets of NewPage Corp, or “NewPage ABL Priority Collateral,” and a second-priority lien with respect to all other NewPage Corp assets, or “NewPage Term Loan Priority Collateral.” The NewPage ABL Facility will mature on February 11, 2019.

The issuers and guarantors of Verso Holdings’ debt securities and the borrower and guarantors of Verso Holdings’ credit facilities do not guarantee the obligations under the NewPage ABL Facility, and the borrower and the guarantors under the NewPage ABL Facility do not guarantee the obligations under Verso Holdings’ debt securities and credit facilities.

 Floating Rate Senior Secured Term Loan. On February 11, 2014, NewPage Corp entered into a $750 million term loan facility, or “Term Loan Facility.” Amounts drawn under the Term Loan Facility bear annual interest at either the LIBOR rate plus a margin of 8.25% or at a base rate plus a margin of 7.25% per year. The interest in effect for the Term Loan Facility at June 30, 2015 was 9.50% per year. The security interest with respect to the Term Loan Facility consists of a first-priority lien with respect to the NewPage Term Loan Priority Collateral and a second-priority lien with respect to the NewPage ABL Priority Collateral. The Term Loan Facility has scheduled principal payments due quarterly that begin on September 30, 2015. However, NewPage Corp has the right to prepay loans under the Term Loan Facility at any time without premium or penalty, other than customary “breakage” costs with respect to LIBOR rate loans, subject, however, to a prepayment premium for optional prepayments of the Term Loan Facility with a new or replacement term loan facility with an “effective” interest rate less than that applicable to the Term Loan Facility equal to (1) 3.00% if prepaid prior to the first anniversary of the closing date, (2) 2.00% if prepaid on or after the first anniversary of the closing date and prior to the second anniversary of the closing date and (3) 1.00% if prepaid on or after the second anniversary of the closing date and prior to the third anniversary of the closing date. The Term Loan Facility is subject to mandatory prepayments in amounts equal to (1) 100% of the net cash proceeds of indebtedness by NewPage Corp or any of its subsidiary guarantors other than indebtedness permitted under the Term Loan Facility, (2) 100% of the net cash proceeds of any non-ordinary course sale or other disposition of assets by NewPage Corp or any of its subsidiary guarantors (including as a result of casualty or condemnation) (with customary exceptions, thresholds, and reinvestment rights of up to 12 months or 18 months if contractually committed to within 12 months), and (3) 75% of “excess cash flow” for each fiscal year beginning with the fiscal year ending December 31, 2015, subject to possible step-downs based on total net first lien leverage ratio thresholds. As such, immediately prior to the NewPage acquisition on January 7, 2015, $16 million in proceeds from the sale of Biron and Rumford mills were used to pay the September 2015 scheduled principal payment and a portion of the December 2015 scheduled principal payment on the Term Loan Facility, leaving $3 million due in December 2015. Quarterly installments due are $9 million for each quarter ending in 2016, $14 million for each quarter ending in 2017 and $19 million for each quarter ending in 2018 through 2020 with the remaining balance due on February 11, 2021.

The issuers and guarantors of Verso Holdings’ debt securities and the borrower and guarantors of Verso Holdings’ credit facilities do not guarantee the obligations under the NewPage Term Loan Facility, and the borrower and the guarantors under the NewPage Term Loan Facility do not guarantee the obligations under Verso Holdings’ debt securities and credit facilities.

Covenant Compliance

The credit agreements for Verso Holdings’ revolving credit facilities and the indentures governing Verso Holdings’ notes contain affirmative covenants as well as restrictive covenants that limit our ability to, among other things, incur additional indebtedness; pay dividends or make other distributions; repurchase or redeem our stock; make investments; sell assets, including capital stock of restricted subsidiaries; enter into agreements restricting our subsidiaries’ ability to pay dividends; consolidate, merge, sell or otherwise dispose of all or substantially all of our assets; enter into transactions with our affiliates; and incur liens.  These covenants can result in limiting our long-term growth prospects by hindering our ability to incur future indebtedness or grow through acquisitions.  The material covenants in the indentures that are impacted by the calculation of Adjusted EBITDA are those that govern the amount of indebtedness that Verso Holdings and its subsidiaries may incur, whether Verso Holdings may make certain dividends, distributions or payments on subordinated indebtedness, and whether Verso Holdings may merge with another company.  Although there are limited baskets for incurring indebtedness contained in the indentures, the primary means for incurring additional indebtedness under the Indentures is to have a pro forma Fixed Charge Coverage Ratio of at least 2.00 to 1.00 after the incurrence of such additional indebtedness.  This same test also applies to most dividends and other payments made in respect of Verso Holdings’ equity and subordinated indebtedness and also to whether Verso Holdings may merge with another company.  In the case of a merger, Verso Holdings may merge so long as either its Fixed Charge Coverage Ratio is at least 2.00 to 1.00 or that same ratio improves after giving pro forma effect to the merger.  If Verso Holdings were not able to meet the Fixed Charge Coverage Ratio requirement contained in these covenants, it would limit our long-term growth prospects, as it would severely hinder Verso Holdings’ ability to incur additional indebtedness for the purpose of completing acquisitions or capital improvement programs, among other things.  In addition, if the ratio test were not met, distributions by Verso Holdings to Verso would also be severely restricted.

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

As of June 30, 2015, both Verso Holdings and NewPage were in compliance with the covenants in our respective debt agreements.

Critical Accounting Policies

Our accounting policies are fundamental to understanding management’s discussion and analysis of financial condition and results of operations.  Our Unaudited Condensed Consolidated Financial Statements are prepared in conformity with GAAP and follow general practices within the industry in which we operate.  The preparation of the financial statements requires management to make certain judgments and assumptions in determining accounting estimates.  Accounting estimates are considered critical if the estimate requires management to make assumptions about matters that were highly uncertain at the time the accounting estimate was made, and different estimates reasonably could have been used in the current period, or changes in the accounting estimate are reasonably likely to occur from period to period, that would have a material impact on the presentation of our financial condition, changes in financial condition or results of operations.

Management believes the following critical accounting policies are both important to the portrayal of our financial condition and results of operations and require subjective or complex judgments.  These judgments about critical accounting estimates are based on information available to us as of the date of the financial statements.

Accounting standards whose application may have a significant effect on the reported results of operations and financial position, and that can require judgments by management that affect their application, include the following: Financial Accounting Standards Board, or “FASB,” Accounting Standards Codification, or “ASC,” Topic 450, Contingencies, ASC Topic 360, Property, Plant, and Equipment, ASC Topic 350, Intangibles – Goodwill and Other, ASC Topic 715, Compensation – Retirement Benefits, and and ASC Topic 805, Business Combinations.

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

NewPage Acquisition. We have accounted for the NewPage Acquisition in accordance with GAAP by recognizing and measuring the total consideration transferred to and the assets acquired and liabilities assumed at their estimated fair values. The preliminary allocation of the purchase price to the fair values of assets acquired and liabilities assumed in the NewPage acquisition includes necessary adjustments to reflect the estimated fair values of NewPage’s assets and liabilities at the completion of the NewPage acquisition. The valuations reflected herein consist of physical appraisals, discounted cash flow analyses, or other appropriate valuation techniques to determine the fair value of the assets acquired and liabilities assumed.

Although management believes that the preliminary purchase price allocation herein is reasonable, there can be no assurance that finalization of such purchase price allocation will not result in material changes from the preliminary purchase price allocation.
Recent Accounting Developments

ASC Topic 605, Revenue Recognition. In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. This ASU will replace all current GAAP guidance on this topic and eliminate all industry-specific guidance. The new revenue recognition standard provides a unified model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. This guidance will be effective for periods beginning after December 15, 2017 and can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. We are evaluating the impact of adopting this new accounting standard on our Unaudited Condensed Consolidated Financial Statements.

 ASC Topic 205, Presentation of Financial Statements-Going Concern. In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. This ASU provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements. The ASU is effective for periods beginning after December 15, 2016. We are evaluating the impact of adopting this new accounting standard on our Unaudited Condensed Consolidated Financial Statements.

ASC Topic 835, Interest. In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs. This ASU changes the presentation of debt issuance costs in financial statements. Under the ASU, an entity presents such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs will continue to be reported as interest expense. The ASU is effective for periods beginning after December 15, 2015 with early adoption permitted. As of June 30, 2015, $21 million of net debt issuance costs were included in Intangibles and other assets in our Unaudited Condensed Consolidated Balance Sheet. Under the new guidance, the net debt issuance costs would reduce both our total other noncurrent assets and long-term debt.

Other new accounting pronouncements issued but not effective until after June 30, 2015, are not expected to have a significant effect on our Unaudited Condensed Consolidated Financial Statements.

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

We reach our end-users through several distribution channels, including commercial printers, paper merchants, brokers, converters, and direct sales to end-users.  We sell and market our products to approximately 300 customers.  During the first half of the year, Veritiv Corporation accounted for approximately 20% of our net sales.

Interest Rates

We have issued fixed- and floating-rate debt in order to manage our variability to cash flows from interest rates.  Borrowings under the revolving credit facilities and term loan accrue interest at variable rates.  The NewPage Term Loan Facility has a LIBOR floor of 1.25%. Assuming the Term Loan Facility interest rate is at or above the LIBOR floor, a 100 basis point increase in quoted interest rates on our outstanding floating-rate debt as of June 30, 2015, would increase annual interest expense by $10 million.  While we may enter into agreements limiting our exposure to higher interest rates, any such agreements may not offer complete protection from this risk.

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

We do not hedge the entire exposure of our operations from commodity price volatility for a variety of reasons.  To the extent that we do not hedge against commodity price volatility, our results of operations may be affected either favorably or unfavorably by a shift in the future price curve.  As of June 30, 2015, we had liabilities for net unrealized losses of $3 million on open commodity contracts with maturities of one to fifteen months.  These derivative instruments involve the exchange of net cash settlements, based on changes in the price of the underlying commodity index compared to the fixed price offering, at specified intervals without the exchange of any underlying principal.  A 10% decrease in commodity prices would have a negative impact of approximately $1 million on the fair value of such instruments.  This quantification of exposure to market risk does not take into account the offsetting impact of changes in prices on anticipated future energy purchases.

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

Energy.  We produce approximately 55% of our energy needs for our paper mills from sources such as waste wood, waste water, hydroelectric facilities, liquid biomass from our pulping process, and internal energy cogeneration facilities.  Our external energy purchases vary across each of our mills and include fuel oil, natural gas, coal, and electricity. Our overall energy expenditures are mitigated by our internal energy production capacity and ability to switch between certain energy sources. We also utilize derivative contracts as part of our risk management strategy to manage our exposure to market fluctuations in energy prices.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in reports that we file and submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and acting Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our management, with the participation of our Chief Executive Officer and acting Chief Financial Officer, evaluated the effectiveness of the design and operation of Verso’s disclosure controls and procedures as of June 30, 2015.  Based upon this evaluation, and subject to the foregoing, our Chief Executive Officer and acting Chief Financial Officer concluded that Verso’s disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2015.

Our management, with the participation of our Chief Executive Officer and acting Chief Financial Officer, evaluated the effectiveness of the design and operation of Verso Holdings’ disclosure controls and procedures as of June 30, 2015.  Based upon this evaluation, and subject to the foregoing, our Chief Executive Officer and acting Chief Financial Officer concluded that Verso Holdings’ disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2015.

Changes in Internal Control over Financial Reporting

There were no changes in Verso’s internal control over financial reporting during the fiscal quarter ended June 30, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except as described in the following paragraph.

On January 7, 2015, we completed the acquisition of NewPage. We are currently integrating the operations, processes, people, technology, and policies of the combined company. Management will continue to evaluate our internal control over financial reporting as we execute our integration activities.

There were no changes in Verso Holdings’ internal control over financial reporting during the fiscal quarter ended June 30, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except as described in the following paragraph.

On January 7, 2015, we completed the acquisition of NewPage. We are currently integrating the operations, processes, people, technology, and policies of the combined company. Management will continue to evaluate our internal control over financial reporting as we execute our integration activities.

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

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Stock Repurchases under 2008 Incentive Award Plan

Participants in our 2008 Incentive Award Plan, or the “Plan,” may elect to surrender to us restricted shares of our common stock issued to them pursuant to awards granted under the Plan to satisfy the applicable federal, state, local and foreign tax withholding obligations that arise upon the vesting of their shares of restricted stock under the Plan.  Shares of restricted stock surrendered to us to meet tax withholding obligations are deemed to be repurchased pursuant to the Plan.  We repurchased shares of restricted stock to meet participants’ tax withholding obligations during the second quarter of 2015 as follows:

Period	Total Number of Shares Purchased	Average Price Per Share

April 1 - April 30, 2015	5,733	$1.74
May 1 - May 31, 2015	—	—
June 1 - June 30, 2015	—	—
Total for the three months ended June 30, 2015	5,733	$1.74

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

Date: August 11, 2015
VERSO CORPORATION

	By:	/s/ David J. Paterson
David J. Paterson President and Chief Executive Officer

By:	/s/ Robert M. Wilhelm
Robert M. Wilhelm Vice President and Chief Accounting Officer

Date: August 11, 2015
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