Form 10-Q
period 2015-09-30
Verso Corp; Verso Paper Holdings LLC
filed 2015-11-16
CIK 1421182, 1395864

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________
FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

_____________________
VERSO CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	001-34056	75-3217389
(State of Incorporation or Organization)	(Commission File Number)	(IRS Employer Identification Number)
_____________________
VERSO PAPER HOLDINGS LLC
(Exact name of registrant as specified in its charter)

Delaware	333-142283	56-2597634
(State of Incorporation or Organization)	(Commission File Number)	(IRS Employer Identification Number)
 _____________________

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

Verso Corporation
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Verso Paper Holdings LLC
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Verso Corporation	☐ Yes ☑ No
Verso Paper Holdings LLC	☐ Yes ☑ No

As of October 31, 2015, Verso Corporation had 81,877,254 outstanding shares of common stock, par value $0.01 per share, and Verso Paper Holdings LLC had one outstanding limited liability company interest.

This Form 10-Q is a combined quarterly report being filed separately by two registrants: Verso Corporation and Verso Paper Holdings LLC.

Entity Names and Organization

Within our organization, Verso Corporation, formerly named Verso Paper Corp., is the ultimate parent entity and the sole member of Verso Paper Finance Holdings One LLC, which is the sole member of Verso Paper Finance Holdings LLC, which is the sole member of Verso Paper Holdings LLC.  As used in this report, the term “Verso” refers to Verso Corporation; the term “Verso Finance” refers to Verso Paper Finance Holdings LLC; the term “Verso Holdings” refers to Verso Paper Holdings LLC; the term “NewPage” refers to NewPage Holdings Inc., which is an indirect, wholly owned subsidiary of Verso; the term “NewPage Corp” refers to NewPage Corporation, which is an indirect, wholly owned subsidiary of NewPage; and the term for any such entity includes its direct and indirect subsidiaries when referring to the entity’s consolidated financial condition or results.  Unless otherwise noted, references to “we,” “us,” and “our” refer collectively to Verso and Verso Holdings.  Other than Verso’s common stock transactions, Verso Finance’s debt obligation and related financing costs and interest expense, Verso Holdings’ loan to Verso Finance, and the debt obligation of Verso Holdings’ consolidated variable interest entity to Verso Finance, the assets, liabilities, income, expenses and cash flows presented for all periods represent those of Verso Holdings in all material respects.  Unless otherwise noted, the information provided pertains to both Verso and Verso Holdings.

On January 3, 2014, Verso, Verso Merger Sub Inc., an indirect, wholly owned subsidiary of Verso, or “Merger Sub,” and NewPage entered into an Agreement and Plan of Merger, or the “Merger Agreement,” pursuant to which the parties agreed to merge Merger Sub with and into NewPage on the terms and subject to the conditions set forth in the Merger Agreement, with NewPage surviving the merger as an indirect, wholly owned subsidiary of Verso. On January 7, 2015, Verso consummated the acquisition of NewPage through the merger of Merger Sub with and into NewPage, or the “NewPage acquisition,” pursuant to the Merger Agreement. As a result of the merger of Merger Sub with and into NewPage, Merger Sub’s separate corporate existence ceased and NewPage continued as the surviving corporation and an indirect, wholly owned subsidiary of Verso (see Note 4). As such, the Unaudited Condensed Consolidated Financial Statements for the three-month and nine-month periods ended September 30, 2015, include the impact of NewPage’s operations on our business.

Forward-Looking Statements

In this quarterly report, all statements that are not purely historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Forward-looking statements may be identified by the words “believe,” “expect,” “anticipate,” “project,” “plan,” “estimate,” “intend” and other similar expressions. Forward-looking statements are based on currently available business, economic, financial and other information and reflect management’s current beliefs, expectations and views with respect to future developments and their potential effects on us.  Actual results could vary materially depending on risks and uncertainties that may affect us and our business.  For a discussion of the risks and uncertainties affecting us and our business, please refer to the risks and uncertainties identified in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other sections of this quarterly report as well as those discussed in Verso’s and Verso Holdings’ other filings with the Securities and Exchange Commission.  We assume no obligation to update any forward-looking statement made in this quarterly report to reflect subsequent events or circumstances or actual outcomes.

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	VERSO		VERSO HOLDINGS
	September 30,	December 31,	September 30,	December 31,
(Dollars in millions)	2015	2014	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$10	$6	$10	$6
Accounts receivable, net	257	88	257	88
Inventories	540	110	540	110
Assets held for sale	—	61	—	61
Prepaid expenses and other assets	34	11	34	11
Total current assets	841	276	841	276
Property, plant, and equipment, net	1,931	531	1,931	531
Intangibles and other assets, net	129	71	145	94
Total assets	$2,901	$878	$2,917	$901
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$170	$63	$170	$63
Accrued liabilities	239	205	232	206
Current maturities of long-term debt	72	30	72	30
Liabilities related to assets held for sale	—	2	—	2
Total current liabilities	481	300	474	301
Long-term debt	2,838	1,297	2,861	1,320
Other liabilities	560	65	556	60
Total liabilities	3,879	1,662	3,891	1,681
Commitments and contingencies (Note 13)	—	—	—	—
Equity:
Preferred stock -- par value $0.01 (20,000,000 shares authorized, no shares issued)	—	—	n/a	n/a
Common stock -- par value $0.01 (250,000,000 shares authorized with 82,115,543 shares issued and 81,877,254 outstanding on September 30, 2015, and with 53,434,698 shares issued and 53,336,634 outstanding on December 31, 2014)	1	1	n/a	n/a
Treasury stock -- at cost (238,289 shares on September 30, 2015 and 98,064 shares on December 31, 2014)	(1)	—	n/a	n/a
Paid-in-capital	320	222	331	234
Retained deficit	(1,273)	(980)	(1,280)	(987)
Accumulated other comprehensive loss	(25)	(27)	(25)	(27)
Total deficit	(978)	(784)	(974)	(780)
Total liabilities and equity	$2,901	$878	$2,917	$901

See notes to Unaudited Condensed Consolidated Financial Statements.

VERSO CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in millions, except per share amounts)	2015	2014	2015	2014
Net sales	$782	$350	$2,366	$970
Costs and expenses:
Cost of products sold (exclusive of depreciation, amortization and depletion)	677	295	2,062	873
Depreciation, amortization and depletion (exclusive of accelerated depreciation included in restructuring charges)	60	23	181	74
Selling, general and administrative expenses	33	18	134	53
Restructuring charges	55	—	83	—
Total operating expenses	825	336	2,460	1,000
Operating (loss) income	(43)	14	(94)	(30)
Interest expense	68	37	201	107
Other loss, net	—	14	—	33
Loss before income taxes	(111)	(37)	(295)	(170)
Income tax benefit	—	(1)	(2)	(1)
Net loss	$(111)	$(36)	$(293)	$(169)
Loss per common share:
Basic	$(1.36)	$(0.67)	$(3.61)	$(3.17)
Diluted	(1.36)	(0.67)	(3.61)	(3.17)
Weighted average common shares outstanding (in thousands)
Basic	81,842	53,328	81,099	53,280
Diluted	81,842	53,328	81,099	53,280
See notes to Unaudited Condensed Consolidated Financial Statements.

VERSO CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in millions)	2015	2014	2015	2014
Net loss	$(111)	$(36)	$(293)	$(169)
Other comprehensive income:
Defined benefit pension plan amortization of net loss and prior service cost	1	1	2	1
Other comprehensive income	1	1	2	1
Comprehensive loss	$(110)	$(35)	$(291)	$(168)
See notes to Unaudited Condensed Consolidated Financial Statements.

VERSO PAPER HOLDINGS LLC
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in millions)	2015	2014	2015	2014
Net sales	$782	$350	$2,366	$970
Costs and expenses:
Cost of products sold (exclusive of depreciation, amortization, and depletion)	677	295	2,062	873
Depreciation, amortization and depletion (exclusive of accelerated depreciation included in restructuring charges)	60	23	181	74
Selling, general and administrative expenses	33	18	134	53
Restructuring charges	55	—	83	—
Total operating expenses	825	336	2,460	1,000
Operating (loss) income	(43)	14	(94)	(30)
Interest income	—	—	(1)	(1)
Interest expense	68	37	202	108
Other loss, net	—	14	—	33
Loss before income taxes	$(111)	$(37)	$(295)	$(170)
Income tax benefit	—	—	(2)	—
Net loss	$(111)	$(37)	$(293)	$(170)
See notes to Unaudited Condensed Consolidated Financial Statements.

VERSO PAPER HOLDINGS LLC
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in millions)	2015	2014	2015	2014
Net loss	$(111)	$(37)	$(293)	$(170)
Other comprehensive income:
Defined benefit pension plan amortization of net loss and prior service cost	1	1	2	1
Other comprehensive income	1	1	2	1
Comprehensive loss	$(110)	$(36)	$(291)	$(169)
See notes to Unaudited Condensed Consolidated Financial Statements.

VERSO CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014
							Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity (Deficit)
	Common Shares	Common Stock	Treasury Shares	Treasury Stock	Paid-in-Capital	Retained Deficit
(Dollars in millions, shares in thousands)
Balance - December 31, 2013	53,247	$1	(74)	$—	$220	$(627)	$(11)	$(417)
Net loss	—	—	—	—	—	(169)	—	(169)
Other comprehensive income	—	—	—	—	—	—	1	1
Treasury shares acquired	—	—	(24)	—	—	—	—	—
Stock option exercise	34	—	—	—	—	—	—	—
Common stock issued for restricted stock, net	146	—	—	—	—	—	—	—
Equity award expense	—	—	—	—	1	—	—	1
Balance - September 30, 2014	53,427	$1	(98)	$—	$221	$(796)	$(10)	$(584)

Balance - December 31, 2014	53,435	$1	(98)	$—	$222	$(980)	$(27)	$(784)
Net loss	—	—	—	—	—	(293)	—	(293)
Other comprehensive income	—	—	—	—	—	—	2	2
Treasury shares acquired	—	—	(140)	(1)	—	—	—	(1)
Stock option exercise	14	—	—	—	—	—	—	—
Common stock issued for restricted stock, net	357	—	—	—	—	—	—	—
Stock issued for NewPage acquisition	13,607	—	—	—	46	—	—	46
Stock issued for convertible warrants	14,702	—	—	—	50	—	—	50
Equity award expense	—	—	—	—	2	—	—	2
Balance - September 30, 2015	82,115	$1	(238)	$(1)	$320	$(1,273)	$(25)	$(978)
See notes to Unaudited Condensed Consolidated Financial Statements.

VERSO PAPER HOLDINGS LLC
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN MEMBER’S EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014
			Accumulated Other Comprehensive Income (Loss)	Total Member’s Equity (Deficit)

	Paid-in-Capital	Retained Deficit
(Dollars in millions)
Balance - December 31, 2013	$231	$(631)	$(11)	$(411)
Contribution from parent	1	—	—	1
Net loss	—	(170)	—	(170)
Other comprehensive income	—	—	1	1
Equity award expense	1	—	—	1
Balance - September 30, 2014	$233	$(801)	$(10)	$(578)

Balance - December 31, 2014	$234	$(987)	$(27)	$(780)
Contribution from parent	95	—	—	95
Net loss	—	(293)	—	(293)
Other comprehensive income	—	—	2	2
Equity award expense	2	—	—	2
Balance - September 30, 2015	$331	$(1,280)	$(25)	$(974)
See notes to Unaudited Condensed Consolidated Financial Statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	VERSO		VERSO HOLDINGS
	Nine Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in millions)	2015	2014	2015	2014
Net cash used in operating activities	$(284)	$(68)	$(284)	$(69)
Cash Flows From Investing Activities:
Proceeds from sale of assets	51	—	51	—
Transfers from restricted cash, net	1	1	1	1
Capital expenditures	(48)	(34)	(48)	(34)
Acquisition, net of cash acquired	128	—	128	—
Acquisition of investment securities	(5)	—	(5)	—
Other investing activities	—	5	—	5
Net cash provided by (used in) investing activities	127	(28)	127	(28)
Cash Flows From Financing Activities:
Borrowings on revolving credit facilities	673	340	673	340
Payments on revolving credit facilities	(512)	(228)	(512)	(228)
Debt issuance costs	—	(2)	—	(2)
Repayment of long-term debt	—	(13)	—	(13)
Contribution from parent	—	—	—	1
Net cash provided by financing activities	161	97	161	98
Change in cash and cash equivalents	4	1	4	1
Cash and cash equivalents at beginning of period	6	11	6	11
Cash and cash equivalents at end of period	$10	$12	$10	$12
Noncash investing and financing activities:
Notes issued for NewPage acquisition	$663	$—	$663	$—
Stock issued for NewPage acquisition	46	—	46	—
Stock issued for convertible warrants	50	—	50	—
Conversion of accrued interest to long-term debt	19	—	19	—
Reductions in long-term debt for debt modification	(15)	(1)	(15)	(1)
Increase in long-term debt from paid in kind (PIK) interest	5	—	5	—
See notes to Unaudited Condensed Consolidated Financial Statements.

VERSO CORPORATION AND VERSO PAPER HOLDINGS LLC

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AS OF SEPTEMBER 30, 2015 AND DECEMBER 31, 2014, AND FOR THE THREE-MONTH AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2015 AND 2014

1.  BACKGROUND AND BASIS OF PRESENTATION

Within our organization, Verso Corporation, formerly named Verso Paper Corp., is the ultimate parent entity and the sole member of Verso Paper Finance Holdings One LLC, which is the sole member of Verso Paper Finance Holdings LLC, which is the sole member of Verso Paper Holdings LLC.  As used in this report, the term “Verso” refers to Verso Corporation; the term “Verso Finance” refers to Verso Paper Finance Holdings LLC; the term “Verso Holdings” refers to Verso Paper Holdings LLC; the term “NewPage” refers to NewPage Holdings Inc., an indirect, wholly owned subsidiary of Verso; the term “NewPage Corp” refers to NewPage Corporation, an indirect, wholly owned subsidiary of NewPage; and the term for any such entity includes its direct and indirect subsidiaries when referring to the entity’s consolidated financial condition or results.  Unless otherwise noted, references to “Verso,” “we,” “us,” and “our” refer collectively to Verso Corporation and Verso Holdings.  Other than Verso’s common stock transactions, Verso Finance’s debt obligation and related financing costs and interest expense, Verso Holdings’ loan to Verso Finance, and the debt obligation of Verso Holdings’ consolidated variable interest entity to Verso Finance, the assets, liabilities, income, expenses and cash flows presented for all periods represent those of Verso Holdings in all material respects.  Unless otherwise noted, the information provided pertains to both Verso and Verso Holdings.

This report contains the Unaudited Condensed Consolidated Financial Statements of Verso and Verso Holdings as of September 30, 2015, and for the three-month and nine-month periods ended September 30, 2015 and 2014. The December 31, 2014, Unaudited Condensed Consolidated Balance Sheet data was derived from audited financial statements but it does not include all disclosures required annually by accounting principles generally accepted in the United States of America, or “GAAP.”  In the opinion of Management, the accompanying Unaudited Condensed Consolidated Financial Statements include all adjustments that are necessary for the fair presentation of Verso’s and Verso Holdings’ respective financial conditions, results of operations, and cash flows for the interim periods presented.  Except as disclosed in the notes to the Unaudited Condensed Consolidated Financial Statements, such adjustments are of a normal, recurring nature.  Variable interest entities for which Verso or Verso Holdings is the primary beneficiary are consolidated.  Intercompany balances and transactions are eliminated in consolidation.  The results of operations and cash flows for the interim periods presented may not necessarily be indicative of full-year results.  It is suggested that these financial statements be read in conjunction with the audited consolidated financial statements and notes thereto of Verso and Verso Holdings contained in their respective Annual Reports on Form 10-K for the year ended December 31, 2014.

On January 3, 2014, Verso, Verso Merger Sub Inc., an indirect, wholly owned subsidiary of Verso, or “Merger Sub,” and NewPage entered into an Agreement and Plan of Merger, or the “Merger Agreement,” pursuant to which the parties agreed to merge Merger Sub with and into NewPage on the terms and subject to the conditions set forth in the Merger Agreement, with NewPage surviving the merger as an indirect, wholly owned subsidiary of Verso. On January 7, 2015, Verso consummated the previously announced acquisition of NewPage through the merger of Merger Sub with and into NewPage, or the “NewPage acquisition,” pursuant to the Merger Agreement. As a result of the merger of Merger Sub with and into NewPage, Merger Sub’s separate corporate existence ceased and NewPage continued as the surviving corporation and an indirect, wholly owned subsidiary of Verso (see Note 4). As such, the Unaudited Condensed Consolidated Financial Statements for the three-month and nine-month periods ended September 30, 2015, include the results of operations of NewPage beginning January 7, 2015. We have also elected to change our reporting increment from thousands to millions.

We operate in the following two market segments: paper and pulp (see Note 14).  Our core business platform is as a producer of coated freesheet and coated groundwood papers.  Our products are used primarily in media and marketing applications, including catalogs, magazines, and commercial printing applications such as high-end advertising brochures, annual reports, and direct-mail advertising.

We have historically relied primarily upon cash flow from operations and borrowings under our revolving credit facilities to fund our operations, capital expenditures and debt service requirements.  Our recent financial results have included several years of operating losses and cash flows used in operations. We are highly leveraged, with $2,806 million (see Note 6) in borrowings outstanding under our existing financing arrangements as of September 30, 2015, including the NewPage Corp revolving credit facility, the “NewPage ABL Facility,” and floating rate senior secured term loan, the “NewPage Term Loan Facility.” Also as of September 30, 2015, we had $8 million available for future borrowings under the Verso Holdings r evolving credit facilities and $54 million available for future borrowings under the NewPage ABL Facility (see Note 6). Our indebtedness results in us dedicating a substantial portion of our cash flows from operations to payments for our debt service, thereby reducing the availability of our cash flows to fund working capital, capital expenditures, research and development efforts, and other corporate purposes. In addition, our indebtedness increases our vulnerability to adverse economic and industry conditions and places us at a competitive disadvantage compared to competitors that have less debt.

We have certain significant cash use requirements over the next twelve months outside of operations, including debt service requirements (see Note 6), integration costs associated with the NewPage acquisition (see Note 4), and restructuring costs related to both the NewPage acquisition and the recently announced production capacity reductions at our Androscoggin and Wickliffe mills (see Note 11). Our projected fixed debt service payments over the next twelve months through September 30, 2016, based on our current borrowings and floating interest rates at September 30, 2015, and without taking into account repayments related to our revolving credit facilities, are approximately $352 million, of which approximately $72 million is principal (approximately $3 million in the fourth quarter of 2015 and approximately $9 million, $9 million and $50 million in the first, second and third quarters of 2016, respectively) and approximately $280 million is interest (approximately $20 million in the fourth quarter of 2015 and approximately $120 million, $20 million and $120 million in the first, second and third quarters of 2016, respectively). Our debt arrangements also contain financial and other restrictive covenants that limit our ability to engage in activities that may be in our long-term best interests. Failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all of our debts. If we are unable to repay our indebtedness when due or declared due, our lenders also will have the right to proceed against the collateral securing the indebtedness.

The accompanying Unaudited Condensed Consolidated Financial Statements have been prepared assuming that we will continue as a going concern. However, based on our liquidity position as of September 30, 2015, and our projections of operating results and cash flows for the remainder of 2015 and 2016, we anticipate that we will not have sufficient resources to fund our most significant future cash obligations and, therefore, we believe that there is substantial doubt about our ability to continue as a going concern for the next twelve months. In addition, based on our recent operating performance, the ability of NewPage Corp to comply with the Total Net Leverage Ratio covenant in the NewPage Term Loan Facility over the next twelve months is particularly vulnerable to declines in our operating performance compared to our projections. As of September 30, 2015, a decrease of $2 million of Adjusted EBITDA would have resulted in noncompliance with the Total Net Leverage Ratio covenant, and it is reasonably possible that NewPage Corp will not comply with the quarterly Total Net Leverage Ratio covenant at the end of upcoming quarters. The calculation of Adjusted EBITDA that is used in calculating the Total Net Leverage Ratio includes adjustments, such as pro forma adjustments for management’s projections of expected savings from our profitability program. In the event that NewPage Corp is unable to comply with the Total Net Leverage Ratio covenant in a future quarter, Verso Holdings has the option to make capital contributions for the amount of the shortfall without triggering an event of default. However, Verso Holdings may not have sufficient liquidity to fund any such capital contribution. A breach of the Total Net Leverage Ratio covenant, if a sufficient capital contribution could not be made to cure the breach, would represent an event of default under the NewPage Term Loan Facility and would trigger cross-default provisions of our other credit facilities. In addition, our lenders would have the right to make any loans then outstanding immediately due and payable, which would trigger cross-default provisions under our indentures, and would no longer be obligated to extend further credit to us.

As a result of our cash flow and liquidity concerns, we have begun evaluating potential alternatives for the restructuring of our balance sheet. We have engaged PJT Partners L.P. to provide us with restructuring and transactional services and O’Melveny & Myers LLP to provide us with restructuring legal advice and assistance. We have begun discussions with certain of our creditor constituencies to explore potential restructuring alternatives. We also are exploring opportunities to raise funds through potential sales of certain of our mills and related facilities, which may include the Stevens Point, Androscoggin and Duluth mills, our recently idled Wickliffe mill, and the hydroelectric generation facilities associated with our Androscoggin mill. Our potential restructuring could occur in a consensual, out-of-court manner or through a court-supervised Chapter 11 bankruptcy proceeding. While we intend to actively pursue a potential restructuring and potential asset sales, there can be no assurance that any of these activities will occur on terms acceptable to us or at all. In addition to the strategic alternatives, our future projected operating results also are highly dependent on the successful integration of NewPage, the borrowing availability of the combined company, the synergies and operational cost reduction and earnings enhancement initiatives expected to be achieved, and general market conditions. The synergies and operational cost reductions are targeted in the areas of personnel expenses, raw material costs and manufacturing efficiencies. We have established plans within each of these areas to meet these targets. If the integration of NewPage into our business is not completed as expected, the synergies and other benefits that we expect to achieve could be materially and adversely affected, and these situations could result in additional transaction costs, loss of revenue or other effects associated with uncertainty about the NewPage acquisition.

The accompanying Unaudited Condensed Consolidated Financial Statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should we be unable to continue as a going concern.

2.  RECENT ACCOUNTING DEVELOPMENTS

ASC Topic 205, Presentation of Financial Statements and ASC Topic 360, Property, Plant, and Equipment. In April 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which changes the criteria for determining which disposals can be presented as discontinued operations and modifies the related disclosure requirements. This guidance should be applied prospectively to new disposals and new classifications of disposal groups as held for sale after the effective date, which is fiscal years beginning on or after December 15, 2014, and interim periods within those annual periods. The adoption of this amendment in the first quarter of 2015 did not have a material impact on the presentation of our Unaudited Condensed Consolidated Financial Statements.

ASC Topic 606, Revenue from Contracts with Customers. In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. This guidance will replace all current GAAP guidance on this topic and eliminate all industry-specific guidance. The new revenue recognition standard provides a unified model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. This guidance was effective for periods beginning after December 15, 2016 and can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption; however, in August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date, which defers the effective date by one year making the guidance effective for annual reporting periods beginning after December 15, 2017. We are evaluating the impact of adopting this new accounting standard on our Unaudited Condensed Consolidated Financial Statements.

 ASC Topic 205, Presentation of Financial Statements-Going Concern. In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. This ASU provides guidance on determining when and how to disclose going concern uncertainties in the financial statements. This guidance is effective for annual periods ending after December 15, 2016, and interim periods thereafter. We are evaluating the disclosure impact of adopting this new accounting standard on our Unaudited Condensed Consolidated Financial Statements.

ASC Topic 810, Consolidation. In February 2015, the FASB issued ASU 2015-02, Consolidation, which amends the requirements for consolidation and significantly changes the consolidation analysis required. This ASU is effective for annual reporting periods beginning after December 15, 2015, and interim periods within those years. We are evaluating the provisions of this guidance.

ASC Topic 835, Interest. In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs. This ASU changes the presentation of debt issuance costs in financial statements. Under the ASU, an entity presents such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs will continue to be reported as interest expense. This guidance is effective for periods beginning after December 15, 2015 with early adoption permitted. As of September 30, 2015, $19 million of net debt issuance costs were included in Intangibles and other assets, net in our Unaudited Condensed Consolidated Balance Sheet. Under the new guidance, the net debt issuance costs would reduce both our total other noncurrent assets and long-term debt. In August 2015, the FASB issued ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements. This ASU clarifies the treatment of debt issuance costs from line-of-credit arrangements after the adoption of ASU 2015-03. It states that the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. We do not expect the adoption of ASU 2015-15 to have a material impact on our Unaudited Condensed Consolidated Financial Statements.

ASC Topic 330, Inventory. In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory. This ASU provides that entities should measure inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business less reasonably predictable costs of completion, disposal and transportation. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method. This ASU is effective for annual reporting periods beginning after December 15, 2016, and interim periods within those years. Early adoption is permitted. We are evaluating the provisions of this guidance.

ASC Topic 815, Derivatives and Hedging. In August 2015, the FASB issued ASU 2015-13, Application of the Normal Purchases and Normal Sales Scope Exception to Certain Electricity Contracts within Nodal Energy Markets. This ASU allows the application of the normal purchases and normal sales scope exception to energy purchases or sales in nodal energy markets. According to ASU 2015-13, the use of locational marginal pricing by an independent system operator to determine a transmission charge or credit in a nodal energy market would not constitute a net settlement of a forward contract for the purchase or sale of electricity, even when legal title to the electricity is conveyed to the independent system operator during transmission. The guidance is effective upon issuance and must be applied prospectively. The adoption of ASU 2015-13 did not have a material impact on our Unaudited Condensed Consolidated Financial Statements.

ASC Topic 805, Business Combinations. In September 2015, the FASB issued ASU 2015-16, Simplifying the Accounting for Measurement-Period Adjustments. This guidance eliminates the requirement for an acquirer in a business combination to account for measurement-period adjustments retrospectively. The acquirer must record, in the same period's financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. This guidance is effective for fiscal years beginning after December 15, 2015, and early adoption is permitted. We do not expect the adoption of this new standard will have a material impact on our Unaudited Condensed Consolidated Financial Statements.

Other new accounting pronouncements issued but not effective until after September 30, 2015, are not expected to have a significant effect on our Unaudited Condensed Consolidated Financial Statements.

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

The following table provides a reconciliation of Verso’s basic and diluted loss per common share:

	VERSO
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net loss available to common shareholders (in millions)	$(111)	$(36)	$(293)	$(169)
Weighted average common shares outstanding (in thousands)	81,348	52,787	80,666	52,749
Weighted average restricted shares (in thousands)	494	541	433	531
Weighted average common shares outstanding - basic	81,842	53,328	81,099	53,280
Dilutive shares from stock options	—	—	—	—
Weighted average common shares outstanding - diluted	81,842	53,328	81,099	53,280
Basic loss per share	$(1.36)	$(0.67)	$(3.61)	$(3.17)
Diluted loss per share	$(1.36)	$(0.67)	$(3.61)	$(3.17)

In accordance with ASC Topic 260, Earnings Per Share, unvested restricted stock awards issued by Verso contain nonforfeitable rights to dividends and qualify as participating securities.  No dividends have been declared or paid in 2015 or 2014.

For the three-month and nine-month periods ended September 30, 2015, respectively, 8,776,854 and 7,794,513 weighted average potentially dilutive shares from stock options with weighted average exercise prices per share of $2.17 and $2.37, respectively, were excluded from the diluted earnings per share calculation due to the antidilutive effect such shares would have on net loss per common share.

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

Replacement parts and other supplies are stated using the average cost method and are reflected in Inventories and Intangibles and other assets, net, respectively, on the accompanying Unaudited Condensed Consolidated Balance Sheets (see Note 5).

The following table summarizes inventories by major category:

	September 30,	December 31,
(Dollars in millions)	2015	2014
Raw materials	$114	$19
Work-in-process	67	9
Finished goods	279	62
Replacement parts and other supplies	80	20
Inventories	$540	$110

Asset Retirement Obligations — In accordance with ASC Topic 410, Asset Retirement and Environmental Obligations, a liability and an asset are recorded equal to the present value of the estimated costs associated with the retirement of long-lived assets where a legal or contractual obligation exists.  The liability is accreted over time and the asset is depreciated over its useful life.  Our asset retirement obligations under this standard relate primarily to closure and post-closure costs for landfills.  Revisions to the liability could occur due to changes in the estimated costs or timing of closure or possible new federal or state regulations affecting the closure. The increase in the liability for the nine months ended September 30, 2015 was primarily attributable to the assumption of the asset retirement obligation liabilities associated with landfills acquired in connection with the NewPage acquisition.

On September 30, 2015 and December 31, 2014, we had $1 million of restricted cash included in Intangibles and other assets, net in the accompanying Unaudited Condensed Consolidated Balance Sheets related to asset retirement obligations in the state of Michigan.  These cash deposits are required by the state and may only be used for the future closure of a landfill.

The following table presents an analysis related to our asset retirement obligations. Long-term obligations are included in Other liabilities and current portions are included in Accrued liabilities in the accompanying Unaudited Condensed Consolidated Balance Sheets:

	Nine Months Ended
	September 30,
(Dollars in millions)	2015	2014
Asset retirement obligations, January 1	$8	$13
Accretion expense	1	—
Liabilities assumed	9	—
Settlement of existing liabilities	(2)	—
Adjustments to existing liabilities	—	(3)
Asset retirement obligations, September 30	16	10
Less: Current portion	—	—
Non-current portion of asset retirement obligations, September 30	$16	$10

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

Interest costs capitalized for the three months ended September 30, 2015 and 2014 were immaterial. For the nine months ended September 30, 2015 and 2014, interest costs capitalized were $1 million and $2 million, respectively.

Depreciation is computed using the straight-line method over the assets’ estimated useful lives.  Depreciation expense was $59 million and $179 million for the three-month and nine-month periods ended September 30, 2015, respectively, compared to $22 million and $73 million for the three-month and nine-month periods ended September 30, 2014, respectively.

4. ACQUISITIONS AND DISPOSITIONS

NewPage Acquisition - On January 3, 2014, Verso, Merger Sub, and NewPage entered into a Merger Agreement pursuant to which the parties agreed to merge Merger Sub with and into NewPage on the terms and subject to the conditions set forth in the Merger Agreement, with NewPage surviving the merger as an indirect, wholly owned subsidiary of Verso. Verso has incurred transaction and integration costs related to the NewPage acquisition during the three-month and nine-month periods ended September 30, 2015 of $7 million and $21 million, respectively, which are included in Selling, general and administrative expenses in the accompanying Unaudited Condensed Consolidated Statements of Operations. For the three-month and nine-month periods ended September 30, 2014, Verso incurred transaction costs of $14 million and $33 million, respectively, related to the NewPage acquisition which were included in Other loss, net in the accompanying Unaudited Condensed Consolidated Statements of Operations.

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

As consideration for the NewPage acquisition, Verso issued (a) $650 million aggregate principal amount of New First Lien Notes and (b) 13,607,693 shares of Verso common stock in exchange for all the outstanding shares of common stock of NewPage. Also, as of the date that NewPage became an indirect wholly owned subsidiary of Verso, NewPage had an existing $750 million NewPage Term Loan Facility (see Note 6) and $350 million NewPage ABL Facility (see Note 6), of which $734 million and $100 million, respectively, were outstanding. As a condition of allowing the acquisition to proceed, the Antitrust Division of the U.S. Department of Justice entered into a settlement with Verso and NewPage that required NewPage to divest its paper mills in Biron, Wisconsin, and Rumford, Maine, which occurred prior to the acquisition of NewPage.

Accounting consideration for the NewPage acquisition is as follows:

(Dollars in millions)
13,607,693 shares of Verso common stock valued at January 7, 2015 closing price	$46
$650 million face value New First Lien Notes valued at January 7, 2015 closing price	663
Accounting consideration	$709

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
The allocation of the purchase price above is considered preliminary and is based on valuation information, estimates and assumptions available on September 30, 2015. Verso is still in the process of verifying data and finalizing information related to the valuation of intangible assets, fixed assets, and pension obligations and expects to finalize these matters within the fourth quarter of 2015 as final asset and liability valuations are completed. The valuations reflected herein consist of physical appraisals, discounted cash flow analyses, or other appropriate valuation techniques to determine the fair value of the assets acquired and liabilities assumed. We did not identify a material amount of goodwill as a result of the preliminary purchase price allocation.  Although management believes that the preliminary purchase price allocation herein is reasonable, there can be no assurance that finalization of such purchase price allocation will not result in material changes from the preliminary purchase price allocation.
The operating results of NewPage are included in Verso’s financial statements from January 7, 2015 through September 30, 2015. The determination of net sales and net loss attributable to the acquired operations during this period and included in Verso’s Unaudited Condensed Consolidated Statements of Operations was not practicable as the operations are integrated with the consolidated operations.
The following unaudited pro forma financial information presents results as if the NewPage acquisition and the related financing, further described in Note 6, occurred on January 1, 2014. The historical consolidated financial information of Verso and NewPage has been adjusted in the pro forma information to give effect to pro forma events that are directly attributable to the transactions and factually supportable. As NewPage’s divestiture of its paper mills in Biron, Wisconsin, and Rumford, Maine, occurred prior to the acquisition of NewPage, their historical results have been excluded from the pro forma results below.
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

	Pro Forma
	Nine Months Ended
(Unaudited)	September 30,
(Dollars in millions, except per share data)	2015	2014
Revenues	$2,399	$2,731
Net loss	(265)	(318)
Earnings per share - basic and diluted	$(3.24)	$(3.90)
Weighted-average common shares outstanding - basic and diluted (in thousands)	81,720	81,496

Sale of Bucksport Mill - On January 29, 2015, two Verso subsidiaries consummated a sale of their equity interests in two other Verso subsidiaries that owned the Bucksport mill and related assets to AIM Development (USA) LLC, an indirect, wholly owned subsidiary of American Iron & Metal Company Inc., or “AIM.”

5.  INTANGIBLES AND OTHER ASSETS

The following table summarizes intangibles and other assets:

	VERSO		VERSO HOLDINGS
	September 30,	December 31,	September 30,	December 31,
(Dollars in millions)	2015	2014	2015	2014
Amortizable intangible assets:
Customer relationships, net of accumulated amortization of $10 million on September 30, 2015, and $9 million on December 31, 2014	$33	$4	$33	$4
Unamortizable intangible assets:
Trademarks	10	10	10	10
Other assets:
Financing costs, net of accumulated amortization of $23 million on September 30, 2015, and $19 million on December 31, 2014	19	23	19	23
Deferred major repair	35	21	35	21
Replacement parts, net	6	3	6	3
Loan to affiliate	—	—	23	23
Restricted cash	3	3	3	3
Other	23	7	16	7
Total other assets	$86	$57	$102	$80
Intangibles and other assets, net	$129	$71	$145	$94

Amortization expense of intangibles was not material for the three-month period ended September 30, 2015 and $1 million for the nine-month period ended September 30, 2015. Amortization expense of intangibles was not material for the three-month and nine-month periods ended September 30, 2014.

The estimated future amortization expense for intangible assets over the next five years is as follows:

(Dollars in millions)
2015	$1
2016	2
2017	2
2018	2
2019	2

6.  DEBT

A summary of debt is as follows:

		September 30, 2015			December 31, 2014
	Original	Interest		Par		Par
(Dollars in millions)	Maturity	Rate	Balance	Value	Balance	Value
Verso Holdings
Verso Androscoggin Power LLC Revolving Credit Facility	2/6/2015	—%	$—	$—	$30	$30
Revolving Credit Facilities	5/4/2017	3.72%	115	115	63	63
11.75% Senior Secured Notes - 2012	1/15/2019	11.75%	424	418	424	418
11.75% Senior Secured Notes - 2015	1/15/2019	11.75%	656	645	—	—
11.75% Secured Notes	1/15/2019	11.75%	272	272	272	272
13% Second Priority Senior Secured Notes	8/1/2020	13.00%	272	181	299	299
16% Senior Subordinated Notes	8/1/2020	16.00%	89	65	102	102
8.75% Second Priority Senior Secured Notes	2/1/2019	8.75%	96	97	96	97
11.38% Senior Subordinated Notes	8/1/2016	11.38%	41	41	41	41
Chase NMTC Verso Investment Fund LLC
Loan from Verso Finance	12/29/2040	6.50%	23	23	23	23
NewPage Corp
Revolving Credit Facility	2/11/2019	2.75%	238	238	—	—
Floating Rate Senior Secured Term Loan	2/11/2021	9.50%	707	734	—	—
Total debt for Verso Holdings			$2,933	$2,829	$1,350	$1,345
Verso Finance
Loan from Verso Holdings	12/29/2040	6.50%	23	23	23	23
Less current maturities of long-term debt			(72)	(72)	(30)	(30)
Less loans from affiliates			(46)	(46)	(46)	(46)
Total long-term debt for Verso			$2,838	$2,734	$1,297	$1,292

We determine the fair value of our long-term debt based on market information and a review of prices and terms available for similar obligations.  Our debt is classified as Level 2 within the fair value hierarchy (see Note 9). As of September 30, 2015, the fair value of Verso’s total debt was $1,129 million, and the fair value of Verso Holdings’ total debt was $1,152 million. As of December 31, 2014, the fair value of Verso’s total debt was $1,059 million, and the fair value of Verso Holdings’ total debt was $1,082 million.

Amounts included in interest expense related to long-term debt and amounts of cash interest payments on long-term debt are as follows:

	VERSO
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in millions)	2015	2014	2015	2014
Interest expense	$67	$34	$198	$102
Cash interest paid	118	48	223	115
Debt issuance cost amortization(1)	2	2	4	6
	VERSO HOLDINGS
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in millions)	2015	2014	2015	2014
Interest expense	$67	$35	$199	$103
Cash interest paid	118	49	224	117
Debt issuance cost amortization(1)	2	2	4	6
(1) Amortization of debt issuance cost is included in interest expense.

Verso Holdings

Revolving Credit Facilities.  In 2012, Verso Holdings’ entered into revolving credit facilities consisting of a $150 million asset-based loan facility, or “ABL Facility,” and a $50 million cash-flow facility, or “Cash Flow Facility.” Verso Holdings’ ABL Facility had $66 million outstanding, $30 million in letters of credit issued, and $8 million available for future borrowing as of September 30, 2015.  Verso Holdings’ Cash Flow Facility had $50 million outstanding balance, no letters of credit issued, and no availability for future borrowing as of September 30, 2015.  The indebtedness under the revolving credit facilities bear interest at a floating rate based on a margin over a base rate or LIBOR.  As of September 30, 2015, the weighted-average interest rate on outstanding advances was 3.72%.  Verso Holdings is required to pay a commitment fee to the lenders in respect of the unused commitments under the ABL Facility at an annual rate of either 0.375% or 0.50%, based on daily average utilization, and under the Cash Flow Facility at an annual rate of 0.625%.  The indebtedness under each of the revolving credit facilities is guaranteed, jointly and severally, by Verso Finance and each of Verso Holdings’ subsidiaries, subject to certain exceptions, and the indebtedness and guarantees are senior secured obligations of Verso Holdings and the guarantors, respectively. The indebtedness under the ABL Facility and related guarantees are secured by first-priority security interests, subject to permitted liens, in substantially all of Verso Holdings’, Verso Finance’s, and the subsidiary guarantors’ (excluding, among other subsidiaries, NewPage Investment Company and its subsidiaries) inventory and accounts receivable, or “Verso ABL Priority Collateral,” and second-priority security interests, subject to permitted liens, in substantially all of their other assets, or “Notes Priority Collateral.”  The indebtedness under the Cash Flow Facility and related guarantees are secured, pari passu with the 2012 First Lien Notes and the 2015 First Lien Notes (each as defined below) and related guarantees, by first-priority security interests in the Notes Priority Collateral and second-priority security interests in the Verso ABL Priority Collateral.  The revolving credit facilities will mature on May 4, 2017. On January 3, 2014, Verso Holdings entered into certain amendments to the revolving credit facilities in connection with the NewPage acquisition, in which (a) the lenders under each of our revolving credit facilities consented to the NewPage acquisition and the other transactions contemplated by the Merger Agreement, including the incurrence of certain additional indebtedness, (b) the lenders consented to amendments to allow the sale and/or financing of certain non-core assets and (c) the parties agreed to amend our revolving credit facilities to allow for certain other transactions upon the consummation of the NewPage acquisition and the other transactions contemplated by the Merger Agreement.

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

On January 7, 2015, in connection with the consummation of the NewPage acquisition, Verso Holdings issued $650 million aggregate principal amount of 11.75% Senior Secured Notes due 2019, or the “2015 First Lien Notes,” to the stockholders of NewPage as partial consideration in the NewPage acquisition. The 2015 First Lien Notes constitute a separate class of securities from the 2012 First Lien Notes. The 2015 First Lien Notes bear interest, payable semi-annually, at the rate of 11.75% per year. The 2015 First Lien Notes are guaranteed, jointly and severally, on a senior secured basis, by each of Verso Holdings’ existing domestic subsidiaries that guarantee the ABL Facility and the Cash Flow Facility and by each of its future domestic subsidiaries that guarantees certain of its debt or issues disqualified stock (including NewPage Holdings Inc., but not guaranteed by any of its subsidiaries). The 2015 First Lien Notes and the related guarantees are secured, pari passu with the Cash Flow Facility and related guarantees, by first-priority security interests in the Notes Priority Collateral and second-priority security interests in the Verso ABL Priority Collateral. The 2015 First Lien Notes will mature on January 15, 2019.

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
On January 7, 2015, in connection with the consummation of the NewPage acquisition, the provisions of the New Second Lien Notes were adjusted as follows: (a) the principal amount was adjusted such that a holder of $1,000 principal amount of New Second Lien Notes immediately prior to the NewPage acquisition now holds $593.75 principal amount of New Second Lien Notes (and any adjusted New Second Lien Notes that did not bear an authorized denomination were rounded down); (b) the maturity date was extended from February 1, 2019, to August 1, 2020; (c) the interest rate was adjusted such that the New Second Lien Notes bear interest, payable semi-annually, from and after January 7, 2015 at a rate of 10% per year payable entirely in cash plus 3% per year payable entirely by increasing the principal amount of the outstanding New Second Lien Notes or by issuing additional New Second Lien Notes, as compared to an interest rate of 8.75% per year payable in cash prior to such adjustment; (d) the optional redemption provisions were adjusted as provided in the indenture governing the New Second Lien Notes; and (e) certain other terms and conditions of the New Second Lien Notes were modified as set forth in the indenture governing the New Second Lien Notes. As a result of the principal adjustment, the outstanding principal amount of the New Second Lien Notes was reduced by approximately $121 million from approximately $299 million before January 7, 2015, to approximately $178 million afterwards.
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

On January 7, 2015, in connection with the consummation of the NewPage acquisition, the provisions of the New Subordinated Notes were adjusted as follows: (a) the principal amount was adjusted such that a holder of $1,000 principal amount of New Subordinated Notes immediately prior to the NewPage acquisition now holds $620 principal amount of New Subordinated Notes (and any adjusted New Subordinated Notes that did not bear an authorized denomination were rounded down); (b) the maturity date of the New Subordinated Notes was extended from August 1, 2016, to August 1, 2020; (c) the interest rate has been adjusted such that the New Subordinated Notes bear interest from and after January 7, 2015 at a rate of 11% per year payable entirely in cash plus 5% per year payable entirely by increasing the principal amount of the outstanding New Subordinated Notes or by issuing additional New Subordinated Notes, as compared to an interest rate of 11.38% per year payable in cash prior to such adjustment; (d) the optional redemption provisions were adjusted as provided in the indenture governing the New Subordinated Notes; and (e) certain other terms and conditions of the New Subordinated Notes were modified as set forth in the indenture governing the New Subordinated Notes. As a result of the principal adjustment, the outstanding principal amount of the New Subordinated Notes was reduced by approximately $39 million from approximately $102 million before January 7, 2015, to approximately $63 million afterwards.

11.38% Senior Subordinated Notes due 2016.  In 2006, Verso Holdings issued $300 million aggregate principal amount of Old Subordinated Notes. On August 1, 2014, approximately $102 million aggregate principal amount of the Old Subordinated Notes were tendered and accepted in exchange for a like amount of New Subordinated Notes and approximately 5.4 million Warrants in the Subordinated Notes Exchange Offer. Following the settlement of the Subordinated Notes Exchange Offer, approximately $41 million aggregate principal amount of the Old Subordinated Notes remain outstanding. The Old Subordinated Notes bear interest, payable semi-annually, at the rate of 11.38% per year. The Old Subordinated Notes are guaranteed, jointly and severally, by each of Verso Holdings’ existing domestic subsidiaries that guarantee the ABL Facility and Cash Flow Facility, as of the Subordinated Notes Exchange Offer, subject to certain exceptions. The Old Subordinated Notes and related guarantees are unsecured senior subordinated obligations of Verso Holdings and the guarantors, respectively. As of August 1, 2014, the Old Subordinated Notes were amended by a supplemental indenture so as to (a) eliminate or waive substantially all of the restrictive covenants contained in the indenture governing such notes, (b) eliminate certain events of default, (c) modify covenants regarding mergers and consolidations, and (d) modify or eliminate certain other provisions, including, in some cases, certain provisions relating to defeasance, contained in such indenture and such notes. The Old Subordinated Notes will mature on August 1, 2016.

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

Loan from NewPage Corp. On July 14, 2015, NewPage Corp entered into a $60 million inter-company revolving credit facility with VAP. The loan bears interest at a floating Eurocurrency rate plus a 4.75% margin, matures on January 6, 2018, and is guaranteed by Verso Maine Power Holdings LLC, or “VMPH,” with such guaranty being secured by a pledge of VMPH’s member interest in VAP. We have used the borrowings under the credit facility for working capital and other general corporate purposes. As of September 30, 2015, there was no outstanding balance on the loan.

NewPage Corp
Revolving Credit Facility. On February 11, 2014, NewPage Corp entered into a $350 million senior secured asset-backed revolving credit facility, or the “NewPage ABL Facility.” As of September 30, 2015, the NewPage ABL Facility had $238 million outstanding balance, $52 million letters of credit issued, and $54 million available for future borrowing. Amounts drawn under the NewPage ABL Facility bear annual interest at either the LIBOR rate plus a margin of 1.75% to 2.25% per year or at a base rate plus a margin of 0.75% to 1.25% per year. The interest rate margins on the NewPage ABL Facility are subject to adjustments based on the daily average availability of the NewPage ABL Facility. As of September 30, 2015, the weighted-average interest rate on outstanding advances was 2.75%. NewPage Corp is required to pay a commitment fee to the lenders in respect of the unutilized commitments under the revolving credit facilities and other customary fees. The security interest with respect to the NewPage ABL Facility consists of a first-priority lien with respect to most inventory, accounts receivable, bank accounts, and certain other assets of NewPage Corp, or “NewPage ABL Priority Collateral,” and a second-priority lien with respect to all other NewPage Corp assets, or “NewPage Term Loan Priority Collateral.” The NewPage ABL Facility will mature on February 11, 2019.

The issuers and guarantors of Verso Holdings’ debt securities and the borrower and guarantors of Verso Holdings’ credit facilities do not guarantee the obligations under the NewPage ABL Facility, and the borrower and the guarantors under the NewPage ABL Facility do not guarantee the obligations under Verso Holdings’ debt securities and credit facilities.

Floating Rate Senior Secured Term Loan. On February 11, 2014, NewPage Corp entered into a $750 million term loan facility, or “NewPage Term Loan Facility.” Amounts drawn under the NewPage Term Loan Facility bear annual interest at either the LIBOR rate plus a margin of 8.25% per year or at a base rate plus a margin of 7.25% per year. The interest in effect for the NewPage Term Loan Facility at September 30, 2015 was 9.50% per year. The security interest with respect to the NewPage Term Loan Facility consists of a first-priority lien with respect to the NewPage Term Loan Priority Collateral and a second-priority lien with respect to the NewPage ABL Priority Collateral. The NewPage Term Loan Facility has scheduled principal payments due quarterly that began on September 30, 2015. However, NewPage Corp has the right to prepay loans under the NewPage Term Loan Facility at any time without premium or penalty, other than customary “breakage” costs with respect to LIBOR rate loans, subject, however, to a prepayment premium for optional prepayments of the NewPage Term Loan Facility with a new or replacement term loan facility with an “effective” interest rate less than that applicable to the NewPage Term Loan Facility equal to (1) 2.00% if prepaid on or after the first anniversary of the closing date and prior to the second anniversary of the closing date and (2) 1.00% if prepaid on or after the second anniversary of the closing date and prior to the third anniversary of the closing date. The NewPage Term Loan Facility is subject to mandatory prepayments in amounts equal to (1) 100% of the net cash proceeds of indebtedness by NewPage Corp or any of its subsidiary guarantors other than indebtedness permitted under the NewPage Term Loan Facility, (2) 100% of the net cash proceeds of any non-ordinary course sale or other disposition of assets by NewPage Corp or any of its subsidiary guarantors (including as a result of casualty or condemnation) (with customary exceptions, thresholds, and reinvestment rights of up to 12 months or 18 months if contractually committed to within 12 months), and (3) 75% of “excess cash flow” for each fiscal year beginning with the fiscal year ending December 31, 2015, subject to possible step-downs based on total net first lien leverage ratio thresholds. As such, immediately prior to the NewPage acquisition on January 7, 2015, $16 million in proceeds from the sale of Biron and Rumford mills were used to pay the September 2015 scheduled principal payment and a portion of the December 2015 scheduled principal payment on the NewPage Term Loan Facility, leaving $3 million due in December 2015. Quarterly installments due are $9 million for each quarter ending in 2016, $14 million for each quarter ending in 2017 and $19 million for each quarter ending in 2018 through 2020 with the remaining balance due on February 11, 2021. The NewPage Term Loan Facility will mature on February 11, 2021.

The issuers and guarantors of Verso Holdings’ debt securities and the borrower and guarantors of Verso Holdings’ credit facilities do not guarantee the obligations under the NewPage Term Loan Facility, and the borrower and the guarantors under the NewPage Term Loan Facility do not guarantee the obligations under Verso Holdings’ debt securities and credit facilities.

As of September 30, 2015, both Verso Holdings and NewPage Corp were in compliance with the covenants in their respective debt agreements (see Note 1).

7.  RETIREMENT AND OTHER POSTRETIREMENT BENEFITS

We maintain various defined benefit pension and other postretirement benefit plans that provide retirement benefits for certain current and former hourly employees. The pension plans provide defined benefits based on years of credited service times a specified flat dollar benefit rate. Since the completion of the NewPage acquisition, we have maintained a cash balance defined benefit pension plan for salaried employees, a defined benefit pension plan for hourly employees, and a plan covering other post-retirement and post-employment benefits for certain employees, or “OPEB.”

The following table summarizes the components of net periodic benefit cost of our pension plans for the three-month and nine-month periods ended September 30, 2015 and 2014:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in millions)	2015	2014	2015	2014
Service cost	$3	$1	$9	$4
Interest cost	17	1	49	3
Expected return on plan assets	(21)	(1)	(62)	(3)
Amortization of prior service cost	—	1	—	1
Amortization of actuarial loss	—	—	1	—
Net periodic benefit cost	$(1)	$2	$(3)	$5

The estimated net actuarial loss and prior service cost that are amortized from Accumulated other comprehensive loss and into Net periodic pension cost are classified into Cost of products sold on our accompanying Unaudited Condensed Consolidated Statements of Operations.

We make contributions that are sufficient to fully fund our actuarially determined costs, generally equal to the minimum amounts required by the Employee Retirement Income Security Act.  For the three-month and nine-month periods ended September 30, 2015, we made contributions to the pension plans of approximately $10 million and $23 million, respectively. We expect to make cash contributions of approximately $4 million to the pension plans in the remainder of 2015. For the three-month and nine-month periods ended September 30, 2014, we made contributions to the pension plans of approximately $5 million and $7 million, respectively.

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

The following table summarizes the components of net periodic benefit cost of our OPEB obligations for the three-month and nine-month periods ended September 30, 2015:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
(Dollars in millions)	2015	2015
Service cost	$—	$—
Interest cost	—	1
Net periodic benefit cost	$—	$1

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

We enter into fixed-price energy swaps as hedges designed to mitigate the risk of changes in commodity and delivery prices for forecasted future purchase commitments.  These fixed-price swaps involve the exchange of net cash settlements, based on changes in the price of the underlying commodity index compared to the fixed price offering, at specified intervals without the exchange of any underlying principal.  All gains and losses from changes in the fair value of our derivative contracts that are not designated as hedging instruments are recognized immediately in Cost of products sold.

The following table presents information about the volume and fair value amounts of our derivative instruments:

	September 30, 2015		December 31, 2014
		Fair Value Assets/(Liabilities)		Fair Value Assets/(Liabilities)
(Dollars in millions)	MMBTUs		MMBTUs
Derivative contracts not currently designated as hedging instruments:
Fixed price energy swaps:
Notional amount	2,280,000		1,876,475
Accrued liabilities		$(3)		$(6)

The following table presents information about the effect of our derivative instruments on the Unaudited Condensed Consolidated Statements of Operations:

	(Loss) Gain Recognized on Derivatives
	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2015	2014	2015	2014
Derivative contracts not currently designated as hedging instruments:
Fixed price energy swaps	$(1)	$3	$(3)	$15
(Loss) gain recognized on derivatives is included in Cost of products sold.

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
September 30, 2015
Assets:
Investments related to deferred compensation plans	$4	$4	$—	$—
Liabilities:
Commodity swaps	$3	$—	$3	$—
December 31, 2014
Assets:
Investments related to deferred compensation plans	$4	$4	$—	$—
Liabilities:
Commodity swaps	$6	$—	$6	$—
Fair values are based on observable market data.

10. RELATED PARTY TRANSACTIONS

Management Agreement — In connection with the acquisition of our business from International Paper Company on August 1, 2006, we entered into a management agreement with certain affiliates of Apollo Global Management, LLC, or “Apollo,” our largest stockholder, relating to the provision of certain financial and strategic advisory services and consulting services, which will expire on August 1, 2018.  Under the management agreement, at any time prior to the expiration of the agreement, Apollo has the right to act, in return for fees to be mutually agreed by the parties to the management agreement, as our financial advisor or investment banker for any merger, acquisition, disposition, financing or the like if we decide to engage someone to fill such role.  In the event that we are not able to come to an agreement with Apollo in connection with such role, at the closing of any merger, acquisition, disposition or financing or any similar transaction, we have agreed to pay Apollo a fee equal to 1% of the aggregate enterprise value (including the aggregate value of equity securities, warrants, rights and options acquired or retained; indebtedness acquired, assumed or refinanced; and any other consideration or compensation paid in connection with such transaction).  We agreed to indemnify Apollo and its affiliates and their directors, officers and representatives for losses relating to the services contemplated by the management agreement and the engagement of affiliates of Apollo pursuant to, and the performance by them of the services contemplated by, the management agreement. We made no payments to Apollo related to the management agreement in the three-month and nine-month periods ended September 30, 2015 and 2014, respectively.

Verso Quinnesec Renewable Energy Project — On December 29, 2010, Verso Quinnesec REP LLC, an indirect, wholly owned subsidiary of Verso Holdings, entered into a financing transaction with Chase NMTC Verso Investment Fund, LLC, or the “Investment Fund,” a consolidated variable interest entity (see Note 12).  Under this arrangement, Verso Holdings loaned $23 million to Verso Finance at an interest rate of 6.5% per year and with a maturity of December 29, 2040, and Verso Finance, in turn, loaned the funds on similar terms to the Investment Fund.  The Investment Fund then contributed the loan proceeds to certain community development entities, which, in turn, loaned the funds on similar terms to Verso Quinnesec REP LLC as partial financing for the renewable energy project at our mill in Quinnesec, Michigan.  As of both September 30, 2015 and December 31, 2014, Verso Holdings had a $23 million long-term receivable due from Verso Finance, representing these funds and immaterial accrued interest receivable, while the Investment Fund had an outstanding loan of $23 million due to Verso Finance and immaterial accrued interest payable.  For both the three-month periods ended September 30, 2015 and 2014, Verso Holdings recognized immaterial interest income from Verso Finance and the Investment Fund recognized immaterial interest expense to Verso Finance. For both the nine-month periods ended September 30, 2015 and 2014, Verso Holdings recognized approximately $1 million in interest income from Verso Finance and the Investment Fund recognized approximately $1 million in interest expense to Verso Finance.

Transactions with Affiliates — We transact business with affiliates of Apollo from time to time.  Our product sales to Apollo affiliates were approximately $11 million and $23 million for the three-month and nine-month periods ended September 30, 2015, respectively, and our related accounts receivable were approximately $3 million as of September 30, 2015. Our product purchases from Apollo affiliates were negligible in the reporting periods.

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
The following table details the charges incurred related primarily to the Bucksport mill closure in 2014 and attributable to the paper segment as included in Restructuring charges on our accompanying Unaudited Condensed Consolidated Statements of Operations:

	Nine Months Ended
	September 30,
(Dollars in millions)	2015	Cumulative Incurred
Property and equipment - impairment	$—	$89
Severance and benefit costs	2	29
Write-off of spare parts and inventory	—	14
Write-off of purchase obligations and commitments	6	8
Other miscellaneous costs	4	7
Total restructuring costs	$12	$147

The following details the changes in our restructuring reserve liabilities related to the Bucksport shutdown during the nine months ended September 30, 2015, which are included in Accrued liabilities on our Unaudited Condensed Consolidated Balance Sheets:

Nine Months Ended
September 30,
(Dollars in millions)	2015
Beginning balance of reserve	$24
Severance and benefit payments	(24)
Purchase obligations	6
Payments on purchase obligations	(8)
Severance and benefit reserve adjustments	2
Ending balance of reserve	$—

NewPage Acquisition Restructuring - As part of the NewPage acquisition, Verso is executing a restructuring of its operations to integrate the historical Verso and NewPage operations, generate cost savings and capture synergies across the combined company.

The following table details the charges incurred related primarily to the NewPage acquisition and primarily attributable to the paper segment as included in Restructuring charges on our accompanying Unaudited Condensed Consolidated Statements of Operations:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
(Dollars in millions)	2015	2015	Cumulative Incurred
Property and equipment - disposal	$4	$4	$4
Severance and benefit costs	—	16	16
Total restructuring costs	$4	$20	$20

The following details the changes in our restructuring reserve liabilities related to the NewPage acquisition during the nine months ended September 30, 2015, which are included in Accrued liabilities on our Unaudited Condensed Consolidated Balance Sheets:

Nine Months Ended
September 30,
(Dollars in millions)	2015
Beginning balance of reserve	$—
Severance and benefit costs	16
Severance and benefit payments	(8)
Ending balance of reserve	$8
Androscoggin/Wickliffe Capacity Reduction - On August 20, 2015, Verso announced plans to make production capacity reductions at two of our mills by shutting down the No. 1 pulp dryer and No. 2 paper machine at our mill in Androscoggin, Maine, and by indefinitely idling our mill in Wickliffe, Kentucky. Together, these actions will reduce our production capacity by 430,000 tons of coated paper and 130,000 tons of dried market pulp. We began implementing these capacity reductions in the third quarter of 2015 and expect to complete them in the fourth quarter of 2015.
The following table details the charges incurred related primarily to the Androscoggin/Wickliffe Capacity Reduction and primarily attributable to the paper segment as included in Restructuring charges on our accompanying Unaudited Condensed Consolidated Statements of Operations:

Three Months Ended
September 30,
(Dollars in millions)	2015
Property and equipment - accelerated depreciation	$34
Severance and benefit costs	15
Write-off of spare parts and inventory	1
Total restructuring costs	$50

The following details the changes in our restructuring reserve liabilities related to the Androscoggin/Wickliffe Capacity Reduction during the nine months ended September 30, 2015, which are included in Accrued liabilities on our Unaudited Condensed Consolidated Balance Sheets:

Nine Months Ended
September 30,
(Dollars in millions)	2015
Beginning balance of reserve	$—
Severance and benefit costs	15
Ending balance of reserve	$15

There were no restructuring costs incurred during the nine months ended September 30, 2014.

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

The following table summarizes the impact of the VIE consolidated by Verso Holdings as of September 30, 2015 and December 31, 2014:

	VERSO		VERSO HOLDINGS
	September 30,	December 31,	September 30,	December 31,
(Dollars in millions)	2015	2014	2015	2014
Total assets	$—	$—	$23	$23
Long-term debt	—	—	23	23
Other non-current liabilities	8	8	8	8
Total liabilities	$8	$8	$31	$31
Amounts presented in the Unaudited Condensed Consolidated Balance Sheets and the table above are adjusted for intercompany eliminations.

13. COMMITMENTS AND CONTINGENCIES

Expera Specialty Solutions, LLC — We are a party to a long-term supply agreement with Expera Specialty Solutions, LLC, or “Expera,” for the manufacture of specialty paper products on paper machine no. 5 at our Androscoggin mill in Jay, Maine.  The agreement, which expires on June 1, 2017, requires Expera to pay us a variable charge for the paper purchased and a fixed charge for the availability of the paper machine.  We are responsible for the machine’s routine maintenance and Expera is responsible for any capital expenditures specific to the machine.  Expera has the right to terminate the agreement if certain events occur.

General Litigation — We are involved from time to time in legal proceedings incidental to the conduct of our business.  We do not believe that any liability that may result from these proceedings will have a material adverse effect on our condensed consolidated financial statements.

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

The following table summarizes the industry segment data for the three-month and nine-month periods ended September 30, 2015 and 2014:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in millions)	2015	2014	2015	2014
Net sales
Paper	$736	$313	$2,207	$851
Pulp	62	37	197	119
Intercompany eliminations	(16)	—	(38)	—
Total	$782	$350	$2,366	$970
Operating income (loss)
Paper	$(38)	$9	$(70)	$(47)
Pulp	(5)	5	(24)	17
Total	$(43)	$14	$(94)	$(30)
Depreciation, amortization, and depletion
Paper	$53	$20	$159	$62
Pulp	7	3	22	12
Total	$60	$23	$181	$74
Capital expenditures
Paper	$18	$5	$39	$27
Pulp	5	2	9	7
Total	$23	$7	$48	$34
Certain amounts in the prior year presentation have been reclassified to conform to the current year presentation.

15. CONDENSED CONSOLIDATING FINANCIAL INFORMATION

Presented below are Verso Holdings’ Condensed Consolidating Balance Sheets, Condensed Consolidating Statements of Operations and Comprehensive Income, and Condensed Consolidating Statements of Cash Flows, as required by Rule 3-10 of Regulation S-X of the Securities Exchange Act of 1934, as amended.  The Condensed Consolidating Financial Statements have been prepared from Verso Holdings’ financial information on the same basis of accounting as the Unaudited Condensed Consolidated Financial Statements.  Investments in our subsidiaries are accounted for under the equity method.  Accordingly, the entries necessary to consolidate Verso Holdings’ subsidiaries that guaranteed the obligations under the debt securities described below are reflected in the Eliminations column.

Verso Holdings, or the “Parent Issuer,” and its direct, 100% owned subsidiary, Verso Paper Inc., or the “Subsidiary Issuer,” are the issuers of the 11.75% Senior Secured Notes due 2019, the 11.75% Secured Notes due 2019, the 13% Second Priority Senior Secured Notes due 2020, the 16% Senior Subordinated Notes due 2020, the 8.75% Second Priority Senior Secured Notes due 2019, the 11.38% Senior Subordinated Notes due 2016, or collectively, the “Notes.”  In accordance with ASU 2013-04 related to joint and several liability arrangements, the Notes have been recorded by the Parent Issuer as it is the intent of the issuers for the Parent Issuer to settle the obligation. The Notes are jointly and severally guaranteed on a full and unconditional basis by the Parent Issuer’s direct and indirect, 100% owned subsidiaries, excluding the Subsidiary Issuer, the subsidiaries of NewPage Holdings Inc., Bucksport Leasing LLC, Verso Quinnesec REP LLC, Verso Bucksport Power LLC, and Verso Androscoggin Power LLC, or collectively, the “Guarantor Subsidiaries.”  As of September 30, 2015, NewPage Corporation is presented as a Non-Guarantor Subsidiary. Chase NMTC Verso Investment Fund, LLC, a consolidated VIE of Verso Holdings, and all other entities specifically aforementioned are in “Other Non-Guarantors.”

Verso Paper Holdings LLC
Condensed Consolidating Balance Sheet
September 30, 2015

	Parent	Subsidiary	Guarantor	Non- Guarantor	Other Non-Guarantors
(Dollars in millions)	Issuer	Issuer	Subsidiaries	Subsidiary		Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$—	$—	$3	$7	$—	$—	$10
Accounts receivable, net	—	—	74	183	—	—	257
Current intercompany/affiliate receivable	—	—	10	16	—	(26)	—
Inventories	—	—	115	425	—	—	540
Prepaid expenses and other assets	—	—	5	29	—	—	34
Total current assets	—	—	207	660	—	(26)	841
Property, plant, and equipment, net	—	—	436	1,473	22	—	1,931
Intercompany/affiliate receivable	1,390	—	2	—	30	(1,422)	—
Intangibles and other assets, net(1)	—	—	81	68	1	(5)	145
Total assets	$1,390	$—	$726	$2,201	$53	$(1,453)	$2,917
LIABILITIES AND MEMBER’S EQUITY
Accounts payable	$—	$—	$45	$125	$—	$—	$170
Current intercompany/affiliate payable	—	—	16	10	—	(26)	—
Accrued liabilities	42	—	60	130	—	—	232
Current maturities of long-term debt	41	—	—	31	—	—	72
Total current liabilities	83	—	121	296	—	(26)	474
Intercompany/affiliate payable	—	—	1,390	—	32	(1,422)	—
Investment in subsidiaries	352	—	14	—	—	(366)	—
Long-term debt(2)	1,929	—	—	914	23	(5)	2,861
Other liabilities	—	—	52	496	8	—	556
Member’s (deficit) equity	(974)	—	(851)	495	(10)	366	(974)
Total liabilities and equity	$1,390	$—	$726	$2,201	$53	$(1,453)	$2,917

(1)	Intangibles and other assets, net of Guarantor Subsidiaries include $23 million of a long-term note receivable from Verso Finance.

(2)	Long-term debt of Other Non-Guarantors is payable to Verso Finance.

Verso Paper Holdings LLC
Condensed Consolidating Balance Sheet
December 31, 2014

	Parent	Subsidiary	Guarantor	Non- Guarantor	Other Non-Guarantors
(Dollars in millions)	Issuer	Issuer	Subsidiaries	Subsidiary		Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$—	$—	$6	$—	$—	$—	$6
Accounts receivable, net	—	—	88	—	—	—	88
Inventories	—	—	110	—	—	—	110
Assets held for sale	—	—	60	—	1	—	61
Prepaid expenses and other assets	—	—	9	—	2	—	11
Total current assets	—	—	273	—	3	—	276
Property, plant, and equipment, net	—	—	508	—	23	—	531
Intercompany/affiliate receivable	1,397	—	2	—	58	(1,457)	—
Intangibles and other assets, net(1)	—	—	93	—	1	—	94
Total assets	$1,397	$—	$876	$—	$85	$(1,457)	$901
LIABILITIES AND MEMBER’S EQUITY
Accounts payable	$—	$—	$63	$—	$—	$—	$63
Accrued liabilities	77	—	128	—	1	—	206
Current maturities of long-term debt	—	—	—	—	30	—	30
Liabilities related to assets held for sale	—	—	2	—	—	—	2
Total current liabilities	77	—	193	—	31	—	301
Intercompany/affiliate payable	—	—	1,423	—	34	(1,457)	—
Investment in subsidiaries	803	—	13	—	—	(816)	—
Long-term debt(2)	1,297	—	—	—	23	—	1,320
Other liabilities	—	—	52	—	8	—	60
Member’s (deficit) equity	(780)	—	(805)	—	(11)	816	(780)
Total liabilities and equity	$1,397	$—	$876	$—	$85	$(1,457)	$901

(1)	Intangibles and other assets, net of Guarantor Subsidiaries include $23 million of a long-term note receivable from Verso Finance.

(2)	Long-term debt of Other Non-Guarantors is payable to Verso Finance.
Certain amounts in the prior year presentation have been reclassified to conform to the current year presentation.

Verso Paper Holdings LLC
Condensed Consolidating Statement of Operations and Comprehensive Income
Three Months Ended September 30, 2015

	Parent	Subsidiary	Guarantor	Non- Guarantor	Other Non-Guarantors
(Dollars in millions)	Issuer	Issuer	Subsidiaries	Subsidiary		Eliminations	Consolidated
Net sales	$—	$—	$264	$537	$—	$(19)	$782
Cost of products sold (exclusive of depreciation, amortization, and depletion)	—	—	219	477	—	(19)	677
Depreciation, amortization, and depletion (exclusive of accelerated depreciation included in Restructuring charges)	—	—	15	45	—	—	60
Selling, general, and administrative expenses	—	—	17	16	—	—	33
Restructuring charges	—	—	53	2	—	—	55
Other operating income	—	—	(37)	37	—	—	—
Interest income	(47)	—	—	—	(1)	48	—
Interest expense	47	—	48	20	1	(48)	68
Equity in net loss of subsidiaries	(111)	—	—	—	—	111	—
Loss before income taxes	$(111)	$—	$(51)	$(60)	$—	$111	$(111)
Income tax benefit	—	—	—	—	—	—	—
Net loss	$(111)	$—	$(51)	$(60)	$—	$111	$(111)
Other comprehensive income	1	—	1	—	—	(1)	1
Comprehensive loss	$(110)	$—	$(50)	$(60)	$—	$110	$(110)

Verso Paper Holdings LLC
Condensed Consolidating Statement of Operations and Comprehensive Income
Nine Months Ended September 30, 2015

	Parent	Subsidiary	Guarantor	Non- Guarantor	Other Non-Guarantors
(Dollars in millions)	Issuer	Issuer	Subsidiaries	Subsidiary		Eliminations	Consolidated
Net sales	$—	$—	$767	$1,640	$1	$(42)	$2,366
Cost of products sold (exclusive of depreciation, amortization, and depletion)	—	—	665	1,439	—	(42)	2,062
Depreciation, amortization, and depletion (exclusive of accelerated depreciation included in Restructuring charges)	—	—	48	132	1	—	181
Selling, general, and administrative expenses	—	—	68	67	(1)	—	134
Restructuring charges	—	—	70	13	—	—	83
Other operating income	—	—	(73)	73	—	—	—
Interest income	(142)	—	(1)	—	(1)	143	(1)
Interest expense	142	—	142	59	2	(143)	202
Equity in net loss of subsidiaries	(293)	—	—	—	—	293	—
Loss before income taxes	$(293)	$—	$(152)	$(143)	$—	$293	$(295)
Income tax benefit	—	—	—	(2)	—	—	(2)
Net loss	$(293)	$—	$(152)	$(141)	$—	$293	$(293)
Other comprehensive income	2	—	2	—	—	(2)	2
Comprehensive loss	$(291)	$—	$(150)	$(141)	$—	$291	$(291)

Verso Paper Holdings LLC
Condensed Consolidating Statement of Operations and Comprehensive Income
Three Months Ended September 30, 2014

	Parent	Subsidiary	Guarantor	Non- Guarantor	Other Non-Guarantors
(Dollars in millions)	Issuer	Issuer	Subsidiaries	Subsidiary		Eliminations	Consolidated
Net sales	$—	$—	$350	$—	$1	$(1)	$350
Cost of products sold (exclusive of depreciation, amortization, and depletion)	—	—	295	—	1	(1)	295
Depreciation, amortization, and depletion	—	—	23	—	—	—	23
Selling, general, and administrative expenses	—	—	18	—	—	—	18
Interest income	(36)	—	—	—	—	36	—
Interest expense	36	—	35	—	2	(36)	37
Other loss, net	—	—	14	—	—	—	14
Equity in net loss of subsidiaries	(37)	—	—	—	—	37	—
Net loss	$(37)	$—	$(35)	$—	$(2)	$37	$(37)
Other comprehensive income	1	—	1	—	—	(1)	1
Comprehensive loss	$(36)	$—	$(34)	$—	$(2)	$36	$(36)
Certain amounts in the prior year presentation have been reclassified to conform to the current year presentation.

Verso Paper Holdings LLC
Condensed Consolidating Statement of Operations and Comprehensive Income
Nine Months Ended September 30, 2014

	Parent	Subsidiary	Guarantor	Non- Guarantor	Other Non-Guarantors
(Dollars in millions)	Issuer	Issuer	Subsidiaries	Subsidiary		Eliminations	Consolidated
Net sales	$—	$—	$970	$—	$2	$(2)	$970
Cost of products sold (exclusive of depreciation, amortization, and depletion)	—	—	874	—	1	(2)	873
Depreciation, amortization, and depletion	—	—	73	—	1	—	74
Selling, general, and administrative expenses	—	—	54	—	(1)	—	53
Interest income	(106)	—	(1)	—	(1)	107	(1)
Interest expense	106	—	104	—	5	(107)	108
Other loss, net	—	—	33	—	—	—	33
Equity in net loss of subsidiaries	(170)	—	—	—	—	170	—
Net loss	$(170)	$—	$(167)	$—	$(3)	$170	$(170)
Other comprehensive income	1	—	1	—	—	(1)	1
Comprehensive loss	$(169)	$—	$(166)	$—	$(3)	$169	$(169)
Certain amounts in the prior year presentation have been reclassified to conform to the current year presentation.

Verso Paper Holdings LLC
Condensed Consolidating Statement of Cash Flows
Nine Months Ended September 30, 2015

	Parent	Subsidiary	Guarantor	Non- Guarantor	Other Non-Guarantors
(Dollars in millions)	Issuer	Issuer	Subsidiaries	Subsidiary		Eliminations	Consolidated
Net cash used in operating activities	$—	$—	$(136)	$(148)	$—	$—	$(284)
Cash flows from investing activities:
Proceeds from sale of assets	—	—	50	1	—	—	51
Transfers from (to) restricted cash	—	—	—	—	1	—	1
Capital expenditures	—	—	(13)	(35)	—	—	(48)
Acquisition, net of cash acquired	—	—	—	128	—	—	128
Acquisition of investment securities	—	—	—	(5)	—	—	(5)
Return of capital to Parent Issuer	73	—	—	—	—	(73)	—
Advances to subsidiaries	(375)	—	—	(51)	—	426	—
Payments from subsidiaries	250	—	—	51	—	(301)	—
Net cash (used in) provided by investing activities	(52)	—	37	89	1	52	127
Cash flows from financing activities:
Borrowings on revolving credit facilities	169	—	—	504	51	(51)	673
Payments on revolving credit facilities	(117)	—	—	(365)	(81)	51	(512)
Return of capital to Parent Issuer	—	—	—	(73)	—	73	—
Advances from parent	—	—	294	—	81	(375)	—
Payments to parent	—	—	(198)	—	(52)	250	—
Net cash provided by (used in) financing activities	52	—	96	66	(1)	(52)	161
Change in cash and cash equivalents	—	—	(3)	7	—	—	4
Cash and cash equivalents at beginning of period	—	—	6	—	—	—	6
Cash and cash equivalents at end of period	$—	$—	$3	$7	$—	$—	$10

Verso Paper Holdings LLC
Condensed Consolidating Statement of Cash Flows
Nine Months Ended September 30, 2014

	Parent	Subsidiary	Guarantor	Non-Guarantor	Other Non-Guarantors
(Dollars in millions)	Issuer	Issuer	Subsidiaries	Subsidiary		Eliminations	Consolidated
Net cash (used in) provided by operating activities	$—	$—	$(69)	$—	$—	$—	$(69)
Cash flows from investing activities:
Transfers from (to) restricted cash	—	—	2	—	(1)	—	1
Capital expenditures	—	—	(34)	—	—	—	(34)
Other investing activities	—	—	5	—	—	—	5
Advances to subsidiaries	(278)	—	—	—	—	278	—
Payments from subsidiaries	218	—	—	—	—	(218)	—
Net cash used in investing activities	(60)	—	(27)	—	(1)	60	(28)
Cash flows from financing activities:
Borrowings on revolving credit facilities	240	—	—	—	100	—	340
Payments on revolving credit facilities	(168)	—	—	—	(60)	—	(228)
Repayment of long-term debt	(13)	—	—	—	—	—	(13)
Debt issuance costs	—	—	—	—	(2)	—	(2)
Contribution from Verso	1	—	—	—	—	—	1
Return of capital to Parent Issuer	—	—	—	—	(1)	1	—
Advances from parent	—	—	278	—	—	(278)	—
Payments to parent	—	—	(181)	—	(36)	217	—
Net cash provided by financing activities	60	—	97	—	1	(60)	98
Change in cash and cash equivalents	—	—	1	—	—	—	1
Cash and cash equivalents at beginning of period	—	—	11	—	—	—	11
Cash and cash equivalents at end of period	$—	$—	$12	$—	$—	$—	$12
Certain amounts in the prior year presentation have been reclassified to conform to the current year presentation.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a leading North American producer of printing and specialty papers and pulp. Our papers are used primarily in commercial printing, media and marketing applications, including magazines, catalogs, books, direct mail, corporate collateral, retail inserts, and specialty applications, including label and converting, flexible packaging and technical paper.  We also produce and sell market kraft pulp, which is used to manufacture printing, writing, and specialty paper grades and tissue products. Headquartered in Memphis, Tennessee, with a business center in Miamisburg, Ohio, Verso owns eight mills strategically located in Kentucky, Maine, Maryland, Michigan, Minnesota and Wisconsin with a total annual paper production capacity of approximately 3.6 million tons.

Financial Summary

On January 3, 2014, Verso, Verso Merger Sub Inc., an indirect, wholly owned subsidiary of Verso, or “Merger Sub,” and NewPage Holdings Inc., or “NewPage,” entered into an Agreement and Plan of Merger, or the “Merger Agreement,” pursuant to which the parties agreed to merge Merger Sub with and into NewPage on the terms and subject to the conditions set forth in the Merger Agreement, with NewPage surviving the merger as an indirect, wholly owned subsidiary of Verso. On January 7, 2015, Verso consummated the acquisition of NewPage through the merger of Merger Sub, with and into NewPage, or the “NewPage acquisition,” pursuant to the Merger Agreement. As a result of the merger of Merger Sub with and into NewPage, Merger Sub’s separate corporate existence ceased and NewPage continued as the surviving corporation and an indirect, wholly owned subsidiary of Verso. As such, management’s discussion and analysis of financial condition and results of operations for the three-month and nine-month periods ended September 30, 2015, include the impact of NewPage’s operations on our business.
On August 20, 2015, Verso announced plans to make production capacity reductions at two of our mills by shutting down the No. 1 pulp dryer and No. 2 paper machine at our mill in Androscoggin, Maine, and by indefinitely idling our mill in Wickliffe, Kentucky. Together, these actions will reduce our production capacity by 430,000 tons of coated paper and 130,000 tons of dried market pulp. We began implementing these capacity reductions in the third quarter of 2015 and expect to complete them in the fourth quarter of 2015.
Results of Operations

The following tables set forth the historical results of operations of Verso and Verso Holdings for the periods indicated below.  The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and notes thereto included elsewhere in this quarterly report.  All assets, liabilities, income, expenses and cash flows presented for all periods represent those of Verso’s indirect, wholly owned subsidiary, Verso Holdings, in all material respects, except for Verso’s common stock transactions and Verso Finance’s debt obligation and related financing costs and interest expense.  Unless otherwise noted, the information provided pertains to both Verso and Verso Holdings.

VERSO CORPORATION

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in millions)	2015	2014	2015	2014
Net sales	$782	$350	$2,366	$970
Costs and expenses:
Cost of products sold (exclusive of depreciation, amortization and depletion)	677	295	2,062	873
Depreciation, amortization and depletion (exclusive of accelerated depreciation included in restructuring charges)	60	23	181	74
Selling, general and administrative expenses	33	18	134	53
Restructuring charges	55	—	83	—
Total operating expenses	825	336	2,460	1,000
Operating (loss) income	(43)	14	(94)	(30)
Interest expense	68	37	201	107
Other loss, net	—	14	—	33
Loss before income taxes	(111)	(37)	(295)	(170)
Income tax benefit	—	(1)	(2)	(1)
Net loss	$(111)	$(36)	$(293)	$(169)

VERSO PAPER HOLDINGS LLC

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in millions)	2015	2014	2015	2014
Net sales	$782	$350	$2,366	$970
Costs and expenses:
Cost of products sold (exclusive of depreciation, amortization and depletion)	677	295	2,062	873
Depreciation, amortization and depletion (exclusive of accelerated depreciation included in restructuring charges)	60	23	181	74
Selling, general and administrative expenses	33	18	134	53
Restructuring charges	55	—	83	—
Total operating expenses	825	336	2,460	1,000
Operating (loss) income	(43)	14	(94)	(30)
Interest income	—	—	(1)	(1)
Interest expense	68	37	202	108
Other loss, net	—	14	—	33
Loss before income taxes	(111)	(37)	(295)	(170)
Income tax benefit	—	—	(2)	—
Net loss	$(111)	$(37)	$(293)	$(170)

Third Quarter of 2015 Compared to Third Quarter of 2014

Net Sales. Net sales for the third quarter of 2015 increased 123% to $782 million from $350 million in the third quarter of 2014. Our sales increase was primarily driven by a 110% increase in total sales volume, from 433 thousand tons in 2014 to 910 thousand tons in 2015. The increase in volume resulted in $398 million of additional revenue, while changes in pricing contributed $34 million, as the average sales price per ton increased from $808 to $859, for all of our products in the third quarter of 2015, compared to the third quarter of 2014. When compared to 2014 sales as adjusted to include the impact of the

NewPage acquisition and the sale of the Bucksport mill, our sales have declined, quarter over quarter, reflecting an increase in offshore imports and a decline in U.S. demand for coated papers.

Net sales for our paper segment increased 135% to $736 million in the third quarter of 2015 from $313 million in the third quarter of 2014, due to a 124% increase in paper sales volume to 829 thousand tons in the third quarter of 2015, compared to 371 thousand tons in the third quarter of 2014, supplemented by a 5% increase in average sales price per ton of paper to $888 in the third quarter of 2015, compared to $845 in the third quarter of 2014. The increased sales volume, which is primarily due to the addition of sales resulting from the NewPage acquisition, resulted in $387 million of additional revenue, which was augmented by the impact of changes in market pricing and product mix of $36 million.

Net sales for our pulp segment increased 24% in the third quarter of 2015 to $46 million from $37 million in the third quarter of 2014, due to a 31% increase in pulp sales volume to 81 thousand tons in the third quarter of 2015, compared to 62 thousand tons in the third quarter of 2014, while the average sales price per ton declined 4% to $566 in the third quarter of 2015, compared to $589 in the third quarter of 2014. The increased sales volume, which is primarily attributable to the addition of net sales as a result of the NewPage acquisition, contributed $11 million of additional revenue, while the change in pricing resulted in a decrease in revenue of $2 million. The price decline was attributable to market price reductions.

Cost of sales.  Cost of products sold, excluding depreciation, amortization and depletion expenses, increased $382 million, or 130%, primarily due to incremental costs as a result of the NewPage acquisition.  Our gross margin percentage was 13.4% for the third quarter of 2015, compared to 15.8% for the third quarter of 2014, reflecting an incremental $49 million in gross margin, with $59 million attributable to volume increases offset by $10 million attributable to lower margin per ton. During the third quarter of 2015, our margin per ton was negatively impacted by incremental costs related to mill maintenance outages and 79,000 tons of downtime. Depreciation, amortization and depletion expenses increased $37 million, or 161%, also primarily due to incremental costs as a result of the NewPage acquisition.

Selling, general and administrative.  Selling, general and administrative expenses increased primarily due to incremental expenses of $15 million, or 83%, in the third quarter of 2015, compared to the third quarter of 2014, as a result of the NewPage acquisition. As a percentage of sales, selling, general and administrative expenses decreased from 5% in the third quarter of 2014 to 4% in the third quarter of 2015.  Selling, general and administrative expenses are allocated to the paper and pulp segments based on relative sales volume.

Restructuring charges. Restructuring charges of $55 million during the third quarter of 2015 consisted primarily of $34 million of noncash charges related to accelerated depreciation on property and equipment at our Androscoggin mill, and $15 million of severance and benefit costs related primarily to the production capacity reductions at our Androscoggin and Wickliffe mills. Restructuring charges of approximately $49 million and $6 million were attributable to the paper segment and the pulp segment, respectively for the third quarter of 2015.

Interest expense.  Interest expense for the third quarter of 2015 was $68 million, compared to $37 million for the third quarter of 2014. The change in interest expense reflects the addition of the NewPage ABL Facility and NewPage Term Loan Facility, the 2015 First Lien Notes (each as defined below) issued in connection with the NewPage acquisition and changes resulting from the completion of the second lien and subordinated notes exchange offers.

First Nine Months of 2015 Compared to First Nine Months of 2014

Net Sales. Net sales for the nine months ended September 30, 2015 increased 144% to $2,366 million from $970 million in the nine months ended September 30, 2014. Our sales increase was primarily driven by a 126% increase in total sales volume, from 1,212 thousand tons in 2014 to 2,742 thousand tons in 2015. The increase in volume resulted in $1,267 million of additional revenue. The revenue increase associated with the increased volume was enhanced by the impact of pricing improvements of $128 million, as the average sales price per ton increased from $801 to $863, for all of our products in the nine months ended September 30, 2015, compared to the nine months ended September 30, 2014. When compared to 2014 sales as adjusted to include the impact of the NewPage acquisition and the sale of the Bucksport mill, our sales have declined, on a year-to-date basis, reflecting an increase in offshore imports and a decline in U.S. demand for coated papers.

Net sales for our paper segment increased 159% to $2,207 million in the nine months ended September 30, 2015 from $851 million in the nine months ended September 30, 2014, due to a 143% increase in paper sales volume to 2,456 thousand tons in the nine months ended September 30, 2015 compared to 1,011 thousand tons in the nine months ended September 30, 2014, supplemented by a 7% increase in average sales price per ton of paper to $898 in nine months ended September 30, 2015, compared to $842 in the nine months ended September 30, 2014. The increased sales volume, which is primarily due to the addition of sales resulting from NewPage acquisition, resulted in $1,217 million of additional revenue, which was augmented by the impact of changes in market pricing and product mix of $138 million.

Net sales for our pulp segment increased 34% in the nine months ended September 30, 2015 to $159 million from $119 million in the nine months ended September 30, 2014, due primarily to a 43% increase in pulp sales volume to 285 thousand tons in the nine months ended September 30, 2015, compared to 200 thousand tons in the nine months ended September 30, 2014. The average sales price per ton declined 6% to $558 in the nine months ended September 30, 2015, compared to $593 in the nine months ended September 30, 2014. The increased sales volume, which is primarily attributable to the addition of net sales as a result of the NewPage acquisition, contributed $50 million of additional revenue, while pricing resulted in a decrease in revenue of $10 million. The price decline was attributable to market price reductions.

Cost of sales.  Cost of products sold, excluding depreciation, amortization, and depletion expenses, increased $1,189 million, or 136%, in the nine months ended September 30, 2015, compared to the nine months ended September 30, 2014, primarily due to incremental costs as a result of the NewPage acquisition.  Our gross margin was 12.8% for the nine months ended September 30, 2015, compared to 10.0% for the nine months ended September 30, 2014, reflecting an incremental $206 million in gross margin, with $122 million attributable to volume increases and $84 million attributable to higher margin per ton as a result of different mix of paper products from NewPage. Depreciation, amortization, and depletion expenses increased $107 million, or 145%, also primarily due to incremental costs as a result of the NewPage acquisition

Selling, general and administrative. Selling, general and administrative expenses for nine months ended September 30, 2015 increased primarily due to incremental expenses of $81 million, or 153%, as a result of the NewPage acquisition. As a percentage of sales, selling, general and administrative expenses were flat at 6% for the nine months ended September 30, 2015 and 2014, respectively.  Selling, general and administrative expenses are allocated to the paper and pulp segments based on relative sales volume.

Restructuring charges.  Restructuring charges for the nine months ended September 30, 2015 were $83 million, and consisted primarily of $34 million of noncash charges related to accelerated depreciation on property and equipment at our Androscoggin mill, $15 million of severance and benefit costs related primarily to the production capacity reductions at our Androscoggin and Wickliffe mills, $16 million of severance and benefit costs related to efforts to integrate the legacy Verso and NewPage operations, and $12 million of expenses related to the sale of the Bucksport mill. Restructuring charges of approximately $75 million and $8 million were attributable to the paper segment and the pulp segment, respectively, for the nine months ended September 30, 2015.

Interest expense.  Verso’s interest expense for the nine months ended September 30, 2015 was $201 million, compared to $107 million for the same period in 2014.  Verso Holdings’ interest expense was $202 million for the nine months ended September 30, 2015 compared to $108 million for the same period in 2014. The change in interest expense year over year reflects the addition of the NewPage ABL Facility and NewPage Term Loan Facility, the 2015 First Lien Notes issued in connection with the NewPage acquisition and changes resulting from the completion of the second lien and subordinated notes exchange offers.

Reconciliation of Cash Flows from Operating Activities to Adjusted EBITDA

EBITDA consists of earnings before interest, taxes, depreciation, and amortization.  Adjusted EBITDA reflects adjustments to EBITDA to eliminate the impact of certain items we do not consider indicative of ongoing performance. Adjusted EBITDA is a financial term commonly used in our industry. We use Adjusted EBITDA as a way of evaluating our performance relative to that of our peers.  We believe that Adjusted EBITDA is an operating performance measure that provides investors and analysts with a measure of ongoing operating results unaffected by differences in capital structures, capital investment cycles, and ages of related assets among otherwise comparable companies.

You are encouraged to evaluate each adjustment and to consider whether the adjustment is appropriate.  In addition, in evaluating Adjusted EBITDA, you should be aware that in the future, we may incur expenses similar to the adjustments included in the presentation of Adjusted EBITDA.   We believe that the supplemental adjustments applied in calculating Adjusted EBITDA are reasonable and appropriate to provide additional information to investors.  We also believe that Adjusted EBITDA is a useful measurement tool for assessing our ability to meet our future debt service, capital expenditures, and working capital requirements.

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

	VERSO
	Nine Months	Year	Nine Months	Twelve Months
	Ended	Ended	Ended	Ended
	September 30,	December 31,	September 30,	September 30,
(Dollars in millions)	2014	2014	2015	2015
Cash flows from operating activities	$(68)	$(58)	$(284)	$(274)
Income tax benefit	(1)	(3)	(2)	(4)
Amortization of debt issuance costs	(6)	(8)	(4)	(6)
Accretion of discount on long-term debt	(1)	(1)	(2)	(2)
Equity award expense	(1)	(2)	(2)	(3)
Interest expense	107	142	201	236
Loss on disposal of assets	—	—	(4)	(4)
Trademark impairment	(6)	(6)	—	—
Asset impairment/ accelerated depreciation	—	(102)	(34)	(136)
Other, net	(7)	(2)	5	10
Changes in assets and liabilities, net	(6)	(83)	213	136
EBITDA	11	(123)	87	(47)
Restructuring charges (1)	—	141	83	224
Integration (2)	—	—	15	15
NewPage acquisition-related costs/charges (3)	33	39	18	24
Hedge losses (gains) (4)	6	17	(4)	7
Equity award expense (5)	1	2	2	3
Trademark impairment (6)	6	6	—	—
Other items, net (7)	3	2	7	6
Adjusted EBITDA	$60	$84	$208	$232

(1)
Represents costs primarily associated with the shutdown of a pulp dryer and paper machine at the Androscoggin mill, the indefinite idling of the Wickliffe mill, the closure of the Bucksport mill, and the costs associated with reorganizing the business after the NewPage acquisition.

(2)	Represents costs associated with efforts to integrate the legacy Verso and NewPage operations, generate cost savings and capture synergies across the combined company.

(3)	Represents costs incurred in connection with the NewPage acquisition, including one-time impacts of purchase accounting.

(4)	Represents unrealized losses (gains) on energy-related derivative contracts.

(5)	Represents amortization of noncash incentive compensation.

(6)	Represents noncash impairment charge on trademarks.

(7)	Represents miscellaneous noncash and other earnings adjustments.

Debt Agreement Adjusted EBITDA

Our debt agreements allow further adjustments to Adjusted EBITDA for the purpose of calculating covenant compliance. These additional adjustments include projected pro forma effects of our profitability program and, for Verso Holdings only, the pro forma impact of expected synergies related to the NewPage acquisition. Our profitability program is a management-developed company-wide cost reduction program, which is expected to yield approximately $49 million of additional cost reduction ($40 million attributable to NewPage) in the future.

Reconciliation of Net (Loss) Income to EBITDA

	VERSO
	Nine Months	Year	Nine Months	Twelve Months
	Ended	Ended	Ended	Ended
	September 30,	December 31,	September 30,	September 30,
(Dollars in millions)	2014	2014	2015	2015
Net loss	$(169)	$(353)	$(293)	$(477)
Income tax benefit	(1)	(3)	(2)	(4)
Interest expense	107	142	201	236
Depreciation, amortization, and depletion	74	91	181	198
EBITDA	$11	$(123)	$87	$(47)

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

Liquidity and Capital Resources

We have historically relied primarily upon cash flows from operations and borrowings under our revolving credit facilities to fund our operations, capital expenditures and debt service requirements.  Our recent financial results have included several years of operating losses and cash flows used in operations. We are highly leveraged, with $2,806 million in borrowings outstanding under our existing financing arrangements as of September 30, 2015, including the NewPage Corp revolving credit facility, the “NewPage ABL Facility,” and floating rate senior secured term loan, the “NewPage Term Loan Facility.” Also as of September 30, 2015, we had $8 million available for future borrowings under the Verso Holdings revolving credit facilities and $54 million available for future borrowings under the NewPage ABL Facility. Our indebtedness results in us dedicating a substantial portion of our cash flows from operations to payments for our debt service, thereby reducing the availability of our cash flows to fund working capital, capital expenditures, research and development efforts, and other corporate purposes. In addition, our indebtedness increases our vulnerability to adverse economic and industry conditions and places us at a competitive disadvantage compared to competitors that have less debt.

We have certain significant cash use requirements over the next twelve months outside of operations, including debt service requirements, integration costs associated with the NewPage acquisition, and restructuring costs related to both the NewPage acquisition and the recently announced production capacity reductions at our Androscoggin and Wickliffe mills. Our projected fixed debt service payments over the next twelve months through September 30, 2016, based on our current borrowings and floating interest rates at September 30, 2015, and without taking into account repayments related to our revolving credit facilities, are approximately $352 million, of which approximately $72 million is principal (approximately $3 million in the fourth quarter of 2015 and approximately $9 million, $9 million and $50 million in the first, second and third quarters of 2016, respectively) and approximately $280 million is interest (approximately $20 million in the fourth quarter of 2015 and approximately $120 million, $20 million and $120 million in the first, second and third quarters of 2016, respectively). Our debt arrangements also contain financial and other restrictive covenants that limit our ability to engage in activities that may be in our long-term best interests. Failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all of our debts. If we are unable to repay our indebtedness when due or declared due, our lenders also will have the right to proceed against the collateral securing the indebtedness.

The accompanying Unaudited Condensed Consolidated Financial Statements have been prepared assuming that we will continue as a going concern. However, based on our liquidity position as of September 30, 2015, and our projections of operating results and cash flows for the remainder of 2015 and 2016, we anticipate that we will not have sufficient resources to fund our most significant future cash obligations and, therefore, we believe that there is substantial doubt about our ability to continue as a going concern for the next twelve months. In addition, based on our recent operating performance, the ability of NewPage Corp to comply with the Total Net Leverage Ratio covenant in the NewPage Term Loan Facility over the next twelve months is particularly vulnerable to declines in our operating performance compared to our projections. As of September 30, 2015, a decrease of $2 million of Adjusted EBITDA would have resulted in noncompliance with the Total Net Leverage Ratio covenant, and it is reasonably possible that NewPage Corp will not comply with the quarterly Total Net Leverage Ratio covenant at the end of upcoming quarters. The calculation of Adjusted EBITDA that is used in calculating the Total Net Leverage Ratio includes adjustments, such as pro forma adjustments for management’s projections of expected savings from our profitability program (see below). In the event that NewPage Corp is unable to comply with the Total Net Leverage Ratio covenant in a future quarter, Verso Holdings has the option to make capital contributions for the amount of the shortfall without triggering an event of default. However, Verso Holdings may not have sufficient liquidity to fund any such capital contribution. A breach of the Total Net Leverage Ratio covenant, if a sufficient capital contribution could not be made to cure the breach, would represent an event of default under the NewPage Term Loan Facility and would trigger cross-default provisions of our other credit facilities. In addition, our lenders would have the right to make any loans then outstanding immediately due and payable, which would trigger cross-default provisions under our indentures, and would no longer be obligated to extend further credit to us.

As a result of our cash flow and liquidity concerns, we have begun evaluating potential alternatives for the restructuring of our balance sheet. We have engaged PJT Partners L.P. to provide us with restructuring and transactional services and O’Melveny & Myers LLP to provide us with restructuring legal advice and assistance. We have begun discussions with certain of our creditor constituencies to explore potential restructuring alternatives. We also are exploring opportunities to raise funds through potential sales of certain of our mills and related facilities, which may include the Stevens Point, Androscoggin and Duluth mills, our recently idled Wickliffe mill, and the hydroelectric generation facilities associated with our Androscoggin mill. Our potential restructuring could occur in a consensual, out-of-court manner or through a court-supervised Chapter 11 bankruptcy proceeding. While we intend to actively pursue a potential restructuring and potential asset sales, there can be no assurance that any of these activities will occur on terms acceptable to us or at all. In addition to the strategic alternatives, our future projected operating results also are highly dependent on the successful integration of NewPage, the borrowing availability of the combined company, and the synergies and operational cost reduction and earnings enhancement initiatives expected to be achieved. The synergies and operational cost reductions are targeted in the areas of personnel expenses, raw material costs and manufacturing efficiencies. We have established plans within each of these areas to meet these targets. If the integration of NewPage into our business is not completed as expected, the synergies and other benefits that we expect to achieve could be materially and adversely affected, and these situations could result in additional transaction costs, loss of revenue or other effects associated with uncertainty about the NewPage acquisition.

The accompanying Unaudited Condensed Consolidated Financial Statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should we be unable to continue as a going concern.

Verso’s and Verso Holdings’ cash flows from operating, investing and financing activities, as reflected in the accompanying Unaudited Condensed Consolidated Statements of Cash Flows, are summarized in the following table.

	VERSO		VERSO HOLDINGS
	Nine Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in millions)	2015	2014	2015	2014
Net cash (used in) provided by:
Operating activities	$(284)	$(68)	$(284)	$(69)
Investing activities	127	(28)	127	(28)
Financing activities	161	97	161	98
Net change in cash and cash equivalents	$4	$1	$4	$1

Operating activities.  In the first nine months of 2015, Verso’s net cash used in operating activities of $284 million reflects a net loss of $293 million adjusted for non-cash depreciation, amortization, and accretion of $225 million, an increase in cash used for working capital of $157 million, and cash used in non-current assets and non-current liabilities of $56 million. The change in working capital primarily reflects a decrease in accrued liabilities primarily attributable to the timing of interest payments as well as payments of Merger and Exchange Offer related expenses, and severance and other costs associated with the Bucksport closure and NewPage Acquisition.

In the first nine months of 2014, Verso’s net cash used in operating activities of $68 million reflected a net loss of $169 million adjusted for noncash depreciation, amortization, depletion and accretion of $87 million and a decrease in cash used for working capital of $17 million, which was primarily due to decreases in inventory and accounts receivable. Verso Holdings’ operating cash flows are the same as those of Verso in all material respects.

Investing activities.  In the first nine months of 2015, Verso’s net cash provided by investing activities of $127 million reflects cash acquired in the NewPage acquisition of $128 million as well as proceeds from sale of assets of $51 million including the sale of the Bucksport mill and were offset by capital expenditures of $48 million.  This compares to $28 million of net cash used in investing activities in the first nine months of 2014, which was driven primarily by capital expenditures of $34 million. Verso Holdings’ investing cash flows are the same as those of Verso in all material respects.

Financing activities.  In the first nine months of 2015, Verso’s net cash provided by financing activities was $161 million, compared to net cash provided by financing activities of $97 million in the first nine months of 2014. Cash provided by financing activities in the first nine months of 2015 and 2014, resulted primarily from net borrowings on our revolving credit facilities. Verso Holdings’ financing cash flows are the same as those of Verso in all material respects.

Indebtedness.  As of September 30, 2015, the principal amount of Verso’s total indebtedness was $2,806 million and the principal amount of Verso Holdings’ total indebtedness was $2,829 million, including $238 million on the NewPage ABL Facility (as defined below), $734 million on the NewPage Term Loan Facility (as defined below), and a $23 million loan from Verso Finance Holdings to Chase NMTC Verso Investment Fund. Note that the issuers and guarantors of Verso’s debt securities (including the 2015 First Lien Notes) and the borrower and guarantors of Verso’s credit facilities do not guarantee the obligations under the NewPage ABL Facility or the NewPage Term Loan Facility, and the borrower and guarantors under the NewPage ABL Facility and the NewPage Term Loan Facility do not guarantee the obligations under Verso’s debt securities and credit facilities. As a result, following the consummation of the NewPage acquisition, the holders of Verso’s debt securities (including the 2015 First Lien Notes) are structurally subordinated to the obligations under the NewPage ABL Facility and the NewPage Term Loan Facility to the extent of the value of the collateral securing the NewPage ABL Facility and the NewPage Term Loan Facility.

Verso Holdings

Revolving Credit Facilities.  In 2012, Verso Holdings entered into revolving credit facilities consisting of a $150 million asset-based loan facility, or “ABL Facility,” and a $50 million cash-flow facility, or “Cash Flow Facility.” Verso Holdings’ ABL Facility had $66 million outstanding, $30 million in letters of credit issued, and $8 million available for future borrowing as of September 30, 2015.  Verso Holdings’ Cash Flow Facility had $50 million outstanding balance, no letters of credit issued, and no availability for future borrowing as of September 30, 2015.  The indebtedness under the revolving credit facilities bears interest at a floating rate based on a margin over a base rate or LIBOR.  As of September 30, 2015, the applicable margin for advances under the ABL Facility was 1.25% for base rate advances and 2.25% for LIBOR advances, and the applicable margin for advances under the Cash Flow Facility was 3.75% for base rate advances and 4.75% for LIBOR advances.  As of September 30, 2015, the weighted-average interest rate on outstanding advances was 3.72%.  Verso Holdings is required to pay a commitment fee to the lenders in respect of the unused commitments under the ABL Facility at an annual rate of either 0.375% or 0.50%, based on daily average utilization, and under the Cash Flow Facility at an annual rate of 0.625%.  The indebtedness under each of the revolving credit facilities is guaranteed, jointly and severally, by Verso Finance and each of Verso Holdings’ subsidiaries, subject to certain exceptions, and the indebtedness and guarantees are senior secured obligations of Verso Holdings and the guarantors, respectively.  The indebtedness under the ABL Facility and related guarantees are secured by first-priority security interests, subject to permitted liens, in substantially all of Verso Holdings’, Verso Finance’s, and the subsidiary guarantors’ (excluding among other subsidiaries, NewPage Investment Company and its subsidiaries) inventory and accounts receivable, or “Verso ABL Priority Collateral,” and second-priority security interests, subject to permitted liens, in substantially all of their other assets, or “Notes Priority Collateral.”  The indebtedness under each of the Cash Flow Facility and related guarantees are secured, pari passu with the 2012 First Lien Notes and the 2015 First Lien Notes, each defined below, and related guarantees, by first-priority security interests in the Notes Priority Collateral and second-priority security interests in the Verso ABL Priority Collateral.  The revolving facilities will mature on May 4, 2017.

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

On January 7, 2015, in connection with the consummation of the NewPage acquisition, Verso Holdings issued $650 million aggregate principal amount of 11.75% Senior Secured Notes due 2019, or the “2015 First Lien Notes,” to the stockholders of NewPage as partial consideration in the NewPage acquisition. The 2015 First Lien Notes constitute a separate class of securities from the 2012 First Lien Notes. The 2015 First Lien Notes bear interest, payable semi-annually, at the rate of 11.75% per year. The 2015 First Lien Notes are guaranteed, jointly and severally, on a senior secured basis, by each of Verso Holdings’ existing domestic subsidiaries that guarantee the ABL Facility and the Cash Flow Facility and by each of its future domestic subsidiaries that guarantees certain of its debt or issues disqualified stock (including NewPage Holdings Inc. but not any of its subsidiaries). The 2015 First Lien Notes and the related guarantees are secured, pari passu with the Cash Flow Facility and related guarantees, by first-priority security interests in the Notes Priority Collateral and second-priority security interests in the Verso ABL Priority Collateral. The 2015 First Lien Notes will mature on January 15, 2019.

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
On January 7, 2015, in connection with the consummation of the NewPage acquisition, the provisions of the New Second Lien Notes were adjusted as follows: (a) the principal amount was adjusted such that a holder of $1,000 principal amount of New Second Lien Notes immediately prior to the NewPage acquisition now holds $593.75 principal amount of New Second Lien Notes (and any adjusted New Second Lien Notes that did not bear an authorized denomination were rounded down); (b) the maturity date was extended from February 1, 2019, to August 1, 2020; (c) the interest rate was adjusted such that the New Second Lien Notes bear interest, payable semiannually, from and after January 7, 2015 at a rate of 10% per year payable entirely in cash plus 3% per year payable entirely by increasing the principal amount of the outstanding New Second Lien Notes or by issuing additional New Second Lien Notes, as compared to a rate 8.75% per year payable in cash prior to such adjustment; (d) the optional redemption provisions were adjusted as provided in the indenture governing the New Second Lien Notes; and (e) certain other terms and conditions of the New Second Lien Notes were modified as set forth in the indenture governing the New Second Lien Notes. As a result of the principal adjustment, the outstanding principal amount of the New

Second Lien Notes was reduced by approximately $121 million from approximately $299 million before January 7, 2015, to approximately $178 million afterwards.
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
On January 7, 2015, in connection with the consummation of the NewPage acquisition, the provisions of the New Subordinated Notes were adjusted as follows: (a) the principal amount was adjusted such that a holder of $1,000 principal amount of New Subordinated Notes immediately prior to the NewPage acquisition now holds $620 principal amount of New Subordinated Notes (and any adjusted New Subordinated Notes that did not bear an authorized denomination were rounded down); (b) the maturity date of the New Subordinated Notes was extended from August 1, 2016, to August 1, 2020; (c) the interest rate was adjusted such that the New Subordinated Notes bear interest from and after the January 7, 2015 at a rate of 11% per year payable entirely in cash plus 5% per year payable entirely by increasing the principal amount of the outstanding New Subordinated Notes or by issuing additional New Subordinated Notes, as compared to a rate of 11.38% per year payable in cash prior to such adjustment; (d) the optional redemption provisions were adjusted as provided in the indenture governing the New Subordinated Notes; and (e) certain other terms and conditions of the New Subordinated Notes were modified as set forth in the indenture governing the New Subordinated Notes. As a result of the principal adjustment, the outstanding principal amount of the New Subordinated Notes was reduced by approximately $39 million from approximately $102 million before January 7, 2015, to approximately $63 million afterwards.

11.38% Senior Subordinated Notes due 2016.  In 2006, Verso Holdings issued $300 million aggregate principal amount of Old Subordinated Notes. On August 1, 2014, approximately $102 million aggregate principal amount of the Old Subordinated Notes were tendered and accepted in exchange for a like amount of New Subordinated Notes and approximately 5.4 million Warrants in the Subordinated Notes Exchange Offer. Following the settlement of the Subordinated Notes Exchange Offer, approximately $41 million aggregate principal amount of the Old Subordinated Notes remain outstanding. The Old Subordinated Notes bear interest, payable semi-annually, at the rate of 11.38% per year. The Old Subordinated Notes are guaranteed, jointly and severally, by each of Verso Holdings’ subsidiaries that guarantee the ABL Facility and the Cash Flow Facility as of the Subordinated Notes Exchange Offer, subject to certain exceptions. The Old Subordinated Notes and related guarantees are unsecured senior subordinated obligations of Verso Holdings and the guarantors, respectively. As of August 1, 2014, the Old Subordinated Notes were amended by a supplemental indenture so as to (a) eliminate or waive substantially all of the restrictive covenants contained in the indenture governing such notes, (b) eliminate certain events of default, (c) modify covenants regarding mergers and consolidations, and (d) modify or eliminate certain other provisions, including, in some cases, certain provisions relating to defeasance, contained in such indenture and such notes. The Old Subordinated Notes will mature on August 1, 2016.

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

Loan from NewPage Corp. On July 14, 2015, NewPage Corp entered into a $60 million inter-company revolving credit facility with VAP. The loan bears interest at a floating Eurocurrency rate plus a 4.75% margin, matures on January 6, 2018, and is guaranteed by Verso Maine Power Holdings LLC, or “VMPH,” with such guaranty being secured by a pledge of VMPH’s member interest in VAP. We have used the borrowings under the credit facility for working capital and other general corporate purposes. As of September 30, 2015, there was no outstanding balance on the loan.

As a holding company, Verso’s investments in its operating subsidiaries constitute substantially all of its operating assets.  Consequently, Verso’s subsidiaries conduct all of its consolidated operations and own substantially all of its operating assets. Verso’s principal source of the cash it needs to pay its debts is the cash that its subsidiaries generate from their operations and their borrowings. Verso’s subsidiaries are not obligated to make funds available to it.  The terms of the ABL Facility, the Cash Flow Facility, the NewPage ABL Facility (as defined below), the NewPage Term Loan Facility (as defined below) and the indentures governing the outstanding notes of Verso Holdings subsidiaries significantly restrict Verso’s subsidiaries from paying dividends and otherwise transferring assets to Verso.  Furthermore, Verso’s subsidiaries are permitted under the terms of the ABL Facility, the Cash Flow Facility, the NewPage ABL Facility, the NewPage Term Loan Facility and the indentures governing the outstanding notes of Verso Holdings to incur additional indebtedness that may severely restrict or prohibit the making of distributions, the payment of dividends, or the making of loans by such subsidiaries to Verso.  Although the terms of the ABL Facility, the Cash Flow Facility and the indentures governing the outstanding notes of Verso Holdings do not restrict Verso’s operating subsidiaries from obtaining funds from their respective subsidiaries to fund their operations and payments on indebtedness, there can be no assurance that the agreements governing the current and future indebtedness of its subsidiaries will permit its subsidiaries to provide Verso with sufficient dividends, distributions or loans to fund its obligations or pay dividends to its stockholders. In addition, the NewPage ABL Facility and the NewPage Term Loan Facility place certain restrictions on the ability of NewPage’s subsidiaries to make funds available to Verso and its subsidiaries other than Verso’s subsidiaries that are also subsidiaries of NewPage Corp.

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

NewPage Corp
Revolving Credit Facility. On February 11, 2014, NewPage Corporation, or “NewPage Corp,” entered into a $350 million senior secured asset-backed revolving credit facility, or the “NewPage ABL Facility.” As of September 30, 2015, the NewPage ABL Facility had $238 million outstanding balance, $52 million letters of credit issued, and $54 million available for future borrowing. Amounts drawn under the NewPage ABL Facility bear annual interest at either the LIBOR rate plus a margin of 1.75% to 2.25% per year or at a base rate plus a margin of 0.75% to 1.25% per year. The interest rate margins on the NewPage ABL Facility are subject to adjustments based on the daily average availability of the NewPage ABL Facility. As of September 30, 2015, the weighted-average interest rate on outstanding advances was 2.75%. NewPage Corp is required to pay a commitment fee to the lenders in respect of the unutilized commitments under the revolving credit facilities and other customary fees. The security interest with respect to the NewPage ABL Facility consists of a first-priority lien with respect to most inventory, accounts receivable, bank accounts, and certain other assets of NewPage Corp, or “NewPage ABL Priority Collateral,” and a second-priority lien with respect to all other NewPage Corp assets, or “NewPage Term Loan Priority Collateral.” The NewPage ABL Facility will mature on February 11, 2019.

The issuers and guarantors of Verso Holdings’ debt securities and the borrower and guarantors of Verso Holdings’ credit facilities do not guarantee the obligations under the NewPage ABL Facility, and the borrower and the guarantors under the NewPage ABL Facility do not guarantee the obligations under Verso Holdings’ debt securities and credit facilities.

Floating Rate Senior Secured Term Loan. On February 11, 2014, NewPage Corp entered into a $750 million term loan facility, or “NewPage Term Loan Facility.” Amounts drawn under the NewPage Term Loan Facility bear annual interest at either the LIBOR rate plus a margin of 8.25% per year or at a base rate plus a margin of 7.25% per year. The interest in effect for the NewPage Term Loan Facility at September 30, 2015 was 9.50% per year. The security interest with respect to the NewPage Term Loan Facility consists of a first-priority lien with respect to the NewPage Term Loan Priority Collateral and a second-priority lien with respect to the NewPage ABL Priority Collateral. The NewPage Term Loan Facility has scheduled principal payments due quarterly that began on September 30, 2015. However, NewPage Corp has the right to prepay loans under the NewPage Term Loan Facility at any time without premium or penalty, other than customary “breakage” costs with respect to LIBOR rate loans, subject, however, to a prepayment premium for optional prepayments of the NewPage Term Loan Facility with a new or replacement term loan facility with an “effective” interest rate less than that applicable to the NewPage Term Loan Facility equal to (1) 2.00% if prepaid on or after the first anniversary of the closing date and prior to the second anniversary of the closing date and (2) 1.00% if prepaid on or after the second anniversary of the closing date and prior to the third anniversary of the closing date. The NewPage Term Loan Facility is subject to mandatory prepayments in amounts equal to (1) 100% of the net cash proceeds of indebtedness by NewPage Corp or any of its subsidiary guarantors other than indebtedness permitted under the NewPage Term Loan Facility, (2) 100% of the net cash proceeds of any non-ordinary course sale or other disposition of assets by NewPage Corp or any of its subsidiary guarantors (including as a result of casualty or condemnation) (with customary exceptions, thresholds, and reinvestment rights of up to 12 months or 18 months if contractually committed to within 12 months), and (3) 75% of “excess cash flow” for each fiscal year beginning with the fiscal year ending December 31, 2015, subject to possible step-downs based on total net first lien leverage ratio thresholds. As such, immediately prior to the NewPage acquisition on January 7, 2015, $16 million in proceeds from the sale of Biron and Rumford mills were used to pay the September 2015 scheduled principal payment and a portion of the December 2015 scheduled principal payment on the NewPage Term Loan Facility, leaving $3 million due in December 2015. Quarterly installments due are $9 million for each quarter ending in 2016, $14 million for each quarter ending in 2017 and $19 million for each quarter ending in 2018 through 2020 with the remaining balance due on February 11, 2021. The NewPage Term Loan Facility will mature on February 11, 2021.

The issuers and guarantors of Verso Holdings’ debt securities and the borrower and guarantors of Verso Holdings’ credit facilities do not guarantee the obligations under the NewPage Term Loan Facility, and the borrower and the guarantors under the NewPage Term Loan Facility do not guarantee the obligations under Verso Holdings’ debt securities and credit facilities.

Covenant Compliance

The credit agreements for Verso Holdings’ revolving credit facilities and the indentures governing Verso Holdings’ notes contain affirmative covenants as well as restrictive covenants that limit our ability to, among other things, incur additional indebtedness; pay dividends or make other distributions; repurchase or redeem our stock; make investments; sell assets, including capital stock of restricted subsidiaries; enter into agreements restricting our subsidiaries’ ability to pay dividends; consolidate, merge, sell or otherwise dispose of all or substantially all of our assets; enter into transactions with our affiliates; and incur liens.  These covenants can result in limiting our long-term growth prospects by hindering our ability to incur future indebtedness or grow through acquisitions.  The material covenants in the indentures that are impacted by the calculation of Adjusted EBITDA are those that govern the amount of indebtedness that Verso Holdings and its subsidiaries may incur, whether Verso Holdings may make certain dividends, distributions or payments on subordinated indebtedness, and whether Verso Holdings may merge with another company.  Although there are limited baskets for incurring indebtedness contained in the indentures, the primary means for incurring additional indebtedness under the Indentures is to have a pro forma Fixed Charge Coverage Ratio of at least 2.00 to 1.00 after the incurrence of such additional indebtedness.  This same test also applies to most dividends and other payments made in respect of Verso Holdings’ equity and subordinated indebtedness and also to whether Verso Holdings may merge with another company.  In the case of a merger, Verso Holdings may merge so long as either its Fixed Charge Coverage Ratio is at least 2.00 to 1.00 or that same ratio improves after giving pro forma effect to the merger.  As of September 30, 2015, our Fixed Charge Coverage Ratio was less than 2.00 to 1.00 as calculated under out debt agreements. Accordingly, unless we are able to meet the Fixed Charge Coverage Ratio test on a pro forma basis, our long-term growth prospects may be limited, as it would severely hinder Verso Holdings’ ability to incur additional indebtedness for the purpose of completing acquisitions or capital improvement programs, among other things.  In addition, if the ratio test cannot be met, distributions by Verso Holdings to Verso would also be severely restricted.

The NewPage Term Loan Facility requires NewPage Corp to maintain a maximum Total Net Leverage Ratio on the last day of any fiscal quarter when loans are outstanding under the NewPage Term Loan Facility. The initial maximum Total Net Leverage Ratio threshold was 4.10 to 1.00 through the fiscal quarter ending September 30, 2014, stepping down every year thereafter to a maximum Total Net Leverage Ratio threshold of 3.50 to 1.00 for the fiscal quarter ending December 31, 2019 and thereafter.

As of September 30, 2015, both Verso Holdings and NewPage were in compliance with the covenants in our respective debt agreements. However, as noted above, as of September 30, 2015, a decrease of $2 million of Adjusted EBITDA would have resulted in non-compliance with the Total Net Leverage Ratio covenant, and it is reasonably possible that NewPage Corp will not comply with the quarterly Total Net Leverage Ratio covenant at the end of upcoming quarters. In the event that NewPage Corp is unable to meet its Total Net Leverage Ratio covenant in a future quarter, Verso Holdings has the ability to make capital contributions for the amount of the shortfall without triggering an event of default. However, Verso Holdings may not have sufficient liquidity to fund any such capital contribution. A breach of the Total Net Leverage Ratio covenant, if a sufficient capital contribution could not be made to cure the breach, would represent an event of default under the NewPage Term Loan Facility and would trigger cross-default provisions of our other credit facilities. In addition, our lenders would have the right to make any loans then outstanding immediately due and payable, which would trigger cross-default provisions under our indentures, and would no longer be obligated to extend further credit to us.

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

Accounting standards whose application may have a significant effect on the reported results of operations and financial position, and that can require judgments by management that affect their application, include the following: Financial Accounting Standards Board, Accounting Standards Codification, or “ASC,” Topic 450, Contingencies, ASC Topic 360, Property, Plant, and Equipment, ASC Topic 350, Intangibles – Goodwill and Other, ASC Topic 715, Compensation – Retirement Benefits, and ASC Topic 805, Business Combinations.

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

Pension and other post-retirement benefit obligations. We offer various pension and other post-employment and retirement benefits to certain employees.  The calculation of the obligations and related expenses under these plans requires the use of actuarial valuation methods and assumptions, including the expected long-term rate of return on plan assets, discount rates, increases in future medical cost, and mortality rates.  Actuarial valuations and assumptions used in the determination of future values of plan assets and liabilities are subject to management judgment and may differ significantly if different assumptions are used. In accordance with GAAP, actual results that differ from assumptions are accumulated and amortized over future periods and, therefore, affect expense in future periods. Unrecognized prior service cost and actuarial gains and losses in the defined benefit pension and other postretirement benefit plans subject to amortization are amortized over the average remaining service of the participants.

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
Recent Accounting Developments

ASC Topic 205, Presentation of Financial Statements and ASC Topic 360, Property, Plant, and Equipment. In April 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which changes the criteria for determining which disposals can be presented as discontinued operations and modifies the related disclosure requirements. This guidance should be applied prospectively to new disposals and new classifications of disposal groups as held for sale after the effective date, which is fiscal years beginning on or after December 15, 2014, and interim periods within those annual periods. The adoption of this amendment in the first quarter of 2015 did not have a material impact on the presentation of our Unaudited Condensed Consolidated Financial Statements.

ASC Topic 606, Revenue from Contracts with Customers. In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. This guidance will replace all current GAAP guidance on this topic and eliminate all industry-specific guidance. The new revenue recognition standard provides a unified model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. This guidance was effective for periods beginning after December 15, 2016 and can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption; however, in August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date, which defers the effective date by one year making the guidance effective for annual reporting periods beginning after December 15, 2017. We are evaluating the impact of adopting this new accounting standard on our Unaudited Condensed Consolidated Financial Statements.

 ASC Topic 205, Presentation of Financial Statements-Going Concern. In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. This ASU provides guidance on determining when and how to disclose going concern uncertainties in the financial statements. This guidance is effective for annual periods ending after December 15, 2016, and interim periods thereafter. We are evaluating the disclosure impact of adopting this new accounting standard on our Unaudited Condensed Consolidated Financial Statements.

ASC Topic 810, Consolidation. In February 2015, the FASB issued ASU 2015-02, Consolidation, which amends the requirements for consolidation and significantly changes the consolidation analysis required. This ASU is effective for annual reporting periods beginning after December 15, 2015, and interim periods within those years. We are evaluating the provisions of this guidance.

ASC Topic 835, Interest. In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs. This ASU changes the presentation of debt issuance costs in financial statements. Under the ASU, an entity presents such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs will continue to be reported as interest expense. This guidance is effective for periods beginning after December 15, 2015 with early adoption permitted. As of September 30, 2015, $19 million of net debt issuance costs were included in Intangibles and other assets, net in our Unaudited Condensed Consolidated Balance Sheet. Under the new guidance, the net debt issuance costs would reduce both our total other noncurrent assets and long-term debt. In August 2015, the FASB issued ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements. This ASU clarifies the treatment of debt issuance costs from line-of-credit arrangements after the adoption of ASU 2015-03. It states that the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. We do not expect the adoption of ASU 2015-15 to have a material impact on our Unaudited Condensed Consolidated Financial Statements.

ASC Topic 330, Inventory. In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory. This ASU provides that entities should measure inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business less reasonably predictable costs of completion, disposal and transportation. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method. This ASU is effective for annual reporting periods beginning after December 15, 2016, and interim periods within those years. Early adoption is permitted. We are evaluating the provisions of this guidance.

ASC Topic 815, Derivatives and Hedging. In August 2015, the FASB issued ASU 2015-13, Application of the Normal Purchases and Normal Sales Scope Exception to Certain Electricity Contracts within Nodal Energy Markets. This ASU allows the application of the normal purchases and normal sales scope exception to energy purchases or sales in nodal energy markets. According to ASU 2015-13, the use of locational marginal pricing by an independent system operator to determine a transmission charge or credit in a nodal energy market would not constitute a net settlement of a forward contract for the purchase or sale of electricity, even when legal title to the electricity is conveyed to the independent system operator during transmission. The guidance is effective upon issuance and must be applied prospectively. The adoption of ASU 2015-13 did not have a material impact on our Unaudited Condensed Consolidated Financial Statements.

ASC Topic 805, Business Combinations. In September 2015, the FASB issued ASU 2015-16, Simplifying the Accounting for Measurement-Period Adjustments. This guidance eliminates the requirement for an acquirer in a business combination to account for measurement-period adjustments retrospectively. The acquirer must record, in the same period's financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. This guidance is effective for fiscal years beginning after December 15, 2015, and early adoption is permitted. We do not expect the adoption of this new standard will have a material impact on our Unaudited Condensed Consolidated Financial Statements.

Other new accounting pronouncements issued but not effective until after September 30, 2015, are not expected to have a significant effect on our Unaudited Condensed Consolidated Financial Statements.

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

We reach our end-users through several distribution channels, including commercial printers, paper merchants, brokers, converters, and direct sales to end-users.  We sell and market our products to approximately 300 customers.  During the first nine months of the year, Veritiv Corporation accounted for approximately 20% of our net sales.

Interest Rates

We have issued fixed- and floating-rate debt in order to manage our variability to cash flows from interest rates.  Borrowings under the revolving credit facilities and term loan accrue interest at variable rates.  The NewPage Term Loan Facility has a LIBOR floor of 1.25%. Assuming the NewPage Term Loan Facility interest rate is at or above the LIBOR floor, a 100 basis point increase in quoted interest rates on our outstanding floating-rate debt as of September 30, 2015, would increase annual interest expense by $11 million.  While we may enter into agreements limiting our exposure to higher interest rates, any such agreements may not offer complete protection from this risk.

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

We do not hedge the entire exposure of our operations from commodity price volatility for a variety of reasons.  To the extent that we do not hedge against commodity price volatility, our results of operations may be affected either favorably or unfavorably by a shift in the future price curve.  As of September 30, 2015, we had liabilities for net unrealized losses of $3 million on open commodity contracts with maturities of one to twelve months.  These derivative instruments involve the exchange of net cash settlements, based on changes in the price of the underlying commodity index compared to the fixed price offering, at specified intervals without the exchange of any underlying principal.  A 10% decrease in commodity prices would have a negative impact of approximately $1 million on the fair value of such instruments.  This quantification of exposure to market risk does not take into account the offsetting impact of changes in prices on anticipated future energy purchases.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in reports that we file and submit under the Securities Exchange Act of 1934, as amended is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of Verso’s disclosure controls and procedures as of September 30, 2015.  Based upon this evaluation, and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that Verso’s disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2015.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of Verso Holdings’ disclosure controls and procedures as of September 30, 2015.  Based upon this evaluation, and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that Verso Holdings’ disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2015.

Changes in Internal Control over Financial Reporting

There were no changes in Verso’s internal control over financial reporting during the fiscal quarter ended September 30, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except as described in the following paragraph.

On January 7, 2015, we completed the acquisition of NewPage. We are currently integrating the operations, processes, people, technology, and policies of the combined company. Management will continue to evaluate our internal control over financial reporting as we execute our integration activities.

There were no changes in Verso Holdings’ internal control over financial reporting during the fiscal quarter ended September 30, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except as described in the following paragraph.

On January 7, 2015, we completed the acquisition of NewPage. We are currently integrating the operations, processes, people, technology, and policies of the combined company. Management will continue to evaluate our internal control over financial reporting as we execute our integration activities.

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

We are involved from time to time in legal proceedings incidental to the conduct of our business.  We do not believe that any liability that may result from these proceedings will have a material adverse effect on our condensed consolidated financial statements.

ITEM 1A.   RISK FACTORS

In addition to the information contained in this report, you should carefully consider the risk factors disclosed in our Form 10-K, which could materially affect our business, financial condition or future results. Except as set forth below or as described elsewhere in this report, there have been no material changes from the risk factors previously disclosed in our Form 10-K.
Based on our liquidity position as of September 30, 2015, and our projections of operating results and cash flows for the remainder of 2015 and 2016, we believe that there is substantial doubt about our ability to continue as a going concern for the next twelve months.
Based on our liquidity position as of September 30, 2015, and our projections of operating results and cash flows for the remainder of 2015 and 2016, we anticipate that we will not have sufficient resources to fund our most significant future cash obligations and, therefore, we believe that there is substantial doubt about our ability to continue as a going concern for the next twelve months. As a result of our cash flow and liquidity concerns, we have begun evaluating potential alternatives for the restructuring of our balance sheet. Our potential restructuring could occur in a consensual, out-of-court manner or through a court-supervised Chapter 11 bankruptcy proceeding. However, there can be no assurance that we will be able to restructure on terms acceptable to us or at all. Moreover, actions may be taken by counterparties to certain of our contractual relationships in an attempt to reduce their financial exposure to us, which actions would increase the risk of our not being able to continue as a going concern.
We may not be able to maintain compliance with the Total Net Leverage Ratio covenant in the NewPage Term Loan Facility which, if not cured, could allow our creditors to accelerate our obligations under that debt agreement and could trigger cross-default provisions of our other credit facilities.
Based on our recent operating performance, our ability to comply with the Total Net Leverage Ratio covenant in the NewPage Term Loan Facility over the next twelve months is vulnerable to declines in our operating performance compared to our projections. As of September 30, 2015, a decrease of $2 million of Adjusted EBITDA would have resulted in noncompliance with the Total Net Leverage Ratio covenant, and it is reasonably possible that NewPage Corp will not comply with the Total Net Leverage Ratio covenant at the end of upcoming quarters. In the event that NewPage Corp is unable to comply with the Total Net Leverage Ratio covenant in a future quarter, Verso Holdings has the option to make capital contributions for the amount of the shortfall without triggering an event of default. However, Verso Holdings may not have sufficient liquidity to fund any such capital contribution. A breach of the Total Net Leverage Ratio covenant, if a sufficient capital contribution could not be made to cure the breach, would represent an event of default under the NewPage Term Loan Facility and would trigger cross-default provisions of our other credit facilities. In addition, our lenders would have the right to make any loans then outstanding immediately due and payable, which would trigger cross-default provisions under our indentures, and would no longer be obligated to extend further credit to us.
Our operations require substantial ongoing capital expenditures, and we may not have adequate capital resources to fund all of our required capital expenditures.
Our business is capital intensive, and we incur capital expenditures on an ongoing basis to maintain our equipment, comply with environmental and other laws, and enhance the efficiency of our operations. Our total capital expenditures were $42 million in 2014. As noted above, based on our liquidity position as of September 30, 2015, and our projections of operating results and cash flows for the remainder of 2015 and 2016, we believe that there is substantial doubt about our ability to continue as a going concern for the next twelve months. We may need to seek additional sources of liquidity, which may include the potential sale of certain of our mills and related facilities, in order to fund our capital expenditures. However, if we require additional funds for our capital expenditures, we may not be able to obtain them on favorable terms or at all. If we cannot maintain or upgrade our facilities and equipment as we require or as necessary to ensure legal compliance, it could have a material adverse effect on our business, financial condition and results of operations.

We will require a significant amount of cash to service our indebtedness and make planned capital expenditures. Our ability to generate cash or refinance our indebtedness depends on many factors beyond our control, including general economic conditions.
Our ability to make payments on and to refinance our indebtedness and to fund planned capital expenditures and research and development efforts will depend on our ability to generate cash flows in the future and our ability to borrow under Verso Holdings’ ABL Facility and Cash Flow Facility and the NewPage ABL Facility, to the extent of available borrowings. This borrowing ability, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. If adverse regional and national economic conditions persist, worsen or fail to improve significantly, we could experience decreased revenues from our operations attributable to decreases in wholesale and consumer spending levels and could fail to generate sufficient cash to fund our liquidity needs or fail to satisfy the restrictive covenants and borrowing limitations that we are subject to under our indebtedness.
As noted above, based on our current liquidity position as of September 30, 2015, and our projections of operating results and cash flows for the remainder of 2015 and 2016, we believe that there is substantial doubt about our ability to continue as a going concern for the next twelve months. We cannot assure you that our business will generate sufficient cash flows from operations or that future borrowings will be available to us under Verso Holdings’ ABL Facility and Cash Flow Facility and the NewPage ABL Facility or otherwise in an amount sufficient to enable us to pay our indebtedness or to fund our other cash obligations.
ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.   MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.   OTHER INFORMATION

Not applicable.

ITEM 6.   EXHIBITS

The following exhibits are included with this report:

Exhibit Number	Description

10.1
Employment offer letter agreement dated September 8, 2015, between Verso Corporation and Allen J. Campbell (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities Exchange Commission on September 8, 2015).

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

Date: November 16, 2015
VERSO CORPORATION

	By:	/s/ David J. Paterson
David J. Paterson President and Chief Executive Officer

By:	/s/ Allen J. Campbell
Allen J. Campbell Senior Vice President and Chief Financial Officer

By:	/s/ Robert M. Wilhelm
Robert M. Wilhelm Vice President and Chief Accounting Officer

Date: November 16, 2015
VERSO PAPER HOLDINGS LLC

	By:	/s/ David J. Paterson
David J. Paterson President and Chief Executive Officer

By:	/s/ Allen J. Campbell
Allen J. Campbell Senior Vice President and Chief Financial Officer

By:	/s/ Robert M. Wilhelm
Robert M. Wilhelm Vice President and Chief Accounting Officer

EXHIBIT INDEX

The following exhibits are included with this report:

Exhibit Number	Description

10.1
Employment offer letter agreement dated September 8, 2015, between Verso Corporation and Allen J. Campbell (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities Exchange Commission on September 8, 2015).

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