Form 10-K
period 2015-12-31
Verso Corp; Verso Paper Holdings LLC
filed 2016-04-14
CIK 1421182, 1395864

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015

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

(901) 369-4100
(Registrants’ telephone number, including area code)

Securities registered pursuant to section 12(b) of the Act:

Verso Corporation	None

Verso Paper Holdings LLC	None

Securities registered pursuant to Section 12(g) of the Act:

Verso Corporation	None
Verso Paper Holdings LLC	None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Verso Corporation	☐ Yes ☑ No
Verso Paper Holdings LLC	☐ Yes ☑ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Verso Corporation	☐ Yes ☑ No
Verso Paper Holdings LLC	☑ Yes ☐ No

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

The aggregate market value of the voting and non-voting common equity of Verso Corporation held by non-affiliates, computed by reference to the price at which the common equity was last sold on the last business day of the most recently completed second fiscal quarter (June 30, 2015), was approximately $29,689,658. For purposes of this calculation, only those shares held by directors, executive officers and holders of 10% or more of the voting securities of Verso Corporation have been excluded as held by affiliates. Such exclusion should not be deemed a determination or an admission by the Registrant or any such person that such individuals or entities are or were, in fact, affiliates of Verso Corporation.

As of March 15, 2016, Verso Corporation had 81,857,483 outstanding shares of common stock, par value $0.01 per share, and Verso Paper Holdings LLC had one outstanding limited liability company interest.

This Form 10-K is a combined annual report being filed separately by two registrants: Verso Corporation and Verso Paper Holdings LLC.

DOCUMENTS INCORPORATED BY REFERENCE:

The information required by Part III is incorporated by reference from an amendment to this Annual Report on Form 10-K to be filed within 120 days after December 31, 2015.

Forward-Looking Statements

In this annual report, all statements that are not purely historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or “Securities Act,” and Section 21E of the Securities Exchange Act of 1934, as amended, or “Exchange Act.”  Forward-looking statements may be identified by the words “believe,” “expect,” “anticipate,” “project,” “plan,” “estimate,” “intend,” and other similar expressions.  They include, for example, statements relating to our business and operating outlook; assessment of market conditions; and the growth potential of the industry in which we operate. Forward-looking statements are based on currently available business, economic, financial, and other information and reflect management’s current beliefs, expectations, and views with respect to future developments and their potential effects on us.  Actual results could vary materially depending on risks and uncertainties that may affect us and our business.  The following factors, among others, could cause actual results to differ from those set forth in the forward-looking statements: the impact of our bankruptcy filings and the related Chapter 11 bankruptcy process on our business, financial condition or results of operations; intense competition in the paper manufacturing industry; changes in the costs of raw materials and purchased energy; developments in alternative media, which are expected to adversely affect the demand for some of our key products, and the effectiveness of our responses to these developments; rising postal costs; any additional closure and other restructuring costs; negative publicity, even if unjustified; any failure to comply with environmental or other laws or regulations, even if inadvertent; legal proceedings or disputes; any labor disputes; and the potential risks and uncertainties described in Part I, Item 1A, “Risk Factors.” We assume no obligation to update any forward-looking statement made in this annual report to reflect subsequent events or circumstances or actual outcomes.

Market and Industry Information

Market data and other statistical information used throughout this annual report are based on independent industry publications, government publications, reports by market research firms, or other published independent sources. Some data are also based on our good-faith estimates which are derived from our review of internal surveys, as well as the independent sources listed above.  Although we believe these sources are reliable, we have not independently verified the information.  Industry prices for coated paper provided in this annual report are, unless otherwise expressly noted, derived from RISI, Inc. data.  “North American” data included in this annual report that has been derived from RISI, Inc. only includes data from the United States and Canada.  Any reference to (a) grade No. 3, grade No. 4 and grade No. 5 coated paper relates to 60 lb. basis weight, 50 lb. basis weight and 34 lb. basis weight, respectively, (b) lightweight coated groundwood paper refers to groundwood paper grades that are a 36 lb. basis weight or less, and (c) ultra-lightweight coated groundwood paper refers to groundwood paper grades that are a 30 lb. basis weight or less.  The RISI, Inc. data included in this annual report has been derived from the following RISI, Inc. publications: RISI World Graphic Paper Forecast, February 2016 and RISI Paper Trader: A Monthly Monitor of the North American Graphic Paper Market, December 2015.

PART I

Item 1.  Business

Verso Corporation is the ultimate parent entity and the sole member of Verso Paper Finance Holdings One LLC, which is the sole member of Verso Paper Finance Holdings LLC, which is the sole member of Verso Paper Holdings LLC.  As used in this report, the term “Verso” refers to Verso Corporation; the term “Verso Finance” refers to Verso Paper Finance Holdings LLC; the term “Verso Holdings” refers to Verso Paper Holdings LLC; the term “NewPage” refers to NewPage Holdings Inc., which is an indirect, wholly owned subsidiary of Verso; the term “NewPage Corp” refers to NewPage Corporation, which is an indirect, wholly owned subsidiary of NewPage; and the term for any such entity includes its direct and indirect subsidiaries when referring to the entity’s consolidated financial condition or results.  Unless otherwise noted, references to “we,” “us,” and “our” refer collectively to Verso and Verso Holdings.  Other than Verso’s common stock transactions, Verso Finance’s debt obligation and related financing costs and interest expense, Verso Holdings’ loan to Verso Finance, and the debt obligation of Verso Holdings’ consolidated variable interest entity to Verso Finance, the assets, liabilities, income, expenses and cash flows presented for all periods represent those of Verso Holdings in all material respects.  Unless otherwise noted, the information provided pertains to both Verso and Verso Holdings.

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

On January 26, 2016, Verso announced that Verso and substantially all of its direct and indirect subsidiaries, including Verso Holdings, or collectively referred to herein as the “Debtors,” filed voluntary petitions for relief under Chapter 11 of Title 11 of the United States Code in the United States Bankruptcy Court for the District of Delaware. Our board of directors authorized the filing of the Chapter 11 cases to facilitate a debt restructuring necessary to strengthen the company’s balance sheet and to position Verso for long-term success. On March 26, 2016, the Debtors filed a proposed joint plan of reorganization with the Bankruptcy Court, or the “Plan.” In addition to approval by the Bankruptcy Court, the Plan is subject to certain conditions that must be satisfied prior to its implementation. Although we believe that the Plan will satisfy all requirements for confirmation under the Bankruptcy Code, there can be no assurance that the Plan will be approved by the Bankruptcy Court or that the conditions precedent to its implementation will be satisfied or when, if ever, such confirmation and satisfaction will occur (see “Chapter 11 Bankruptcy Proceedings and Plan of Reorganization” below and Note 23).

Our principal executive offices are located at 6775 Lenox Center Court, Suite 400, Memphis, Tennessee 38115-4436.  Our telephone number is (901) 369-4100.  Our website address is www.versoco.com.  Information on or accessible through our website is not considered part of this annual report.

Overview

We are the leading North American producer of coated papers, which are used primarily in magazines, catalogs, high-end advertising brochures and annual reports, among other media and marketing publications.  We produce a wide range of products, ranging from coated freesheet and coated groundwood, to inkjet and digital paper, supercalendered papers, and uncoated freesheet.  We also produce and sell market kraft pulp, which is used to manufacture printing and writing paper grades and tissue products.

We own fourteen paper machines at eight mills strategically located in Kentucky, Maine, Maryland, Michigan, Minnesota, and Wisconsin, as of December 31, 2015.  The mills have an aggregate annual production capacity of approximately 3,440,000 tons of paper, including coated papers and specialty papers, and 290,000 tons of kraft pulp.

We sell and market our products to approximately 300 customers which comprise approximately 1,700 end-user accounts.  We have long-standing relationships with many leading magazine and catalog publishers, commercial printers, specialty retail merchandisers, and paper merchants.  Our relationships with our ten largest coated paper customers average more than 20 years.  We reach our end-users through several distribution channels, including direct sales, commercial printers, paper merchants, and brokers.

Chapter 11 Bankruptcy Proceedings and Plan of Reorganization
Filing of Voluntary Petitions in Chapter 11
On January 26, 2016, or the “Petition Date,” the Debtors filed voluntary petitions for relief under Chapter 11 of Title 11 of the United States Code, or the “Bankruptcy Code,” in the United States Bankruptcy Court for the District of Delaware, the “Bankruptcy Court,” and the filings therein, the “Chapter 11 Filings.” The chapter 11 cases, or the “Chapter 11 Cases,” have been consolidated for procedural purposes only and are being administered jointly under the caption “In re: Verso Corporation, et al.,” Case No. 16-10163. During the pendency of the Chapter 11 Cases, we will continue to manage our properties and operate our businesses as a “debtor in possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.
We expect to continue to operate in the normal course of business during the reorganization process. Unless otherwise authorized by the Bankruptcy Court, the Bankruptcy Code prohibits us from making payments to creditors on account of pre-petition claims. Vendors are, however, being paid for goods furnished and services provided after the Petition Date in the ordinary course of business. However, operating in bankruptcy imposes significant risks on our businesses and we cannot predict whether or when we will successfully emerge from bankruptcy.
DIP Financing
In connection with the Chapter 11 Filings, Verso Finance, Verso Holdings and certain of its subsidiaries entered into an asset-based credit facility in an aggregate principal amount of up to $100 million, or the “Verso DIP Facility,” and NewPage Corp and certain of its subsidiaries entered into an asset-based credit facility in an aggregate principal amount of up to $325 million, or the “NewPage DIP ABL Facility,” and a term loan credit facility in an aggregate principal amount of $350 million, or the “NewPage Term Loan DIP Facility,” together with the NewPage DIP ABL Facility, the “NewPage DIP Facilities,” and, the NewPage DIP Facilities together with the Verso DIP Facility, the “DIP Facilities.” The NewPage Term Loan DIP Facility consists of $175 million of new money term loans and $175 million of “rolled up” loans refinancing loans outstanding under the existing term loan facility of NewPage Corp. outstanding on the Petition Date (i.e., such loans were deemed to become loans under the NewPage Term Loan DIP Facility). On January 28, 2016, up to $550 million in loans under the DIP Facilities became available for borrowing following the entry of an order by the Bankruptcy Court approving the DIP Facilities on an interim basis on January 27, 2016. The Bankruptcy Court entered orders approving the DIP Facilities on a final basis on March 2, 2016. On March 7, 2016, NewPage Corp. borrowed the remaining approximately $55.4 million of new money loans available under the NewPage Term Loan DIP Facility, which it intends to use for general corporate purposes. Further information on the terms of the DIP Facilities is included below under “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Liquidity and Capital Resources–DIP Facilities.”
Proposed Plan of Reorganization
On March 26, 2016, we filed a proposed joint plan of reorganization with the Bankruptcy Court together with a disclosure statement in respect of the Plan, or the “Disclosure Statement.” A plan of reorganization sets forth, among other things, the treatment of claims against and equity interests in the debtor. The consummation of a plan of reorganization is the principal objective of a Chapter 11 reorganization case.
The terms of the Plan, which are subject in all respects to the specific terms and definitions set forth in the Plan, include, but are not limited to, the elimination of much of our outstanding indebtedness and the issuance of 100% of Verso’s equity (subject to dilution by warrants issued to certain creditors described below, or the “Plan Warrants” and equity issued to our employees under a potential management incentive plan) to our existing creditors in exchange for elimination of such indebtedness. Specifically, holders of first-lien secured debt issued by Verso Holdings, including lenders under Verso Holdings’ revolving credit facilities and the holders of Verso Holdings’ 11.75% senior secured notes due 2019 (issued in 2012 and 2015), will receive 50% of Verso’s equity (plus the Plan Warrants), and lenders under the NewPage Corp. senior secured term loan and the $175.0 million of “rolled up” term loans under the NewPage Term Loan DIP Facility, collectively, will receive 47% of Verso’s equity. Holders of Verso Holdings’ other funded debt will receive the remaining 3% of Verso’s equity. The Plan also provides for the payment in full in cash of claims under the Verso DIP Facility, claims under the NewPage DIP ABL Facility, claims relating to the $175.0 million of new money term loans under the NewPage Term Loan DIP Facility, and claims entitled to administrative expense or priority status under the Bankruptcy Code (in each case, except to the extent that holders of such claims agree to less favorable treatment). Holders of general unsecured claims will receive their pro rata of $3 million in cash

(except with respect to general unsecured claims against entities that have only de minimis assets, which will receive no distributions under the Plan). In addition, the shared services agreement between Verso, NewPage and NewPage Corp. will be terminated under the terms of the Plan.
The Plan also provides that we will enter into an asset-based loan facility, or the “Exit ABL Facility,” and a term loan facility, or the “Exit Term Loan Facility,” upon our emergence from the Chapter 11 process. We refer to the two facilities collectively as the “Exit Credit Agreements.” The Exit Credit Agreements will provide exit financing in an amount sufficient to repay in full all amounts outstanding under the Verso DIP Facility, NewPage DIP ABL Facility, and the $175 million of new money term loans under the NewPage Term Loan DIP Facility. We have not negotiated the Exit Credit Agreements yet and have not yet received any binding commitments with respect to the financing contemplated thereby. Therefore, we can provide no assurances that we will be able to enter into the Exit Credit Agreements.
Restructuring Support Agreement
In connection with the Chapter 11 Cases, on January 26, 2016, we entered into a Restructuring Support Agreement, or “RSA,” with creditors holding at least a majority in principal amount of substantially all tranches of our funded debt. The RSA contemplates the implementation of a restructuring through a conversion of approximately $2.4 billion of our outstanding debt into equity (as provided in the Plan).
The RSA contains milestones for the progress of the Chapter 11 Cases which include the dates by which we are required to, among other things: (a) file certain motions and documents, including a plan reflecting the terms of the restructuring contemplated by the RSA and related disclosure statement, with the Bankruptcy Court; (b) obtain certain orders of the Bankruptcy Court; and (c) consummate our emergence from bankruptcy. Among other dates set forth in the RSA, the RSA contemplates that the Plan will be confirmed by the Bankruptcy Court by July 4, 2016 and that we will emerge from bankruptcy no later than 30 days after the Bankruptcy Court has entered the confirmation order. In accordance with the terms of the RSA, we initially filed the Plan on March 26, 2016. We believe the Plan is consistent with the terms and conditions of the RSA. There can be no assurance, however, that the Plan will be approved by all requisite holders of claims or interests or confirmed by the Bankruptcy Court or that all conditions precedent to the implementation of the Plan will be satisfied.
The parties to the RSA may terminate the agreement under certain limited circumstances. We may terminate the Restructuring Support Agreement due to:

•
its respective board of directors, in good faith after consultation with outside financial advisors and outside legal counsel determining that proceeding with the Plan would be inconsistent with its fiduciary duties;

•	the failure to achieve any of the milestones;

•	a material breach of the RSA by the creditors party thereto; or

•
certain actions by the Bankruptcy Court, including preventing the consummation of the Plan, dismissing the Chapter 11 Cases, and converting the Chapter 11 Cases into a case under chapter 7 of the Bankruptcy Code.

The creditors party to the RSA have similar termination rights that may, as a general matter, be exercised by a supermajority of each of the creditors party to the RSA holding Verso Holdings’ debt and the creditors party to the RSA holding NewPage debt.

Additionally, the creditors party to the RSA may terminate the RSA upon any acceleration, termination, maturity or refinancing of the Verso DIP Facility or either of the NewPage DIP Facilities or if certain uses of proceeds as required under the Bankruptcy Court orders regarding such facilities are not completed within specified times.
The implementation of the terms of the RSA through the Plan is subject to approval by the Bankruptcy Court and entry into the Exit Credit Agreements, among other conditions. Accordingly, no assurance can be given that the transactions described therein will be consummated.
Industry

Based on 2015 sales, the size of the global coated paper industry is estimated to be approximately $36 billion, or 41 million tons of coated paper shipments, including approximately $6 billion, or 7 million tons of coated paper shipments, in North America.  Coated paper is used primarily in media and marketing applications, including catalogs, magazines, and commercial printing applications, which include high-end advertising brochures, annual reports, and direct mail advertising.  Demand is generally driven by North American advertising and print media trends, which in turn have historically been correlated with growth in Gross Domestic Product, or “GDP.”

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

Manufacturing

We own fourteen paper machines at eight mills strategically located in Kentucky, Maine, Maryland, Michigan, Minnesota, and Wisconsin.  We believe our coated paper mills are among the most efficient and lowest cost coated paper mills based on the cash cost of delivery to Chicago, Illinois.  We attribute our manufacturing efficiency, in part, to the significant historical investments made in our mills. Our mills have a combined annual production capacity of 3,440,000 tons of paper, including coated papers and specialty papers, and 290,000 tons of kraft pulp.  Our facilities are strategically located within close proximity to major publication printing customers, which affords us the ability to more quickly and cost-effectively deliver our products.  The facilities also benefit from convenient and cost-effective access to northern softwood fiber, which is required for the production of lightweight and ultra-lightweight coated papers.

The following table sets forth the locations of our mills, the products they produce and other key operating information:

Mill/Location	Product/Paper Grades	Paper Machines	Production Capacity (in tons)
Duluth, Minnesota	Supercalendered paper	1	270,000
Escanaba, Michigan	Coated, specialty and uncoated paper	3	760,000
Jay (Androscoggin), Maine	Coated, specialty and uncoated paper	3	450,000
Luke, Maryland	Coated paper	2	500,000
Quinnesec, Michigan	Coated Freesheet	1	425,000
	Pulp		290,000
Stevens Point, Wisconsin	Specialty paper	2	190,000
Wickliffe, Kentucky (Idled)	Coated, specialty and uncoated paper	1 (Idled)	285,000
Wisconsin Rapids, Wisconsin	Coated paper	2	560,000

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

We utilize a manufacturing excellence program, called R-GAP, to take advantage of the financial opportunities that exist between the current or historical performance of our mills and the best performance possible given usual and normal constraints (i.e., configuration, geographical, and capital constraints).  Our continuous improvement process is designed to lower our cost position and enhance operating efficiency through reduced consumption of energy and material inputs, reduced spending on indirect costs, and improved productivity.  The program utilizes benchmarking data to identify improvement initiatives and establish performance targets.  Detailed action plans are used to monitor the execution of these initiatives and calculate the amount saved.  We also use multi-variable testing, lean manufacturing, center of excellence teams, source-of-loss initiatives, and best practice sharing to constantly improve our manufacturing processes and products. One of our facilities, the Quinnesec mill, has achieved re-certification as an Occupational Safety and Health Administration Star facility for the fifth time under the Michigan Voluntary Protection Program, or “MVPP.”  The MVPP Star award is the state’s highest recognition for workplace safety programs and performance.

Raw Materials and Suppliers

Our key cost inputs in the papermaking process are wood fiber, chemicals, and energy.

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

Energy.  In 2015, we produced approximately 53% of our energy needs for our paper mills from sources such as waste wood, waste water, hydroelectric facilities, liquid biomass from our pulping process, and internal energy cogeneration facilities.  Our external energy purchases vary across each of our mills and include fuel oil, natural gas, coal, and electricity.  Our overall energy expenditures are mitigated by our internal energy production capacity and ability to switch between certain energy sources. We also utilize derivative contracts as part of our risk management strategy to manage our exposure to market fluctuations in energy prices.

Sales, Marketing, and Distribution

We reach our end-users through several sales channels.  These include selling directly to end-users, through brokers, merchants, and printers.  We sell and market products to approximately 300 customers, which comprise approximately 1,700 end-user accounts.

Sales to End-Users.  In 2015, we sold approximately 33% of our paper products directly to end-users, most of which are catalog and magazine publishers.  These customers are typically large, sophisticated buyers who have the scale, resources, and expertise to procure paper directly from manufacturers.  Customers for our pulp products are mostly other paper manufacturers.

Sales to Brokers and Merchants.  Our largest indirect paper sales by volume are through brokers and merchants who resell the paper to end-users.  In 2015, our total sales to brokers and merchants represented approximately 50% of our total sales. Brokers typically act as an intermediary between paper manufacturers and smaller end-users who do not have the scale or resources to cost effectively procure paper directly from manufacturers.  The majority of the paper sold to brokers is resold to catalog publishers.  We work closely with brokers to achieve share targets in the catalog, magazine, and insert end-user segments through collaborative selling.

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

Sales to Printers.  In 2015, our total sales to printers represented approximately 17% of our total sales.  The majority of our sales were to the two largest publication printers in the United States.  Printers also effectively act as an intermediary between manufacturers and end-users in that they directly source paper for printing/converting and then resell it to their customers as a finished product.

The majority of our products are delivered directly from our manufacturing facilities to the printer, regardless of the sales channel.  In order to serve the grade No. 3 coated freesheet market, we maintain a network of distribution centers located in the West, Midwest, South, and Northeast close to our customer base to provide quick delivery.  The majority of our pulp products are delivered to our customers’ paper mills.

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

Customers

We participate in the printing papers, specialty papers, and pulp markets and have developed long-standing relationships with many premier customers in these areas. Several of these relationships span more than 20 years.  Our largest customer, Veritiv Corporation, accounted for approximately 20% of our net sales in 2015.  Our key customers in the printing papers arena include Condé Nast Publications, National Geographic Society, Restoration Hardware, Inc., Quad/Graphics, Inc., RR Donnelley & Sons Company, and Clifford Paper, Inc. Our key customers in the specialty papers market include Avery Dennison, Fort Dearborn, and American Packaging.

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

While our product offering is broad in terms of grades produced (from ultra-lightweight coated groundwood offerings to heavier-weight coated freesheet products), we are focused on producing coated groundwood and coated freesheet in roll form.  This strategy is driven by our alignment with catalog and magazine end-users which tend to purchase paper in roll form for use in long runs of web printing in order to minimize costs. As of December 31, 2015, our principal competitors include Resolute Forest Products, UPM-Kymmene Corporation, and Sappi Limited, all of which have North American operations.  UPM and Sappi are headquartered overseas and also have overseas manufacturing facilities.

Employees

As of December 31, 2015, we had approximately 5,200 employees. Approximately 68% of our hourly workforce is represented by 16 local branches of the following unions: the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Services Workers International Union; the International Brotherhood of Electrical Workers; the Teamsters, Chauffuers, Warehousemen and Helpers; the International Association of Machinists and Aerospace Workers; the Office & Professional Employees’ International Union; and the United Association of Journeyman and Apprentices of the Plumbing and Pipefitting Industry. All represented employees are covered by the Master Labor Agreement 2012–2016, dated as of December 21, 2012, covering wages and benefits; certain represented mills also have local agreements covering general work rules.  We have not experienced any work stoppages during the past several years.  We believe that we have good relations with our employees.

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

Compliance with environmental laws and regulations is a significant factor in our business.  We have made, and will continue to make, significant expenditures to comply with these requirements and our permits.  We incurred environmental capital expenditures of $3 million in 2015, zero in 2014, and $1 million in 2013, and we anticipate that environmental compliance will continue to require increased capital expenditures and operating expenses over time as environmental laws or regulations, or interpretations thereof, change or the nature of our operations require us to make significant additional capital expenditures.

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

Risks Relating to our Chapter 11 Filings
Our voluntary petitions for relief under Chapter 11 and our ability to successfully emerge as a stronger, leaner company is subject to a number of risks and uncertainties.
On January 26, 2016, Verso and substantially all of its direct and indirect subsidiaries, collectively referred to as the “Debtors,” filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. The Chapter 11 proceedings are being jointly administered under the caption In re Verso Corporation, et al., Case No. 16-10163. We will continue to operate our business as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.
On March 26, 2016, we filed the Plan with the Bankruptcy Court. In addition to approval by the Bankruptcy Court, the Plan is subject to certain conditions that must be satisfied prior to its implementation. Although we believe that the Plan will satisfy all requirements for confirmation under the Bankruptcy Code, there can be no assurance that the Plan will be approved by the Bankruptcy Court or that the conditions precedent to its implementation will be satisfied or when, if ever, such confirmation and satisfaction will occur. Failure to obtain such confirmation or to satisfy such conditions to implementation may result in lengthier bankruptcy proceedings as we attempt to negotiate and implement an alternative plan of reorganization.
The timing of our emergence from bankruptcy and the terms of our emergence may affect our relationship with our creditors, customers, suppliers and employees and have a significant impact on our businesses, financial condition and results of operations. Our ability to continue to operate in bankruptcy and to emerge from bankruptcy will depend on various factors, including:

•
our ability to comply with and operate under the terms of any cash management orders entered by the Bankruptcy Court from time to time, which subject us to restrictions on transferring cash and other assets;

•	our ability to maintain adequate cash on hand and to generate cash from operations throughout the Chapter 11 proceedings;

•	our ability to fund emergence and to fund our operations after emergence from the bankruptcy process on reasonable terms;

•	our ability to retain key employees during the pendency of our bankruptcy proceedings;

•
our ability to maintain good customer and supplier relationships in light of developments in our bankruptcy proceedings and the terms of our emergence and our ability to manage contracts that are critical to our operations; and

•	risks associated with third party motions in Chapter 11 proceedings, which may interfere with the Plan.

Our businesses, financial condition and results of operations could be negatively impacted by the loss of customers and suppliers.
Difficulties of providing services while attempting to reorganize our businesses in bankruptcy may make it more difficult to maintain and promote our services and attract customers to our services and to keep our suppliers. As a result of the Chapter 11 proceedings, we may experience collection issues with otherwise valid receivables of certain customers.  Adverse resolution of these disagreements may impact our revenues and other costs of services, both prospectively and retroactively.  It is too soon for us to predict with any certainty the ultimate impact of these disagreements. Our suppliers, vendors and services providers may require stricter terms and conditions. The loss of any of our customers or suppliers during the pendency of the Chapter 11 Cases could have an adverse effect on our businesses, financial condition and results of operations. In addition, we may experience other adverse effects, including, without limitation, a loss of confidence by current and prospective suppliers. Any failure to timely obtain suitable supplies at competitive prices could materially adversely affect our businesses, financial condition and results of operations.

As a result of the Chapter 11 proceedings, we may not be able to retain key personnel or recruit additional qualified personnel, which could materially affect our business and require the incurrence of substantial additional costs to recruit replacement personnel.
We are highly dependent on the continuing efforts of our senior management team and other key personnel. As a result of the Chapter 11 proceedings, current and prospective employees could experience uncertainty about their future roles. This uncertainty may adversely affect our ability to attract and retain key management, sales, marketing and technical personnel.
Any failure to attract and retain key personnel could have a material adverse effect on our business and require the incurrence of substantial additional costs to recruit replacement personnel.
The Chapter 11 proceedings limit the flexibility of our management team in running our business.
While we operate our businesses as debtor-in-possession under supervision by the Bankruptcy Court, we are required to obtain the approval of the Bankruptcy Court, and in some cases certain lenders, prior to engaging in activities or transactions outside the ordinary course of business. Bankruptcy Court approval of non-ordinary course activities entails preparation and filing of appropriate motions with the Bankruptcy Court, negotiation with the various creditors’ committees and other parties-in-interest and one or more hearings. The creditors’ committees and other parties-in-interest may be heard at any Bankruptcy Court hearing and may raise objections with respect to these motions. This process delays major transactions and limits our ability to respond quickly to opportunities and events in the marketplace. Furthermore, in the event the Bankruptcy Court does not approve a proposed activity or transaction, we would be prevented from engaging in activities and transactions that we believe are beneficial to us.
Failure to obtain confirmation of the Plan may result in liquidation or an alternative plan on less favorable terms to holders of claims against us.
If the Plan is not confirmed or consummated, there can be no assurance that the Chapter 11 Cases will continue rather than be converted to chapter 7 liquidation cases, or that any alternative plan of reorganization would be on terms as favorable to holders of claims against us as the terms of the Plan. Certain parties in interest may file objections to the Plan in an effort to persuade the Bankruptcy Court that the Plan has not satisfied the confirmation requirements under sections 1129(a) and (b) of the Bankruptcy Code. Even if (a) no objections are filed, (b) all impaired classes of claims accept or are deemed to have accepted the Plan or (c) with respect to any class that rejects or is deemed to reject the Plan, the requirements for “cramdown” under section 1129(b) of the Bankruptcy Code are met, the Bankruptcy Court, which can exercise substantial discretion, may determine that the Plan does not meet the requirements for confirmation under sections 1129(a) and (b) of the Bankruptcy Code. Section 1129(a) of the Bankruptcy Code requires, among other things, (a) a demonstration that the confirmation of the Plan will not be followed by liquidation or need for further financial reorganization, except as contemplated by the Plan, and (b) that the value of distributions to parties entitled to vote on the Plan who vote to reject the Plan not be less than the value of distributions such creditors would receive if our assets were liquidated under chapter 7 of the Bankruptcy Code. Although we believe that the Plan will meet the requirements for confirmation, there can be no assurance that the Bankruptcy Court will reach the same conclusion. If the Bankruptcy Court determines that the Plan violates section 1129 of the Bankruptcy Code in any manner, including, among other things, the cramdown requirements under section 1129(b) of the Bankruptcy Code, we have reserved the right to amend the Plan in such a manner so as to satisfy the requirements of section 1129 of the Bankruptcy Code.
If a liquidation or protracted reorganization were to occur, the distributions to holders of claims may be materially reduced. In a liquidation under chapter 7, holders of claims could receive substantially less because of the inability in a liquidation to realize the greater going-concern value of our assets. Administrative expenses of a liquidation or a protracted reorganization could also cause a substantial erosion of the value of our business. Substantial additional claims against us may also arise by reason of a protracted reorganization or liquidation, including from the rejection or other breach of previously assumed unexpired leases and other executory contracts, thereby further reducing distributions to holders of claims against us.
In addition, even if our cases are not converted to cases under chapter 7 of the Bankruptcy Code, if we are unable to timely confirm and consummate the Plan, we may be forced to operate in bankruptcy for an extended period of time while we try to formulate a different plan of reorganization. Such a scenario could jeopardize our relationships with key vendors and suppliers, customers and employees, which, in turn, would have an adverse effect on our operations. A material deterioration in our operations likely would diminish recoveries under any subsequent chapter 11 plan.

We may be unable to maintain compliance with the financial maintenance or other covenants in our DIP Facilities, which could result in an event of default under the credit agreements governing the DIP Facilities that, if not cured or waived, would have a material adverse effect on our business, financial condition and results of operations.
The DIP Facilities provide for specific milestones that we must achieve by specific target dates and financial maintenance and restrictive covenants.
Each of the DIP Facilities contains certain milestone requirements relating to confirmation of an acceptable plan of reorganization. There can be no assurance that we will be able to satisfy such milestones. Should we fail to satisfy the milestones in any of the DIP Facilities, such failure could have significant adverse consequences for us. Specifically, in the event that we fail to satisfy the near-term milestones in the NewPage Term Loan DIP Facility, which require, among other things, that the Plan be confirmed no later than July 4, 2016 and that the effective date of the Plan occur no later than 30 days thereafter, the lenders under that facility would have the ability to direct the NewPage Debtors (as defined in the RSA) to commence a sale process with respect to one, or substantially all, of their mills. In the event that such lenders were to exercise such sale direction rights, the informal committee of holders of Verso Holdings’ first lien debt would have the right (in consultation with the holders of other claims against Verso Holdings) to direct a sale of substantially all of the assets of the Verso Debtors (as defined in the RSA). If the lenders under the NewPage Term Loan DIP Facility and the informal committee of holders of Verso Holdings’ first lien debt were to exercise their sale direction rights, it is likely that the Plan would not be confirmed, and recoveries ultimately realized by creditors of the Verso Debtors and NewPage Debtors from such sale processes could be materially less than the recoveries provided in the Plan.
We are also required to comply with a minimum EBITDA covenant tested monthly, beginning March 31, 2016, and, for the Verso DIP Facility, a minimum availability covenant tested at the close of each business day of $5 million until July 28, 2016, $7.5 million from July 28, 2016 to January 28, 2017 and $10 million thereafter, and for the NewPage DIP ABL Facility, a minimum availability covenant at any time of $15 million until January 28, 2017, increasing to $20 million thereafter. If we breach any such covenants and such breach is not cured or waived, the lenders under such credit facilities:

•	would not be required to lend any additional amounts to us;

•
could elect to declare all borrowings outstanding under such DIP Facility, together with accrued and unpaid interest and fees, due and payable and could demand cash collateral for all letters of credit issued thereunder; and/or

•	could apply all of our available cash that is subject to the cash sweep mechanism of such DIP Facility to repay these borrowings;
any or all of which would have a material adverse effect on our business, financial condition and results of operations.
Pursuit of litigation by the parties in interest, including litigation over our Shared Services Agreement, could disrupt the confirmation of the Plan and could have material adverse effects on our businesses and financial condition.
Certain of our creditors have the right to send us a notice requesting that Verso and NewPage commence an adversary proceeding or contested matter before the Bankruptcy Court to obtain a judgment concerning the amount due, under applicable law, from the NewPage Debtors to the Verso Debtors (or vice versa) on account of the services provided under the Shared Services Agreement since the Petition Date. In addition, beginning on July 24, 2016, either Verso or NewPage may commence litigation regarding the assumption or rejection of the Shared Services Agreement, including but not limited to moving to assume or reject the Shared Services Agreement and/or moving to compel the other party to assume or reject the Shared Services Agreement by a date certain. Such litigation could be costly and impede the Debtors’ progress toward confirmation of the Plan (which, in turn, could cause the Debtors to fail to satisfy the applicable milestones under the DIP Credit Agreements or the Restructuring Support Agreement).
In addition, the allocation of equity contained in the Plan is premised on certain assumptions regarding the Verso Debtors’ and NewPage Debtors’ respective entitlements under the Shared Services Agreement. There can be no assurance that any determination by the Bankruptcy Court as to the Verso Debtors’ and NewPage Debtors’ entitlements under the Shared Services Agreement would be consistent with those assumptions, and to the extent such determination were not consistent with such assumptions, the Debtors’ ability to obtain confirmation of the Plan would be jeopardized.
There can also be no assurance that any parties in interest will not pursue any other litigation strategies to enforce claims against the Debtors. Litigation is by its nature uncertain and there can be no assurance of the ultimate resolution of such claims. Any litigation may be expensive, lengthy, and disruptive to our normal business operations and the Plan confirmation process, and a resolution of any such strategies that is unfavorable to us could have a material adverse effect on the Plan confirmation process or our respective businesses, results of operations, financial condition, liquidity or cash flow.

Termination of our exclusive right to file a chapter 11 plan and the exclusive right to solicit acceptances could result in competing plans of reorganization, which could have less favorable terms or result in significant litigation and expenses.
We currently have the exclusive right to file a chapter 11 plan through and including May 25, 2016, and the exclusive right to solicit acceptances of any such plan through July 25, 2016. Such deadlines may be extended from time to time “for cause” (as permitted by section 1121(d) of the Bankruptcy Code) with the approval of the Bankruptcy Court. However, it is also possible that (a) parties in interest could seek to shorten or terminate such exclusive plan filing and solicitation periods “for cause” (as permitted by section 1121(d) of the Bankruptcy Code)) or (b) that such periods could expire without extension.
If our exclusive plan filing and solicitation periods expire or are terminated, other parties in interest will be permitted to file alternative plans of reorganization. There can be no assurances that recoveries under any such alternative plan would be as favorable to creditors as the Plan. In addition, the proposal of competing plans of reorganization may entail significant litigation and significantly increase the expenses of administration of the Debtors’ cases, which could deplete creditor recoveries under any plan.
If conditions to the Plan are not satisfied or waived, the Plan may fail to be confirmed.
The Plan provides for certain conditions that must be satisfied (or waived) prior to its effective date, including the condition that we will have access to funding under certain credit facilities upon exit from the Chapter 11 process, and that we will have received all authorizations, consents, and regulatory approvals necessary to implement the Plan. Certain of the conditions are outside of our control.
In the event that such conditions are not satisfied (or waived) prior to the effective date of the Plan, there can be no assurance that the Chapter 11 Cases would not be converted to chapter 7 liquidation cases or that any new chapter 11 plan would be as favorable to holders of claims against the Debtors as the current Plan.
If the RSA is terminated, our ability to confirm and consummate the Plan could be materially and adversely affected.
The RSA contains a number of termination events, upon the occurrence of which certain parties to the RSA may terminate the agreement. If the RSA is terminated, each of the parties thereto will be released from their obligations in accordance with the terms of the RSA. Such termination may result in the loss of support for the Plan by the parties to the RSA, which could adversely affect our ability to confirm and consummate the Plan. If the Plan is not consummated, there can be no assurance that the Chapter 11 Cases would not be converted to chapter 7 liquidation cases or that any new Plan would be as favorable to holders of claims against the Debtors as the current Plan.
As noted above, under certain scenarios, the Chapter 11 Cases could be converted to a case under chapter 7 of the Bankruptcy Code, which could result in liquidation of our assets.
If no plan can be confirmed, or if the Bankruptcy Court otherwise finds that it would be in the best interest of our creditors, any of the Chapter 11 Cases may be converted to a case under chapter 7 of the Bankruptcy Code, pursuant to which a trustee would be appointed or elected to liquidate assets for distribution in accordance with the priorities established by the Bankruptcy Code. A liquidation under chapter 7 could result in no distributions being made to unsecured creditors and smaller distributions being made to our secured lenders than those provided for in the Plan because of (a) the likelihood that the assets would have to be sold or otherwise disposed of in a disorderly fashion over a short period of time, rather than our businesses being reorganized as a going concern; (b) additional administrative expenses involved in the appointment of a trustee; and (c) additional expenses and claims, some of which would be entitled to priority, which would be generated during the liquidation, and from the rejection of leases and other executory contracts in connection with a cessation of our operations.
Trading in our securities during the Chapter 11 proceedings is highly speculative and poses substantial risks. It is probable that our common stock will be canceled and that holders of common stock will not receive any distribution with respect to, or be able to recover any portion of, their investments.
At this time it is not possible to predict the ultimate effect of the Chapter 11 reorganization on our business, various creditors and security holders, or when it may be possible to emerge from Chapter 11. We believe that under any reorganization plan our common stock will be substantially diluted or canceled in its entirety and the holders thereof will not be entitled to receive, and will not receive or retain, any property or interest in property on account of such equity interests. In the event of a cancellation of these equity interests, amounts invested by such holders in our outstanding equity securities will not be recoverable. Consequently, our currently outstanding common stock would have no value. Trading prices for our common stock are very volatile and may bear little or no relationship to the actual recovery, if any, by the holders of such securities in the Chapter 11 proceedings. Accordingly, we urge that extreme caution be exercised with respect to existing and future investments in our equity securities and any of our other securities.
Adverse publicity in connection with the Chapter 11 Cases or otherwise could negatively affect our businesses.
Adverse publicity or news coverage relating to us, including, but not limited to, publicity or news coverage in connection with the Chapter 11 Cases, may negatively impact our efforts to establish and promote name recognition and a positive image after emergence from the Chapter 11 Cases.
Historical financial information may not be comparable.
As a result of the consummation of the Plan and the transactions contemplated thereby, our financial condition and results of operations from and after the effective date of the Plan may not be comparable to the financial condition or results of operations reflected in our historical financial statements.
Risks Relating to our Business

We may not be able to match our prior level of performance following our restructuring contemplated by the Plan.
Following the restructuring contemplated by the Plan, we may be unable to match our prior performance or meet our target performance expectations. For example, some of our customers may decide to reduce their orders or terminate their relationships with us.
We may not realize the anticipated benefits of the NewPage acquisition and the continued integration of NewPage may require additional costs and divert the attention of our management from operations.

The rationale for the NewPage acquisition was, in large part, predicated on the ability to realize cost savings through the combination of the two companies. Achieving these cost savings is dependent upon a number of factors, many of which are beyond our control. An inability to realize the full extent of, or any of, the anticipated benefits of the NewPage acquisition could have an adverse effect upon our revenues, expenses, operating results and financial condition.
Our continued integration of NewPage may be difficult, unpredictable, and subject to delay because of possible company culture conflicts and different opinions on technical decisions and product roadmaps. We must integrate or, in some cases, replace numerous systems, including those involving management information, purchasing, accounting and finance, sales, billing, employee benefits, payroll and regulatory compliance, many of which are dissimilar. Such difficulties associated with integration, among others, could have a material adverse effect on the combined company’s business.

We have also incurred significant costs in connection with the integration of NewPage and expect to continue to incur significant costs with our ongoing integration efforts, including legal, accounting, financial advisory and other costs. The continued integration of Verso’s and NewPage’s operations, products and personnel may also place a significant burden on management and other internal resources. Matters related to the continued integration may require commitments of time and resources that could otherwise have been devoted to other opportunities that might have been beneficial to us. The diversion of management’s attention and any difficulties encountered in the transition and integration process could harm our business, financial conditions and operating results.
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

Our earnings are sensitive to price changes in coated paper.  Fluctuations in paper prices (and coated paper prices in particular) historically have had a direct effect on our net income (loss) and EBITDA for several reasons:

•
Market prices for paper products are a function of supply and demand, factors over which we have limited control.  We therefore have limited ability to control the pricing of our products.  Market prices of grade No. 3, 60 lb. basis weight paper, which is an industry benchmark for coated freesheet paper pricing, have fluctuated since 2000 from a high of $1,100 per ton to a low of $705 per ton.  In addition, market prices of grade No. 5, 34 lb. basis weight paper, which is an industry benchmark for coated groundwood paper pricing, have fluctuated between a high of $1,120 per ton to a low of $795 per ton over the same period.  Prices are expected to remain low in 2016.  Because market conditions determine the price for our paper products, the price for our products could fall below our cash production costs.

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

The paper industry has been facing a long-term structural decline and our profitability has been adversely impacted by such decline.
The coated paper industry faces a long-term, structural decline. From 2012 to 2015, demand for printing and writing paper in the United States fell by roughly 10%. U.S. demand for coated freesheet has declined 4% from 2012 to 2015. Similarly, U.S. demand for coated groundwood has declined 25% from 2012 to 2015. The demand for coated paper is expected to continue to steadily decline in the future, with market volumes in 2016 projected to be 4% below 2015 levels.

Fluctuations in supply and demand for our products could materially adversely affect our business, financial condition and results of operations. The paper industry is a commodity market to a significant extent and is subject to cyclical market pressures. For example, from 2010 to 2014, prior to the acquisition of NewPage, we experienced a year-over-year average revenue decline of approximately 4.9% partly due to prolonged decline in demand for coated paper.

North American demand for coated paper products also tends to decline during a weak U.S. economy. Accordingly, general economic conditions and demand for magazines and catalogs may have a material adverse impact on the demand for our products, which may result in a material adverse effect on our business, financial condition and results of operations. Foreign overcapacity also could result in an increase in the supply of paper products available in the North American market. An increased supply of paper available in North America could put downward pressure on prices and/or cause us to lose sales to competitors, either of which could have a material adverse effect on our business, financial condition and results of operations.

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

Our largest customer, Veritiv Corporation accounted for approximately 20% of our net sales in 2015.  In 2015, our ten largest customers (including Veritiv Corporation) accounted for approximately 57% of our net sales.  The loss of, or reduction in orders from, any of these customers or other customers could have a material adverse effect on our business, financial condition, and results of operations, as could significant customer disputes regarding shipments, price, quality, or other matters.

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

We may have insufficient liquidity to successfully operate our businesses.
We expect to incur significant costs as a result of the Chapter 11 Cases, and our business is capital intensive. We incur capital expenditures on an ongoing basis to maintain our equipment and comply with environmental laws, as well as to enhance the efficiency of our operations. Our total capital expenditures were $64 million in 2015.
We are currently financing our operations during our reorganization using cash on hand, borrowings under our DIP Facilities, and cash generated by operations which constitutes cash collateral pursuant to, and in accordance with, final cash collateral orders which were agreed to by our secured lenders and approved by the Bankruptcy Court. We may also dispose of certain of our non-core assets in order to obtain additional liquidity. In the event that we are unable to meet the requirements for borrowing under our DIP Facilities or lose our authority to use cash collateral and we do not have sufficient liquidity to fund our operations such that we need to obtain additional financing, there can be no assurance as to our ability to obtain sufficient financing on acceptable terms or at all. The challenges of obtaining financing, if necessary, would be exacerbated by adverse conditions in the general economy and the volatility and tightness in the financial and credit markets. These conditions and our Chapter 11 Cases would make it more difficult for us to obtain financing. If we cannot maintain or upgrade our facilities and equipment as we require or as necessary to ensure environmental compliance, it could have a material adverse effect on our business, financial condition, and results of operations.
If we are unable to obtain energy or raw materials, including petroleum-based chemicals at favorable prices, or at all, it could have a material adverse effect on our business, financial condition and results of operations.

We purchase substantial amounts of energy, wood fiber, market pulp, chemicals and other raw materials from third parties. We may experience shortages of energy supplies or raw materials or be forced to seek alternative sources of supply. If we are forced to seek alternative sources of supply, we may not be able to do so on terms as favorable as our current terms or at all. The prices for energy and many of our raw materials, especially petroleum-based chemicals, have recently been volatile and are expected to remain volatile for the foreseeable future. Chemical suppliers that use petroleum-based products in the manufacture of their chemicals may, due to a supply shortage and cost increase, ration the amount of chemicals available to us and/or we may not be able to obtain the chemicals we need to operate our business at favorable prices, if at all. In addition, certain specialty chemicals that we currently purchase are available only from a small number of suppliers. If any of these suppliers were to cease operations or cease doing business with us in the future, we may be unable to obtain such chemicals at favorable prices, if at all.

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

Currency fluctuations may adversely affect our competitive position and selling prices.
We compete with producers from around the world, particularly in North America. In addition to the impact of product supply and demand, changes in the relative strength or weakness of international currencies, particularly the U.S. dollar, can also affect international trade flows in certain products. A stronger U.S. dollar, as has been recently experienced, may attract imports, thereby increasing product supply and possibly creating downward pressure on prices. On the other hand, a weaker U.S. dollar might encourage U.S. exports, thereby decreasing product supply and possibly creating upward pressure on prices.
For instance, the recent strong U.S. dollar relative to foreign currencies has resulted in a dramatic increase in imports, particularly from Asia, Europe and Canada. In 2015, for example, coated freesheet imports (net of exports) increased 68% from 2014 levels, and coated groundwood (also referred to as coated mechanical) imports (net of exports) increased 16% from 2014 levels.

As imports rise, we face new levels of competition and increased pressure to lower prices to maintain our market share. Compounding this problem, in light of the strong U.S. dollar and the increase in imports, we have been priced out of foreign markets and forced to reduce exports. During 2015, exports industry wide were approximately 13% lower than 2014.

The decline in our performance from the recent increase in foreign imports and reduction in exports, coupled with the overall decline in demand, has been significant: sales (as adjusted to include the historical NewPage revenues excluding the divested Biron and Rumford mills) dropped approximately 13.5% in 2015 compared to 2014.

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

As of December 31, 2015, approximately 68% of our hourly workforce were represented by 16 local branches of the following unions: the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Services Workers International Union; the International Brotherhood of Electrical Workers; the Teamsters, Chauffeurs, Warehousemen and Helpers; the International Association of Machinists and Aerospace Workers; the Office & Professional Employees’ International Union; and the United Association of Journeyman and Apprentices of the Plumbing and Pipefitting Industry. All represented employees are covered by the Master Labor Agreement 2012-2016, dated as of December 21, 2012, covering wages benefits; certain represented mills also have local agreements covering general work rules. We may become subject to material cost increases as a result of action taken by the labor unions. This could increase expenses in absolute terms and/or as a percentage of net sales. In addition, although we believe we have good relations with our employees, work stoppages or other labor disturbances may occur in the future. Any of these factors could negatively affect our business, financial condition and results of operations.

Security breaches and other disruptions to our information technology infrastructure could interfere with our operations, and could compromise our information and the information of our customers and suppliers, exposing us to liability which would cause our business and reputation to suffer.
In the ordinary course of business, we rely upon information technology networks and systems, some of which are managed by third parties, to process, transmit and store electronic information, and to manage or support a variety of business processes and activities, including supply chain, manufacturing, distribution, invoicing, and collection of payments from customers. We use information technology systems to record, process and summarize financial information and results of operations for internal reporting purposes and to comply with regulatory financial reporting, legal and tax requirements. Additionally, we collect and store sensitive data, including intellectual property, proprietary business information, the propriety business information of our customers and suppliers, as well as personally identifiable information of our customers and employees, in data centers and on information technology networks. The secure operation of these information technology networks, and the processing and maintenance of this information is critical to our business operations and strategy. Despite security measures and business continuity plans, our information technology networks and infrastructure may be vulnerable to damage, disruptions or shutdowns due to attacks by hackers or breaches due to employee error or malfeasance, or other disruptions during the process of upgrading or replacing computer software or hardware, power outages, computer viruses, telecommunication or utility failures or natural disasters or other catastrophic events. The occurrence of any of these events could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability or regulatory penalties under laws protecting the privacy of personal information, disrupt operations, and damage our reputation, which could adversely affect our business, financial condition and results of operations.
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
We could pursue acquisitions, divestitures and other strategic transactions, the success of which could have a material adverse effect on our business, financial condition and results of operations.
In the past, we have pursued acquisitions to complement or expand our business, divestures and other strategic transactions. Such future transactions are part of our general strategic objectives and may occur. If we identify an acquisition candidate, we may not be able to successfully negotiate or finance the acquisition or integrate the acquired businesses with our existing business and services. Future acquisitions could result in potentially dilutive issuances of equity securities and the incurrence of debt and contingent liabilities, amortization expenses and substantial goodwill. The negotiation of any transaction, its completion, and subsequent integration of any business acquired may be complex and time consuming, involve significant costs and may result in a distraction of management’s attention from on-going business operations. We may be affected materially and adversely if we are unable to successfully integrate businesses that we acquire. Similarly, we may divest portions of our business, which may also have material and adverse effects.
Risks Relating to Our Indebtedness

We will require a significant amount of cash to service our indebtedness under the DIP Facilities, and upon exit of the Chapter 11 process, the Exit Credit Agreements, and make planned capital expenditures. Our ability to generate cash or refinance our indebtedness depends on many factors beyond our control, including general economic conditions.
Our ability to make payments on and to refinance our indebtedness, including payments under the DIP Facilities and Exit Credit Agreements, and to fund planned capital expenditures and research and development efforts will depend on our ability to generate cash flow in the future and our ability to borrow under the NewPage DIP ABL Facility and Exit ABL Facility, to the extent of available borrowings. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory, and other factors that are beyond our control. If adverse regional and national economic conditions persist, worsen, or fail to improve significantly, we could experience decreased revenues from our operations attributable to decreases in wholesale and consumer spending levels and could fail to generate sufficient cash to fund our liquidity needs or fail to satisfy the restrictive covenants and borrowing limitations that we are subject to under our indebtedness.
Based on current and expected level of operations, we believe cash flow from operations, available cash, and available borrowings under the DIP Facilities will be adequate to meet our liquidity needs during the Chapter 11 process.
We cannot assure you, however, that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under the DIP Facilities or the Exit ABL Facility or otherwise in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs.
Our substantial indebtedness could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, expose us to interest rate risk to the extent of our variable rate debt, and prevent us from meeting our obligations under our indebtedness.

Prior to our bankruptcy filing, we were a highly leveraged company.  As of December 31, 2015, the principal amount of Verso’s total indebtedness was $2,799 million and the principal amount of Verso Holdings’ total indebtedness was $2,822 million (including a $23 million loan from Verso Finance Holdings to Chase NMTC Verso Investment Fund). After our expected emergence from bankruptcy we may continue to have a substantial amount of indebtedness.

A high degree of leverage could have important consequences, including:

•	increasing our vulnerability to general adverse economic and industry conditions;

•
requiring us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, research and development efforts, and other general corporate purposes;

•	increasing our vulnerability to, and limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	exposing us to the risk of increased interest rates as borrowings under our DIP Credit Facilities are subject to variable rates of interest;

•	placing us at a competitive disadvantage compared to our competitors that have less debt; and

•	limiting our ability to borrow additional funds.

The DIP Credit Facilities contain, and we expect that our Exit Credit Agreements will contain, financial and other restrictive covenants that limit our ability to engage in activities that may be in our long-term best interests. Our failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all of our debts. If, as or when required, we are unable to repay, refinance or restructure our indebtedness under, or amend or waive the covenants contained in, our DIP Credit Facilities or Exit Credit Agreements, the lenders thereunder would have the right to proceed against the collateral pledged to them to secure the indebtedness.
Restrictive covenants in our DIP Facilities and the Exit Credit Agreement may restrict our ability to pursue our business strategies.

The DIP Credit Facilities limit, and we expect the Exit Credit Agreements will limit, our ability, among other things, to:

•	incur additional indebtedness;

•	pay dividends or make other distributions or repurchase or redeem our stock;

•	prepay, redeem, or repurchase certain of our indebtedness;

•	make investments;

•	sell assets, including capital stock of restricted subsidiaries;

•	enter into agreements restricting certain of our subsidiaries’ ability to pay dividends;

•	consolidate, merge, sell, or otherwise dispose of all or substantially all of our assets;

•	enter into transactions with our affiliates; and

•	incur liens.

The DIP Credit Facilities also require, and we expect the Exit Credit Agreements will require, us to comply with certain financial maintenance covenants.
A breach of any of these restrictive covenants could result in a default under the instruments governing our credit agreements. If a default occurs, the holders of these instruments may elect to declare all borrowings thereunder outstanding, together with accrued interest and other fees, to be immediately due and payable. The lenders under the Verso DIP Facility, NewPage DIP ABL Facility, and our Exit ABL Facility would also have the right in these circumstances to terminate any commitments they have to provide further borrowings. If we are unable to repay our indebtedness when due or declared due, the lenders thereunder will also have the right to proceed against the collateral pledged to them to secure the indebtedness. If such indebtedness were to be accelerated, our assets may not be sufficient to repay in full our secured indebtedness.

Lenders under the DIP Facilities and Exit Credit Agreements may not fund their commitments.

There can be no assurance that deterioration in the credit markets or overall economy will not affect the ability of our lenders to meet their funding commitments under the DIP Facilities and Exit Credit Agreements. If a lender fails to honor its commitment under the revolving credit facilities, that portion of the credit facilities will be unavailable to the extent that the lender’s commitment is not replaced by a new commitment from an alternate lender.
Additionally, our lenders have the ability to transfer their commitments to other institutions, and the risk that committed funds may not be available under distressed market conditions could be exacerbated if consolidation of the commitments under our revolving credit facilities or among its lenders were to occur.
Risks Relating to Verso’s Common Stock
Our common stock was delisted from the New York Stock Exchange and is not expected to be listed on any other national securities exchange during our Chapter 11 process.
Our common stock was suspended at the opening of business on September 21, 2015 and was removed from listing on the New York Stock Exchange, or “NYSE.” We will not be able to re-list our common stock on a national securities exchange during our Chapter 11 process, although our common stock has been trading in the over-the-counter, or the “OTC,” market. The trading of our common stock in the OTC market rather than NYSE may negatively impact the trading price of our common stock and the levels of liquidity available to our stockholders. In addition, securities that trade in the OTC market are not eligible for margin loans and our common stock is subject to the provisions of Rule 15g-9 of the Securities Exchange Act of 1934, as amended, or the “Exchange Act,” commonly referred to as the “penny stock rule.”
Our common stock is currently traded in the OTC Pink Sheets, which involves additional risks compared to being listed on a national securities exchange.
Securities traded in the OTC market generally have significantly less liquidity than securities traded on a national securities exchange due to factors such as the reduced number of investors that will consider investing in the securities, the reduced number of market makers in the securities, and the reduced number of securities analysts that follow such securities. As a result, holders of shares of our common stock may find it difficult to resell their shares at prices quoted in the market or at all.
Furthermore, because of the limited market and generally low volume of trading in our common stock that could occur, the share price of our common stock could be more likely to be affected by broad market fluctuations, general market conditions, fluctuations in our operating results, changes in the markets perception of our business, and announcements made by us, our competitors, parties with whom we have business relationships or third parties with interests in the Chapter 11 proceedings.
Because our common stock trades on the OTC market, in some cases, we may be subject to additional compliance requirements under applicable state laws in the issuance of our securities. The lack of liquidity in our common stock may also make it difficult for us to issue additional securities for financing or other purposes, or to otherwise arrange for any financing we may need in the future.
In addition, we expect our common stock will be canceled as part of the terms of the Plan and that holders of common stock will not receive any distribution with respect to, or be able to recover any portion of, their investments. Accordingly, we urge that extreme caution be exercised with respect to existing and future investments in our common stock.

Item 1B.  Unresolved Staff Comments

Not applicable.

Item 2.  Properties

Headquartered in Memphis, Tennessee, with a business center in Miamisburg, Ohio, we own fourteen paper machines at eight mills strategically located in Kentucky, Maine, Maryland, Michigan, Minnesota and Wisconsin with a total annual paper production capacity of approximately 3.4 million tons.

Our headquarters and material facilities as of December 31, 2015, are shown in the following table:

Location	Use	Owned/Leased
Memphis, Tennessee	corporate headquarters	leased
Miamisburg, Ohio	sales, distribution, and customer service	leased
Jay (Androscoggin), Maine	paper mill/kraft pulp mill	owned
Duluth, Minnesota	paper mill	owned
Escanaba, Michigan	paper mill	owned
Luke, Maryland	paper mill, warehouse and converting	owned
Quinnesec, Michigan	paper mill/kraft pulp mill	owned
Stevens Point, Wisconsin	paper mill	owned
Wickliffe, Kentucky (Idled)	paper mill (Idled)	owned (Idled)
Wisconsin Rapids, Wisconsin	paper mill, warehouse and converting	owned

Item 3.  Legal Proceedings

On the Petition Date, we filed voluntary petitions for Chapter 11 relief under the Bankruptcy Code in the Bankruptcy Court in order to consummate a balance sheet restructuring. The cases are being jointly administered. We continue to operate our businesses as debtors-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code. As of the Petition Date, all pending litigation wherein we are named as a defendant is generally stayed by operation of federal bankruptcy law, and absent further order of the Bankruptcy Court, no party, subject to certain exceptions, may take any action, also subject to certain exceptions, to recover on pre-petition claims against us. At this time, it is not possible to predict the outcome of the Chapter 11 Cases or its effect on our business. See “Business–Chapter 11 Bankruptcy Proceedings and Plan of Reorganization” for more information.

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

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Through September 21, 2015, our common stock was traded on the New York Stock Exchange, or the “NYSE,” under the symbol “VRS.”  From September 22, 2015, to January 26, 2016, our stock was traded in the over-the-counter market under the symbol “VRSZ,” and transactions in our common stock were reported on the OTCQB electronic quotation platform operated by the OTC Markets Group.  The following table sets forth the high and low sales prices per share of our common stock, as reported by the NYSE and the OTCQB, for the indicated periods:

	High	Low
2015
First quarter	$3.58	$1.72
Second quarter	1.79	0.65
Third quarter	0.74	0.03
Fourth quarter	0.16	0.01
2014
First quarter	$5.55	$0.62
Second quarter	3.24	1.60
Third quarter	3.82	2.10
Fourth quarter	3.75	2.18

On January 26, 2016, Verso and several of its subsidiaries filed voluntary petitions to reorganize under Chapter 11 of the U.S. Bankruptcy Code with the United States Bankruptcy Court for the District of Delaware.  As a result of the bankruptcy filing, the trading symbol for our common stock was changed to “VRSZQ,” and since then transactions in our common stock have been reported on the OTC Pink electronic quotation platform operated by the OTC Markets Group.

Holders

As of March 15, 2016, there were 153 stockholders of record of our common stock.

Dividends

We have not declared or paid any cash dividends on shares of our common stock during the years ended December 31, 2015 and 2014.  Any future determination relating to our dividend policy will be made at the discretion of our board of directors and will depend on then existing conditions, including our financial condition, results of operations, contractual restrictions, capital requirements, business prospects and other factors that our board of directors may deem relevant.  Our ability to pay dividends on our common stock is limited by the covenants in our DIP Facilities, and may be further restricted by the terms of any of our future debt or preferred securities.

Equity Compensation Plan Information

The table below sets forth information regarding the number of shares of common stock to be issued upon the exercise of the outstanding stock options granted under our equity compensation plans and the shares of common stock remaining available for future issuance under our equity compensation plans as of December 31, 2015.

	Number of securities to be issued upon exercise of outstanding options	Weighted- average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	8,616,625	$2.52	771,740
Equity compensation plans not approved by security holders	—	—	—
Total	8,616,625	$2.52	771,740

Stock Repurchases under 2008 Incentive Award Plan

Participants in our 2008 Incentive Award Plan, or the “Plan,” may elect to surrender to us restricted shares of our common stock issued to them pursuant to awards granted under the Plan to satisfy the applicable federal, state, local, and foreign tax withholding obligations that arise upon the vesting of their shares of restricted stock under the Plan.  Shares of restricted stock surrendered to us to meet tax withholding obligations are deemed to be repurchased pursuant to the Plan.  There were no shares of restricted stock repurchased to meet participants’ tax withholding obligations during the fourth quarter of 2015.

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

The selected historical financial data for Verso as of and for the years ended December 31, 2015, 2014, 2013, 2012, and 2011, have been derived from the Consolidated Financial Statements of Verso.  The selected historical financial data for Verso Holdings as of and for the years ended December 31, 2015, 2014, 2013, 2012, and 2011, have been derived from the Consolidated Financial Statements of Verso Holdings.  The Consolidated Financial Statements of Verso and Verso Holdings as of December 31, 2015, and 2014, and for the years ended December 31, 2015, 2014, and 2013, are included elsewhere in this annual report.

	VERSO
	Year Ended December 31,
(Dollars in millions except per share amounts)	2015	2014	2013	2012	2011
Statement of Operations Data:
Net sales	$3,122	$1,297	$1,389	$1,475	$1,723
Costs and expenses:
Cost of products sold - (exclusive of depreciation, amortization, and depletion)	2,727	1,176	1,179	1,273	1,460
Depreciation, amortization, and depletion	308	91	105	118	125
Selling, general, and administrative expenses	187	70	74	74	78
Goodwill impairment	—	—	—	—	19
Restructuring charges	54	135	1	103	25
Other operating loss (income)(1)	1	—	(4)	(61)	—
Operating (loss) income	(155)	(175)	34	(32)	16
Interest income	—	—	—	—	—
Interest expense	270	142	138	135	127
Other loss (income), net	—	39	8	8	26
Loss before income taxes	(425)	(356)	(112)	(175)	(137)
Income tax (benefit) expense	(3)	(3)	(1)	(1)	—
Net loss	$(422)	$(353)	$(111)	$(174)	$(137)
Per Share Data:
(Loss) earnings per share:
Basic	$(5.19)	$(6.62)	$(2.09)	$(3.29)	$(2.61)
Diluted	(5.19)	(6.62)	(2.09)	(3.29)	(2.61)
Weighted average common shares outstanding (in thousands):
Basic	81,295	53,293	53,124	52,850	52,595
Diluted	81,295	53,293	53,124	52,850	52,595
Statement of Cash Flows Data:
Cash (used in) provided by operating activities	$(266)	$(58)	$(27)	$12	$15
Cash provided by (used in) investing activities	111	(25)	(14)	(7)	(66)
Cash provided by (used in) financing activities	153	78	(9)	(38)	(6)
Other Financial and Operating Data:
EBITDA(2)	$153	$(123)	$131	$78	$115
Capital expenditures	(64)	(42)	(41)	(60)	(90)
Total tons sold (in thousands)(3)	3,647	1,624	1,690	1,799	2,023
Balance Sheet Data:
Working capital(4)(6)	$371	$5	$63	$110	$143
Property, plant and equipment, net	1,857	531	743	793	935
Total assets(5)(6)	2,710	855	1,070	1,175	1,397
Total debt (5)	2,879	1,304	1,220	1,223	1,238
Total (deficit) equity	(1,183)	(784)	(417)	(322)	(154)

(1)
Other operating income in 2012 reflected insurance proceeds in excess of costs and property damages incurred of $61 million, as we reached a final settlement agreement with our insurance provider for property and business losses resulting from the fire and explosion at the former Sartell mill.

(2)
EBITDA consists of earnings before interest, taxes, depreciation, and amortization. Our use of EBITDA is further discussed in the “Reconciliation of Cash Flows from Operating Activities to Adjusted EBITDA” section of Item 7 herein. The following table reconciles net (loss) income to EBITDA for the periods presented:

	VERSO
	Year Ended December 31,
(Dollars in millions)	2015	2014	2013	2012	2011
Reconciliation of net (loss) income to EBITDA:
Net loss	$(422)	$(353)	$(111)	$(174)	$(137)
Income tax (benefit) expense	(3)	(3)	(1)	(1)	—
Interest expense, net	270	142	138	135	127
Depreciation, amortization, and depletion	308	91	105	118	125
EBITDA	$153	$(123)	$131	$78	$115

(3)	See discussion of metric in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 herein.

(4)	Working capital is defined as current assets net of current liabilities, excluding the current portion of long-term debt.

(5)
We have adopted the provisions of ASU 2015-03 as of December 31, 2015. The ASU requires debt issuance costs to be presented as a direct deduction from the related debt liability rather than as an asset (see Note 2). Prior period amounts for all years presented above have been reclassified to conform to the current period presentation.

(6)
We have adopted ASU 2015-17 as of December 31, 2015. The ASU updates the balance sheet classification of deferred taxes and requires that deferred tax liabilities and assets be classified as non-current in the classified statement of financial position. The amendment was treated prospectively and prior periods were not retrospectively adjusted.

	VERSO HOLDINGS
	Year Ended December 31,
(Dollars in millions)	2015	2014		2013		2012		2011
Statement of Operations Data:
Net sales	$3,122	$1,297		$1,389		$1,475		$1,723
Costs and expenses:
Cost of products sold - (exclusive of depreciation, amortization, and depletion)	2,727	1,176		1,179		1,273		1,460
Depreciation, amortization, and depletion	308	91		105		118		125
Selling, general, and administrative expenses	187	70		74		74		78
Goodwill impairment	—	—		—		—		11
Restructuring charges	54	135		1		103		25
Other operating income(1)	1	—		(4)		(61)		—
Operating (loss) income	(155)	(175)		34		(32)		24
Interest income	(2)	(2)		(2)		(2)		(1)
Interest expense	272	144		139		128		122
Other loss (income), net	—	39		8		8		26
Loss before income taxes	(425)	(356)		(111)		(166)		(123)
Income tax (benefit) expense	(3)	—		—		—		—
Net loss	$(422)	$(356)	—	$(111)	—	$(166)	—	$(123)
Statement of Cash Flows Data:
Cash (used in) provided by operating activities	$(266)	$(58)		$(27)		$11		$15
Cash provided by (used in) investing activities	111	(25)		(14)		(7)		(66)
Cash provided by (used in) financing activities	153	78		(9)		(38)		(6)
Other Financial and Operating Data:
EBITDA(2)	$153	$(123)		$131		$78		$123
Capital expenditures	(64)	(42)		(41)		(60)		(90)
Total tons sold (in thousands)(3)	3,647	1,624		1,690		1,799		2,023
Balance Sheet Data:
Working capital(4)(6)	$371	$5		$63		$111		$143
Property, plant, and equipment, net	1,857	531		743		793		935
Total assets(5)(6)	2,733	878		1,093		1,198		1,420
Total debt(5)	2,902	1,327		1,243		1,153		1,177
Total (deficit) equity	(1,179)	(780)		(411)		(221)		(61)

(1)
Other operating income in 2012 reflected insurance proceeds in excess of costs and property damages incurred of $61 million, as we reached a final settlement agreement with our insurance provider for property and business losses resulting from the fire and explosion at the former Sartell mill.

(2)
EBITDA consists of earnings before interest, taxes, depreciation, and amortization. Our use of EBITDA is further discussed in the “Reconciliation of Cash Flows from Operating Activities to Adjusted EBITDA” section of Item 7 herein. The following table reconciles net (loss) income to EBITDA for the periods presented:

	VERSO HOLDINGS
	Year Ended December 31,
(Dollars in millions)	2015	2014	2013	2012	2011
Reconciliation of net (loss) income to EBITDA:
Net loss	$(422)	$(356)	$(111)	$(166)	$(123)
Income tax (benefit) expense	(3)	—	—	—	—
Interest expense, net	270	142	137	126	121
Depreciation, amortization, and depletion	308	91	105	118	125
EBITDA	$153	$(123)	$131	$78	$123

(3)	See discussion of metric in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 herein.

(4)	Working capital is defined as current assets net of current liabilities, excluding the current portion of long-term debt.

(5)
We have adopted the provisions of ASU 2015-03 as of December 31, 2015. The ASU requires debt issuance costs to be presented as a direct deduction from the related debt liability rather than as an asset (see Note 2). Prior period amounts for all years presented above have been reclassified to conform to the current period presentation.

(6)
We have adopted ASU 2015-17 as of December 31, 2015. The ASU updates the balance sheet classification of deferred taxes and requires that deferred tax liabilities and assets be classified as non-current in the classified statement of financial position. The amendment was treated prospectively and prior periods were not retrospectively adjusted.

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

Overview

We are the leading North American producer of coated papers, which are used primarily in magazines, catalogs, high-end advertising brochures and annual reports, among other media and marketing publications. We produce a wide range of products, ranging from coated freesheet and coated groundwood, to inkjet and digital paper, supercalendered papers, and uncoated freesheet.  We also produce and sell market kraft pulp, which is used to manufacture printing and writing paper grades and tissue products.

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

On August 20, 2015, Verso announced plans to make production capacity reductions at two of our mills by shutting down the No. 1 pulp dryer and No. 2 paper machine at our mill in Androscoggin, Maine, and by indefinitely idling our mill in Wickliffe, Kentucky. On April 5, 2016, we announced that we will close our mill in Wickliffe, Kentucky. Together, these actions reduced our production capacity by 430,000 tons of coated paper and 130,000 tons of dried market pulp.

On September 21, 2015, the New York Stock Exchange, or “NYSE,” notified Verso that the NYSE had suspended trading in our common stock, effective immediately, and had commenced proceedings to delist the stock from the NYSE. The NYSE took this action when the trading price of Verso’s common stock decreased to $0.15 per share on September 21, 2015. From September 22, 2015, to January 26, 2016, our stock was traded in the over-the-counter market under the symbol “VRSZ.” As a result of the bankruptcy filing, the trading symbol for our common stock was changed to “VRSZQ,” and since then transactions in our common stock have been reported on the OTC Pink electronic quotation platform operated by the OTC Markets Group.

Covenant Compliance

As of December 31, 2015, we were not in compliance with certain of our debt covenants.

On January 14, 2016, NewPage Corp. elected to exercise the grace period with respect to the interest payment due under its floating rate senior secured term loan credit agreement, or the “NewPage Term Loan Facility.” The NewPage Term Loan Facility provided for a grace period of five business days for the payment of interest. On January 22, 2016, the required lenders under the NewPage Term Loan Facility and certain of Verso’s other debt agreements agreed to forbear from exercising rights and remedies (including enforcement and collection actions) with respect to any defaults and/or events of default resulting from (a) NewPage Corp.’s failure to make interest payments due on January 14, 2016 under the NewPage Term Loan Facility, or the “Interest Payment Default,” and (b) cross-defaults under certain other debt agreements that may result from the Interest Payment Default. The forbearance period terminated upon the filing for relief under Chapter 11 of Title 11 of the United States Code in Bankruptcy Court on January 26, 2016. As of December 31, 2015, the outstanding principal amount under the NewPage Term Loan Facility was approximately $731 million.

On January 15, 2016, Verso Holdings and its wholly owned subsidiary, Verso Paper Inc., elected to exercise the grace periods with respect to the interest payments due under their indentures governing the 11.75% Senior Secured Notes due 2019 that were issued in 2012 and 2015 and the 11.75% Secured Notes due 2019 that were issued in 2012, or collectively, the “Verso Notes Indentures.” Each of the Verso Notes Indentures provides for a grace period of 30 days for the payment of interest. As of December 31, 2015, the total outstanding principal amount under the Verso Notes Indentures was approximately $1.3 billion.
As described below, Verso and substantially all of its direct and indirect subsidiaries filed the Chapter 11 Cases on January 26, 2016. The interest payments due under the NewPage Term Loan Facility and Verso Notes Indentures were not paid prior to the Chapter 11 Filings. The Chapter 11 Filings constituted an event of default and automatic acceleration under the agreements governing all of our debt (excluding the $23 million loan from Verso Finance Holdings to Chase NMTC Verso Investment Fund). The creditors are, however, stayed from taking any action against the Debtors as a result of such defaults and accelerations under Chapter 11 of Title 11 of the United States Code in Bankruptcy Court.
All of our debt (excluding the $23 million loan from Verso Finance Holdings to Chase NMTC Verso Investment Fund) is classified as Current liabilities in the accompanying Consolidated Balance Sheet as of December 31, 2015.
Chapter 11 Bankruptcy Proceedings and Plan of Reorganization
On January 26, 2016, we and substantially all of our direct and indirect subsidiaries, collectively, the “Debtors,” filed voluntary petitions for relief under Chapter 11 of Title 11 of the United States Code in Bankruptcy Court. During the pendency of the Chapter 11 Cases, we will continue to manage our properties and operate our businesses as a “debtor in possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. We expect to continue to operate in the normal course of business during the reorganization process.
In connection with the Chapter 11 Filings, Verso Finance, Verso Holdings and certain of its subsidiaries entered into the Verso DIP Facility for an aggregate principal amount of up to $100 million, and NewPage Corp. and certain of its subsidiaries entered into the NewPage DIP ABL Facility for an aggregate principal amount of up to $325 million and the NewPage Term Loan DIP Facility for an aggregate principal amount of $350 million. The NewPage Term Loan DIP Facility consists of $175 million of new money term loans and $175 million of roll up loans refinancing loan outstanding under the existing term loan facility of NewPage Corp. outstanding on the Petition Date. Further information on the terms of the DIP Facilities is included below under “–Liquidity and Capital Resources–Verso DIP Facility” and “–Liquidity and Capital Resources–NewPage DIP Facilities.”
On March 26, 2016, we filed a proposed Plan with the Bankruptcy Court. In connection with the Chapter 11 Cases, the Debtors entered into a Restructuring Support Agreement with creditors holding at least a majority in principal amount of substantially all tranches of our funded debt. The Plan is consistent with the terms and conditions of the Restructuring Support Agreement. There can be no assurance, however, that the Plan will be approved by all requisite holders of claims or interests or confirmed by the Bankruptcy Court or that all conditions precedent to the implementation of the Plan will be satisfied. The Restructuring Support Agreement is subject to certain material conditions. Moreover, each Restructuring Support Agreement may be terminated upon the occurrence of certain events, including if the Plan is not confirmed by the Bankruptcy Court by July 4, 2016.
For further information on our Chapter 11 Cases and the proposed plan, see “Business–Chapter 11 Bankruptcy Proceedings and Plan of Reorganization.”
Going Concern

Our Consolidated Financial Statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Our financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should we be unable to continue as a going concern, other than the reclassification of the majority of our debt to Current liabilities on our Consolidated Balance Sheet as of December 31, 2015. However, our liquidity concerns have raised substantial doubt about our ability to continue as a going concern without a restructuring of our debt.

Selected Factors Affecting Operating Results

Net Sales

Our sales, which we report net of rebates, allowances, and discounts, are a function of the number of tons of paper that we sell and the price at which we sell our paper.  Paper prices historically have been a function of macro-economic factors which influence supply and demand.  Price has historically been substantially more variable than volume and can change significantly over relatively short time periods. In 2015, while our coated paper prices remained relatively stable, prices for our pulp decreased slightly. Prices are expected to remain low in 2016.

We are primarily focused on serving the following end-user segments: general commercial print, catalogs and magazines. Coated paper demand is primarily driven by advertising and print media usage. Advertising spending and magazine and catalog circulation generally tend to correlate with gross domestic product in the United States, as they rise with a strong economy and contract with a weak economy, which impacts media spend which further impacts magazine and catalog subscriptions.

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

We reach our end-users through several distribution channels, including commercial printers, paper merchants, brokers, converters, and direct sales to end-users. We sell and market our products to approximately 300 customers which comprise approximately 1,700 end-user accounts.  In 2015, Veritiv Corporation accounted for approximately 20% of our net sales.

Our historical results include specialty papers that we manufacture for Expera Specialty Solutions, LLC or “Expera,” on paper machine no. 5 at the Androscoggin mill.  Under a long-term supply agreement entered into in 2005 in connection with International Paper’s sale of its Industrial Papers business to Expera, these products are sold to Expera at a variable charge for the paper purchased and a fixed charge for the availability of the machine.  The amounts included in our net sales for the specialty papers sold to Expera totaled $44 million, $42 million, and $43 million, in 2015, 2014, and 2013, respectively.

Cost of Products Sold
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

Labor.  Labor costs include wages, salary, and benefit expenses attributable to our mill personnel.  Mill employees at a non-managerial level are compensated on an hourly basis.  Management employees at our mills are compensated on a salaried basis.  Wages, salary, and benefit expenses included in cost of sales do not vary significantly over the short term.  In addition, we have not experienced significant labor shortages.

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

In the third quarter of 2015, we announced plans to make production capacity reductions at our Androscoggin and Wickliffe mills. As a result, we recognized $58 million of accelerated depreciation which is included in Depreciation, amortization and depletion in our accompanying Consolidated Statements of Operations for the year ended December 31, 2015. Given the capacity reductions, we conducted a Step 1 impairment test and concluded that the undiscounted estimated future cash flows associated with the remaining long-lived assets exceeded their carrying value and no impairment was recorded.

In 2014, based on our plans to dispose of certain assets held by the legal entities that comprise the Bucksport mill (Verso Bucksport LLC and Verso Bucksport Power LLC), we recorded a fixed asset impairment charge of $89 million, as the carrying value of the assets held for sale were in excess of the fair value less the cost to sell. The fair value was determined based on the December 5, 2014 membership purchase agreement for the sale of the Bucksport mill. The impairment charge was included in Restructuring charges (see also Note 16) in our accompanying Consolidated Statements of Operations.

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

Trademarks are evaluated by comparing their fair value to their carrying values.  During 2015, we completed our annual impairment test of intangibles and determined that there was no impairment as the fair value of intangibles exceeded their carrying value at December 31, 2015. In 2014, we determined that sufficient indicators of a potential impairment of our trademarks existed and we performed an interim analysis of our trademarks for impairment. As a result of our analysis, we determined that the carrying value of our trademarks exceeded their fair value, which was determined using a level 3 fair value measurement. This fair value determination was made using the income approach, which required us to estimate unobservable factors such as a royalty rate and discount rate and identify relevant projected revenue. We recognized an impairment charge of $6 million based on a projected reduction of revenues driven primarily by a decline in U.S. demand. In 2013, we also determined that the carrying value of our trademarks exceeded their fair value, and recognized an impairment charge of $2 million based on a projection of reduced revenues driven primarily by a decline in U.S. demand. The trademark impairment charges are included in Cost of products sold in our Consolidated Statement of Operations for the years ended December 31, 2014 and 2013.

Pension and other postretirement benefit obligations. We offer various pension and other post-employment and retirement benefits to certain employees.  The calculation of the obligations and related expenses under these plans requires the use of actuarial valuation methods and assumptions, including the expected long-term rate of return on plan assets, discount rates, increases in future medical cost, and mortality rates.  Actuarial valuations and assumptions used in the determination of future values of plan assets and liabilities are subject to management judgment and may differ significantly if different assumptions are used. In accordance with GAAP, actual results that differ from assumptions are accumulated and amortized over future periods and, therefore, affect expense in future periods. Unrecognized prior service cost and actuarial gains and losses in the defined benefit pension and other postretirement benefit plans subject to amortization are amortized over the average remaining service of the participants.

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

NewPage Acquisition. We have accounted for the NewPage Acquisition in accordance with GAAP by recognizing and measuring the total consideration transferred to and the assets acquired and liabilities assumed at their estimated fair values. The allocation of the purchase price to the fair values of assets acquired and liabilities assumed in the NewPage acquisition includes necessary adjustments to reflect the estimated fair values of NewPage’s assets and liabilities at the completion of the NewPage acquisition. The valuations reflected herein consist of appraisals, discounted cash flow analyses, or other appropriate valuation techniques to determine the fair value of the assets acquired and liabilities assumed.

Accounting Changes Implemented
ASC Topic 205, Presentation of Financial Statements and ASC Topic 360, Property, Plant, and Equipment. In April 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which changes the criteria for determining which disposals can be presented as discontinued operations and modifies the related disclosure requirements. This guidance should be applied prospectively to new disposals and new classifications of disposal groups as held for sale after the effective date, which is fiscal years beginning on or after December 15, 2014, and interim periods within those annual periods. The adoption of this amendment in the first quarter of 2015 did not have a material impact on the presentation of our Consolidated Financial Statements.

ASC Topic 835, Interest. In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs. This ASU changes the presentation of debt issuance costs in financial statements. Under the ASU, an entity presents such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs will continue to be reported as interest expense. This guidance is effective for periods beginning after December 15, 2015 with early adoption permitted. In accordance with the amendment guidance, we elected to early adopt the new requirement as of December 31, 2015.

As of December 31, 2015, approximately $18 million of net debt issuance costs is included in Debt (see Note 8). The retrospective application of this guidance resulted in approximately $23 million of net debt issuance costs being reclassified from Intangibles and other assets to Long-term debt as of December 31, 2014.

ASC Topic 815, Derivatives and Hedging. In August 2015, the FASB issued ASU 2015-13, Application of the Normal Purchases and Normal Sales Scope Exception to Certain Electricity Contracts within Nodal Energy Markets. This ASU allows the application of the normal purchases and normal sales scope exception to energy purchases or sales in nodal energy markets. According to ASU 2015-13, the use of locational marginal pricing by an independent system operator to determine a transmission charge or credit in a nodal energy market would not constitute a net settlement of a forward contract for the purchase or sale of electricity, even when legal title to the electricity is conveyed to the independent system operator during transmission. The guidance is effective upon issuance and must be applied prospectively. The adoption of ASU 2015-13 did not have an impact on our Consolidated Financial Statements.

ASC Topic 740, Income Taxes. In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes, which addresses the balance sheet classification of deferred taxes. This update requires that deferred tax liabilities and assets be classified as noncurrent in the classified statement of financial position. The amendment is effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. We elected to early adopt the new requirement. The amendment was adopted for the December 31, 2015 Consolidated Balance Sheet and prior period were not retrospectively reclassified.

Future Accounting Changes
ASC Topic 606, Revenue from Contracts with Customers. In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. This guidance will replace all current GAAP guidance on this topic and eliminate all industry-specific guidance. The new revenue recognition standard provides a unified model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. This guidance was effective for periods beginning after December 15, 2016 and can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption; however, in August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date, which defers the effective date to annual reporting periods beginning after December 15, 2017. We are evaluating the impact of adopting this new accounting standard on our Consolidated Financial Statements.

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

Other new accounting pronouncements issued but not effective until after December 31, 2015, are not expected to have a significant effect on our consolidated financial statements.

Financial Overview

In 2015, net sales increased 141%, or $1,825 million, as sales volume increased 125% compared to 2014, which was driven primarily by the NewPage acquisition.  When compared to 2014 sales as adjusted to include the impact of the NewPage acquisition and the sale of the Bucksport mill, our sales have declined, on a year-over-year basis, reflecting an increase in offshore imports and a decline in U.S. demand for coated papers. In 2014, net sales decreased 7%, or $92 million, as sales volume decreased 4% and average sales price per ton for all products decreased 3% compared to 2013, which was driven by declining demand for coated papers. Our gross margin was 12.7% in 2015 compared to 9.3% in 2014, attributable mainly to increased volume in 2015.

In 2015, Verso reported a net loss of $422 million, or $5.19 per diluted share, and operating loss of $155 million.  Impacting the results for 2015 were the several restructuring events and the cost of integrating the NewPage acquisition into Verso’s business. In 2014, Verso reported a net loss of $353 million, or $6.62 per diluted share, and operating loss of $175 million.  Impacting the results for 2014 were the significant restructuring costs associated with the closure of our Bucksport mill and costs incurred in connection with the NewPage acquisition.

Verso’s Adjusted EBITDA was $269 million in 2015 compared to $84 million in 2014.  (Note: Adjusted EBITDA is a non-GAAP financial measure and is defined and reconciled to net loss later in this report).  EBITDA adjustments of $116 million in 2015 consisted primarily of $59 million in restructuring costs associated with severance and employee related costs and other restructuring charges associated with the NewPage acquisition, the shutdown of a pulp dryer and paper machine at the Androscoggin mill, the indefinite idling of the Wickliffe mill, and the closure of the Bucksport mill, $18 million in integration costs associated with the NewPage acquisition, and another $18 million of professional fees and other charges incurred in connection with the NewPage acquisition, including one-time impacts of purchase accounting. EBITDA adjustments of $207 million in 2014 consisted primarily of $141 million in restructuring costs associated with the closure of our Bucksport mill, $39 million of costs incurred in connection with the NewPage acquisition, and $17 million of unrealized losses on energy-related derivative contracts.

Results of Operations

The following tables set forth the historical results of operations of Verso and Verso Holdings for the years ended December 31, 2015, 2014, and 2013. The following discussion of our financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements and the related notes thereto included elsewhere in this annual report. All assets, liabilities, income, expenses and cash flows presented for all periods represent those of Verso’s indirect, wholly owned subsidiary, Verso Holdings, in all material respects, except for Verso’s common stock transactions and Verso Finance’s debt obligation and related financing costs and interest expense. Unless otherwise noted, the information provided pertains to both Verso and Verso Holdings.

	VERSO			VERSO HOLDINGS
	Year Ended December 31,			Year Ended December 31,
(Dollars in millions)	2015	2014	2013	2015	2014	2013
Net sales	$3,122	$1,297	$1,389	$3,122	$1,297	$1,389
Costs and expenses:
Cost of products sold - (exclusive of depreciation, amortization, and depletion)	2,727	1,176	1,179	2,727	1,176	1,179
Depreciation, amortization, and depletion	308	91	105	308	91	105
Selling, general, and administrative expenses	187	70	74	187	70	74
Restructuring charges	54	135	1	54	135	1
Other operating expense (income)	1	—	(4)	1	—	(4)
Operating (loss) income	(155)	(175)	34	(155)	(175)	34
Interest income	—	—	—	(2)	(2)	(2)
Interest expense	270	142	138	272	144	139
Other loss, net	—	39	8	—	39	8
Loss before income taxes	(425)	(356)	(112)	(425)	(356)	(111)
Income tax benefit	(3)	(3)	(1)	(3)	—	—
Net loss	$(422)	$(353)	$(111)	$(422)	$(356)	$(111)

2015 Compared to 2014

Net Sales. Net sales for the year ended December 31, 2015 increased 141% to $3,122 million from $1,297 million in the year ended December 31, 2014,which was driven primarily by the NewPage acquisition. Our sales increase was primarily driven by a 125% increase in total sales volume, from 1,624 thousand tons in 2014 to 3,647 thousand tons in 2015. The increase in volume, which was primarily due to the addition of sales resulting from NewPage acquisition, resulted in $1,675 million of additional revenue. The revenue increase associated with the increased volume was augmented by the impact of pricing and product mix improvements of $150 million, as the average sales price per ton increased from $798 to $856, for all of our products in the year ended December 31, 2015, compared to the year ended December 31, 2014. While we recognized pricing improvements in our paper segment, pricing resulted in a decrease in revenue for our pulp segment. When compared to 2014 sales as adjusted to include the impact of the NewPage acquisition and the sale of the Bucksport mill, our sales have declined, on a year-over-year basis, reflecting an increase in offshore imports and a decline in U.S. demand for coated papers.

Net sales for our paper segment increased 157% to $2,914 million in the year ended December 31, 2015 from $1,136 million in the year ended December 31, 2014, due to a 142% increase in paper sales volume to 3,269 thousand tons in the year ended December 31, 2015 compared to 1,350 thousand tons in the year ended December 31, 2014, supplemented by a 6% increase in average sales price per ton of paper to $891 in year ended December 31, 2015, compared to $841 in the year ended December 31, 2014. The increased sales volume, which is primarily due to the addition of sales resulting from NewPage acquisition, resulted in $1,613 million of additional revenue, which was augmented by the impact of changes in market pricing and product mix of $163 million.

Net sales for our pulp segment increased 29% in the year ended December 31, 2015 to $208 million from $161 million in the year ended December 31, 2014, due primarily to a 38% increase in pulp sales volume to 378 thousand tons in the year ended December 31, 2015, compared to 274 thousand tons in the year ended December 31, 2014. The average sales price per ton declined 6% to $550 in the year ended December 31, 2015, compared to $586 in the year ended December 31, 2014. The increased sales volume, which is primarily attributable to the addition of net sales as a result of the NewPage acquisition, contributed $61 million of additional revenue, while pricing resulted in a decrease in revenue of $14 million. The price decline was attributable to market price reductions.

Cost of sales.  Cost of products sold, excluding depreciation, amortization, and depletion expenses, increased $1,551 million, or 132%, in the year ended December 31, 2015, compared to the year ended December 31, 2014, primarily due to incremental costs as a result of the NewPage acquisition.  Our gross margin, excluding depreciation, amortization, and depletion expenses, was 12.6% for the year ended December 31, 2015, compared to 9.3% for the year ended December 31, 2014, reflecting an incremental $274 million in gross margin, with $151 million attributable to volume increases and $123 million attributable to higher margin per ton as a result of different mix of paper products from NewPage. Depreciation, amortization, and depletion expenses increased $217 million, or 238%, also primarily due to incremental costs as a result of the NewPage acquisition along with the accelerated depreciation recognized as part of the shutdown of a pulp dryer and paper machine at the Androscoggin mill.

Selling, general and administrative. Selling, general and administrative expenses for year ended December 31, 2015 increased $117 million, or 167%, primarily due to incremental expenses as a result of the NewPage acquisition. As a percentage of sales, selling, general and administrative expenses were 6% for the year ended December 31, 2015 and 5% for the year ended December 31, 2014, respectively.  This increase was primarily attributable to transaction and integration costs related to the NewPage acquisition of $25 million during the year ended December 31, 2015, which are included in Selling, general and administrative expenses. Selling, general and administrative expenses are allocated to the paper and pulp segments based on relative sales volume.

Restructuring charges.  Restructuring charges for the year ended December 31, 2015 were $54 million, compared to $135 million for the year ended December 31, 2014. In 2015, restructuring charges consisted primarily of $16 million of severance and benefit costs related primarily to the production capacity reductions at our Androscoggin and Wickliffe mills, $16 million of severance and benefit costs related to efforts to integrate the legacy Verso and NewPage operations, and $12 million of expenses related to the sale of the Bucksport mill. Restructuring charges of approximately $46 million and $8 million were attributable to the paper segment and the pulp segment, respectively, for the year ended December 31, 2015.

Interest expense.  Verso’s interest expense for the year ended December 31, 2015 was $270 million, compared to $142 million for the year ended December 31, 2014.  Verso Holdings’ interest expense was $272 million for the year ended December 31, 2015 compared to $144 million for the year ended December 31, 2014. The change in interest expense year over year reflects the addition of the NewPage ABL Facility and NewPage Term Loan Facility, the 2015 First Lien Notes issued in connection with the NewPage acquisition and changes resulting from the completion of the second lien and subordinated notes exchange offers.

2014 Compared to 2013

Net Sales.  Net sales for 2014 decreased 7% to $1,297 million from $1,389 million in 2013, due to a 4% decline in total sales volume, or $57 million, and a 3% decrease in the average sales price, or $35 million, for all of our products in 2014 compared to 2013.

Net sales for our paper segment decreased 8% to $1,136 million in 2014 from $1,233 million in 2013, due to a 5% decrease in paper sales volume, or $58 million, and a 3% decline in average sales price per ton, or $39 million, of coated paper compared to last year. The decline in sales volume and price were driven by declining demand for coated papers.

Net sales for our pulp segment increased 3% in 2014 to $161 million from $156 million in 2013.  The average sales price per ton increased 3%, or $4 million, while the sales volume increased less than 1%, or $1 million, compared to 2013.

Cost of sales.  Cost of sales, excluding depreciation, amortization, and depletion, was $1,176 million in 2014 compared to $1,179 million in 2013.  Our gross margin, excluding depreciation, amortization, and depletion, was 9% for 2014 compared to 15% for 2013, reflecting higher coated paper prices in 2013, the change in our unrealized hedge positions due to market movements, and Bucksport related charges appearing in cost of sales. Depreciation, amortization, and depletion expenses were $91 million for 2014 compared to $105 million for 2013.

Selling, general, and administrative.  Selling, general, and administrative expenses were $70 million in 2014 compared to $74 million in 2013. As a percentage of sales, selling, general and administrative expenses were flat at 5% for the years ended December 31, 2015 and 2014.  Selling, general and administrative expenses are allocated to the paper and pulp segments based on relative sales volume.

Restructuring charges.  Restructuring charges in 2014 were $135 million, and consisted primarily of fixed asset and other impairment charges of $103 million and severance and benefit costs of $27 million related to the closure of the Bucksport mill. Restructuring charges for 2013 were $1 million, and consisted primarily of facility operations and personnel costs for the former Sartell mill site through the date of sale.

Interest expense.  Verso’s interest expense for 2014 was $142 million compared to $138 million in 2013.  Verso Holdings’ interest expense was $144 million in 2014 compared to $139 million in 2013.

Other loss, net.  Other loss, net was $39 million and $8 million for 2014 and 2013, respectively, and reflected costs incurred in connection with the NewPage acquisition.

Reconciliation of Net Income (Loss) to Adjusted EBITDA

EBITDA consists of earnings before interest, taxes, depreciation, and amortization.  Adjusted EBITDA reflects adjustments to EBITDA to eliminate the impact of certain items that we do not consider to be indicative of the performance. It is a financial term commonly used in our industry.  We use Adjusted EBITDA as a way of evaluating our performance relative to that of our peers.  We believe that Adjusted EBITDA is an operating performance measure that provides investors and analysts with a measure of ongoing operating results unaffected by differences in capital structures, capital investment cycles, and ages of related assets among otherwise comparable companies.

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

Because EBITDA and Adjusted EBITDA are not measurements determined in accordance with U.S. GAAP and are susceptible to varying calculations, EBITDA and Adjusted EBITDA, as presented, may not be comparable to similarly titled measures of other companies. You should consider our EBITDA and Adjusted EBITDA in addition to, and not as a substitute for, or superior to, our operating or net income or cash flows from operating activities, which are determined in accordance with GAAP.

The following table reconciles net loss to Adjusted EBITDA for the periods presented:

	VERSO
	Year Ended December 31,
(Dollars in millions)	2015	2014	2013
Reconciliation of net (loss) income to Adjusted EBITDA:
Net loss	$(422)	$(353)	$(111)
Income tax (benefit) expense	(3)	(3)	(1)
Interest expense, net	270	142	138
Depreciation, amortization, and depletion	308	91	105
EBITDA	$153	$(123)	$131
Restructuring charges(1)	59	141	1
Integration costs(2)	18	—	—
NewPage acquisition-related costs(3)	18	39	5
Reorganization charges(4)	10	—	—
Loss (gain) on disposal of fixed assets(5)	6	—	(4)
Hedge (gains) losses(6)	(3)	17	(14)
Equity award expense(7)	3	2	2
Trademark impairment(8)	—	6	2
Loss on extinguishment of debt, net(9)	—	—	3
Other items, net(10)	5	2	4
Adjusted EBITDA	$269	$84	$130

(1)
Costs primarily associated with severance and employee related costs and other restructuring charges associated with the NewPage acquisition, the shutdown of a pulp dryer and paper machine at the Androscoggin mill, the indefinite idling of the Wickliffe mill, and the closure of the Bucksport mill.

(2)	Integration costs associated with the NewPage acquisition.

(3)	Professional fees and other charges incurred in connection with the NewPage acquisition, including one-time impacts of purchase accounting.

(4)	Costs incurred in connection with advisory and legal services related to planning for company reorganization.

(5)	Realized losses (gains) on the sale of fixed assets.

(6)	Unrealized losses (gains) on energy-related derivative contracts.

(7)	Amortization of non-cash incentive compensation.

(8)	Non-cash impairment charge on trademarks.

(9)	Net losses related to debt refinancing.
(10) Miscellaneous non-cash and other earnings adjustments.

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

Liquidity and Capital Resources

Our primary sources of liquidity currently are existing cash on hand, subject to the terms of a cash collateral order with our lenders and approved by the Bankruptcy Court, borrowings under our DIP Facilities and cash flows generated from operations. Subsequent to and during pendency of filing the Chapter 11 petitions, we expect that our primary liquidity requirements will be to fund operations and make required payments under our DIP Facilities. Our ability to meet our DIP Facility requirements will be dependent on our ability to generate sufficient cash flows from operations.

Based on current financial projections, we expect to be able to continue to generate cash flows from operations in amounts sufficient to fund our operations, satisfy our interest and principal payment obligations on our DIP Facilities and pay administrative expenses including professional fees while under Chapter 11. We can make no assurances that our business will generate sufficient cash flows from operations to enable us to fund our operations, satisfy our interest and principal payment obligations or for other purposes.

See Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Chapter 11 Bankruptcy Proceedings and Plan of Reorganization” for additional information related to our recent filing of voluntary petitions for reorganization under Chapter 11 and the Plan.

Our recent financial results have included several years of operating losses, cash flows used in operations, stockholders’ deficit, and negative working capital, including debt classified as Current liabilities. We are a highly leveraged company, with $2.9 billion in borrowings outstanding under our existing financing arrangements as of December 31, 2015, including the NewPage Corp revolving credit facility, the “NewPage ABL Facility,” and floating rate senior secured term loan, the “NewPage Term Loan Facility.” Also as of December 31, 2015, we had $16 million available for future borrowings under the Verso Holdings revolving credit facilities and nothing available for future borrowings under the NewPage ABL Facility (see Note 8). As a result of our cash flow and liquidity concerns, we began evaluating potential alternatives for the restructuring of our balance sheet prior to December 31, 2015.

Our liquidity concerns were exacerbated by difficult market conditions which challenged our profitability and operating cash flows. Our negative cash flows from operations caused an inability to support our significant interest payments and debt maturities and a need to refinance and/or extend the maturities of our outstanding debt. These liquidity matters raised substantial doubt about our ability to continue as a going concern. We engaged PJT Partners L.P. to provide us with restructuring and transactional services and O’Melveny & Myers LLP to provide us with restructuring legal advice and assistance. As of December 31, 2015, we were not in compliance with certain of our debt covenants. In the fourth quarter of 2015, we began discussions with certain of our creditor constituencies to explore potential restructuring alternatives. Subsequent to year end, on January 26, 2016, the Debtors filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in Bankruptcy Court (see Note 23). Our restructuring is expected to occur through a court-supervised Chapter 11 bankruptcy proceeding. While we have entered into the RSA with our creditors, the implementation of the terms of such agreement through the Plan is subject to court approval and is subject to implementation risks as described in Note 23. As a result, all of our debt (excluding the $23 million loan from Verso Finance Holdings to Chase NMTC Verso Investment Fund), is classified as Current liabilities in the accompanying Consolidated Balance Sheet as of December 31, 2015.

Verso’s and Verso Holdings’ cash flows from operating, investing and financing activities, as reflected in the accompanying Consolidated Statements of Cash Flows, are summarized in the following table.

	VERSO			VERSO HOLDINGS
	Year Ended December 31,			Year Ended December 31,
(Dollars in millions)	2015	2014	2013	2015	2014	2013
Net cash (used in) provided by:
Operating activities	$(266)	$(58)	$(27)	$(266)	$(58)	$(27)
Investing activities	111	(25)	(14)	111	(25)	(14)
Financing activities	153	78	(9)	153	78	(9)
Net change in cash and cash equivalents	$(2)	$(5)	$(50)	$(2)	$(5)	$(50)

Operating activities. In 2015, Verso’s net cash used in operating activities of $266 million reflects a net loss of $422 million adjusted for noncash depreciation, amortization, and accretion and asset impairment charges of $330 million and in increase in cash used by changes in working capital of $108 million.

Verso’s net cash used in operating activities of $58 million in 2014 reflected a net loss of $353 million adjusted for noncash depreciation, amortization, depletion, and accretion and asset impairment charges totaling $209 million and a decrease in cash used by changes in working capital of $82 million, which was primarily due to decreases in inventory and accounts receivable and increases in accrued liabilities.  In 2013, Verso’s net cash used in operating activities of $27 million reflected a net loss of $111 million adjusted for noncash depreciation, amortization, depletion, and accretion and asset impairment totaling $112 million and an increase in cash used by changes in working capital of $26 million, compared to 2012, which was primarily due to increases in inventory and accounts receivable and decreases in accounts payable. Verso Holdings’ operating cash flows are the same as those of Verso in all material respects.

Investing activities.  In 2015, Verso’s net cash provided by investing activities of $111 million reflects cash acquired in the NewPage acquisition of $128 million as well as proceeds from sale of assets of $51 million including the sale of the Bucksport mill and were offset by capital expenditures of $64 million.  This compares to net cash used in investing activities of $25 million in 2014, which reflected $42 million in capital expenditures, offset by other investing cash inflows of $15 million, primarily consisting of a deposit received from the buyer of the Bucksport mill. In 2013, net cash used in investing activities of $14 million reflected $41 million in capital expenditures, net of $14 million received from governmental grants associated with a renewable energy project.

Financing activities.  In 2015, Verso’s net cash provided by financing activities of $153 million resulted primarily from net borrowings on our revolving credit facilities. In 2014, Verso’s net cash provided by financing activities of $78 million consisted primarily from net borrowings on our revolving credit facilities offset by payments on the Second Priority Senior Secured Floating Rates Notes which matured in August 2014. In 2013, Verso’s net cash used in financing activities of $9 million consisted primarily of payments on the Verso Finance Senior Unsecured Term Loans. Verso Holdings’ distribution to Verso Finance for payment of the Senior Unsecured Term Loans is reflected as a return of capital in the Statement of Cash Flows.

Indebtedness.  As of December 31, 2015, the principal amount of Verso’s total indebtedness was $2,799 million and the principal amount of Verso Holdings’ total indebtedness was $2,822 million (including a $23 million loan from Verso Finance Holdings to Chase NMTC Verso Investment Fund).

DIP Financing - In connection with the Chapter 11 Filings, Verso Finance, Verso Holdings and certain of its subsidiaries entered into the Verso DIP Facility in an aggregate principal amount of up to $100 million, and NewPage Corp. and certain of its subsidiaries entered into the NewPage DIP ABL Facility in an aggregate principal amount of up to $325 million and the NewPage Term Loan DIP Facility in an aggregate principal amount of $350 million. The NewPage Term Loan DIP Facility consists of $175 million of new money term loans and $175 million of “rolled up” loans refinancing loan outstanding under the existing term loan facility of NewPage Corp. outstanding on the Petition Date (i.e., such loans were deemed to become loans under the NewPage Term Loan DIP Facility). On January 28, 2016, up to $550 million in loans under the DIP Facilities became available for borrowing following the entry of an order by the Bankruptcy Court approving the DIP Facilities on an interim basis on January 27, 2016. The Bankruptcy Court entered orders approving the DIP Facilities on a final basis on March 2, 2016. On March 7, 2016, NewPage Corp. borrowed the remaining approximately $55.4 million of new money loans available under the NewPage Term Loan DIP Facility, which it intends to use for general corporate purposes.

Verso DIP Facility
On January 26, 2016, Verso Holdings, Verso Finance, each of the subsidiaries of Verso Holdings party thereto, the lenders party thereto, Citibank, N.A., as administrative agent, Citigroup Global Markets Inc. and Wells Fargo Bank, N.A., as joint bookrunners and lead arrangers, and Wells Fargo Bank, N.A., as documentation agent, entered into a Superpriority Secured Debtor-in-Possession Credit Agreement, or the “Verso DIP Facility,” relating to an asset-backed credit facility in an aggregate principal amount of up to $100 million. The Verso DIP Facility also includes a sub-facility for letters of credit in an aggregate amount of up to $50 million. The Verso DIP Facility was entered into for working capital and general corporate purposes, including to refinance indebtedness under Verso Holdings’ existing first lien asset-backed revolving credit agreement.
The Verso DIP Facility matures on July 28, 2017 unless, prior to the end of such term, (a) a plan of reorganization filed in the Chapter 11 Cases is confirmed pursuant to an order entered by the Bankruptcy Court, or (b) the loans are accelerated and commitments terminated in accordance with the terms of the Verso DIP Facility.
Borrowings under the Verso DIP Facility bear interest at a rate equal to an applicable margin plus, at Verso Holdings’ option, either (a) a base rate determined by reference to the highest of (1) the U.S. federal funds rate plus 0.50%, (2) the prime rate of the administrative agent, and (3) the adjusted LIBO (as defined below) rate for a one-month interest period plus 1.00%, or (b) a eurocurrency rate, or “LIBOR,” determined by reference to the costs of funds for eurocurrency deposits in dollars in the London interbank market for the interest period relevant to such borrowing, adjusted for certain additional costs. The applicable margin for advances under the Verso DIP Facility is 1.50% for base rate advances and 2.50% for LIBO rate advances. Verso Holdings will pay commitment fees for the unused amount of commitments under the Verso DIP Facility at an annual rate equal to 0.75%.
Subject to minimum prepayment amounts, Verso Holdings has the right to prepay loans under the Verso DIP Facility at any time without prepayment penalty, other than customary “breakage” costs with respect to eurocurrency loans. The Verso DIP Facility is subject to mandatory prepayments equal to the amount that the excess availability thereunder falls below certain specified levels.
Verso Finance and certain subsidiaries of Verso Holdings, including Verso Paper LLC, Verso Inc., Verso Androscoggin LLC, Bucksport Leasing LLC, Verso Sartell LLC, Verso Quinnesec LLC, Verso Quinnesec REP Holding Inc., Verso Maine Energy LLC, Verso Fiber Farm LLC, nexTier Solutions Corporation and NewPage, have agreed to guarantee borrowings under the Verso DIP Facility. Such guarantors do not include NewPage LLC and its direct and indirect subsidiaries. The obligations under the Verso DIP Facility constitute, subject to carve-outs for certain fees and expenses, superpriority administrative expense claims in the Chapter 11 Cases, secured by a perfected first priority security interest and liens on the ABL priority collateral, which includes most inventory, accounts receivable, bank accounts and certain other assets of the loan parties to the Verso DIP Facility, and a perfected junior security interest and liens on the note priority collateral, which generally includes most other assets of the loan parties to the Verso DIP Facility.
The Verso DIP Facility contains provisions requiring the attainment of various milestones regarding a plan of reorganization to be submitted in connection with the Chapter 11 Cases, including an acceptable plan of reorganization becoming effective by July 11, 2017.
The Verso DIP Facility requires the maintenance of minimum EBITDA tested monthly based on amounts set forth therein and a minimum availability tested at the close of each business day of $5 million until July 28, 2016, $7.5 million from July 28, 2016 to January 28, 2017, and $10 million thereafter. The Verso DIP Facility also contains certain covenants which, among other things, and subject to certain exceptions, restrict Verso Holdings’ ability to incur additional debt or liens, pay dividends, repurchase its limited liability company interests, prepay certain other indebtedness, sell, transfer, lease, or dispose of assets, and make investments in or merge with another company. If Verso Holdings were to violate any of the covenants under the Verso DIP Facility and were unable to obtain a waiver, it would be considered a default. If Verso Holdings were in default under the Verso DIP Facility, no additional borrowings thereunder would be available until the default was waived or cured, and all obligations would become immediately due and payable. The Verso DIP Facility provides for customary events of default, including a cross-event of default provision in respect of post-petition or unstayed indebtedness in excess of $15 million and the NewPage DIP Facilities.

NewPage DIP Facilities
On January 26, 2016, NewPage LLC, NewPage Corp., each of the subsidiaries of NewPage Corp. party thereto, the lenders party thereto, Barclays Bank PLC, as administrative agent and collateral agent, BMO Harris Bank N.A., as co-collateral agent, Wells Fargo Bank, National Association, as syndication agent, and Barclays Bank PLC, BMO Capital Markets Corp and Wells Fargo Bank, National Association, as joint lead arrangers and joint bookrunners, entered into a Superpriority Senior Debtor-in-Possession Asset-Based Revolving Credit Agreement, or the “NewPage DIP ABL Facility,” relating to an asset-backed credit facility in an aggregate principal amount of up to $325 million. The NewPage DIP ABL Facility also includes a sub-facility for letters of credit in an aggregate amount of $100 million. On the same date, NewPage LLC, NewPage Corp., each of the subsidiaries of NewPage Corp. party thereto, the lenders party thereto, Barclays Bank PLC, as administrative agent and collateral agent, and Barclays Bank PLC, as lead arranger and bookrunner, entered into a Superpriority Senior Debtor-in-Possession Term Loan Agreement, or the “NewPage Term Loan DIP Facility” and, together with the NewPage DIP ABL Facility, the “NewPage DIP Facilities,” in an aggregate principal amount of up to $350 million consisting of $175 million of new money term loans and $175 million of “rolled up” loans refinancing loan outstanding under the existing term loan facility of NewPage Corp. and the other parties thereto. The NewPage DIP Facilities were entered into for working capital and general corporate purposes, including to refinance indebtedness under NewPage Corp.’s existing senior secured asset-backed revolving credit facility.
Each of the NewPage DIP Facilities matures on July 28, 2017 unless, prior to the end of such term, (a) a plan of reorganization filed in the Chapter 11 Cases is confirmed pursuant to an order entered by the Bankruptcy Court, (b) a sale is consummated of all or substantially all of the assets of the debtors under the NewPage DIP Facilities, or (c) the loans are accelerated and commitment terminated in accordance with the terms of the NewPage DIP Facilities.
Borrowings under the NewPage DIP Facilities bear interest at a rate equal to an applicable margin plus, at NewPage Corp.’s option, either (a) a base rate determined by reference to the highest of (1) the U.S. federal funds rate plus 0.50%, (2) the prime rate of the administrative agent, and (3) the adjusted LIBO rate for a one-month interest period plus 1.00%, or (b) a LIBO rate for the interest period relevant to such borrowing, adjusted for certain additional costs (provided that LIBO will be no less than 0% in the case of the NewPage DIP ABL Facility and no less than 1.50% in the case of the NewPage Term Loan DIP Facility). The applicable margin for advances under the NewPage DIP ABL Facility is 1.50% for base rate advances and 2.50% for LIBO rate advances, and the applicable margin for advances under the NewPage Term Loan DIP Facility is 8.50% for base rate advances and 9.50% for LIBO rate advances. Interest that accrues from time to time on any “rolled up” term loans under the NewPage Term Loan DIP Facility will be capitalized, compounded and added to the unpaid principal amount of such “rolled up” loans on the applicable interest payment date. NewPage Corp. will pay commitment fees for the unused amount of commitments under the NewPage DIP Facilities at an annual rate equal to 0.375%.
Subject to minimum prepayment amounts, NewPage Corp. has the right to prepay loans under the NewPage DIP Facilities at any time without prepayment penalty, other than customary “breakage” costs. The NewPage DIP Facilities are subject to mandatory prepayments resulting from incurrence of indebtedness not permitted by the NewPage DIP Facilities, sales of collateral exceeding specified thresholds, and, in the case of the NewPage DIP ABL Facility, usage exceeding the availability thereunder.
NewPage LLC, and all of NewPage Corp.’s existing and future direct and indirect wholly owned subsidiaries, or the “NewPage Guarantors,” subject to certain exceptions, have agreed to guarantee borrowings under the NewPage DIP Facilities. Debt outstanding under the NewPage DIP Facilities is secured by substantially all of the assets of NewPage Corp. and the guarantors under the NewPage DIP Facilities, subject to certain exceptions.
Subject to carveouts for certain fees and expenses, the obligations under the NewPage DIP ABL Facility constitute superpriority administrative expense claims in the Chapter 11 Cases, secured by a perfected first priority security interest and liens with respect to most inventory, accounts receivable, bank accounts and certain other assets of NewPage Corp. and the NewPage Guarantors (the “ABL Priority Collateral”), and a perfected junior priority security interest and liens with respect to the Term Loan Priority Collateral (as defined below). Subject to carveouts for certain fees and expenses, the obligations under the NewPage Term DIP Facility constitute superpriority administrative expense claims in the Chapter 11 Cases, secured by a perfected first priority security interest and liens with respect all of the loan party’s collateral that is not ABL Priority Collateral, or the “Term Loan Priority Collateral,” and a perfected junior priority security interest and liens with respect to ABL Priority Collateral.
The NewPage DIP Facilities contain provisions requiring the attainment of various milestones regarding a plan of reorganization to be submitted in connection with the Chapter 11 Cases, including an acceptable plan of reorganization becoming effective July 11, 2017.

The NewPage DIP ABL Facility requires the maintenance of minimum EBITDA tested monthly based on amounts set forth therein and a minimum availability at any time of $15 million until January 28, 2017, increasing to $20 million thereafter. The NewPage Term Loan DIP Facility requires the maintenance of minimum EBITDA tested monthly based on amounts set forth therein, and contains covenants relating to minimum cumulative collections tested monthly based on amounts set forth therein. The NewPage DIP Facilities also contain certain covenants which, among other things, and subject to certain exceptions, restrict NewPage Corp.’s ability to incur additional debt or liens, pay dividends, repurchase its common stock, prepay certain other indebtedness, sell, transfer, lease, or dispose of assets, and make investments in or merge with another company. If NewPage Corp. were to violate any of the covenants under the NewPage DIP Facilities and were unable to obtain a waiver, it would be considered a default. If NewPage Corp. were in default under the NewPage DIP Facilities, no additional borrowings under the applicable facility would be available until the default was waived or cured, and all obligations would become immediately due and payable. The NewPage DIP Facilities provide for customary events of default, including a cross-event of default provision in respect of post-petition or unstayed indebtedness in excess of $15 million and other debtor-in-possession financing, including those for Verso Finance, Verso Holdings, and certain of their subsidiaries.
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

Contractual Obligations

The following table reflects our contractual obligations and commercial commitments as of December 31, 2015. Commercial commitments include lines of credit, guarantees, and other potential cash outflows resulting from a contingent event that requires our performance pursuant to a funding commitment.

As previously noted, we and substantially all of our direct and indirect subsidiaries filed voluntary petitions for relief under Chapter 11 of Title 11 of the United States Code in Bankruptcy Court on January 26, 2016. In connection with the Chapter 11 Filings, Verso Finance, Verso Holdings and certain of its subsidiaries entered into the Verso DIP Facility for an aggregate principal amount of up to $100 million, and NewPage Corp. and certain of its subsidiaries entered into the NewPage DIP ABL Facility for an aggregate principal amount of up to $325 million and the NewPage Term Loan DIP Facility for an aggregate principal amount of $350 million. The NewPage Term Loan DIP Facility consists of $175 million of new money term loans and $175 million of roll up loans refinancing loan outstanding under the existing term loan facility of NewPage Corp. outstanding on the Petition Date. Further information on the terms of the DIP Facilities is included below under “-Liquidity and Capital Resources-Verso DIP Facility” and “-Liquidity and Capital Resources-NewPage DIP Facilities.” The table below does not reflect payment obligations under our DIP Facilities entered in January 2016.

Also, on March 26, 2016, we filed a Plan with the Bankruptcy Court. Terms of the Plan, which are subject in all respects to the specific terms and definitions set forth in the Plan, include, but are not limited to the elimination of much of our outstanding indebtedness and the issuance of 100% of Verso’s equity (subject to dilution by the Plan Warrants issued to certain creditors and equity issued to our employees under a potential management incentive plan) to our existing creditors in exchange for elimination of such indebtedness. Because we can provide no assurances that the Plan as currently contemplated will be adopted, we have not reflected the changes to our debt obligations in the table below if the Plan were to be adopted.

	Payments due by period
		Less than			More than
(Dollars in millions)	Total	1 year	1-3 years	3-5 years	5 years
Verso Holdings LLC
Debt(1)	$3,857	$356	$761	$2,288	$452
Loan from Verso Paper Finance Holdings LLC	60	2	3	3	52
Operating leases	22	8	11	2	1
Purchase obligations(2)	283	89	76	58	60
Other long-term liabilities(3)	42	1	7	4	30
Total contractual obligations for Verso Holdings	4,264	456	858	2,355	595
Debt for Verso Finance	60	2	3	3	52
Eliminate loans from affiliates	(120)	(4)	(6)	(6)	(104)
Total contractual obligations for Verso	$4,204	$454	$855	$2,352	$543

(1)
Debt includes principal payments, commitment fees, and interest payable.  A portion of interest expense is at a variable rate and has been calculated using current LIBOR.  Note that as a result of our Chapter 11 Filings on January 26, 2016, our expected debt payments are anticipated to change upon approval of the Plan. Also note that as of December 31, 2015, all of our debt (excluding the $23 million loan from Verso Finance Holdings to Chase NMTC Verso Investment Fund), is classified as Current liabilities in the accompanying Consolidated Balance Sheet as of December 31, 2015.

(2)
Purchase obligations include unconditional purchase obligations for power purchase agreements (gas and electricity), machine clothing, and other commitments for advertising, raw materials, or storeroom inventory.

(3)	Other long-term liabilities reflected above represent the gross amount of asset retirement obligations.

In 2016, we expect to make cash contributions of approximately $26 million to the pension plans and approximately $7 million to the postretirement benefit plans.
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

We are primarily focused on serving the following end-user segments: general commercial print, catalogs and magazines. Coated paper demand is primarily driven by advertising and print media usage.  Advertising spending and magazine and catalog circulation tend to correlate with gross domestic product, or “GDP,” in the United States, as they rise with a strong economy and contract with a weak economy, which impacts media spend which further impacts magazine and catalog subscriptions.

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

We reach our end-users through several channels, including printers, brokers, paper merchants, and direct sales to end-users.  We sell and market our products to approximately 300 customers. During 2015, Veritiv Corporation accounted for approximately 20% of our total net sales.

Interest Rates

We have issued fixed- and floating-rate debt in order to manage our variability to cash flows from interest rates.  Borrowings under the revolving credit facilities accrue interest at variable rates.  A 100 basis point increase in quoted interest rates on our outstanding floating-rate debt as of December 31, 2015, would increase annual interest expense by $11 million.  While we may enter into agreements limiting our exposure to higher interest rates, any such agreements may not offer complete protection from this risk.

Since December 31, 2015, we and substantially all of our direct and indirect subsidiaries filed voluntary petitions for relief under Chapter 11 of Title 11 of the United States Code in Bankruptcy Court. In connection with our Chapter 11 proceedings, we entered into DIP Facilities. Borrowings under the DIP Facilities accrue interest at a variable rate.

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

We do not hedge the entire exposure of our operations from commodity price volatility for a variety of reasons.  To the extent that we do not hedge against commodity price volatility, our results of operations may be affected either favorably or unfavorably by a shift in the future price curve. As of December 31, 2015, we had liabilities for net unrealized losses of $3 million on open commodity contracts with maturities of one to nine months.  These derivative instruments involve the exchange of net cash settlements, based on changes in the price of the underlying commodity index compared to the fixed price offering, at specified intervals without the exchange of any underlying principal.  A 10% decrease in commodity prices as of December 31, 2015 would have an immaterial negative impact on the fair value of such instruments.  This quantification of exposure to market risk does not take into account the offsetting impact of changes in prices on anticipated future energy purchases.

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

Energy.  In 2015, we produced approximately 53% of our energy needs for our paper mills from sources such as waste wood, waste water, hydroelectric facilities, liquid biomass from our pulping process, and internal energy cogeneration facilities.  Our external energy purchases vary across each of our mills and include fuel oil, natural gas, coal, and electricity.  While our internal energy production capacity and ability to switch between certain energy sources mitigates the volatility of our overall energy expenditures, we expect prices for energy to remain volatile for the foreseeable future.  We utilize derivatives contracts as part of our risk management strategy to manage our exposure to market fluctuations in energy prices.

Off-Balance Sheet Arrangements

None.

Item 8. Financial Statements and Supplementary Data

Verso Corporation
Verso Paper Holdings LLC

Consolidated Financial Statements
For the Years Ended December 31, 2015, 2014, and 2013

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING - VERSO CORPORATION

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of Verso Corporation‘s internal control over financial reporting as of December 31, 2015, based upon the guidelines established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Verso Corporation‘s internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America.

Based on the results of our evaluation, our management concluded that Verso Corporation‘s internal control over financial reporting was effective as of December 31, 2015. We reviewed the results of management’s assessment with our Audit Committee.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING - VERSO PAPER HOLDINGS LLC

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of Verso Paper Holdings LLC’s internal control over financial reporting as of December 31, 2015, based upon the guidelines established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Verso Paper Holdings LLC’s internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America.

Based on the results of our evaluation, our management concluded that Verso Paper Holdings LLC’s internal control over financial reporting was effective as of December 31, 2015. We reviewed the results of management’s assessment with our Audit Committee.

REPORT OF DELOITTE & TOUCHE LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM, ON CONSOLIDATED FINANCIAL STATEMENTS

To the Board of Directors and Stockholders of Verso Corporation:

We have audited the accompanying consolidated balance sheets of Verso Corporation and subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements for the year ended December 31, 2015 have been prepared assuming that the Company will continue as a going concern. As discussed in Notes 1 and 23 to the consolidated financial statements, the Company is experiencing recurring net losses and cash used in operating activities, and as of December 31, 2015 has an equity deficit, an excess of current liabilities over current assets, and failed to comply with certain debt covenant requirements. Also, in January 2016, the Company failed to make certain required interest payments and filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans concerning these matters are also discussed in Note 23 to the consolidated financial statements. The consolidated financial statements do not include adjustments that might result from the outcome of this uncertainty.

/s/ Deloitte & Touche LLP

Memphis, Tennessee
April 14, 2016

REPORT OF DELOITTE & TOUCHE LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM, ON CONSOLIDATED FINANCIAL STATEMENTS

To the Board of Directors and Member of Verso Paper Holdings LLC:

We have audited the accompanying consolidated balance sheets of Verso Paper Holdings LLC, and subsidiaries, (the “Company”), a wholly-owned subsidiary of Verso Paper Finance Holdings LLC, as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), changes in member’s equity, and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements for the year ended December 31, 2015 have been prepared assuming that the Company will continue as a going concern. As discussed in Notes 1 and 23 to the consolidated financial statements, the Company is experiencing recurring net losses and cash used in operating activities, and as of December 31, 2015 has an equity deficit, an excess of current liabilities over current assets, and failed to comply with certain debt covenant requirements. Also, in January 2016, the Company failed to make certain required interest payments and filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans concerning these matters are also discussed in Note 23 to the consolidated financial statements. The consolidated financial statements do not include adjustments that might result from the outcome of this uncertainty.

/s/ Deloitte & Touche LLP

Memphis, Tennessee
April 14, 2016

CONSOLIDATED BALANCE SHEETS

	VERSO		VERSO HOLDINGS
	December 31,		December 31,
(Dollars in millions)	2015	2014	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$4	$6	$4	$6
Accounts receivable, net	226	88	226	88
Inventories	484	110	484	110
Assets held for sale	5	61	5	61
Prepaid expenses and other assets	32	11	32	11
Total current assets	751	276	751	276
Property, plant, and equipment, net	1,857	531	1,857	531
Intangibles and other assets, net	102	48	125	71
Total assets	$2,710	$855	$2,733	$878
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$113	$63	$113	$63
Accrued liabilities	267	205	267	206
Debt	2,879	30	2,879	30
Liabilities related to assets held for sale	—	2	—	2
Total current liabilities	3,259	300	3,259	301
Long-term debt	—	1,274	23	1,297
Other liabilities	634	65	630	60
Total liabilities	3,893	1,639	3,912	1,658
Commitments and contingencies (Note 18)	—	—	—	—
Equity:
Preferred stock -- par value $0.01 (20,000,000 shares authorized, no shares issued)	—	—	n/a	n/a
Common stock -- par value $0.01 (250,000,000 shares authorized with 82,115,543 shares issued and 81,874,254 outstanding on December 31, 2015, and with 53,434,698 shares issued and 53,336,634 outstanding on December 31, 2014)	1	1	n/a	n/a
Treasury stock -- at cost (241,289 shares on December 31, 2015 and 98,064 shares on December 31, 2014)	(1)	—	n/a	n/a
Paid-in-capital	321	222	332	234
Retained deficit	(1,402)	(980)	(1,409)	(987)
Accumulated other comprehensive loss	(102)	(27)	(102)	(27)
Total deficit	(1,183)	(784)	(1,179)	(780)
Total liabilities and equity	$2,710	$855	$2,733	$878

See notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

	VERSO			VERSO HOLDINGS
	Year Ended December 31,			Year Ended December 31,
(Dollars in millions, except per share amounts)	2015	2014	2013	2015	2014	2013
Net sales	$3,122	$1,297	$1,389	$3,122	$1,297	$1,389
Costs and expenses:
Cost of products sold (exclusive of depreciation, amortization and depletion)	2,727	1,176	1,179	2,727	1,176	1,179
Depreciation, amortization and depletion	308	91	105	308	91	105
Selling, general and administrative expenses	187	70	74	187	70	74
Restructuring charges	54	135	1	54	135	1
Other operating expense (income)	1	—	(4)	1	—	(4)
Operating (loss) income	(155)	(175)	34	(155)	(175)	34
Interest income	—	—	—	(2)	(2)	(2)
Interest expense	270	142	138	272	144	139
Other loss, net	—	39	8	—	39	8
Loss before income taxes	(425)	(356)	(112)	(425)	(356)	(111)
Income tax benefit	(3)	(3)	(1)	(3)	—	—
Net loss	$(422)	$(353)	$(111)	$(422)	$(356)	$(111)
Loss per common share:
Basic	$(5.19)	$(6.62)	$(2.09)
Diluted	(5.19)	(6.62)	$(2.09)
Weighted average common shares outstanding (in thousands):
Basic	81,295	53,293	53,124
Diluted	81,295	53,293	53,124

See notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	VERSO			VERSO HOLDINGS
	Year Ended December 31,			Year Ended December 31,
(Dollars in millions)	2015	2014	2013	2015	2014	2013
Net loss	$(422)	$(353)	$(111)	$(422)	$(356)	$(111)
Other comprehensive (loss) income:
Defined benefit pension plan:
Pension liability adjustment	(78)	(17)	11	(78)	(17)	11
Amortization of net loss and prior service cost	3	1	3	3	1	3
Other comprehensive (loss) income	(75)	(16)	14	(75)	(16)	14
Comprehensive loss	$(497)	$(369)	$(97)	$(497)	$(372)	$(97)

See notes to Consolidated Financial Statements.

VERSO CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2015, 2014, AND 2013
(Dollars in millions, shares in thousands)	Common Shares	Common Stock	Treasury Shares	Treasury Stock	Paid-in- Capital	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity (Deficit)
Balance - December 31, 2012	52,951	$1	(55)	$—	$218	$(516)	$(25)	$(322)
Net loss	—	—	—	—	—	(111)	—	(111)
Other comprehensive income	—	—	—	—	—	—	14	14
Common stock issued for restricted stock, net	296	—	(19)	—	—	—	—	—
Equity award expense	—	—	—	—	2	—	—	2
Balance - December 31, 2013	53,247	1	(74)	—	220	(627)	(11)	(417)
Net loss	—	—	—	—	—	(353)	—	(353)
Other comprehensive loss	—	—	—	—	—	—	(16)	(16)
Treasury shares acquired	—	—	(24)	—	—	—	—	—
Stock option exercise	42	—	—	—	—	—	—	—
Common stock issued for restricted stock, net	146	—	—	—	—	—	—	—
Equity award expense	—	—	—	—	2	—	—	2
Balance - December 31, 2014	53,435	1	(98)	—	222	(980)	(27)	(784)
Net loss	—	—	—	—	—	(422)	—	(422)
Other comprehensive loss	—	—	—	—	—	—	(75)	(75)
Treasury shares acquired	—	—	(143)	(1)	—	—	—	(1)
Stock option exercise	14	—	—	—	—	—	—	—
Common stock issued for restricted stock, net	357	—	—	—	—	—	—	—
Stock issued for NewPage acquisition	13,607	—	—	—	46	—	—	46
Stock issued for convertible warrants	14,702	—	—	—	50	—	—	50
Equity award expense	—	—	—	—	3	—	—	3
Balance - December 31, 2015	82,115	$1	(241)	$(1)	$321	$(1,402)	$(102)	$(1,183)

See notes to Consolidated Financial Statements.

VERSO PAPER HOLDINGS LLC
CONSOLIDATED STATEMENTS OF CHANGES IN MEMBER’S EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2015, 2014, AND 2013
(Dollars in millions)	Paid-in- Capital	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Total Member’s Equity (Deficit)
Balance - December 31, 2012	$324	$(520)	$(25)	$(221)
Return of capital	(95)	—	—	(95)
Net loss	—	(111)	—	(111)
Other comprehensive income	—	—	14	14
Equity award expense	2	—	—	2
Balance - December 31, 2013	231	(631)	(11)	(411)
Contribution from parent	1	—	—	1
Net loss	—	(356)	—	(356)
Other comprehensive loss	—	—	(16)	(16)
Equity award expense	2	—	—	2
Balance - December 31, 2014	234	(987)	(27)	(780)
Contribution from parent	95	—	—	95
Net loss	—	(422)	—	(422)
Other comprehensive loss	—	—	(75)	(75)
Equity award expense	3	—	—	3
Balance - December 31, 2015	$332	$(1,409)	$(102)	$(1,179)

See notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	VERSO			VERSO HOLDINGS
	Year Ended December 31,			Year Ended December 31,
(Dollars in millions)	2015	2014	2013	2015	2014	2013
Cash Flows From Operating Activities:
Net loss	$(422)	$(353)	$(111)	$(422)	$(356)	$(111)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation, amortization, and depletion	308	91	105	308	91	105
Noncash restructuring charges	7	103	—	7	103	—
Periodic pension expense (income)	(1)	8	9	(1)	8	9
Pension plan contributions	(28)	(8)	—	(28)	(8)	—
Amortization of debt issuance costs	6	8	5	6	8	5
Accretion of discount on long-term debt	3	1	1	3	1	1
Equity award expense	3	2	2	3	2	2
Loss (gain) on disposal of assets	7	—	(4)	7	—	(4)
Trademark impairment	—	6	2	—	6	2
Other, net	(9)	17	(14)	(9)	17	(14)
Changes in assets and liabilities (net of assets acquired):
Accounts receivable	24	17	(4)	24	17	(4)
Inventories	15	17	(6)	15	17	(6)
Prepaid expenses and other assets	(15)	(15)	5	(15)	(15)	5
Accounts payable	(91)	(22)	(8)	(91)	(22)	(8)
Accrued liabilities	(73)	70	(9)	(73)	73	(9)
Net cash used in operating activities	(266)	(58)	(27)	(266)	(58)	(27)
Cash Flows From Investing Activities:
Proceeds from sale of assets	51	1	28	51	1	28
Transfers from restricted cash, net	1	1	(1)	1	1	(1)
Capital expenditures	(64)	(42)	(41)	(64)	(42)	(41)
Cash acquired in acquisition	128	—	—	128	—	—
Other investing activities	(5)	15	—	(5)	15	—
Net cash provided by (used in) investing activities	111	(25)	(14)	111	(25)	(14)
Cash Flows From Financing Activities:
Borrowings on revolving credit facilities	723	433	145	723	433	145
Payments on revolving credit facilities	(567)	(340)	(145)	(567)	(340)	(145)
Debt issuance costs	—	(2)	—	—	(2)	—
Repayment of long-term debt	(3)	(13)	(9)	(3)	(13)	—
Return of capital	—	—	—	—	—	(9)
Net cash provided by (used in) financing activities	153	78	(9)	153	78	(9)
Change in cash and cash equivalents	(2)	(5)	(50)	(2)	(5)	(50)
Cash and cash equivalents at beginning of period	6	11	61	6	11	61
Cash and cash equivalents at end of period	$4	$6	$11	$4	$6	$11

Total interest paid	$246	$117	$129	$247	$118	$131
Total income taxes paid (received)	—	—	—	—	—	—

See notes to Consolidated Financial Statements.

VERSO CORPORATION AND VERSO PAPER HOLDINGS LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2015 AND 2014, AND FOR THE YEARS ENDED DECEMBER 31, 2015, 2014, AND 2013

1. SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Business — Verso Corporation is the ultimate parent entity and the sole member of Verso Paper Finance Holdings One LLC, which is the sole member of Verso Paper Finance Holdings LLC, which is the sole member of Verso Paper Holdings LLC.  As used in this report, the term “Verso” refers to Verso Corporation; the term “Verso Finance” refers to Verso Paper Finance Holdings LLC; the term “Verso Holdings” refers to Verso Paper Holdings LLC; the term “NewPage” refers to NewPage Holdings Inc., an indirect, wholly owned subsidiary of Verso; the term “NewPage Corp” refers to NewPage Corporation, an indirect, wholly owned subsidiary of NewPage; and the term for any such entity includes its direct and indirect subsidiaries when referring to the entity’s consolidated financial condition or results.  Unless otherwise noted, references to “Verso,” “we,” “us,” and “our” refer collectively to Verso Corporation and Verso Holdings.  Other than Verso’s common stock transactions, Verso Finance’s debt obligation and related financing costs and interest expense, Verso Holdings’ loan to Verso Finance, and the debt obligation of Verso Holdings’ consolidated variable interest entity to Verso Finance, the assets, liabilities, income, expenses and cash flows presented for all periods represent those of Verso Holdings in all material respects.  Unless otherwise noted, the information provided pertains to both Verso and Verso Holdings.

On January 3, 2014, Verso, Verso Merger Sub Inc., an indirect, wholly owned subsidiary of Verso, or “Merger Sub,” and NewPage entered into an Agreement and Plan of Merger, or the “Merger Agreement,” pursuant to which the parties agreed to merge Merger Sub with and into NewPage on the terms and subject to the conditions set forth in the Merger Agreement, with NewPage surviving the merger as an indirect, wholly owned subsidiary of Verso. On January 7, 2015, Verso consummated the previously announced acquisition of NewPage through the merger of Merger Sub with and into NewPage, or the “NewPage acquisition,” pursuant to the Merger Agreement. As a result of the merger of Merger Sub with and into NewPage, Merger Sub’s separate corporate existence ceased and NewPage continued as the surviving corporation and an indirect, wholly owned subsidiary of Verso (see Note 4). As such, the Consolidated Financial Statements for the year ended December 31, 2015, include the results of operations of NewPage beginning January 7, 2015. In 2015, we changed our reporting increment from thousands to millions.

We operate in the following two market segments: paper and pulp (see Note 20).  Our core business platform is as a producer of coated freesheet and coated groundwood papers.  Our products are used primarily in media and marketing applications, including catalogs, magazines, and commercial printing applications such as high-end advertising brochures, annual reports, and direct-mail advertising.

Basis of Presentation — This report contains the Consolidated Financial Statements of Verso and Verso Holdings as of December 31, 2015 and 2014, and for the years ended December 31, 2015, 2014, and 2013.  Variable interest entities for which Verso or Verso Holdings is the primary beneficiary are also consolidated. Intercompany balances and transactions are eliminated in consolidation.

Going Concern — Our recent financial results have included several years of operating losses, cash flows used in operations, stockholders’ deficit, and negative working capital, including debt classified as Current liabilities. We are a highly leveraged company, with $2,799 million in borrowings outstanding under our existing financing arrangements as of December 31, 2015, including the NewPage Corp revolving credit facility, the “NewPage ABL Facility,” and floating rate senior secured term loan, the “NewPage Term Loan Facility.” Also as of December 31, 2015, we had $16 million available for future borrowings under the Verso Holdings revolving credit facilities and nothing available for future borrowings under the NewPage ABL Facility (see Note 8). As a result of our cash flow and liquidity concerns, we began evaluating potential alternatives for the restructuring of our balance sheet prior to December 31, 2015.

Our negative cash flows from operations caused an inability to support our significant interest payments and debt maturities and a need to refinance and/or extend the maturities of our outstanding debt. These liquidity matters raised substantial doubt about our ability to continue as a going concern. We engaged PJT Partners L.P. to provide us with restructuring and transactional services and O’Melveny & Myers LLP to provide us with restructuring legal advice and assistance. As of December 31, 2015, we were not in compliance with certain of our debt covenants. In the fourth quarter of 2015, we began discussions with certain of our creditor constituencies to explore potential restructuring alternatives. Subsequent to year end, on January 26, 2016, Verso and substantially all of its direct and indirect subsidiaries filed voluntary petitions for relief under Chapter 11 of Title 11 of the United States Code in Bankruptcy Court in the District of Delaware (see Note 23). The Chapter

11 Filings constituted an event of default and automatic acceleration under the agreements governing all of our debt (excluding the $23 million loan from Verso Finance Holdings to Chase NMTC Verso Investment Fund). Our restructuring is expected to occur through a court-supervised Chapter 11 bankruptcy proceeding. While we have reached a restructuring support agreement with our creditors holding at least a majority in principal amount of substantially all tranches of our funded debt, the implementation of the terms of such agreement through the Plan is subject to court approval and is subject to implementation risks as described in Note 23. As a result, all of our debt (excluding the $23 million loan from Verso Finance Holdings to Chase NMTC Verso Investment Fund) is classified as Current liabilities in the accompanying Consolidated Balance Sheet as of December 31, 2015.

The accompanying Consolidated Financial Statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should we be unable to continue as a going concern. Based on the factors discussed above, we have substantial doubt about our ability to continue as a going concern (see Note 23).

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

Major Planned Maintenance Costs — Costs for major planned maintenance shutdowns are deferred and then expensed ratably over the period until the next major planned shutdown, since we believe that operations benefit throughout that period from the maintenance work performed.  Routine maintenance costs are expensed as incurred.

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

Income Taxes — Verso and Verso Holdings account for income taxes using the liability method pursuant to ASC Topic 740, Income Taxes.  Under this method, we recognize deferred tax assets and liabilities for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and our reported amounts using enacted tax rates in effect for the year the differences are expected to reverse.  We record a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be realized.  We evaluate uncertain tax positions annually and consider whether the amounts recorded for income taxes are adequate to address our tax risk profile. We analyze the potential tax liabilities of specific transactions and tax positions based on management’s judgment as to the expected outcome.

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

Fair Value of Financial Instruments — The carrying amounts for cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued liabilities.  We determine the fair value of our debt based on market information and a review of prices and terms available for similar obligations.  See also Note 8, Note 11, Note 13, and Note 14 for additional information regarding the fair value of financial instruments.

Cash and Cash Equivalents — Cash and cash equivalents can include highly liquid investments with a maturity of three months or less at the date of purchase.

Inventories and Replacement Parts and Other Supplies — Inventory values include all costs directly associated with manufacturing products: materials, labor, and manufacturing overhead, and these values are presented at the lower of cost or market.  Costs of raw materials, work-in-progress, and finished goods are determined using the first-in, first-out method.  Replacement parts and other supplies are stated using the average cost method and are reflected in Inventories and Intangibles and other assets, net on the accompanying Consolidated Balance Sheet (see also Note 3 and Note 6).

Property, Plant, and Equipment — Property, plant, and equipment is stated at cost, net of accumulated depreciation. Interest is capitalized on projects meeting certain criteria and is included in the cost of the assets.  The capitalized interest is depreciated over the same useful lives as the related assets.  Interest costs of approximately $2 million were capitalized in each of the years ended 2015 and 2014.  Expenditures for major repairs and improvements are capitalized, whereas normal repairs and maintenance are expensed as incurred.

Depreciation and amortization are computed using the straight-line method for all assets over the assets’ estimated useful lives.  Estimated useful lives are as follows:

Years
Building	20 - 40
Machinery and equipment	10 - 20
Furniture and office equipment	3 - 10
Computer hardware and software	3 - 6
Leasehold improvements	Over the shorter of the lease term or the useful life of the improvements

Intangible Assets — We account for intangible assets in accordance with ASC Topic 350, Intangibles – Goodwill and Other.  Intangible assets primarily consist of trademarks, customer-related intangible assets, and patents obtained through business acquisitions.  The useful lives of trademarks were determined to be indefinite and, therefore, these assets are not amortized.  Customer-related intangible assets are amortized over their estimated useful lives of approximately twenty to twenty-five years.  Patents are amortized over their remaining legal lives of ten years.  The impairment evaluation of the carrying amount of intangible assets with indefinite lives is conducted annually or more frequently if events or changes in circumstances indicate that an asset might be impaired.

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

Allowance for Doubtful Accounts — We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of customers to make required payments.  We manage credit risk related to our trade accounts receivable by continually monitoring the creditworthiness of our customers to whom credit is granted in the normal course of business.  Trade accounts receivable balances were approximately $215 million at December 31, 2015, compared to $84 million at December 31, 2014. As of December 31, 2015, our largest customer accounted for approximately 19% of our accounts receivable.

We establish our allowance for doubtful accounts based upon factors surrounding the credit risks of specific customers, historical trends, and other information.  Based on this assessment, an allowance is maintained that represents what is believed to be ultimately uncollectible from such customers.  The allowance for doubtful accounts was approximately $1 million at December 31, 2015 and December 31, 2014.

Deferred Financing Costs — We record costs incurred in connection with borrowings or establishment of credit facilities as contra-liabilities in accordance with ASU 2015-03 (see Note 2).  These costs are amortized as an adjustment to interest expense over the life of the borrowing or life of the credit facilities using the effective interest method.  In the case of early debt principal repayments, we adjust the carrying value of the corresponding deferred financing costs with a charge to interest expense, and similarly adjust the future amortization expense.

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

As of December 31, 2015 and 2014, approximately $1 million of restricted cash was included in Intangibles and other assets, net in the accompanying Consolidated Balance Sheets related to asset retirement obligations in the state of Michigan.  These cash deposits are required by the state and may only be used for the future closure of a landfill.

The following table presents activity related to our asset retirement obligations. Long-term obligations are included in Other liabilities and current portions are included in Accrued liabilities in the accompanying Consolidated Balance Sheets:

	Year Ended December 31,
(Dollars in millions)	2015	2014
Asset retirement obligations, January 1	$8	$13
Liabilities assumed in the NewPage acquisition	9	—
Settlement of existing liabilities	(2)	—
Accretion expense	1	1
Adjustments to existing liabilities	—	(4)
Liabilities related to assets held for sale	—	(2)
Asset retirement obligations, December 31	16	8
Less: Current portion	—	—
Non-current portion of asset retirement obligations, December 31	$16	$8

The increase in the liability for the year ended December 31, 2015 was primarily attributable to the assumption of the asset retirement obligation liabilities associated with landfills acquired in connection with the NewPage acquisition.

In addition to the above obligations, we may be required to remove certain materials from our facilities or to remediate them in accordance with current regulations that govern the handling of certain hazardous or potentially hazardous materials.  At this time, any such obligations have an indeterminate settlement date, and we believe that adequate information does not exist to reasonably estimate any such potential obligations.  Accordingly, no liability for such remediation was recorded.

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

Pension and other postretirement benefits — Pension plans cover substantially all of our employees.  The defined benefit plans are funded in conformity with the funding requirements of applicable government regulations.  Prior service costs are amortized on a straight-line basis over the estimated remaining service periods of employees.  Certain employees are covered by defined contribution plans.  Our contributions to these plans are based on a percentage of employees’ compensation or employees’ contributions.

Accumulated Other Comprehensive Income (Loss) — The following table summarizes the changes in Accumulated other comprehensive income (loss) by balance type for the years ended December 31, 2015 and 2014:

(Dollars in millions)	Defined Benefit Pension Items
Accumulated other comprehensive loss as of December 31, 2013	$(11)
Amounts reclassified from Accumulated other comprehensive loss to Cost of products sold	1
Pension liability adjustment	(17)
Net decrease in other comprehensive loss	(16)
Accumulated other comprehensive loss as of December 31, 2014	(27)
Amounts reclassified from Accumulated other comprehensive loss to Cost of products sold	3
Pension liability adjustment	(78)
Net decrease in other comprehensive loss	(75)
Accumulated other comprehensive loss as of December 31, 2015	$(102)

Troubled Debt Restructuring — We have accounted for a portion of our 11.75% Senior Secured Notes issued in 2012 and all of our 13% Second Priority Secured Notes and 16% Senior Subordinated Notes, both issued in 2015, in accordance with ASC 470-60 by recording the value exchanged and amortizing the amount in excess of par over the life of the notes. Debt is considered to have been modified in a troubled debt restructuring, or “TDR,” when, due to a borrower's financial difficulties, the lender makes concessions to the borrower that it would not otherwise consider for a non-troubled borrower. Modifications may include principal adjustments, interest rate adjustments, additional equity transfers, interest only payments for an extended period of time, or protracted terms such as amortization and maturity beyond the customary length of time found in the normal market place (see Note 8).

NewPage Acquisition — We have accounted for the NewPage Acquisition in accordance with ASC 805 by recognizing and measuring the total consideration transferred to and the assets acquired and liabilities assumed at their estimated fair values. The allocation of the purchase price to the fair values of assets acquired and liabilities assumed in the NewPage acquisition includes necessary adjustments to reflect the estimated fair values of NewPage’s assets and liabilities at the completion of the NewPage acquisition. The valuations reflected herein consist of appraisals, discounted cash flow analyses, or other appropriate valuation techniques to determine the fair value of the assets acquired and liabilities assumed (see Note 4).
2. RECENT ACCOUNTING DEVELOPMENTS

Accounting Changes Implemented
ASC Topic 205, Presentation of Financial Statements and ASC Topic 360, Property, Plant, and Equipment. In April 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which changes the criteria for determining which disposals can be presented as discontinued operations and modifies the related disclosure requirements. This guidance should be applied prospectively to new disposals and new classifications of disposal groups as held for sale after the effective date, which is fiscal years beginning on or after December 15, 2014, and interim periods within those annual periods. The adoption of this amendment in the first quarter of 2015 did not have a material impact on the presentation of our Consolidated Financial Statements.

ASC Topic 835, Interest. In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs. This ASU changes the presentation of debt issuance costs in financial statements. Under the ASU, an entity presents such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs will continue to be reported as interest expense. This guidance is effective for periods beginning after December 15, 2015 with early adoption permitted. In accordance with the amendment guidance, we elected to early adopt the new requirement as of December 31, 2015.

As of December 31, 2015, approximately $18 million of net debt issuance costs is included in Debt (see Note 8). The retrospective application of this guidance resulted in approximately $23 million of net debt issuance costs being reclassified from Intangibles and other assets to Long-term debt as of December 31, 2014.

ASC Topic 815, Derivatives and Hedging. In August 2015, the FASB issued ASU 2015-13, Application of the Normal Purchases and Normal Sales Scope Exception to Certain Electricity Contracts within Nodal Energy Markets. This ASU allows the application of the normal purchases and normal sales scope exception to energy purchases or sales in nodal energy markets. According to ASU 2015-13, the use of locational marginal pricing by an independent system operator to determine a transmission charge or credit in a nodal energy market would not constitute a net settlement of a forward contract for the purchase or sale of electricity, even when legal title to the electricity is conveyed to the independent system operator during transmission. The guidance is effective upon issuance and must be applied prospectively. The adoption of ASU 2015-13 did not have an impact on our Consolidated Financial Statements.

ASC Topic 740, Income Taxes. In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes, which addresses the balance sheet classification of deferred taxes. This update requires that deferred tax liabilities and assets be classified as noncurrent in the classified statement of financial position. The amendment is effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. We elected to early adopt the new requirement. The amendment was adopted for the December 31, 2015 Consolidated Balance Sheet and prior period were not retrospectively reclassified.

Future Accounting Changes
ASC Topic 606, Revenue from Contracts with Customers. In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. This guidance will replace all current GAAP guidance on this topic and eliminate all industry-specific guidance. The new revenue recognition standard provides a unified model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. This guidance was effective for periods beginning after December 15, 2016 and can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption; however, in August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date, which defers the effective date to annual reporting periods beginning after December 15, 2017. We are evaluating the impact of adopting this new accounting standard on our Consolidated Financial Statements.

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

Other new accounting pronouncements issued but not effective until after December 31, 2015, are not expected to have a significant effect on our consolidated financial statements.

3. INVENTORIES

	December 31,
(Dollars in millions)	2015	2014
Raw materials	$91	$19
Work-in-process	58	9
Finished goods	256	62
Replacement parts and other supplies - current portion	79	20
Inventories	$484	$110
Amounts presented in the Consolidated Balance Sheets and the table above are adjusted for valuation allowances.

4. ACQUISITIONS AND DISPOSITIONS

NewPage Acquisition - On January 3, 2014, Verso, Merger Sub, and NewPage entered into a Merger Agreement pursuant to which the parties agreed to merge Merger Sub with and into NewPage on the terms and subject to the conditions set forth in the Merger Agreement, with NewPage surviving the merger as an indirect, wholly owned subsidiary of Verso. On January 7, 2015, Verso consummated the NewPage acquisition pursuant to the Merger Agreement. As a result of the merger, NewPage became a direct, wholly owned subsidiary of Verso Holdings. The NewPage acquisition provides Verso with assets in a complementary geographic area, a broader portfolio of products, and strategic flexibility to reduce operating costs.

Verso has incurred transaction and integration costs related to the NewPage acquisition of $25 million during the year ended December 31, 2015, which were included in Selling, general and administrative expenses in the accompanying Consolidated Statements of Operations. For the year ended December 31, 2014, Verso incurred transaction costs of $39 million, related to the NewPage acquisition, which were included in Other loss, net in the accompanying Consolidated Statements of Operations.
As consideration for the NewPage acquisition, Verso issued (a) $650 million aggregate principal amount of New First Lien Notes and (b) 13,607,693 shares of Verso common stock in exchange for all the outstanding common stock of NewPage. Also, as of the date that NewPage became an indirect wholly owned subsidiary of Verso, NewPage had an existing $750 million NewPage Term Loan Facility and $350 million NewPage ABL Facility of which $734 million and $100 million, respectively were outstanding. As a condition of allowing the acquisition to proceed, the Antitrust Division of the U.S. Department of Justice entered into a settlement with Verso and NewPage that required NewPage to divest its paper mills in Biron, Wisconsin, and Rumford, Maine, which occurred prior to the acquisition of NewPage.

Accounting consideration for the NewPage acquisition was as follows:

(Dollars in millions)
13,607,693 shares of Verso common stock valued at January 7, 2015 closing price	$46
$650 face value New First Lien Notes valued at January 7, 2015 closing price	663
Accounting consideration	$709
Items above represent non-cash investing and financing activities (see cash flow statement).
The valuations reflected herein consist of appraisals, discounted cash flow analyses, or other appropriate valuation techniques to determine the fair value of the assets acquired and liabilities assumed. The allocation of the purchase price to the fair values of assets acquired and liabilities assumed in the NewPage acquisition includes necessary adjustments to reflect the estimated fair values of NewPage’s assets and liabilities at the completion of the NewPage acquisition. The allocation of the purchase price was as follows:

(Dollars in millions)
Cash	$128
Current assets, excluding cash	578
Property, plant, and equipment	1,574
Other long-term assets	43
Current liabilities	(277)
Current portion of long-term debt	(3)
Non-current pension and other postretirement benefit obligations	(476)
Other long-term liabilities	(58)
Long-term debt	(800)
Net assets acquired	$709
The operating results of NewPage are included in Verso’s financial statements from January 7, 2015 through December 31, 2015. The determination of net sales and net loss attributable to the acquired operations during this period and included in Verso’s Consolidated Statements of Operations was not practicable as the operations are integrated with the consolidated operations.
The unaudited pro forma financial information below presents results as if the NewPage acquisition and the related financing, further described in Note 8, occurred on January 1, 2014. The historical consolidated financial information of Verso and NewPage has been adjusted in the pro forma information to give effect to pro forma events that are directly attributable to the transactions and factually supportable. As NewPage’s divestiture of its paper mills in Biron, Wisconsin, and Rumford, Maine, occurred prior to the acquisition of NewPage, their historical results have been excluded from the pro forma results below.
The unaudited pro forma results do not reflect events that have occurred or may occur after the transactions, including the costs of any integration activities or benefits that may result from realization of future cost savings from operating efficiencies, or any revenue, tax, or other synergies expected to result from the NewPage acquisition. Accordingly, the unaudited pro forma financial information is not necessarily indicative of the results of operations had the transactions been effected on the assumed date, nor is it necessarily an indication of future operating results.
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

	Pro Forma
	Year Ended
(Unaudited)	December 31,
(Dollars in millions, except per share data)	2015	2014
Revenues	$3,155	$3,648
Net loss	(391)	(564)
Earnings per share - basic and diluted	$(4.78)	$(6.92)
Weighted-average common shares outstanding - basic and diluted (in thousands)	81,759	81,509
Sale of Bucksport Mill - On January 29, 2015, Verso consummated a sale of equity interests in Verso subsidiaries that owned the Bucksport mill and related assets to AIM Development (USA) LLC, an indirect, wholly owned subsidiary of American Iron & Metal Company Inc., or “AIM.” At the end of 2014, based on our disposition plans, we recorded asset impairment charges and write-offs of $103 million, as the carrying value of the assets held for sale were in excess of the fair value less the costs to sell. The impairment charge was included in Restructuring charges (see also Note 16) in our accompanying Consolidated Statements of Operations for the year ended December 31, 2014.

Sale of Verso Fiber Farm LLC - In 2013, we closed the sale of substantially all of the assets of Verso Fiber Farm LLC as well as the sale of substantially all of the assets at our former Sartell mill. The related gains on sale were reflected in Other operating income in the accompanying Consolidated Statements of Operations for the year ended December 31, 2013.

Assets Held for Sale - As of December 31, 2015, we had certain hydroelectric generation facilities associated with our Androscoggin pulp and paper mill located in Jay, Maine classified as held for sale on the Consolidated Balance Sheet (see Note 23). As of December 31, 2014, the Bucksport mill and related assets were classified as held for sale on the Consolidated Balance Sheet.

Assets and liabilities held for sale at December 31, 2015 and 2014, respectively, were comprised of the following:

	December 31,	December 31,
(Dollars in millions)	2015 (1)	2014 (2)
Prepaid expenses and other assets	$—	$1
Property, plant, and equipment, net	5	59
Intangibles and other assets, net	—	1
Assets held for sale	$5	$61
Asset retirement obligations and other liabilities	$—	$(2)
Liabilities related to assets held for sale	$—	$(2)
(1) Recorded at carrying value as the expected proceeds less costs to sell exceed carrying value.
(2) Recorded at fair value less cost to sell.

5. PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment were as follows:

	December 31,
(Dollars in millions)	2015	2014
Land and land improvements	$107	$26
Building and leasehold improvements	327	112
Machinery, equipment, and other	2,267	1,082
Construction-in-progress	30	15
Property, plant, and equipment, gross	2,731	1,235
Accumulated depreciation	(874)	(704)
Property, plant, and equipment, net	$1,857	$531

Depreciation expense was $302 million, $90 million, and $104 million for the years ended December 31, 2015, 2014, and 2013, respectively. Property, plant, and equipment at December 31, 2015, and 2014 include $9 million and $1 million, respectively, of capital expenditures that were unpaid and included in accounts payable and accrued liabilities.

In the third quarter of 2015, we announced plans to make production capacity reductions at our Androscoggin and Wickliffe mills. As a result, we recognized $58 million of accelerated depreciation which is included in Depreciation, amortization and depletion in our accompanying Consolidated Statements of Operations for the year ended December 31, 2015. Given the capacity reductions, we conducted a Step 1 impairment test and concluded that the undiscounted estimated future cash flows associated with the remaining long-lived assets exceeded their carrying value and no impairment was recorded.

In 2014, based on our plans to dispose of certain assets held by the legal entities that comprise the Bucksport mill (Verso Bucksport LLC and Verso Bucksport Power LLC), we recorded a fixed asset impairment charge of $89 million, as the carrying value of the assets held for sale were in excess of the fair value less the cost to sell. The fair value was determined based on the December 5, 2014 membership purchase agreement for the sale of the Bucksport mill. The impairment charge was included in Restructuring charges (see also Note 16) in our accompanying Consolidated Statements of Operations.

6. INTANGIBLES AND OTHER ASSETS

Intangibles and other assets consist of the following:

	VERSO		VERSO HOLDINGS
	December 31,		December 31,
(Dollars in millions)	2015	2014	2015	2014
Amortizable intangible assets:
Customer relationships, net of accumulated amortization of $15 million on December 31, 2015, and $9 million on December 31, 2014	$28	$4	$28	$4
Unamortizable intangible assets:
Trademarks	10	10	10	10
Other assets:
Major planned maintenance	34	21	34	21
Replacement parts and other supplies, net	6	3	6	3
Loan to affiliate	—	—	23	23
Restricted cash	3	3	3	3
Other	21	7	21	7
Total other assets	64	34	87	57
Intangibles and other assets, net	$102	$48	$125	$71

Amortization expense of intangibles was $6 million, $1 million, and $1 million, respectively, for the years ended December 31, 2015, 2014, and 2013.

The estimated future amortization expense for intangible assets over the next five years is as follows:

(Dollars in millions)
2016	5
2017	4
2018	3
2019	3
2020	2

When events or circumstances indicate that the carrying amount of an asset may not be recoverable, we assess the potential impairment of intangibles and other long-lived assets by comparing the expected undiscounted future cash flows to the carrying value of those assets. During 2015, we completed our annual impairment test of intangibles and determined that there was no impairment as the fair value of intangibles exceeded their carrying value at December 31, 2015. In 2014, we determined that sufficient indicators of a potential impairment of our trademarks existed and we performed an interim analysis of our trademarks for impairment. As a result of our analysis, we determined that the carrying value of our trademarks exceeded their fair value, which was determined using a level 3 fair value measurement. This fair value determination was made using the income approach, which required us to estimate unobservable factors such as a royalty rate and discount rate and identify relevant projected revenue. We recognized an impairment charge of $6 million based on a projected reduction of revenues driven primarily by a decline in U.S. demand. The trademark impairment charge was included in Cost of products sold in our accompanying Consolidated Statement of Operations.

In performing our annual impairment test, for our trademarks during 2013, we determined that the carrying value of our trademarks exceeded their fair value, and recognized an impairment charge of $2 million based on a projected reduction of revenues driven primarily by a decline in U.S. demand. The trademark impairment charge was included in Cost of products sold on our accompanying Consolidated Statement of Operations.

7. ACCRUED LIABILITIES

A summary of accrued liabilities is as follows:

	VERSO		VERSO HOLDINGS
	December 31,		December 31,
(Dollars in millions)	2015	2014	2015	2014
Accrued interest	$108	$78	$108	$78
Payroll and employee benefit costs	84	43	84	43
Accrued sales rebates	30	12	30	12
Restructuring costs	12	24	12	24
Accrued taxes - other than income	9	1	9	2
Accrued transaction costs(1)	6	25	6	25
Freight and other	18	22	18	22
Accrued liabilities	$267	$205	$267	$206
(1) As of December 31, 2015, accrued transaction costs are attributable to advisory and legal services related to planning for company reorganization. As of December 31, 2014, accrued transaction costs are attributable to professional fees and other charges incurred in connection with the NewPage acquisition.

8. DEBT

A summary of our debt is as follows:

		December 31, 2015			December 31, 2014
(Dollars in millions)	Original Maturity	Interest Rate	Balance	Par Value	Balance	Par Value
Verso Holdings
Verso Androscoggin Power LLC Revolving Credit Facility	2/6/2015	—%	$—	$—	$30	$30
Revolving Credit Facilities	5/4/2017	4.36%	99	99	63	63
11.75% Senior Secured Notes - 2012	1/15/2019	11.75%	423	418	424	418
11.75% Senior Secured Notes - 2015	1/15/2019	11.75%	655	645	—	—
11.75% Secured Notes - 1.5 Lien Notes	1/15/2019	11.75%	272	272	272	272
13% Second Priority Senior Secured Notes	8/1/2020	13.00%	268	181	299	299
16% Senior Subordinated Notes	8/1/2020	16.00%	88	65	102	102
8.75% Second Priority Senior Secured Notes	2/1/2019	8.75%	96	97	96	97
11.38% Senior Subordinated Notes	8/1/2016	11.38%	41	41	41	41
Chase NMTC Verso Investment Fund LLC
Loan from Verso Finance	12/29/2040	6.50%	23	23	23	23
NewPage Corp
Revolving Credit Facility	2/11/2019	3.71%	250	250	—	—
Floating Rate Senior Secured Term Loan	2/11/2021	9.50%	705	731	—	—
Less: Debt issuance costs			(18)	—	(23)	—
Total debt for Verso Holdings(1)			$2,902	$2,822	$1,327	$1,345
Verso Finance
Loan from Verso Holdings	12/29/2040	6.50%	23	23	23	23
Less: Loans from affiliates			(46)	(46)	(46)	(46)
Total debt for Verso Corporation(2)			2,879	2,799	1,304	1,322
(1) Total debt for Verso Holdings after offsetting with debt issuance costs. Balance except for Loan from Verso Finance is shown in Current liabilities on the accompanying Consolidated Balance Sheets as of December 31, 2015.
(2) Total debt for Verso Corporation after offsetting with debt issuance costs. Balance is shown in Current liabilities on the accompanying Consolidated Balance Sheet as of December 31, 2015.

We estimate the fair value of our long-term debt based on market information and a review of prices and terms available for similar obligations.  Our debt is classified as Level 2 within the fair value hierarchy (see also Note 14). As of December 31, 2015, the fair value of Verso’s total debt was $804 million, and the fair value of Verso Holdings’ total debt was $828 million. As of December 31, 2014, the estimated fair value of Verso’s total debt was $1,059 million, and the estimated fair value of Verso Holdings’ total debt was $1,082 million.

As described in Note 1 all of our debt (excluding the $23 million loan from Verso Finance Holdings to Chase NMTC Verso Investment Fund), is classified as Current liabilities in the accompanying Consolidated Balance Sheet as of December 31, 2015.

On January 26, 2016, Verso announced that the company and substantially all of its direct and indirect subsidiaries filed voluntary petitions for relief under Chapter 11 of Title 11 of the United States Code in the United States Bankruptcy Court for the District of Delaware, as further discussed in Note 23.

Amounts included in interest expense related to debt and amounts of cash interest payments on debt are as follows:

	VERSO			VERSO HOLDINGS
	Year Ended December 31,			Year Ended December 31,
(Dollars in millions)	2015	2014	2013	2015	2014	2013
Interest expense	$266	$136	$134	$268	$138	$135
Cash interest paid	246	117	129	247	118	131
Debt issuance cost amortization(1)	6	8	5	6	8	5
(1) Amortization of debt issuance cost is included in interest expense.

Verso Holdings

Verso Androscoggin Power LLC Revolving Credit Facility. In 2014, acting through a wholly owned subsidiary, Verso Androscoggin Power LLC, or “VAP,” Verso Holdings entered into a credit agreement providing for a $40 million revolving credit facility with Barclays Bank PLC and Credit Suisse AG, Cayman Islands Branch. On January 7, 2015, Verso consummated the NewPage acquisition, and the credit facility was terminated on February 4, 2015.

Revolving Credit Facilities.  In 2012, Verso Holdings entered into revolving credit facilities consisting of a $150 million asset-based loan facility, or “ABL Facility,” and a $50 million cash-flow facility, or “Cash Flow Facility.”  In connection with the revolving credit facilities, debt issuance costs of approximately $9 million were deferred and are being amortized over the life of the credit facilities.  Verso Holdings’ ABL Facility had $49 million outstanding balance, $30 million in letters of credit issued, and $16 million available for future borrowing as of December 31, 2015.  Verso Holdings’ Cash Flow Facility had $50 million outstanding balance, no letters of credit issued, and no availability for future borrowing as of December 31, 2015. The indebtedness under the revolving credit facilities bear interest at a floating rate based on a margin over a base rate or LIBOR.  As of December 31, 2015, the weighted-average interest rate on outstanding advances was 4.36%.  Verso Holdings is required to pay a commitment fee to the lenders in respect of the unused commitments under the ABL Facility at an annual rate of either 0.375% or 0.50%, based on daily average utilization, and under the Cash Flow Facility at an annual rate of 0.625%.

The indebtedness under each of the revolving credit facilities is guaranteed, jointly and severally, by Verso Finance and each of Verso Holdings’ subsidiaries, subject to certain exceptions, and the indebtedness and guarantees are senior secured obligations of Verso Holdings and the guarantors, respectively. The indebtedness under the ABL Facility and related guarantees are secured by first-priority security interests, subject to permitted liens, in substantially all of Verso Holdings’, Verso Finance’s, and the subsidiary guarantors’ (excluding, among other subsidiaries, NewPage Investment Company and its subsidiaries) inventory and accounts receivable, or “Verso ABL Priority Collateral,” and second-priority security interests, subject to permitted liens, in substantially all of their other assets, or “Notes Priority Collateral.”  The indebtedness under the Cash Flow Facility and related guarantees are secured, pari passu with the 2012 First Lien Notes and the 2015 First Lien Notes (each as defined below) and related guarantees, by first-priority security interests in the Notes Priority Collateral and second-priority security interests in the Verso ABL Priority Collateral. The revolving credit facilities have an original maturity date of May 4, 2017.

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

11.75% Senior Secured Notes due 2019. In 2012, Verso Holdings issued $345 million aggregate principal amount of 11.75% Senior Secured Notes due 2019.  In 2013, Verso Holdings issued an additional $73 million aggregate principal amount of its 11.75% Senior Secured Notes due 2019 to certain lenders holding approximately $86 million aggregate principal amount of Verso Finance’s senior unsecured term loans, and net accrued interest through the closing date, at an exchange rate of 85%, in exchange for the assignment to Verso Finance of all of its senior unsecured term loans and the cancellation of such loans. In accordance with ASC Topic 470-60, the notes were recorded at the senior unsecured term loan value exchanged and the amount in excess of par will be amortized over the life of the notes. Debt issuance costs of $3 million were expensed as incurred and recorded in Other loss, net on the accompanying Consolidated Statement of Operations for the year ended December 31, 2013. The exchange and funding of the principal and interest payments on the Senior Unsecured Term Loans were recorded as a Return of capital on Verso Holdings’ statement of member’s equity and the exchange of $86 million represents a non-cash financing activity on Verso Holding’s statement of cash flows. The 11.75% Senior Secured Notes due 2019 issued in 2012 and 2013 constitute one class of securities and are referred to herein as the “2012 First Lien Notes.”  The 2012 First Lien Notes bear interest, payable semi-annually, at the rate of 11.75% per year.  The 2012 First Lien Notes are guaranteed, jointly and severally, on a senior secured basis, by each of Verso Holdings’ existing domestic subsidiaries that guarantee the ABL Facility and the Cash Flow Facility and by each of its future domestic subsidiaries that guarantees certain of its debt or issues disqualified stock.  The 2012 First Lien Notes and related guarantees are senior secured obligations of Verso Holdings and the guarantors, respectively. The 2012 First Lien Notes and related guarantees are secured, pari passu with the Cash Flow Facility and related guarantees, by first-priority security interests in the Notes Priority Collateral and second-priority security interests in the Verso ABL Priority Collateral.  The 2012 First Lien Notes have an original maturity date of January 15, 2019.

On January 7, 2015, in connection with the consummation of the NewPage acquisition, Verso Holdings issued $650 million aggregate principal amount of 11.75% Senior Secured Notes due 2019, or the “2015 First Lien Notes,” to the stockholders of NewPage as partial consideration in the NewPage acquisition. The 2015 First Lien Notes constitute a separate class of securities from the 2012 First Lien Notes. The 2015 First Lien Notes bear interest, payable semi-annually, at the rate of 11.75% per year. The 2015 First Lien Notes are guaranteed, jointly and severally, on a senior secured basis, by each of Verso Holdings’ existing domestic subsidiaries that guarantee the ABL Facility and the Cash Flow Facility and by each of its future domestic subsidiaries that guarantees certain of its debt or issues disqualified stock (including NewPage Holdings Inc., but not guaranteed by any of its subsidiaries). The 2015 First Lien Notes and the related guarantees are secured, pari passu with the Cash Flow Facility and related guarantees, by first-priority security interests in the Notes Priority Collateral and second-priority security interests in the Verso ABL Priority Collateral. The 2015 First Lien Notes have an original maturity date of January 15, 2019.

11.75% Secured Notes due 2019. In 2012, Verso Holdings issued $272 million aggregate principal amount of 11.75% Secured Notes due 2019, or the “1.5 Lien Notes.” Debt issuance costs of approximately $5 million were deferred and are being amortized over the life of the notes. The 1.5 Lien Notes bear interest, payable semi-annually, at the rate of 11.75% per year. The 1.5 Lien Notes are guaranteed, jointly and severally, by each of Verso Holdings’ existing domestic subsidiaries that guarantee the ABL Facility and the Cash Flow Facility and by each of its future domestic subsidiaries that guarantees certain of its debt or issues disqualified stock. The 1.5 Lien Notes and related guarantees are senior secured obligations of Verso Holdings and the guarantors, respectively. The 1.5 Lien Notes and related guarantees are secured by security interests, subject to permitted liens, in substantially all of Verso Holdings’ and the guarantors’ tangible and intangible assets. The 1.5 Lien Notes and related guarantees are secured by liens that rank junior to those securing the obligations under the ABL Facility, the Cash Flow Facility, the 2012 First Lien Notes and the 2015 First Lien Notes and rank senior to those securing the New Second Lien Notes (as defined below). The 1.5 Lien Notes have an original maturity date of January 15, 2019.

13% Second Priority Senior Secured Notes due 2020. In July 2014, Verso Holdings commenced an offer to exchange any and all of the Verso Holdings’ outstanding 8.75% Second Priority Senior Secured Notes due 2019, or “Old Second Lien Notes,” for Second Priority Adjustable Senior Secured Notes, or “New Second Lien Notes,” and warrants issued by Verso that were mandatorily convertible on a one-for-one basis into shares of Verso’s common stock immediately prior to the NewPage acquisition, or “Warrants” (we refer to this exchange offer as the “Second Lien Notes Exchange Offer”). In August 2014, approximately $299 million aggregate principal amount of Old Second Lien Notes were tendered and accepted in exchange for a like amount of New Second Lien Notes and approximately 9.3 million Warrants in the Second Lien Notes Exchange Offer. The Warrants had no fair value at the date of the closing of the Second Lien Notes Exchange Offer. The New Second Lien Notes and related guarantees are secured by liens that rank junior to those securing the obligations under the ABL Facility, the Cash Flow Facility, the 2012 First Lien Notes, the 2015 First Lien Notes and the 1.5 Lien Notes.

On January 7, 2015, in connection with the consummation of the NewPage acquisition, the provisions of the New Second Lien Notes were adjusted as follows: (a) the principal amount was adjusted such that a holder of $1,000 principal amount of New Second Lien Notes immediately prior to the NewPage acquisition now holds $593.75 principal amount of New Second Lien Notes (and any adjusted New Second Lien Notes that did not bear an authorized denomination were rounded down); (b) the maturity date was extended from February 1, 2019, to August 1, 2020; (c) the interest rate was adjusted such that the New Second Lien Notes bear interest, payable semi-annually, from and after January 7, 2015 at a rate of 10% per year payable entirely in cash plus 3% per year payable entirely by increasing the principal amount of the outstanding New Second Lien Notes or by issuing additional New Second Lien Notes, as compared to an interest rate of 8.75% per year payable in cash prior to such adjustment; (d) the optional redemption provisions were adjusted as provided in the indenture governing the New Second Lien Notes; and (e) certain other terms and conditions of the New Second Lien Notes were modified as set forth in the indenture governing the New Second Lien Notes. As a result of the principal adjustment, the outstanding principal amount of the New Second Lien Notes was reduced by approximately $121 million from approximately $299 million before January 7, 2015, to approximately $178 million afterwards. For the year ended December 31, 2015, Verso Holdings deferred interest by increasing the principal amount of the outstanding New Second Lien Notes by approximately $3 million. As of December 31, 2015, there was approximately $181 million of principal amount outstanding of the New Second Lien Notes.

16% Senior Subordinated Notes due 2020. In July 2014, Verso Holdings also commenced an offer to exchange any and all of Verso Holdings’ outstanding 11.38% Senior Subordinated Notes due 2016, or “Old Subordinated Notes” for Adjustable Senior Subordinated Notes, or “New Subordinated Notes,” and Warrants (we refer to this exchange offer as the “Subordinated Notes Exchange Offer”). In August 2014, approximately $102 million aggregate principal amount of Old Subordinated Notes were tendered and accepted in exchange for a like amount of New Subordinated Notes and approximately 5.4 million Warrants in the Subordinated Notes Exchange Offer. The Warrants had no fair value at the date of the closing of the Subordinated Notes Exchange Offer.

On January 7, 2015, in connection with the consummation of the NewPage acquisition, the provisions of the New Subordinated Notes were adjusted as follows: (a) the principal amount was adjusted such that a holder of $1,000 principal amount of New Subordinated Notes immediately prior to the NewPage acquisition now holds $620 principal amount of New Subordinated Notes (and any adjusted New Subordinated Notes that did not bear an authorized denomination were rounded down); (b) the maturity date of the New Subordinated Notes was extended from August 1, 2016, to August 1, 2020; (c) the interest rate has been adjusted such that the New Subordinated Notes bear interest from and after January 7, 2015 at a rate of 11% per year payable entirely in cash plus 5% per year payable entirely by increasing the principal amount of the outstanding New Subordinated Notes or by issuing additional New Subordinated Notes, as compared to an interest rate of 11.38% per year payable in cash prior to such adjustment; (d) the optional redemption provisions were adjusted as provided in the indenture governing the New Subordinated Notes; and (e) certain other terms and conditions of the New Subordinated Notes were modified as set forth in the indenture governing the New Subordinated Notes. As a result of the principal adjustment, the outstanding principal amount of the New Subordinated Notes was reduced by approximately $39 million from approximately $102 million before January 7, 2015, to approximately $63 million afterwards. For the year ended December 31, 2015, Verso Holdings deferred interest by increasing the principal amount of the outstanding New Subordinated Notes by approximately $2 million. As of December 31, 2015, there was approximately $65 million of principal amount outstanding of the New Subordinated Notes.

Non-cash financing and investing activities for the year ended December 31, 2015 related to debt conversion include $50 million increase of paid in capital for stock issued for the convertible warrants discussed above and $19 million of accrued interest which was converted into long-term debt. For the years December 31, 2015, 2014, and 2013, our interest expense was reduced by $21 million, $2 million, and $2 million, respectively, as a result of debt modifications (see Statement of Cash Flows).

8.75% Second Priority Senior Secured Notes due 2019.  In 2011, Verso Holdings issued $396 million aggregate principal amount of Old Second Lien Notes. In August 2014, approximately $299 million aggregate principal amount of Old Second Lien Notes were tendered and accepted in exchange for a like amount of New Second Lien Notes and approximately 9.3 million Warrants in the Second Lien Notes Exchange Offer. Following the settlement of the Second Lien Notes Exchange Offer, approximately $97 million aggregate principal amount of the Old Second Lien Notes remain outstanding. The Old Second Lien Notes bear interest, payable semi-annually, at the rate of 8.75% per year.  The Old Second Lien Notes are guaranteed, jointly and severally, by each of Verso Holdings’ existing domestic subsidiaries that guaranteed the ABL Facility and the Cash Flow Facility as of the Second Lien Notes Exchange Offer, subject to certain exceptions. In August 2014, the Old Second Lien Notes were amended by a supplemental indenture so as to (a) eliminate or waive substantially all of the restrictive covenants contained in the indenture governing such notes, (b) eliminate certain events of default, (c) modify covenants regarding mergers and consolidations, and (d) modify or eliminate certain other provisions, including, in some cases, certain provisions relating to defeasance, contained in such indenture and such notes. In addition, as of August 2014, the Old Second Lien Notes are no longer secured by any collateral. The Old Second Lien Notes have an original maturity date of February 1, 2019.

11.38% Senior Subordinated Notes due 2016.  In 2006, Verso Holdings issued $300 million aggregate principal amount of Old Subordinated Notes. In August 2014, approximately $102 million aggregate principal amount of the Old Subordinated Notes were tendered and accepted in exchange for a like amount of New Subordinated Notes and approximately 5.4 million Warrants in the Subordinated Notes Exchange Offer. Following the settlement of the Subordinated Notes Exchange Offer, approximately $41 million aggregate principal amount of the Old Subordinated Notes remain outstanding. The Old Subordinated Notes bear interest, payable semi-annually, at the rate of 11.38% per year. The Old Subordinated Notes are guaranteed, jointly and severally, by each of Verso Holdings’ existing domestic subsidiaries that guarantee the ABL Facility and Cash Flow Facility, as of the Subordinated Notes Exchange Offer, subject to certain exceptions. The Old Subordinated Notes and related guarantees are unsecured senior subordinated obligations of Verso Holdings and the guarantors, respectively. In August 2014, the Old Subordinated Notes were amended by a supplemental indenture so as to (a) eliminate or waive substantially all of the restrictive covenants contained in the indenture governing such notes, (b) eliminate certain events of default, (c) modify covenants regarding mergers and consolidations, and (d) modify or eliminate certain other provisions, including, in some cases, certain provisions relating to defeasance, contained in such indenture and such notes. The Old Subordinated Notes have an original maturity date of August 1, 2016.

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

NewPage Corp

Revolving Credit Facility. In February 2014, NewPage Corp entered into a $350 million senior secured asset-backed revolving credit facility, or the “NewPage ABL Facility.” As of December 31, 2015, the NewPage ABL Facility had $250 million outstanding balance, $51 million letters of credit issued, and nothing available for future borrowing. Amounts drawn under the NewPage ABL Facility bear annual interest at either the LIBOR rate plus a margin of 1.75% to 2.25% per year or at a base rate plus a margin of 0.75% to 1.25% per year. The interest rate margins on the NewPage ABL Facility are subject to adjustments based on the daily average availability of the NewPage ABL Facility. As of December 31, 2015, the weighted-average interest rate on outstanding advances was 3.71%. NewPage Corp is required to pay a commitment fee to the lenders in respect of the unutilized commitments under the revolving credit facilities and other customary fees. The security interest with respect to the NewPage ABL Facility consists of a first-priority lien with respect to most inventory, accounts receivable, bank accounts, and certain other assets of NewPage Corp, or “NewPage ABL Priority Collateral,” and a second-priority lien with respect to all other NewPage Corp assets, or “NewPage Term Loan Priority Collateral.” The NewPage ABL Facility have an original maturity date of February 11, 2019.

The issuers and guarantors of Verso Holdings’ debt securities and the borrower and guarantors of Verso Holdings’ credit facilities do not guarantee the obligations under the NewPage ABL Facility, and the borrower and the guarantors under the NewPage ABL Facility do not guarantee the obligations under Verso Holdings’ debt securities and credit facilities.

Floating Rate Senior Secured Term Loan. In February 2014, NewPage Corp entered into a $750 million term loan facility, or “NewPage Term Loan Facility.” Amounts drawn under the NewPage Term Loan Facility bear annual interest at either the LIBOR rate plus a margin of 8.25% per year or at a base rate plus a margin of 7.25% per year. The interest in effect for the NewPage Term Loan Facility at December 31, 2015 was 9.50% per year. The security interest with respect to the NewPage Term Loan Facility consists of a first-priority lien with respect to the NewPage Term Loan Priority Collateral and a second-priority lien with respect to the NewPage ABL Priority Collateral. The NewPage Term Loan Facility has scheduled principal payments due quarterly that began on September 30, 2015. However, NewPage Corp has the right to prepay loans under the NewPage Term Loan Facility at any time without premium or penalty, other than customary “breakage” costs with respect to LIBOR rate loans, subject, however, to a prepayment premium for optional prepayments of the NewPage Term Loan Facility with a new or replacement term loan facility with an “effective” interest rate less than that applicable to the NewPage Term Loan Facility equal to (1) 2.00% if prepaid on or after the first anniversary of the closing date and prior to the second anniversary of the closing date and (2) 1.00% if prepaid on or after the second anniversary of the closing date and prior to the third anniversary of the closing date. The NewPage Term Loan Facility is subject to mandatory prepayments in amounts equal to (1) 100% of the net cash proceeds of indebtedness by NewPage Corp or any of its subsidiary guarantors other than indebtedness permitted under the NewPage Term Loan Facility, (2) 100% of the net cash proceeds of any non-ordinary course sale or other disposition of assets by NewPage Corp or any of its subsidiary guarantors (including as a result of casualty or condemnation) (with customary exceptions, thresholds, and reinvestment rights of up to 12 months or 18 months if contractually committed to within 12 months), and (3) 75% of “excess cash flow” for each fiscal year beginning with the fiscal year ending December 31, 2015, subject to possible step-downs based on total net first lien leverage ratio thresholds. On January 7, 2015, the outstanding principal amount of the NewPage Term Loan Facility was $734 million and was recorded at its fair value of $703 million (see Note 4). On December 2015, a scheduled principal payment on the NewPage Term Loan Facility of $3 million was made. Quarterly installments due are $9 million for each quarter ending in 2016, $14 million for each quarter ending in 2017 and $19 million for each quarter ending in 2018 through 2020 with the remaining balance due on February 11, 2021. The NewPage Term Loan Facility have an original maturity date of February 11, 2021.

The issuers and guarantors of Verso Holdings’ debt securities and the borrower and guarantors of Verso Holdings’ credit facilities do not guarantee the obligations under the NewPage Term Loan Facility, and the borrower and the guarantors under the NewPage Term Loan Facility do not guarantee the obligations under Verso Holdings’ debt securities and credit facilities.

The original scheduled principal payments required under the debt listed above during the years following December 31, 2015, are set forth below:

(Dollars in millions)	VERSO	VERSO HOLDINGS
2016	78	78
2017	155	155
2018	75	75
2019	1,756	1,756
2020	366	366
2021 and thereafter	413	436
Total debt	$2,843	$2,866

However, as discussed in Note 1, substantially all of our debt has been reclassified to Current liabilities on the accompanying Consolidated Balance Sheet as of December 31, 2015.

9. OTHER LIABILITIES

Other liabilities consist of the following:

	VERSO		VERSO HOLDINGS
	December 31,		December 31,
(Dollars in millions)	2015	2014	2015	2014
Pension benefit obligation	$528	$41	$528	$41
Other postretirement benefit obligation	30	—	30	—
Asset retirement obligations	16	8	16	8
Other employee related obligations	29	3	29	3
Non-controlling interests	8	8	8	8
Deferred income taxes	8	4	4	—
Other	15	1	15	—
Other liabilities	$634	$65	$630	$60

10. EARNINGS PER SHARE

The following table provides a reconciliation of Verso’s basic and diluted loss per common share:

	VERSO
	Year Ended December 31,
	2015	2014	2013
Net income (loss) available to common shareholders (in millions)	$(422)	$(353)	$(111)
Weighted average common stock outstanding (in thousands)	80,838	52,835	52,583
Weighted average restricted stock (in thousands)	457	458	541
Weighted average common shares outstanding - basic	81,295	53,293	53,124
Dilutive shares from stock options	—	—	—
Weighted average common shares outstanding - diluted	81,295	53,293	53,124
Basic loss per share	$(5.19)	$(6.62)	$(2.09)
Diluted loss per share	$(5.19)	$(6.62)	$(2.09)

In accordance with ASC Topic 260, Earnings Per Share, unvested restricted stock awards issued by Verso contain nonforfeitable rights to dividends and qualify as participating securities.  No dividends have been declared or paid in 2015, 2014, or 2013.

11. RETIREMENT AND OTHER POSTRETIREMENT BENEFITS

Defined Benefit Plans

The pension plans provide defined benefits based on years of service multiplied by a flat monetary benefit or based on a percentage of compensation as defined by the respective plan document.  Since the completion of the NewPage acquisition, we have maintained three additional plans: a cash balance defined benefit pension plan for salaried employees, a defined benefit pension plan for union hourly employees, and a plan covering other  postretirement and post-employment benefits , or “OPEB,” for certain employees.  As of December 31, 2015, all of our defined benefit pension plans are frozen to new entrants.  Further, all of our pension plans are frozen to new benefit accruals, with the exception of the NewPage union hourly plan which continues to provide service accruals toward their pension benefits but no longer provides multiplier increases.  The cash balance plan participants continue to earn annual interest credits, but no longer earn cash balance benefit credits.

The following table summarizes the components of net periodic pension cost for the years ended December 31, 2015, 2014, and 2013:

	Year Ended December 31,
(Dollars in millions)	2015	2014	2013
Components of net periodic pension cost:
Service cost	$11	$6	$7
Interest cost	65	4	3
Expected return on plan assets	(83)	(4)	(3)
Amortization of prior service cost	—	1	1
Amortization of actuarial loss	2	—	1
Curtailment	1	1	—
Special termination benefits	3	—	—
Net periodic pension cost	$(1)	$8	$9

During 2015, a loss related to curtailment and special termination benefits of approximately $4 million was recognized in Restructuring charges in the Consolidated Statements of Operations due to production capacity reductions at the Androscoggin mill. During 2014, a curtailment loss of approximately $1 million was recognized in Restructuring charges in the Consolidated Statements of Operations due to a reduction in headcount associated with the closure of the Bucksport mill.

The following table provides detail on prior service cost and net actuarial loss recognized in Accumulated other comprehensive loss at December 31, 2015 and 2014:

(Dollars in millions)	2015	2014
Amounts recognized in Accumulated other comprehensive loss:
Prior service cost	$—	$1
Net actuarial loss	103	26

The estimated net actuarial loss and prior service cost that will be amortized from Accumulated other comprehensive loss into net periodic pension cost during 2016 is $1 million and zero, respectively.

We make contributions that are sufficient to fund our actuarially determined costs, generally equal to the minimum amounts required by the Employee Retirement Income Security Act, or “ERISA.” We made contributions to the pension plans of $28 million in 2015, $8 million in 2014, and zero in 2013.  In 2016, we expect to make cash contributions of approximately $26 million to the pension plans. We expect no plan assets to be returned to the Company in 2016.

The following table sets forth a reconciliation of the pension plans’ benefit obligations, plan assets and funded status at December 31, 2015 and 2014:

	Year Ended December 31,
(Dollars in millions)	2015	2014
Change in Projected Benefit Obligation:
Benefit obligation at beginning of period	$103	$79
Acquisition of NewPage plans	1,603	—
Service cost	11	6
Interest cost	65	4
Actuarial loss (gain)	(33)	17
Benefits paid	(81)	(3)
Curtailment	1	—
Special termination benefits	3	—
Benefit obligation on December 31	$1,672	$103
Change in Plan Assets:
Plan assets at fair value, beginning of fiscal year	$62	$53
Acquisition of NewPage plans	1,164	—
Actual net return on plan assets	(29)	4
Employer contributions	28	8
Benefits paid	(81)	(3)
Plan assets at fair value on December 31	$1,144	$62
Underfunded projected benefit obligation recognized in other liabilities on the consolidated balance sheets	$(528)	$(41)

The accumulated benefit obligation at December 31, 2015 and 2014, is $1,672 million and $103 million, respectively.
The following table summarizes expected future pension benefit payments:

(Dollars in millions)
2016	$86
2017	89
2018	93
2019	95
2020	97
2021-2025	515

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

The actuarial assumptions used in the defined benefit pension plans were as follows:

	2015	2014	2013
Weighted average assumptions used to determine benefit obligations as of December 31:
Discount rate	4.17%	3.83%	4.75%
Rate of compensation increase	N/A	N/A	N/A
Weighted average assumptions used to determine net periodic pension cost for the fiscal year:
Discount rate	3.98%	4.75%	3.84%
Rate of compensation increase	N/A	N/A	N/A
Expected long-term return on plan assets	7.05%	6.50%	6.50%

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

The following table provides the pension plans’ asset allocation on December 31, 2015 and 2014:

	Allocation of Plan Assets
	2015	Allocation on	2014	Allocation on
	Targeted Allocation	December 31, 2015	Targeted Allocation	December 31, 2014
Fixed income:	50-70%		45-50%
Money market funds		2%		—%
Fixed income funds		40%		44%
Equity securities:	25-50%		40-45%
Domestic equity funds - large cap		28%		27%
Domestic equity funds - small cap		4%		12%
International equity funds		17%		6%
Other:	4-15%		5-15%
Hedge funds, private equity, real estate, commodities		9%		11%

ASC Topic 820 provides a common definition of fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  The fair value framework requires the categorization of assets and liabilities into three levels based upon the assumptions used to value the assets or liabilities (see Note 14).

The following table sets forth by level, within the fair value hierarchy, the pension plans’ assets at fair value as of December 31, 2015 and 2014.

(Dollars in millions)	Total	Level 1	Level 2	Level 3
December 31, 2015
Fixed income funds	$461	$87	$374	$—
Domestic equity funds - large cap	325	19	306	—
International equity funds	189	85	104	—
Domestic equity funds - small cap	51	7	44	—
Money market	19	19	—	—
Other (hedge funds, private equity, real estate, commodities)	99	6	41	52
Total assets at fair value	$1,144	$223	$869	$52
December 31, 2014
Fixed income funds	$28	$28	$—	$—
Domestic equity funds - large cap	17	17	—	—
Domestic equity funds - small cap	7	7	—	—
International equity funds	3	3	—	—
Other (hedge funds, private equity, real estate, commodities)	7	7	—	—
Total assets at fair value	$62	$62	$—	$—

Our Level 1 and Level 2 investments are comprised of investments in publicly traded mutual funds and common/collective trusts. Publicly traded mutual funds and common/collective trusts are valued using a Net Asset Value or “NAV” provided by the manager of each fund. The NAV is based on the underlying net assets owned by the fund, divided by the number of shares or units outstanding. The fair value of the underlying securities within the fund, which are generally traded on an active market, are valued at the closing price reported on the active market on which those individual securities are traded.

The following is additional information regarding Level 3 investments, held at December 31, 2015 that calculate net asset value per share (or its equivalent):

(Dollars in millions)	Fair Value	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Multi-Strategy Hedge Fund (a)	$4	$—	Quarterly	30 days
Debt Securities Hedge Fund (b)	32	—	Semi-Annually	90 days
Private Equity (c)	16	4	N/A	N/A
	$52	$4
_________
(a) The funds invest in equities, equity-related instruments, fixed income and other debt-related instruments, real estate and other tangible assets, cash and cash equivalents, options, futures, swaps and other derivatives. The fund utilizes leverage in its investment program and includes both long and short positions. The fund’s investment objective is to generate consistent, absolute returns with low volatility.

(b) The fund’s objective is to achieve superior risk-adjusted total returns by investing primarily in public and private non-investment grade and nonrated debt securities. Securities and other instruments acquired by the Fund may include all types of debt obligations consisting primarily of public and private non-investment grade and nonrated debt, convertible bonds, preferred stock, bank debt, middle market loans and notes, trade claims, liquidating trusts, assignments, options swaps and any other securities with fixed-income characteristics, including, without limitation, debentures, notes deferred interest, pay-in-kind or zero coupon bonds, mortgages and mortgage-backed securities, collateralized mortgage obligations, other real-estate related instruments. The fund may also acquire common or preferred stock, warrants to purchase common or preferred stock, and any other equity interests.

(c) This category consists of several private equity funds some of which invest in limited partnerships which make equity-oriented investments in young, growing or emerging companies or entities. Additionally, the funds can invest in limited partnerships or other pooled investment vehicles which, in turn, make investments in management buy-in, management buy-out, leveraged buy-out, mezzanine, special situation and recapitalization transactions or other partnerships either directly or purchased in the secondary market, as well as investments in mezzanine, distressed and venture debt. These funds invest in a wide range of industries primarily in the United States. These investments cannot be redeemed. Instead, distributions are received when the underlying assets of the funds are liquidated.

The following is a reconciliation of the beginning and ending balances of the fair value measurements using significant unobservable inputs for Level 3 assets for the pension plans as of December 31, 2015.

(Dollars in millions)	Total	Private Equity	Hedge Funds
Balance at December 31, 2014	$—	$—	$—
Acquisition of NewPage plans	84	18	66
Return on Plan Assets for Assets Sold During Year	—	—	—
Return on Plan Assets for Assets Held at Year End	3	2	1
Purchases/(Sales)	(35)	(4)	(31)
Transfers in/(Out)	—	—	—
Balance at December 31, 2015	$52	$16	$36

Other Postretirement and Post-employment Benefits

The following table sets forth a reconciliation of the other postretirement benefits and plan assets and also the funded status at December 31, 2015:

(Dollars in millions)	Year Ended December 31, 2015
Change in Projected Benefit Obligation:
Benefit obligation at beginning of period	$—
Acquisition of NewPage plans	47
Service cost	—
Interest cost	1
Plan amendments	(3)
Benefits paid	(7)
Actuarial (gain) or loss	(1)
Benefit obligation on December 31	$37
Change in Plan Assets:
Plan assets at fair value, beginning of fiscal year	$—
Employer contributions	7
Benefits paid	(7)
Plan assets at fair value on December 31	$—
Funded status at end of period	$(37)

(Dollars in millions)	Year Ended December 31, 2015
Included in the balance sheet:
Other current liabilities	$(7)
Other long-term obligations	$(30)
Total net asset (liability)	$(37)
Weighted average assumptions used to determine benefit obligations as of December 31:
Discount rate	3.73%
Weighted average assumptions used to determine net periodic pension cost for the fiscal year:
Discount rate	3.43%

The assumed discount rates used in determining the benefit obligations were determined by reference to the yield of a settlement portfolio from a universe of high quality bonds across the full maturity spectrum generally rated at Aa maturing in conjunction with the expected timing and amount of future benefit payments.

The following table summarizes the components of net periodic postretirement cost for the year ended December 31, 2015:

(Dollars in millions)	Year Ended December 31, 2015
Components of net periodic postretirement benefit cost:
Service cost	$—
Interest cost	1
Amortization of prior service cost	(3)
Net periodic postretirement benefit cost	$(2)

The annual rate of increase in healthcare costs is assumed to decline ratably each year until reaching 4.5% in 2030.

A one-percentage-point change in assumed retiree healthcare costs trend rates would have the following effects at December 31, 2015:

	Increase	Decrease

Effect on total service and interest cost components	N/A	N/A
Effect on accumulated postretirement benefit obligation	—	—

The following table provides detail on prior service cost and net actuarial loss recognized in Accumulated other comprehensive loss at December 31, 2015:

(Dollars in millions)	2015
Amounts recognized in Accumulated other comprehensive loss:
Prior service cost	$—
Net actuarial loss	(1)

There is no estimated net actuarial loss and prior service cost that will be amortized from Accumulated other comprehensive loss into net periodic pension cost during 2016.

The following table summarizes expected future postretirement benefit payments:

(Dollars in millions)
2016	$7
2017	6
2018	4
2019	4
2020	3
2021-2025	9

In 2016, we expect to make cash contributions of approximately $7 million to the postretirement benefit plans.

Defined Contribution Plans

We also sponsor defined contribution plans for certain employees. Employees may elect to contribute a percentage of their salary on a pre-tax basis, subject to regulatory limitations, into an account with an independent trustee which can then be invested in a variety of investment options at the employee’s discretion. We may also contribute to the employee’s account depending upon the requirements of the plan. For certain employees, these employer contributions may be in the form of a specified percentage of each employee’s total compensation or in the form of discretionary profit-sharing that may vary depending on the achievement of certain company objectives. Certain defined contribution benefits are provided in accordance with collective bargaining agreements.  Expense under these plans was $17 million, for the year ended December 31, 2015, and $5 million for each of the years ended December 31, 2014, and 2013.

We sponsor 401(k) plans to provide salaried and hourly employees an opportunity to accumulate personal funds and to provide additional benefits for retirement.  Employee contributions may be made on a before-tax or after-tax basis to the plan.  Employer matching contributions under the plans were $16 million for the year ended December 31, 2015, and $7 million for each of the years ended December 31, 2014 and 2013.

12. EQUITY AWARDS

Verso’s Amended and Restated 2008 Incentive Award Plan, or the “Incentive Plan,” authorizes the issuance of stock awards covering up to 11,000,000 shares of our common stock.  Under the Incentive Plan, stock awards may be granted to employees, consultants, and directors upon approval by the board of directors.

We have issued non-qualified stock options to certain non-employee directors that vest upon grant and expire 10 years from the date of grant.  We also have issued time-based non-qualified stock options to officers and management employees in 2015, 2014, and 2013.  The time-based options vest one to three years from the date of grant and expire seven years from the date of grant.

A summary of stock option plan activity for the years ended December 31, 2015, 2014, and 2013 is provided below:

(in millions)	Options Outstanding
December 31, 2012	4
Options granted	—
Forfeited	—
December 31, 2013	4
Options granted	2
Exercised	—
December 31, 2014	6
Options granted	3
Forfeited	(1)
Exercised	—
December 31, 2015	8
Options exercisable on December 31, 2015	4
Options expected to vest as of December 31, 2015	4

On December 31, 2015, options outstanding had exercise prices ranging from $0.15 to $5.93 and options exercisable had exercise prices ranging from $0.71 to $5.93.

On December 31, 2015, there was $4 million of unrecognized compensation cost related to stock options and $1 million of unrecognized compensation cost related to restricted stock awards.

We recognized equity award expense of $3 million for the year ended December 31, 2015, and $2 million for each of the years ended December 31, 2014 and 2013.

13. DERIVATIVE INSTRUMENTS AND HEDGES

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

The following table presents information about the volume and fair value amounts of our derivative instruments:

	December 31, 2015		December 31, 2014
(Dollars in millions)	MMBTUs	Fair Value Assets/(Liabilities)	MMBTUs	Fair Value Assets/(Liabilities)
Fixed price energy swaps:
Notional amount	1,620,000		1,876,475
Accrued liabilities		$(3)		$(6)

The following table presents information about the effect of our derivative instruments on the Consolidated Statements of Operations:

	(Loss) Gain Recognized on Derivatives
	Year Ended December 31,
(Dollars in millions)	2015	2014	2013
Fixed price energy swaps	$(4)	$4	$16
(Loss) gain recognized on derivatives is included in Cost of products sold.

14. FAIR VALUE OF FINANCIAL INSTRUMENTS

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

▪ Level 3:	Unobservable inputs reflecting management’s own assumption about the inputs used in pricing the asset or liability at the measurement date.

The following table summarizes the balances of assets and liabilities measured at fair value on a recurring basis and not otherwise disclosed:

(Dollars in millions)	Total	Level 1	Level 2	Level 3
December 31, 2015
Assets:
Investments related to deferred compensation plans	$4	$4	$—	$—
Liabilities:
Commodity swaps	$3	$—	$3	$—
December 31, 2014
Assets:
Investments related to deferred compensation plans	$4	$4	$—	$—
Liabilities:
Commodity swaps	$6	$—	$6	$—
Fair values are based on observable market data. Investments related to deferred compensation plans are included in Intangibles and other assets, net on the Consolidated Balance Sheets. Commodity swaps are included in Accrued liabilities on the Consolidated Balance Sheets.

15. RELATED PARTY TRANSACTIONS

Management Agreement — In connection with the acquisition of our business from International Paper Company on August 1, 2006, we entered into a management agreement with certain affiliates of Apollo Global Management, LLC, or “Apollo,” our then majority owner, relating to the provision of certain financial and strategic advisory services and consulting services, which will expire on August 1, 2018.  Under the management agreement, Apollo, upon providing notice to us, has the right to act, in return for additional fees to be mutually agreed by the parties to the management agreement, as our financial advisor or investment banker for any merger, acquisition, disposition, financing or similar transaction if we decide to engage someone to fill such role.  If Apollo exercises its right to act as our financial advisor or investment banker for any such transaction, and if we are unable to agree with Apollo on its compensation for serving in such role, then at the closing of any merger, acquisition, disposition or financing or similar transaction, we agreed to pay Apollo a fee equal to 1% of the aggregate enterprise value (including the aggregate value of equity securities, warrants, rights and options acquired or retained; indebtedness acquired, assumed or refinanced; and any other consideration or compensation paid in connection with such transaction).  We also agreed to indemnify Apollo and its affiliates and their directors, officers and representatives for losses relating to the services contemplated by the management agreement and the engagement of affiliates of Apollo pursuant to, and the performance by them of the services contemplated by, the management agreement. Apollo did not exercise its right to act as our financial advisor or investment banker for any such transaction in 2015, 2014 or 2013 and thus we made no payment to Apollo under the management agreement during those years.

Verso Quinnesec Renewable Energy Project — In 2010, Verso Quinnesec REP LLC, an indirect, wholly owned subsidiary of Verso Holdings, entered into a financing transaction with Chase NMTC Verso Investment Fund, LLC, or the “Investment Fund,” a consolidated variable interest entity (see Note 19).  Under this arrangement, Verso Holdings loaned $23 million to Verso Finance at an interest rate of 6.5% per year and with a maturity of December 29, 2040, and Verso Finance, in turn, loaned the funds on similar terms to the Investment Fund. The Investment Fund then contributed the loan proceeds to certain community development entities, which, in turn, loaned the funds on similar terms to Verso Quinnesec REP LLC as partial financing for the renewable energy project at our mill in Quinnesec, Michigan.  As of both December 31, 2015, and 2014, Verso Holdings had a $23 million long-term receivable due from Verso Finance, representing these funds and immaterial accrued interest receivable, while the Investment Fund had an outstanding loan of $23 million due to Verso Finance and immaterial accrued interest payable.  In addition, for each of the years ended December 31, 2015, 2014, and 2013, Verso Holdings recognized interest income from Verso Finance of $2 million and the Investment Fund recognized interest expense to Verso Finance of $2 million.

Transactions with Affiliates — We transact business with affiliates of Apollo from time to time.  Our product sales to Apollo affiliates were approximately $26 million for 2015, and our related accounts receivable were approximately $1 million as of December 31, 2015. Our product purchases from Apollo affiliates were negligible in the reporting periods.

16. RESTRUCTURING CHARGES
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
The following table details the charges incurred related primarily to the Bucksport mill closure in 2014 as included in Restructuring charges on our accompanying Consolidated Statements of Operations:

(Dollars in millions)	Year Ended December 31, 2015	Year Ended December 31, 2014	Cumulative Incurred
Property and equipment	$—	$89	$89
Severance and benefit costs	2	27	29
Write-off of spare parts, inventory and other assets	—	14	14
Write-off of purchase obligations and commitments	6	2	8
Other miscellaneous costs	4	3	7
Total restructuring charges	$12	$135	$147
Severance and benefit costs include approximately $1 million of non-cash pension expenses.
The following details the changes in our restructuring reserve liabilities related to the Bucksport shutdown during the year ended December 31, 2015 and 2014, which are included in Accrued liabilities on our Condensed Consolidated Balance Sheets:

	Year Ended December 31,
(Dollars in millions)	2015	2014
Beginning balance of reserve	$24	$—
Severance and benefit costs	—	26
Severance and benefit payments	(24)	(3)
Purchase obligations	6	1
Payments on purchase obligations	(8)	—
Severance and benefit reserve adjustments	2	—
Ending balance of reserve	$—	$24

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

The following table details the charges incurred related primarily to the NewPage acquisition and primarily attributable to the paper segment as included in Restructuring charges on our accompanying Condensed Consolidated Statements of Operations:

(Dollars in millions)	Year Ended December 31, 2015	Cumulative Incurred
Property and equipment - disposal	$4	$4
Severance and benefit costs	16	16
Total restructuring charges	$20	$20
The following details the changes in our restructuring reserve liabilities related to the NewPage acquisition during the year ended December 31, 2015, which are included in Accrued liabilities on our Condensed Consolidated Balance Sheets:

Year Ended
(Dollars in millions)	December 31, 2015
Beginning balance of reserve	$—
Severance and benefit costs	16
Severance and benefit payments	(11)
Ending balance of reserve	$5
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
The following table details the charges incurred related primarily to the Androscoggin/Wickliffe Capacity Reduction and primarily attributable to the paper segment as included in Restructuring charges on our accompanying Condensed Consolidated Statements of Operations:

(Dollars in millions)	Year Ended December 31, 2015	Cumulative Incurred
Severance and benefit costs	$16	$16
Write-off of spare parts, inventory and other assets	3	3
Write-off of purchase obligations and commitments	1	1
Other miscellaneous costs	1	1
Total restructuring charges	$21	$21
Severance and benefit costs include approximately $4 million of non-cash pension expenses.
The following details the changes in our restructuring reserve liabilities related to the Androscoggin/Wickliffe Capacity Reduction during the year ended December 31, 2015, which are included in Accrued liabilities on our Condensed Consolidated Balance Sheets:

Year Ended
(Dollars in millions)	December 31, 2015
Beginning balance of reserve	$—
Severance and benefit costs	11
Severance and benefit payments	(4)
Purchase obligations	1
Payments on purchase obligations	(1)
Ending balance of reserve	$7

17. INCOME TAXES

The following is a summary of the components of the (benefit) provision for income taxes for Verso and Verso Holdings (Note that Verso Holdings is a single member LLC which began accounting for income taxes related to NewPage and its subsidiaries for periods after the acquisition of NewPage in January 2015):

	VERSO			VERSO HOLDINGS
	Year Ended December 31,			Year Ended December 31,
(Dollars in millions)	2015	2014	2013	2015
Current tax provision (benefit):
U.S. federal	$—	$—	$—	$—
U.S. state and local	—	(1)	—	—
Total current tax provision (benefit)	—	(1)	—	—
Deferred tax (benefit) provision:
U.S. federal	(136)	(112)	(120)	(84)
U.S. state and local	(37)	(14)	(13)	(16)
Total deferred tax (benefit) provision	(173)	(126)	(133)	(100)
Less: valuation allowance	170	124	132	97
Total income tax (benefit) provision	$(3)	$(3)	$(1)	$(3)

A reconciliation of income tax expense using the statutory federal income tax rate compared with actual income tax expense follows:

	VERSO				VERSO HOLDINGS
	Year Ended December 31,				Year Ended December 31,
(Dollars in millions)	2015	2014		2013	2015
Tax at Statutory U.S. Rate of 34% in 2013 and 2014, 35% in 2015	$(149)	$(121)		$(38)	$(80)
Increase resulting from:
Cancellation of debt income	11	—	10,944,000	—	—
Disallowed interest expense	5	—		—	—
Nondeductible transaction costs	(4)	9		2	(4)
Other expenses	1	—		—	—
Net permanent differences	13	9		2	(4)
Valuation allowance	170	124		132	97
Benefit from change in prior tax position	—	—		(93)	—
State income taxes (benefit)	(37)	(15)		(4)	(16)
Other	—	—		—	—
Total income tax (benefit) provision	$(3)	$(3)		$(1)	$(3)

The following is a summary of the significant components of our net deferred tax liability:

	VERSO		VERSO HOLDINGS
	Year Ended December 31,		Year Ended December 31,
(Dollars in millions)	2015	2014	2015
Deferred tax assets:
Net operating loss and credit carryforwards	$991	$480	$475
Pension	181	15	172
Cancellation of debt income	30	—	—
Compensation obligations	24	10	11
Inventory reserves/capitalization	18	13	11
Capitalized transaction costs	10	5	5
Payment-in-kind interest	10	10	—
Intangible assets	5	—	10
Other	17	3	14
Gross deferred tax assets	1,286	536	698
Less: valuation allowance	(811)	(454)	(272)
Deferred tax assets, net of allowance	$475	$82	$426
Deferred tax liabilities:
Property, plant, and equipment	$(475)	$(52)	$(428)
Major planned maintenance	(5)	(8)	—
Cancellation of debt income deferral	—	(17)	—
Intangible assets	—	(6)	—
Other	(3)	(3)	(2)
Total deferred tax liabilities	(483)	(86)	(430)
Net deferred tax liabilities	$(8)	$(4)	$(4)

The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Based on our lack of historical earnings, management believes it is more likely than not that Verso will not realize the benefits of those deductible differences.

The valuation allowance for deferred tax assets as of December 31, 2015, and 2014 was $811 million and $454 million, respectively.  The increase in the valuation allowance in 2015 of $357 million is primarily attributable to the effects of additional net operating loss carryforwards acquired from the NewPage acquisition during 2015. The increase in the valuation allowance in 2014 of $130 million was primarily attributable to additional federal and state losses incurred during 2014. It is less than more likely than not Verso will realize these carryforward benefits in the future.

Income tax benefits of $181 million related to pension and OPEB liabilities are recorded net of amounts credited to other comprehensive income of $36 million.

Verso’s policy is to record interest paid or received with respect to income taxes as interest expense or interest income, respectively, in the Consolidated Statements of Operations. The total amount of tax related interest and penalties in the Consolidated Balance Sheets was zero at December 31, 2015 and 2014. The amount of expense (benefit) for interest and penalties included in the Consolidated Statements of Operations was zero, zero, and zero for the years ended December 31, 2015, 2014, and 2013.

Verso has federal net operating loss carryforwards totaling approximately $2,496 million as of December 31, 2015, which begin to expire in 2018.

As a result of the acquisition of NewPage by Verso on January 7, 2015, the carryover of NewPage net operating loss deductions are limited under §382 of the Internal Revenue Code resulting in certain of the losses not being able to be utilized by Verso in the future.

Verso has state net operating loss carryforwards, after apportionment, totaling approximately $1,420 million as of December 31, 2015, which begin to expire in 2016.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at December 31, 2014	$0
Acquired in NewPage Transaction	5
Derecognition of Credits limited by Section 383	(2)
Balance at December 31, 2015	3

None of the unrecognized tax benefits are expected to significantly increase or decrease in the next twelve months. None of the unrecognized tax benefits would, if recognized, affect the effective tax rate.

Verso is subject to various federal, state, and local income tax audits for the tax years ended December 31, 2011 through 2015.  As of the current date, there are no ongoing federal or state income tax audits.

18. COMMITMENTS AND CONTINGENCIES

Operating Leases — We have entered into operating lease agreements, which expire at various dates through 2021, primarily related to certain machinery and equipment used in our manufacturing process.  Rental expense under operating leases amounted to $16 million, $7 million, and $10 million for the years ended December 31, 2015, 2014, and 2013, respectively.

The following table, as of December 31, 2015, represents the future minimum rental payments due under non-cancelable operating leases that have initial or remaining lease terms in excess of one year:

(Dollars in millions)
2016	$8
2017	6
2018	5
2019	1
2020	1
Thereafter	1
Total	$22

Purchase obligations — We have entered into unconditional purchase obligations in the ordinary course of business for the purchase of certain raw materials, energy, and services.  The following table, as of December 31, 2015, summarizes our unconditional purchase obligations.

(Dollars in millions)
2016	$89
2017	41
2018	35
2019	30
2020	28
Thereafter	60
Total	$283

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

19. NEW MARKET TAX CREDIT ENTITIES

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

In connection with the financing, Verso Holdings loaned $23 million to Verso Finance at an interest rate of 6.5% per year and with a maturity of December 29, 2040, and Verso Finance, in turn, loaned the funds on similar terms to the Investment Fund.  The Investment Fund then contributed the loan proceeds to certain CDEs, which, in turn, loaned the funds on similar terms to Verso Quinnesec REP LLC, our indirect, wholly owned subsidiary.  The proceeds of the loans from the CDEs (including loans representing the capital contribution made by Chase, net of syndication fees) were used to partially fund the renewable energy project.

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

The following table summarizes the impact of the VIE consolidated by Verso Holdings as of December 31, 2015 and 2014:

	VERSO		VERSO HOLDINGS
	December 31,		December 31,
(Dollars in millions)	2015	2014	2015	2014
Total assets	$—	$—	$23	$23
Long-term debt	—	—	23	23
Other non-current liabilities	8	8	8	8
Total liabilities	$8	$8	$31	$31
Amounts presented in the Consolidated Balance Sheets and the table above are adjusted for intercompany eliminations.
The asset held by Verso Holdings represents its investment in the loan to Verso Finance, which is eliminated in consolidation in the accompanying Consolidated Balance Sheets of Verso.  The liability of Verso Holdings represents the loan issued by the Investment Fund to Verso Finance, which is also eliminated in consolidation in the accompanying Consolidated Balance Sheets of Verso.

20. INFORMATION BY INDUSTRY SEGMENT

In January 2015, following the NewPage acquisition, Verso reorganized its reportable segments as a result of a change in the way the Chief Executive Officer, who serves as the Chief Operating Decision Maker, or “CODM,” manages and evaluates the business. Based on the information that the CODM utilizes to manage and evaluate the business, it was determined that the operating segments represent two segments, paper and pulp. Our paper segment now includes the historical coated and other segments. As a result of these changes in segment reporting, all historical segment information has been revised to conform to the new presentation, with no resulting impact on the Condensed Consolidated Statements of Operations.
Our paper products are used primarily in media and marketing applications, including catalogs, magazines, and commercial printing applications such as high-end advertising brochures, annual reports, and direct-mail advertising.  Our pulp products are used to manufacture printing, writing, and specialty paper grades and tissue products. Our assets are utilized across segments in our integrated mill system and are not identified by segment or reviewed by management on a segment basis. We operate primarily in one geographic segment, North America.

The following table summarizes the industry segments for the years ended December 31, 2015, 2014, and 2013:

	Year Ended December 31,
(Dollars in millions)	2015	2014	2013
Net Sales:
Paper	$2,914	$1,136	$1,233
Pulp	252	161	156
Intercompany eliminations	(44)	—	—
Total	$3,122	$1,297	$1,389
Operating (Loss) Income:
Paper (1)	$(129)	$(194)	$12
Pulp	(26)	19	22
Total	$(155)	$(175)	$34
Depreciation, Amortization, and Depletion:
Paper	$278	$76	$87
Pulp	30	15	18
Total	$308	$91	$105
Capital Spending:
Paper	$51	$32	$35
Pulp	13	10	6
Total	$64	$42	$41

(1)	Operating loss of the paper segment includes $49 million and $135 million in Restructuring charges recognized in 2015 and 2014, respectively.

21. CONDENSED CONSOLIDATING FINANCIAL INFORMATION

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

Verso Holdings, or the “Parent Issuer,” and its direct, 100% owned subsidiary, Verso Paper Inc., or the “Subsidiary Issuer,” are the issuers of the 11.75% Senior Secured Notes due 2019, the 11.75% Secured Notes due 2019, the 13% Second Priority Senior Secured Notes due 2020, the 16% Senior Subordinated Notes due 2020, the 8.75% Second Priority Senior Secured Notes due 2019, the 11.38% Senior Subordinated Notes due 2016, or collectively, the “Notes.”  In accordance with ASU 2013-04 related to joint and several liability arrangements, the Notes have been recorded by the Parent Issuer as it is the intent of the issuers for the Parent Issuer to settle the obligation. The Notes are jointly and severally guaranteed on a full and unconditional basis by the Parent Issuer’s direct and indirect, 100% owned subsidiaries, excluding the Subsidiary Issuer, the subsidiaries of NewPage Holdings Inc., Bucksport Leasing LLC, Verso Quinnesec REP LLC, and Verso Androscoggin Power LLC, or collectively, the “Guarantor Subsidiaries.”  As of December 31, 2015, NewPage Corporation is presented as a Non-Guarantor Subsidiary. Chase NMTC Verso Investment Fund, LLC, a consolidated VIE of Verso Holdings, and all other entities specifically aforementioned are in “Other Non-Guarantors.”

Verso Paper Holdings LLC
Condensed Consolidating Balance Sheet
December 31, 2015
(Dollars in millions)	Parent Issuer	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Other Non-Guarantors	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$—	$—	$1	$3	$—	$—	$4
Accounts receivable, net	—	—	63	163	—	—	226
Current intercompany/affiliate receivable	—	—	17	2	—	(19)	—
Inventories	—	—	103	381	—	—	484
Assets held for sale	—	—	—	—	5	—	5
Prepaid expenses and other assets	—	—	10	22	—	—	32
Current assets	—	—	193	572	5	(19)	751
Property, plant, and equipment, net	—	—	409	1,431	17	—	1,857
Intercompany/affiliate receivable	1,399	—	1	—	31	(1,431)	—
Intangibles and other assets, net(1)	—	—	65	65	—	(5)	125
Total assets	$1,399	$—	$669	$2,067	$53	$(1,455)	$2,733
LIABILITIES AND MEMBER’S EQUITY
Accounts payable	$—	$—	$27	$86	$—	$—	$113
Current intercompany/affiliate payable	—	—	2	17	—	(19)	—
Accrued liabilities	92	—	51	124	—	—	267
Current maturities of long-term debt	1,930	—	—	954	—	(5)	2,879
Current liabilities	2,022	—	80	1,181	—	(24)	3,259
Intercompany/affiliate payable	—	—	1,399	—	32	(1,431)	—
Investment in subsidiaries	556	—	15	—	—	(571)	—
Long-term debt(2)	—	—	—	—	23	—	23
Other liabilities	—	—	64	558	8	—	630
Member's (deficit) equity	(1,179)	—	(889)	328	(10)	571	(1,179)
Total liabilities and equity	$1,399	$—	$669	$2,067	$53	$(1,455)	$2,733
(1) Intangibles and other assets, net of Guarantor Subsidiaries includes $23 million of a long-term note receivable from Verso Finance.
(2) Long-term debt of Other Non-Guarantors is payable to Verso Finance.

Verso Paper Holdings LLC
Condensed Consolidating Balance Sheet
December 31, 2014
(Dollars in millions)	Parent Issuer	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Other Non-Guarantors	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$—	$—	$6	$—	$—	$—	$6
Accounts receivable, net	—	—	88	—	—	—	88
Inventories	—	—	110	—	—	—	110
Assets held for sale	—	—	60	—	1	—	61
Prepaid expenses and other assets	—	—	9	—	2	—	11
Current assets	—	—	273	—	3	—	276
Property, plant, and equipment, net	—	—	508	—	23	—	531
Intercompany/affiliate receivable	1,374	—	2	—	58	(1,434)	—
Intangibles and other assets, net(1)	—	—	70	—	1	—	71
Total assets	$1,374	$—	$854	$—	$84	$(1,434)	$878
LIABILITIES AND MEMBER’S EQUITY
Accounts payable	$—	$—	$63	$—	$—	$—	$63
Accrued liabilities	77	—	128	—	1	—	206
Current maturities of long-term debt	—	—	—	—	30	—	30
Liabilities related to assets held for sale	—	—	2	—	—	—	2
Current liabilities	78	—	192	—	31	—	301
Intercompany/affiliate payable	—	—	1,400	—	34	(1,434)	—
Investment in subsidiaries	803	—	13	—	—	(816)	—
Long-term debt(2)	1,274	—	—	—	23	—	1,297
Other liabilities	—	—	52	—	8	—	60
Member's (deficit) equity	(780)	—	(805)	—	(11)	816	(780)
Total liabilities and equity	$1,374	$—	$854	$—	$84	$(1,434)	$878
(1) Intangibles and other assets, net of Guarantor Subsidiaries includes $23 million of a long-term note receivable from Verso Finance.
(2) Long-term debt of Other Non-Guarantors is payable to Verso Finance.
Certain amounts in the prior year presentation have been reclassified to conform to the current year presentation.

Verso Paper Holdings LLC
Condensed Consolidating Statements of Operations and Comprehensive Income
Year Ended December 31, 2015
(Dollars in millions)	Parent Issuer	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Other Non-Guarantors	Eliminations	Consolidated
Net sales	$—	$—	$1,000	$2,174	$1	$(53)	$3,122
Cost of products sold (exclusive of depreciation, amortization, and depletion)	—	—	857	1,923	—	(53)	2,727
Depreciation, amortization, and depletion	—	—	118	188	2	—	308
Selling, general, and administrative expenses	—	—	102	86	(1)	—	187
Restructuring charges	—	—	39	15	—	—	54
Other operating (income) expense	—	—	(108)	109	—	—	1
Interest income	(190)	—	(2)	—	(2)	192	(2)
Interest expense	190	—	190	81	3	(192)	272
Equity in net loss of subsidiaries	(422)	—	—	—	—	422	—
Loss before income taxes	$(422)	$—	$(196)	$(228)	$(1)	$422	(425)
Income tax benefit	—	—	—	(3)	—	—	(3)
Net loss	$(422)	$—	$(196)	$(225)	$(1)	$422	$(422)
Other comprehensive income (loss)	6	—	6	(81)	—	(6)	(75)
Comprehensive loss	$(416)	$—	$(190)	$(306)	$(1)	$416	$(497)

Verso Paper Holdings LLC
Condensed Consolidating Statements of Operations and Comprehensive Income
Year Ended December 31, 2014
(Dollars in millions)	Parent Issuer	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Other Non-Guarantors	Eliminations	Consolidated
Net sales	$—	$—	$1,297	$—	$3	$(3)	$1,297
Cost of products sold (exclusive of depreciation, amortization, and depletion)	—	—	1,178	—	1	(3)	1,176
Depreciation, amortization, and depletion	—	—	90	—	1	—	91
Selling, general, and administrative expenses	—	—	71	—	(1)	—	70
Restructuring charges	—	—	135	—	—	—	135
Interest income	(141)	—	(2)	—	(2)	143	(2)
Interest expense	141	—	140	—	6	(143)	144
Other loss, net	—	—	39	—	—	—	39
Equity in net loss of subsidiaries	(356)	—	—	—	—	356	—
Net loss	$(356)	$—	$(353)	$—	$(3)	$356	$(356)
Other comprehensive loss	(16)	—	(16)	—	—	16	(16)
Comprehensive loss	$(372)	$—	$(369)	$—	$(3)	$372	$(372)
Certain amounts in the prior year presentation have been reclassified to conform to the current year presentation.

Verso Paper Holdings LLC
Condensed Consolidating Statements of Operations and Comprehensive Income
Year Ended December 31, 2013
(Dollars in millions)	Parent Issuer	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Other Non-Guarantors	Eliminations	Consolidated
Net sales	$—	$—	$1,389	$—	$—	$—	$1,389
Cost of products sold (exclusive of depreciation, amortization, and depletion)	—	—	1,179	—	—	—	1,179
Depreciation, amortization, and depletion	—	—	104	—	1	—	105
Selling, general, and administrative expenses	—	—	75	—	(1)	—	74
Restructuring charges	—	—	1	—	—	—	1
Other operating income	—	—	(4)	—	—	—	(4)
Interest income	(138)	—	(2)	—	(2)	140	(2)
Interest expense	138	—	138	—	3	(140)	139
Other loss, net	3	—	5	—	—	—	8
Equity in net loss of subsidiaries	$(108)	$—	$—	$—	$—	$108	$—
Net loss	(111)	—	(107)	—	(1)	108	(111)
Other comprehensive income	14	$—	14	$—	$—	(14)	14
Comprehensive loss	$(97)	$—	$(94)	$—	$(1)	$95	$(97)
 Certain amounts in the prior year presentation have been reclassified to conform to the current year presentation.

Verso Paper Holdings LLC
Condensed Consolidating Statements of Cash Flows
Year Ended December 31, 2015
(Dollars in millions)	Parent Issuer	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Other Non-Guarantors	Eliminations	Consolidated
Net cash used in operating activities	$—	$—	$(114)	$(152)	$—	$—	$(266)
Cash flows from investing activities:
Proceeds from sale of assets	—	—	50	1	—	—	51
Transfers (to) from restricted cash	—	—	—	—	1	—	1
Return of capital to Parent Issuer	73	—	—	—	—	(73)	—
Capital expenditures	—	—	(21)	(43)	—	—	(64)
Cash acquired in acquisition	—	—	—	128	—	—	128
Other investing activities	—	—	—	(5)	—	—	(5)
Advances to subsidiaries	(375)	—	—	(51)	—	426	—
Payments from subsidiaries	266	—	—	51	—	(317)	—
Net cash used in investing activities	(36)	—	29	81	1	36	111
Cash flows from financing activities:
Borrowings on revolving credit facilities	170	—	—	553	51	(51)	723
Payments on revolving credit facilities	(134)	—	—	(403)	(81)	51	(567)
Repayments of long-term debt	—	—	—	(3)	—	—	(3)
Return of capital to Parent Issuer				(73)		73	—
Debt issuance costs	—	—	—	—	—	—	—
Advances from parent	—	—	294	—	81	(375)	—
Payments to parent			(214)	—	(52)	266	—
Net cash provided by (used in) financing activities	36	—	80	74	(1)	(36)	153
Change in cash and cash equivalents	—	—	(5)	3	—	—	(2)
Cash and cash equivalents at beginning of period	—	—	6	—	—	—	6
Cash and cash equivalents at end of period	$—	$—	$1	$3	$—	$—	$4

Verso Paper Holdings LLC
Condensed Consolidating Statements of Cash Flows
Year Ended December 31, 2014
(Dollars in millions)	Parent Issuer	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Other Non-Guarantors	Eliminations	Consolidated
Net cash used in operating activities	$—	$—	$(59)	$—	$1	$—	$(58)
Cash flows from investing activities:
Proceeds from sale of assets	—	—	1	—	—	—	1
Transfers to restricted cash	—	—	2	—	(1)	—	1
Capital expenditures	—	—	(42)	—	—	—	(42)
Other investing activities	—	—	15	—	—	—	15
Advances to subsidiaries	(326)	—	—	—	—	326	—
Payments from subsidiaries	276	—	—	—	—	(276)	—
Net cash provided by (used in) investing activities	(50)	—	(24)	—	(1)	50	(25)
Cash flows from financing activities:
Borrowings on revolving credit facilities	298	—	—	—	135	—	433
Payments on revolving credit facilities	(235)	—	—	—	(105)	—	(340)
Repayments of long-term debt	(13)	—	—	—	—	—	(13)
Debt issuance costs	—	—	—	—	(2)	—	(2)
Return of capital to Parent Issuer	—	—	—	—	(1)	1	—
Advances from parent	—	—	326	—	—	(326)	—
Payments to parent	—	—	(249)	—	(26)	275	—
Net cash used in financing activities	50	—	78	—	—	(50)	78
Change in cash and cash equivalents	—	—	(5)	—	—	—	(5)
Cash and cash equivalents at beginning of period	—	—	11	—	—	—	11
Cash and cash equivalents at end of period	$—	$—	$6	$—	$—	$—	$6

Verso Paper Holdings LLC
Condensed Consolidating Statements of Cash Flows
Year Ended December 31, 2013
(Dollars in millions)	Parent Issuer	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Other Non-Guarantors	Eliminations	Consolidated
Net cash used in operating activities	$—	$—	$(27)	$—	$—	$—	$(27)
Cash flows from investing activities:
Proceeds from sale of fixed assets	—	—	28	—	—	—	28
Transfers (to) from restricted cash	—	—	(1)	—	—	—	(1)
Capital expenditures	—	—	(41)	—	—	—	(41)
Return of capital to Parent Issuer	9	—	—	—	—	(9)	—
Advances to subsidiaries	(145)	—	—	—	—	145	—
Payment from subsidiaries	145	—	—	—	—	(145)	—
Net cash provided by (used in) investing activities	9	—	(14)	—	—	(9)	(14)
Cash flows from financing activities:
Borrowings on revolving credit facilities	145	—	—	—	—	—	145
Payments on revolving credit facilities	(145)	—	—	—	—	—	(145)
Return of capital to Verso	(9)	—	—	—	—	—	(9)
Return of capital to Parent Issuer	—	—	(9)	—	—	9	—
Advances from parent	—	—	145	—	—	(145)	—
Payments to parent	—	—	(145)	—	—	145	—
Net cash used in financing activities	(9)	—	(9)	—	—	9	(9)
Change in cash and cash equivalents	—	—	(50)	—	—	—	(50)
Cash and cash equivalents at beginning of period	—	—	61	—	—	—	61
Cash and cash equivalents at end of period	$—	$—	$11	$—	$—	$—	$11

22. UNAUDITED QUARTERLY DATA

Verso’s quarterly financial data is as follows:

VERSO CORPORATION
	2015				2014
(Dollars in millions, except per share amounts)	Fourth	Third	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
Summary Statement of Operations Data:
Net sales	$756	$782	$778	$806	$327	$350	$321	$299
Gross margin(1)	91	105	121	78	24	55	45	(3)
Cost of products sold (exclusive of depreciation, amortization and depletion)	665	677	657	728	303	295	276	302
Depreciation, amortization and depletion	127	60	64	57	17	23	25	26
Selling, general, and administrative expenses	53	33	46	55	17	18	17	18
Restructuring charges (2)	(29)	55	6	22	135	—	—	—
Other operating expense (income)	1	—	—	—	—	—	—	—
Interest expense	69	68	67	66	35	37	36	34
Other loss, net	—	—	—	—	6	14	9	10
Income tax benefit	(1)	—	(2)	—	(2)	(1)	—	—
Net loss	(129)	(111)	(60)	(122)	(184)	(36)	(42)	(91)
Share Data:
(Loss) earnings per share:
Basic	$(1.58)	$(1.36)	$(0.73)	$(1.53)	$(3.45)	$(0.67)	$(0.80)	$(1.70)
Diluted	(1.58)	(1.36)	(0.73)	(1.53)	(3.45)	(0.67)	(0.80)	(1.70)
Weighted average shares of common stock outstanding (thousands):
Basic	81,876	81,842	81,763	79,670	53,331	53,328	53,323	53,188
Diluted	81,876	81,842	81,763	79,670	53,331	53,328	53,323	53,188
Closing price per share:
High	$0.16	$0.72	$1.75	$3.42	$3.43	$3.48	$3.07	$4.38
Low	0.01	0.03	0.66	1.75	2.34	2.20	1.69	0.65
Period-end	0.02	0.12	0.66	1.80	3.43	3.20	2.10	2.89
(1) Gross margin represents net sales less cost of products sold, excluding depreciation, amortization, and depletion.
(2) Costs primarily associated with severance and employee related costs and other restructuring charges associated with the NewPage acquisition, the shutdown of a pulp dryer and paper machine at the Androscoggin mill, the indefinite idling of the Wickliffe mill, and the closure of the Bucksport mill. In the fourth quarter of 2015, we reclassified previously recognized accelerated depreciation related to these production capacity reductions out of Restructuring charges and into Depreciation, amortization, and depletion.

23. SUBSEQUENT EVENTS

Sale of hydroelectric generation facilities - On January 6, 2016, Verso Maine Power Holdings LLC, or “VMPH,” and Verso Androscoggin Power LLC, or “VAP,” two indirect, wholly owned subsidiaries of Verso, entered into a purchase agreement with Eagle Creek Renewable Energy, LLC, or “Eagle Creek,” pursuant to which VMPH agreed to sell all the outstanding limited liability company interests of VAP to Eagle Creek for a purchase price of approximately $62 million in cash (see Note 4). VAP owns four hydroelectric generation facilities associated with Verso’s Androscoggin pulp and paper mill located in Jay, Maine. The purchase agreement contains customary representations and warranties by, and customary covenants among, the parties. The parties contemporaneously entered into the purchase agreement and consummated the transaction.

Filing of Voluntary Petitions in Chapter 11 - On January 14, 2016, NewPage Corp elected to exercise the grace period with respect to the interest payment due under its floating rate senior secured term loan credit agreement, or the “NewPage Term Loan Facility.” The NewPage Term Loan Facility provided for a grace period of five business days for the payment of interest.

On January 22, 2016, the required lenders under the NewPage Term Loan Facility and certain of Verso’s other debt agreements agreed to forbear from exercising rights and remedies (including enforcement and collection actions) with respect to any defaults and/or events of default resulting from (a) NewPage Corporation’s failure to make interest payments due on January 14, 2016 under the NewPage Term Loan Facility, or the “Interest Payment Default,” and (b) cross-defaults under certain other debt agreements that may result from the Interest Payment Default. The forbearance period terminated upon the filing for relief under Chapter 11 of Title 11 of the United States Code in the United States Bankruptcy Court in the District of Delaware on January 26, 2016, described below. As of December 31, 2015, the outstanding principal amount under the NewPage Term Loan Facility was approximately $731 million.
On January 15, 2016, Verso Holdings and its wholly owned subsidiary, Verso Paper Inc., elected to exercise the grace periods with respect to the interest payments due under their indentures governing the 11.75% Senior Secured Notes due 2019 that were issued in 2012 and 2015 and the 11.75% Secured Notes due 2019 that were issued in 2012, or collectively, the “Verso Notes Indentures.” Each of the Verso Notes Indentures provides for a grace period of 30 days for the payment of interest. As of December 31, 2015, the total outstanding principal amount under the Verso Notes Indentures was approximately $1.3 billion.
On January 26, 2016, or the “Petition Date,” we and substantially all of our direct and indirect subsidiaries, collectively, the “Debtors,” filed voluntary petitions for relief under Chapter 11 of Title 11 of the United States Code, or the “Bankruptcy Code,” in the United States Bankruptcy Court for the District of Delaware, the “Bankruptcy Court,” and the filings therein, the “Chapter 11 Filings.” The Chapter 11 Filings constituted an event of default and automatic acceleration under the agreements governing all of our debt (excluding the $23 million loan from Verso Finance Holdings to Chase NMTC Verso Investment Fund). The chapter 11 cases, or the “Chapter 11 Cases,” have been consolidated for procedural purposes only and are being administered jointly under the caption “In re: Verso Corporation, et al., Case No. 16-10163.” During the pendency of the Chapter 11 Cases, we will continue to manage our properties and operate our businesses as a “debtor in possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.

We expect to continue to operate in the normal course of business during the reorganization process. Unless otherwise authorized by the Bankruptcy Court, the Bankruptcy Code prohibits us from making payments to creditors on account of pre-petition claims. Vendors are, however, being paid for goods furnished and services provided after the Petition Date in the ordinary course of business. However, operating in bankruptcy imposes significant risks on our businesses and we cannot predict whether or when we will successfully emerge from bankruptcy.
Proposed Plan of Reorganization - On March 26, 2016, the Debtors filed a proposed joint plan of reorganization with the Bankruptcy Court together with a disclosure statement in respect of the Plan. We refer to the plan of reorganization and the disclosure statement, each as amended, as the “Plan” and the “Disclosure Statement,” respectively. A plan of reorganization sets forth, among other things, the treatment of claims against and equity interests in the debtor. The consummation of a plan of reorganization is the principal objective of a Chapter 11 reorganization case.
The terms of the Plan, which are subject in all respects to the specific terms and definitions set forth in the Plan, include, but are not limited to, the elimination of much of our outstanding indebtedness and to the issuance of 100% of Verso’s equity (subject to dilution by warrants issued to certain creditors described below, or “Plan Warrants,” and equity issued to our employees under a potential management incentive plan) to our existing creditors in exchange for elimination of such indebtedness. Specifically, holders of first-lien secured debt issued by Verso Holdings, including lenders under Verso Holdings’ revolving credit facilities and the holders of Verso Holdings’ 11.75% senior secured notes due 2019 (issued in 2012 and 2015), will receive 50% of Verso’s equity (plus the Plan Warrants), and lenders under the NewPage Corp senior secured term loan and the $175.0 million of “rolled up” term loans under the NewPage Term Loan DIP Facility, collectively, will receive 47% of Verso’s equity. Holders of Verso Holdings’ other funded debt will receive the remaining 3% of Verso’s equity. The Plan also provides for the payment in full in cash of claims under the Verso DIP Facility, claims under the NewPage DIP ABL Facility, claims relating to the $175.0 million of new money term loans under the NewPage Term Loan DIP Facility, and claims entitled to administrative expense or priority status under the Bankruptcy Code (in each case, except to the extent that holders of such claims agree to less favorable treatment). Holders of general unsecured claims will receive their pro rata share of $3 million in cash (except with respect to general unsecured claims against Debtors that have only de minimis assets, which will receive no distributions under the Plan). In addition, the shared services agreement between Verso, NewPage and NewPage Corp will be terminated under the terms of the Plan.
The Plan also provides that we will enter into an asset-based loan facility, or the “Exit ABL Facility,” and a term loan facility, or the “Exit Term Loan Facility,” upon our emergence from the Chapter 11 process. We refer to the two facilities collectively as the “Exit Credit Agreements.” The Exit Credit Agreements will provide exit financing in an amount sufficient to repay in full all amounts outstanding under the Verso DIP Facility, NewPage DIP ABL Facility, and the $175 million of new money term loans under the NewPage Term Loan DIP Facility. We have not negotiated the Exit Credit Agreements yet and have not yet received any binding commitments with respect to the financing contemplated thereby. Therefore, we can provide no assurances that we will be able to enter into the Exit Credit Agreements.
Restructuring Support Agreement - In connection with the Chapter 11 Cases, on January 26, 2016, Verso entered into a Restructuring Support Agreement, or “RSA,” with creditors holding at least a majority in principal amount of substantially all tranches of Verso’s outstanding debt, or the “Consenting Creditors.” The RSA contemplates the implementation of a restructuring through a conversion of approximately $2.4 billion of our outstanding debt into equity (as provided in the Plan). The RSA incorporates the economic terms agreed to by the parties reflected in a term sheet within the RSA. The restructuring transactions are to be effectuated through the Plan. The implementation of the terms of the RSA through the Plan is subject to approval by the Bankruptcy Court and entry into the Exit Credit Agreements, among other conditions. No assurance can be given that the transactions described therein will be consummated.
The RSA contains milestones for the progress of the Chapter 11 Cases, or the “Milestones,” which include the dates by which the Debtors are required to, among other things: (a) file certain motions and documents, including a plan reflecting the terms of the restructuring contemplated by the RSA and disclosure statement, with the Bankruptcy Court; (b) obtain certain orders of the Bankruptcy Court; and (c) consummate our emergence from bankruptcy. Among other dates set forth in the RSA, the agreement contemplates that the Plan will be confirmed by the Bankruptcy Court by July 4, 2016 and that the Debtors will emerge from bankruptcy no later than 30 days after the Bankruptcy Court has entered the confirmation order.
The parties to the RSA may terminate the agreement under certain limited circumstances. We may terminate the RSA due to:

•
our respective board of directors, in good faith after consultation with outside financial advisors and outside legal counsel that proceeding with the Plan would be inconsistent with its fiduciary duties;

•	the failure to achieve any of the Milestones;

•	a material breach of the RSA by the Consenting Creditors; or

•
certain actions by the Bankruptcy Court, including preventing the consummation of the Plan, dismissing the Chapter 11 Cases, and converting the Chapter 11 Cases into a case under chapter 7 of the Bankruptcy Code.

The creditors party to the RSA, or “Consenting Creditors,” have similar termination rights that may, as a general matter, be exercised by a super-majority of each of the Consenting Creditors holding Verso debt and the Consenting Creditors holding NewPage debt. Additionally, the Consenting Creditors may terminate the RSA upon any acceleration, termination, maturity or refinancing of the Verso DIP Facility (defined below) or either of the NewPage DIP Facilities (defined below) or if certain uses of proceeds as required under the Bankruptcy Court orders regarding such facilities are not completed within specified times.
DIP Financing - In connection with the Chapter 11 Filings, Verso Finance, Verso Holdings and certain of its subsidiaries entered into the Verso DIP Facility in an aggregate principal amount of up to $100 million, and NewPage Corp. and certain of its subsidiaries entered into the NewPage DIP ABL Facility in an aggregate principal amount of up to $325 million and the NewPage Term Loan DIP Facility in an aggregate principal amount of $350 million. The NewPage Term Loan DIP Facility consists of $175 million of new money term loans and $175 million of “rolled up” loans refinancing loan outstanding under the existing term loan facility of NewPage Corp. outstanding on the Petition Date (i.e., such loans were deemed to become loans under the NewPage Term Loan DIP Facility). On January 28, 2016, up to $550 million in loans under the DIP Facilities became available for borrowing following the entry of an order by the Bankruptcy Court approving the DIP Facilities on an interim basis on January 27, 2016. The Bankruptcy Court entered orders approving the DIP Facilities on a final basis on March 2, 2016. On March 7, 2016, NewPage Corp. borrowed the remaining approximately $55.4 million of new money loans available under the NewPage Term Loan DIP Facility, which it intends to use for general corporate purposes.
Verso DIP Facility
On January 26, 2016, Verso Holdings, Verso Finance, each of the subsidiaries of Verso Holdings party thereto, the lenders party thereto, Citibank, N.A., as administrative agent, Citigroup Global Markets Inc. and Wells Fargo Bank, N.A., as joint bookrunners and lead arrangers, and Wells Fargo Bank, N.A., as documentation agent, entered into a Superpriority Secured Debtor-in-Possession Credit Agreement, or the “Verso DIP Facility,” relating to an asset-backed credit facility in an aggregate principal amount of up to $100 million. The Verso DIP Facility also includes a sub-facility for letters of credit in an aggregate amount of up to $50 million. The Verso DIP Facility was entered into for working capital and general corporate purposes, including to refinance indebtedness under Verso Holdings’ existing first lien asset-backed revolving credit agreement.

The Verso DIP Facility matures on July 28, 2017 unless, prior to the end of such term, (a) a plan of reorganization filed in the Chapter 11 Cases is confirmed pursuant to an order entered by the Bankruptcy Court, or (b) the loans are accelerated and commitments terminated in accordance with the terms of the Verso DIP Facility.
Borrowings under the Verso DIP Facility bear interest at a rate equal to an applicable margin plus, at Verso Holdings’ option, either (a) a base rate determined by reference to the highest of (1) the U.S. federal funds rate plus 0.50%, (2) the prime rate of the administrative agent, and (3) the adjusted LIBO (as defined below) rate for a one-month interest period plus 1.00%, or (b) a eurocurrency rate, or “LIBOR,” determined by reference to the costs of funds for eurocurrency deposits in dollars in the London interbank market for the interest period relevant to such borrowing, adjusted for certain additional costs. The applicable margin for advances under the Verso DIP Facility is 1.50% for base rate advances and 2.50% for LIBO rate advances. Verso Holdings will pay commitment fees for the unused amount of commitments under the Verso DIP Facility at an annual rate equal to 0.75%.
Subject to minimum prepayment amounts, Verso Holdings has the right to prepay loans under the Verso DIP Facility at any time without prepayment penalty, other than customary “breakage” costs with respect to eurocurrency loans. The Verso DIP Facility is subject to mandatory prepayments equal to the amount that the excess availability thereunder falls below certain specified levels.
Verso Finance and certain subsidiaries of Verso Holdings, including Verso Paper LLC, Verso Inc., Verso Androscoggin LLC, Bucksport Leasing LLC, Verso Sartell LLC, Verso Quinnesec LLC, Verso Quinnesec REP Holding Inc., Verso Maine Energy LLC, Verso Fiber Farm LLC, nexTier Solutions Corporation and NewPage, have agreed to guarantee borrowings under the Verso DIP Facility. Such guarantors do not include NewPage LLC and its direct and indirect subsidiaries. The obligations under the Verso DIP Facility constitute, subject to carve-outs for certain fees and expenses, superpriority administrative expense claims in the Chapter 11 Cases, secured by a perfected first priority security interest and liens on the ABL priority collateral, which includes most inventory, accounts receivable, bank accounts and certain other assets of the loan parties to the Verso DIP Facility, and a perfected junior security interest and liens on the note priority collateral, which generally includes most other assets of the loan parties to the Verso DIP Facility.
The Verso DIP Facility contains provisions requiring the attainment of various milestones regarding a plan of reorganization to be submitted in connection with the Chapter 11 Cases, including an acceptable plan of reorganization becoming effective by July 11, 2017.
The Verso DIP Facility requires the maintenance of minimum EBITDA tested monthly, beginning March 31, 2016, based on amounts set forth therein and a minimum availability tested at the close of each business day of $5 million until July 28, 2016, or the “Verso DIP Closing Date,” $7.5 million from July 28, 2016 to January 28, 2017, and $10 million thereafter. The Verso DIP Facility also contains certain covenants which, among other things, and subject to certain exceptions, restrict Verso Holdings’ ability to incur additional debt or liens, pay dividends, repurchase its limited liability company interests, prepay certain other indebtedness, sell, transfer, lease, or dispose of assets, and make investments in or merge with another company. If Verso Holdings were to violate any of the covenants under the Verso DIP Facility and were unable to obtain a waiver, it would be considered a default. If Verso Holdings were in default under the Verso DIP Facility, no additional borrowings thereunder would be available until the default was waived or cured, and all obligations would become immediately due and payable. The Verso DIP Facility provides for customary events of default, including a cross-event of default provision in respect of post-petition or unstayed indebtedness in excess of $15 million and the NewPage DIP Facilities.
NewPage DIP Facilities
On January 26, 2016, NewPage LLC, NewPage Corp., each of the subsidiaries of NewPage Corp. party thereto, the lenders party thereto, Barclays Bank PLC, as administrative agent and collateral agent, BMO Harris Bank N.A., as co-collateral agent, Wells Fargo Bank, National Association, as syndication agent, and Barclays Bank PLC, BMO Capital Markets Corp and Wells Fargo Bank, National Association, as joint lead arrangers and joint bookrunners, entered into a Superpriority Senior Debtor-in-Possession Asset-Based Revolving Credit Agreement, or the “NewPage DIP ABL Facility,” relating to an asset-backed credit facility in an aggregate principal amount of up to $325 million. The NewPage DIP ABL Facility also includes a sub-facility for letters of credit in an aggregate amount of $100 million. On the same date, NewPage LLC, NewPage Corp., each of the subsidiaries of NewPage Corp. party thereto, the lenders party thereto, Barclays Bank PLC, as administrative agent and collateral agent, and Barclays Bank PLC, as lead arranger and bookrunner, entered into a Superpriority Senior Debtor-in-Possession Term Loan Agreement, or the “NewPage Term Loan DIP Facility” and, together with the NewPage DIP ABL Facility, the “NewPage DIP Facilities,” in an aggregate principal amount of up to $350 million consisting of $175 million of new money term loans and $175 million of “rolled-up” loans refinancing loan outstanding under the existing term loan facility of NewPage Corp. and the other parties thereto. The NewPage DIP Facilities were entered into for working capital and general corporate purposes, including to refinance indebtedness under NewPage Corp.’s existing senior secured asset-backed revolving credit facility.
Each of the NewPage DIP Facilities matures on July 28, 2017 unless, prior to the end of such term, (a) a plan of reorganization filed in the Chapter 11 Cases is confirmed pursuant to an order entered by the Bankruptcy Court, (b) a sale is consummated of all or substantially all of the assets of the debtors under the NewPage DIP Facilities, or (c) the loans are accelerated and commitment terminated in accordance with the terms of the NewPage DIP Facilities.
Borrowings under the NewPage DIP Facilities bear interest at a rate equal to an applicable margin plus, at NewPage Corp.’s option, either (a) a base rate determined by reference to the highest of (1) the U.S. federal funds rate plus 0.50%, (2) the prime rate of the administrative agent, and (3) the adjusted LIBO rate for a one-month interest period plus 1.00%, or (b) a LIBO rate for the interest period relevant to such borrowing, adjusted for certain additional costs (provided that LIBO will be no less than 0% in the case of the NewPage DIP ABL Facility and no less than 1.50% in the case of the NewPage Term Loan DIP Facility). The applicable margin for advances under the NewPage DIP ABL Facility is 1.50% for base rate advances and 2.50% for LIBO rate advances, and the applicable margin for advances under the NewPage Term Loan DIP Facility is 8.50% for base rate advances and 9.50% for LIBO rate advances. Interest that accrues from time to time on any “rolled-up” term loans under the NewPage Term Loan DIP Facility will be capitalized, compounded and added to the unpaid principal amount of such “rolled-up” loans on the applicable interest payment date. NewPage Corp. will pay commitment fees for the unused amount of commitments under the NewPage DIP Facilities at an annual rate equal to 0.375%.
Subject to minimum prepayment amounts, NewPage Corp. has the right to prepay loans under the NewPage DIP Facilities at any time without prepayment penalty, other than customary “breakage” costs. The NewPage DIP Facilities are subject to mandatory prepayments resulting from incurrence of indebtedness not permitted by the NewPage DIP Facilities, sales of collateral exceeding specified thresholds, and, in the case of the NewPage DIP ABL Facility, usage exceeding the availability thereunder.
NewPage LLC, and all of NewPage Corp.’s existing and future direct and indirect wholly owned subsidiaries, or the “NewPage Guarantors,” subject to certain exceptions, have agreed to guarantee borrowings under the NewPage DIP Facilities. Debt outstanding under the NewPage DIP Facilities is secured by substantially all of the assets of NewPage Corp. and the guarantors under the NewPage DIP Facilities, subject to certain exceptions.
Subject to carveouts for certain fees and expenses, the obligations under the NewPage ABL DIP Facility constitute superpriority administrative expense claims in the Chapter 11 Cases, secured by a perfected first priority security interest and liens with respect to most inventory, accounts receivable, bank accounts and certain other assets of NewPage Corp. and the NewPage Guarantors, or the “ABL Priority Collateral,” and a perfected junior priority security interest and liens with respect to the Term Loan Priority Collateral (as defined below). Subject to carveouts for certain fees and expenses, the obligations under the NewPage Term DIP Facility constitute superpriority administrative expense claims in the Chapter 11 Cases, secured by a perfected first priority security interest and liens with respect all of the loan party’s collateral that is not ABL Priority Collateral, or the “Term Loan Priority Collateral,” and a perfected junior priority security interest and liens with respect to ABL Priority Collateral.
The NewPage DIP Facilities contain provisions requiring the attainment of various milestones regarding a plan of reorganization to be submitted in connection with the Chapter 11 Cases, including an acceptable plan of reorganization becoming effective by July 11, 2017.
The NewPage DIP ABL Facility requires the maintenance of minimum EBITDA tested monthly, beginning March 31, 2016, based on amounts set forth therein and a minimum availability at any time of $15 million until January 28, 2017, increasing to $20 million thereafter. The NewPage Term Loan DIP Facility requires the maintenance of minimum EBITDA tested monthly based on amounts set forth therein, and contains covenants relating to minimum cumulative collections tested monthly based on amounts set forth therein. The NewPage DIP Facilities also contain certain covenants which, among other things, and subject to certain exceptions, restrict NewPage Corp.’s ability to incur additional debt or liens, pay dividends, repurchase its common stock, prepay certain other indebtedness, sell, transfer, lease, or dispose of assets, and make investments in or merge with another company. If NewPage Corp. were to violate any of the covenants under the NewPage DIP Facilities and were unable to obtain a waiver, it would be considered a default. If NewPage Corp. were in default under the NewPage DIP Facilities, no additional borrowings under the applicable facility would be available until the default was waived or cured, and all obligations would become immediately due and payable. The NewPage DIP Facilities provide for customary events of default, including a cross-event of default provision in respect of post-petition or unstayed indebtedness in excess of $15 million and other debtor-in-possession financing, including those for Verso Finance, Verso Holdings, and certain of their subsidiaries.

Closure of the Wickliffe Mill - On April 5, 2016, Verso announced that it will close its paper mill located in Wickliffe, Kentucky, which has been idle since November 2015. Verso estimates that the closure of the Wickliffe mill will result in an aggregate pre-tax charge to earnings of $10-15 million in severance and other cash costs.  Verso is in the process of determining the non-cash charges primarily related to the impairment of property, plant and equipment and store-room items.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of Verso’s disclosure controls and procedures as of December 31, 2015.  Based upon this evaluation, and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that Verso’s disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2015.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of Verso Holdings’ disclosure controls and procedures as of December 31, 2015.  Based upon this evaluation, and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that Verso Holdings’ disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2015.

Management’s Report on Internal Control Over Financial Reporting

Management’s reports on Verso’s and Verso Holdings’ internal control over financial reporting are included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the fiscal quarter ended December 31, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item for Verso and Verso Holdings is incorporated by reference from an amendment to this Annual Report on Form 10-K to be filed within 120 days after December 31, 2015.

Item 11. Executive Compensation

The information required by this item for Verso and Verso Holdings is incorporated by reference from an amendment to this Annual Report on Form 10-K to be filed within 120 days after December 31, 2015.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item for Verso and Verso Holdings is incorporated by reference from an amendment to this Annual Report on Form 10-K to be filed within 120 days after December 31, 2015.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item for Verso and Verso Holdings is incorporated by reference from an amendment to this Annual Report on Form 10-K to be filed within 120 days after December 31, 2015.

Item 14. Principal Accountant Fees and Services

The following table represents fees billed to Verso and Verso Holdings for professional services rendered by Deloitte & Touche LLP for the years ended December 31, 2015, and 2014:

(Dollars in millions)	2015	2014
Audit fees	$3	$1
Audit-related fees	—	1
Tax fees	—	—
Total	$3	$2

Audit fees.  For the years ended December 31, 2015, and 2014, audit fees represent the aggregate fees billed to Verso Holdings by Deloitte & Touche LLP for professional services rendered for the audit of Verso Holdings’ financial statement, and review of interim financial statements including purchase accounting from the NewPage acquisition.

Audit-related fees.  For the years ended December 31, 2015, and 2014, audit-related fees represent the aggregate fees billed to Verso Holdings by Deloitte & Touche LLP for assurance and related services that are reasonably related to the audit or review of Verso Holdings’ financial statements, which in both periods include fees for compliance attestation and other procedures provided in conjunction with documents prepared for Verso Holdings’ issuance of debt and restructuring.

Tax fees. For the year ended December 31, 2015, tax fees represent the aggregate fees billed for professional services performed by Deloitte & Touche LLP with respect to tax consultations. The amount is immaterial.

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

Part IV

Item 15. Exhibits and Financial Statement Schedule

Financial Statements

See the Index to Financial Statements in “Financial Statements and Supplementary Data.”

Exhibits

The following exhibits are included with this report:

Exhibit
Number	Description of Exhibit

2.1	Agreement and Plan of Merger dated as of January 3, 2014, among Verso Paper Corp., Verso Merger Sub Inc., and NewPage Holdings Inc. (23)

2.2	Membership Interest Purchase Agreement dated as of December 5, 2014, among AIM Development (USA) LLC, Verso Paper LLC and Verso Maine Power Holdings LLC.(26)

2.3	Purchase Agreement dated as of January 6, 2016, among Eagle Creek Renewable Energy, LLC, Verso Maine Power Holdings LLC, and Verso Androscoggin Power LLC.(29)

3.1	Amended and Restated Certificate of Incorporation of Verso Paper Corp.(5)

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Verso Paper Corp., dated as of January 7, 2015.(27)

3.3	Amended and Restated Bylaws of Verso Corporation, dated as of January 7, 2015.(27)

3.4	Certificate of Formation, as amended, of Verso Paper Holdings LLC.(3)

3.5	Amended and Restated Limited Liability Company Agreement of Verso Paper Holdings LLC.(3)

4.1	Specimen common stock certificate of Verso Paper Corp.(4)

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

4.10
Notes Registration Rights Agreement, dated as of August 1, 2014, among Verso Paper Holdings LLC, Verso Paper Inc., the subsidiaries of Verso Paper Holdings LLC named therein and Evercore Group LLC, Credit Suisse Securities (USA) LLC and Barclays Capital Inc., as dealer managers.(25)

4.11
Common Stock Registration Rights Agreement, dated as of August 1, 2014, among Verso Paper Corp. and Evercore Group LLC, Credit Suisse Securities (USA) LLC and Barclays Capital Inc., as dealer managers.(25)

10.1
Credit Agreement dated as of May 4, 2012, among Verso Paper Finance Holdings LLC, Verso Paper Holdings LLC, each of the subsidiaries of the borrower party thereto, the lenders party thereto, Citibank, N.A., as Administrative Agent, and Citigroup Global Markets Inc., Barclays Bank PLC and Credit Suisse Securities (USA) LLC, as Co-Syndication Agents, Joint Bookrunners and Joint Lead Arrangers,(18) as amended by the Consent and First Amendment to Credit Agreement dated as of January 3, 2014, among Verso Paper Finance Holdings LLC, Verso Paper Holdings LLC, and the lenders signatory thereto.(23)

10.2
Credit Agreement dated as of May 4, 2012, among Verso Paper Finance Holdings LLC, Verso Paper Holdings LLC, each of the subsidiaries of the borrower party thereto, the lenders party thereto, Credit Suisse AG, Cayman Islands Branch, as Administrative Agent, and Citigroup Global Markets Inc., Barclays Bank PLC and Credit Suisse Securities (USA) LLC, as Co-Syndication Agents, Joint Bookrunners and Joint Lead Arrangers,(18) as amended by the Consent and First Amendment to Credit Agreement dated as of January 3, 2014, among Verso Paper Finance Holdings LLC, Verso Paper Holdings LLC, and the lenders signatory thereto.(23)

10.3
Credit Agreement dated as of May 5, 2014, among Verso Maine Power Holdings LLC, Verso Androscoggin Power LLC, the lenders party thereto, Barclays Bank PLC, as administrative agent and collateral agent, and Barclays Bank PLC and Credit Suisse Securities (USA) LLC, as joint lead arrangers and joint book runners.(24)

10.4
Guarantee and Collateral Agreement dated as of May 4, 2012, among Verso Paper Finance Holdings LLC, Verso Paper Holdings LLC, each other Pledgor identified therein, and Citibank, N.A., as Administrative Agent,(21) as supplemented by Supplement No. 1 to Guarantee and Collateral Agreement dated as of January 7, 2015, between NewPage Holdings Inc. and Citibank, N.A.(27)

10.5
Guarantee and Collateral Agreement dated as of May 4, 2012, among Verso Paper Finance Holdings LLC, Verso Paper Holdings LLC, each other Pledgor identified therein, and Credit Suisse AG, Cayman Islands Branch, as Administrative Agent,(21) as supplemented by Supplement No. 1 to Guarantee and Collateral Agreement dated as of January 7, 2015, between NewPage Holdings Inc. and Credit Suisse AG, Cayman Islands Branch.(27)

10.6
Collateral Agreement dated as of May 4, 2012, relating to the 11.75% Senior Secured Notes due 2019 among Verso Paper Holdings LLC, the Subsidiaries named therein, and Wilmington Trust, National Association, as Collateral Agent,(21) as supplemented by Supplement No. 1 to Guarantee and Collateral Agreement dated as of January 7, 2015, between NewPage Holdings Inc. and Wilmington Trust, National Association.(27)

10.7
Collateral Agreement dated as of January 7, 2015, relating to the 11.75% Senior Secured Notes due 2019 among Verso Paper Holdings LLC, Verso Paper Inc., each subsidiary of Verso Paper Holdings LLC party thereto, and Wilmington Trust, National Association, as collateral agent.(27)

10.8
Amended and Restated Collateral Agreement dated as of August 1, 2014, relating to the 11.75% Secured Notes due 2019 among Verso Paper Holdings LLC, Verso Paper Inc., each subsidiary of Verso Paper Holdings LLC party thereto, and Wilmington Trust, National Association, as collateral agent,(25) as supplemented by Supplement No. 1 to Amended and Restated Collateral Agreement dated as of January 7, 2015, between NewPage Holdings Inc., and Wilmington Trust, National Association.(27)

10.9
Collateral Agreement dated as of August 1, 2014, relating to the Second Priority Adjustable Senior Secured Notes, among Verso Paper Holdings LLC, Verso Paper Inc., each subsidiary of Verso Paper Holdings LLC party thereto, and Wilmington Trust, National Association, as collateral agent,(25) and as supplemented by Supplement No. 1 to Collateral Agreement dated as of January 7, 2015, between NewPage Holdings Inc. and Wilmington Trust, National Association.(27)

10.10
Intercreditor Agreement dated as of August 1, 2006, among Credit Suisse, Cayman Islands Branch, as Intercreditor Agent, Wilmington Trust Company, as Trustee, Verso Paper Finance Holdings LLC, Verso Paper Holdings LLC, and the Subsidiaries party thereto,(1) as supplemented by Supplement No. 1 to Intercreditor Agreement dated as of May 29, 2009, among Verso Paper Five Corp., Verso Fiber Farm LLC, Verso Maine Energy LLC, Credit Suisse, Cayman Islands Branch, as Intercreditor Agent, and Wilmington Trust Company, as Trustee, (12) as supplemented by Supplement No. 2 to Intercreditor Agreement dated as of January 10, 2011, among Verso Quinnesec REP Holding Inc., Credit Suisse, Cayman Islands Branch, as Intercreditor Agent, and Wilmington Trust Company, as Trustee,(12) as supplemented by Joinder and Supplement No. 3 to Intercreditor Agreement dated as of January 26, 2011, among Wilmington Trust Company, as Trustee, Verso Paper Finance Holdings LLC, Verso Paper Holdings LLC, Verso Paper Inc., and the Subsidiaries party thereto,(10) as supplemented by Joinder and Supplement No. 4 to Intercreditor Agreement dated as of May 4, 2012, among Wilmington Trust, National Association, as Trustee, Citibank, N.A., as Intercreditor Agent, Wilmington Trust Company, as Second-Priority Designated Agent, Verso Paper Holdings LLC, Verso Paper Finance Holdings LLC and the subsidiaries of Verso Paper Holdings LLC named therein,(21) as supplemented by Joinder and Supplement No. 5 to Intercreditor Agreement dated as of May 11, 2012, among Wilmington Trust, National Association, as Trustee, Citibank, N.A., as Intercreditor Agent, Wilmington Trust Company, as Second-Priority Designated Agent, Verso Paper Finance Holdings LLC, Verso Paper Holdings LLC and the subsidiaries of Verso Paper Holdings LLC named therein,(20) as supplemented by Joinder and Supplement No. 6 to Intercreditor Agreement dated as of August 1, 2014, among Wilmington Trust, National Association, as Second-Priority Agent and as Second-Priority Designated Agent, Citibank, N.A., as Intercreditor Agent, Wilmington Trust Company, as former Second-Priority Designated Agent, Verso Paper Inc., Verso Paper Finance Holdings LLC, Verso Paper Holdings LLC and the subsidiaries of Verso Paper Holdings LLC named therein,(25) as supplemented by Joinder and Supplement No. 7 to Intercreditor Agreement dated as of January 7, 2015, among Wilmington Trust, National Association, as Second-Priority Designated Agent and as Senior Priority Agent, Citibank, N.A., as Intercreditor Agent , Verso Paper Inc., Verso Paper Finance Holdings LLC, Verso Paper Holdings LLC, NewPage Holdings Inc., and the other subsidiaries of Verso Paper Holdings LLC named therein.(27)

10.11
Senior Lien Intercreditor Agreement dated as of May 4, 2012, among Verso Paper Holdings LLC, Verso Paper Finance Holdings LLC, the subsidiaries of Verso Paper Holdings LLC name therein, Citibank, N.A., as administrative agent and collateral agent under the credit agreement dated as of May 4, 2012, Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent under the credit agreement dated as of May 4, 2012, and Wilmington Trust, National Association, as the trustee and collateral agent under the indenture dated as of March 21, 2012,(21) as amended by Amendment No. 1 to the Senior Lien Intercreditor Agreement dated as of May 16, 2012, among Verso Paper Holdings LLC, Verso Paper Finance Holdings LLC, the subsidiaries of Verso Paper Holdings LLC name therein, Citibank, N.A., as administrative agent and collateral agent under the credit agreement dated as of May 4, 2012, Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent under the credit agreement dated as of May 4, 2012, and Wilmington Trust, National Association, as the trustee and collateral agent under the indenture dated as of March 21, 2012,(21) and as supplemented by Joinder and Supplement to Intercreditor Agreement dated as of January 7, 2015, among Wilmington Trust, National Association, as an other first priority lien obligations administrative agent and collateral agent, and as trustee and collateral Agent for the First Lien Noteholders, Credit Suisse AG, Cayman Islands Branch as First Lien Revolving Facility administrative agent and collateral agent, Citibank N.A. as the ABL Facility collateral agent and administrative agent, Verso Paper Finance Holdings LLC, Verso Paper Holdings LLC, and NewPage Holdings Inc.(27)

10.12
First-Priority Intercreditor Agreement dated as of May 4, 2012, among Verso Paper Holdings LLC, Verso Paper Finance Holdings LLC, the subsidiaries of Verso Paper Holdings LLC name therein, Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent under the credit agreement dated as of May 4, 2012, and Wilmington Trust, National Association, as the trustee and collateral agent under the indenture dated as of March 21, 2012,(21) and as supplemented by Joinder and Supplement to Intercreditor Agreement dated as of January 7, 2015, among Wilmington Trust, National Association, as an Other First Priority Lien Obligations administrative agent and collateral agent, and as trustee and collateral agent for the First Lien Noteholders, Credit Suisse AG, Cayman Islands Branch as First Lien Revolving Facility administrative agent and collateral agent, Verso Paper Finance Holdings LLC, Verso Paper Holdings LLC and NewPage Holdings Inc.(27)

10.13
Intercreditor Agreement dated as of May 11, 2012, among Verso Paper Holdings LLC, Verso Paper Finance Holdings LLC, the subsidiaries of Verso Paper Holdings LLC name therein, Citibank, N.A., as Intercreditor Agent, Citibank, N.A., as Administrative Agent under the Credit Agreement dated as of May 4, 2012, Credit Suisse AG, Cayman Islands Branch, as Administrative Agent under the Credit Agreement dated as of May 4, 2012, Wilmington Trust, National Association, as Trustee under the Indenture dated as of March 21, 2012 and Wilmington Trust, National Association, as Trustee and Collateral Agent under the Indenture dated as of May 11, 2012,(20) and as supplemented by Joinder and Supplement to Intercreditor Agreement dated as of January 7, 2015, among Wilmington Trust, National Association as second-priority designated agent, new senior-priority agent, and trustee, Citibank N.A. as the intercreditor agent, Verso Paper Finance Holdings LLC, Verso Paper Holdings LLC, NewPage Holdings Inc. and the subsidiaries of Verso Paper Holdings LLC named therein.(27)

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

10.27*	Employment Agreement dated as of April 20, 2012, between David J. Paterson and Verso Paper Corp.(17)

10.28*	Amended and Restated Confidentiality and Non-Competition Agreement between Verso Paper Corp. and each of its executives (form).(19)

10.29*	Employment offer letter agreement dated September 8, 2015, between Verso Corporation and Allen J. Campbell on September 8, 2015.(28)

10.30*	Indemnification Agreement between Verso Paper Corp. and its directors and executive officers (form).(4)

10.31	Shared Services Agreement, dated as of January 7, 2015, among Verso Corporation, NewPage Holdings Inc. and NewPage Corporation.(27)

10.32	Restructuring Support Agreement dated as of January 26, 2016 by and among the Debtors and the Consenting Creditors.(30)

10.33
Superpriority Secured Debtor-in-Possession Credit Agreement, dated as of January 26, 2016, among Verso Holdings, Verso Finance, each of the subsidiaries of Verso Holdings party thereto, the lenders party thereto, Citibank, N.A., as administrative agent, Citigroup Global Markets Inc. and Wells Fargo Bank, N.A., as joint bookrunners and lead arrangers, and Wells Fargo Bank, N.A., as documentation agent.(31)

10.34
Superpriority Senior Debtor-in-Possession Asset-Based Revolving Credit Agreement, dated as of January 26, 2016, among NewPage LLC, NewPage Corp., each of the subsidiaries of NewPage Corp. party thereto, the lenders party thereto, Barclays Bank PLC, as administrative agent and collateral agent, BMO Harris Bank N.A., as co-collateral agent, Wells Fargo Bank, National Association, as syndication agent, and Barclays Bank PLC, BMO Capital Markets Corp and Wells Fargo Bank, National Association, as joint lead arrangers and joint bookrunners.(31)

10.35
Superpriority Senior Debtor-in-Possession Term Loan Agreement, dated as of January 26, 2016, among NewPage LLC, NewPage Corp., each of the subsidiaries of NewPage Corp. party thereto, the lenders party thereto, Barclays Bank PLC, as administrative agent and collateral agent, and Barclays Bank PLC, as lead arranger and book runner.(31)

10.36
Notice and First Amendment to Credit Agreement, dated March 3, 2016, which amends the Superpriority Senior Debtor-in-Possession Term Loan Agreement, dated as of January 26, 2016, among NewPage LLC, NewPage Corp., each of the subsidiaries of NewPage Corp. party thereto, the lenders party thereto, Barclays Bank PLC, as administrative agent and collateral agent, and Barclays Bank PLC, as lead arranger and book runner.(32)

10.37
First Amendment, dated as of March 31, 2016, to the Superpriority Secured Debtor-in-Possession Credit Agreement, dated as of January 26, 2016, among Verso Holdings, Verso Finance, each of the subsidiaries of Verso Holdings party thereto, the lenders party thereto, Citibank, N.A., as administrative agent, Citigroup Global Markets Inc. and Wells Fargo Bank, N.A., as joint bookrunners and lead arrangers, and Wells Fargo Bank, N.A., as documentation agent.

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

(2)	Incorporated by reference to Amendment No. 1 to Verso Paper Corp.’s Registration Statement on Form S-1 (Registration No. 333-148201), filed with the SEC on February 13, 2008.

(3)	Incorporated by reference to Verso Paper Holdings LLC’s Annual Report on Form 10-K for the year ended December 31, 2007, filed with the SEC on March 12, 2008.

(4)	Incorporated by reference to Amendment No. 3 to Verso Paper Corp.’s Registration Statement on Form S-1 (Registration No. 333-148201), filed with the SEC on April 28, 2008.

(5)	Incorporated by reference to Amendment No. 5 to Verso Paper Corp.’s Registration Statement on Form S-1 (Registration No. 333-148201), filed with the SEC on May 8, 2008.

(6)	Incorporated by reference to Verso Paper Corp.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed with the SEC on March 5, 2009.

(7)	Incorporated by reference to Verso Paper Corp.’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2009, filed with the SEC on August 6, 2009.

(8)	Incorporated by reference to Verso Paper Corp.’s Current Report on Form 8-K, filed with the SEC on September 25, 2009.

(9)	Incorporated by reference to Verso Paper Corp.’s and Verso Paper Holdings LLC’s Current Report on Form 8-K, filed with the SEC on December 30, 2009.

(10)	Incorporated by reference to Verso Paper Corp.’s and Verso Paper Holdings LLC’s Current Report on Form 8-K, filed with the SEC on January 26, 2011.

(11)	Incorporated by reference to Verso Paper Corp.’s and Verso Paper Holdings LLC’s Current Report on Form 8-K, filed with the SEC on February 10, 2011.

(12)	Incorporated by reference to Verso Paper Holdings LLC’s Registration Statement on Form S-4 (Registration No. 333-174841), filed with the SEC on June 10, 2011.

(13)	Incorporated by reference to Verso Paper Corp.’s and Verso Paper Holdings LLC’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed with the SEC on March 6, 2012.

(14)	Incorporated by reference to Verso Paper Corp.’s and Verso Paper Holdings LLC’s Current Report on Form 8-K, filed with the SEC on March 22, 2012.

(15)	Incorporated by reference to Verso Paper Corp.’s and Verso Paper Holdings LLC’s Current Report on Form 8-K, filed with the SEC on March 29, 2012.

(16)	Incorporated by reference to Verso Paper Corp.’s Proxy Statement for the 2012 Annual Meeting of Stockholders, filed with the SEC on April 14, 2012.

(17)	Incorporated by reference to Verso Paper Corp.’s Current Report on Form 8-K, filed with the SEC on April 20, 2012.

(18)	Incorporated by reference to Verso Paper Corp.’s and Verso Paper Holdings LLC’s Current Report on Form 8-K, filed with the SEC on May 9, 2012.

(19)	Incorporated by reference to Verso Paper Corp.’s and Verso Paper Holdings LLC’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2012, filed with the SEC on May 14, 2012.

(20)	Incorporated by reference to Verso Paper Corp.’s and Verso Paper Holdings LLC’s Current Report on Form 8-K, filed with the SEC on May 15, 2012.

(21)	Incorporated by reference to Verso Paper Holdings LLC’s and Verso Paper Inc.’s Registration Statement on Form S-4 (Registration No. 333-184490), filed with the SEC on October 18, 2012.

(22)	Incorporated by reference to Verso Paper Corp.’s and Verso Paper Holdings LLC’s Current Report on Form 8-K, filed with the SEC on February 4, 2013.

(23)	Incorporated by reference to Verso Paper Corp.’s and Verso Paper Holdings LLC’s Current Report on Form 8‑K, filed with the SEC on January 6, 2014.

(24)	Incorporated by reference to Verso Paper Corp.’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 2014, filed with the SEC on May 7, 2014.

(25)	Incorporated by reference to Verso Paper Corp.’s and Verso Paper Holdings LLC’s Current Report on Form 8-K, filed with the SEC on August 7, 2014.

(26)	Incorporated by reference to Verso Paper Corp.’s Current Report on Form 8-K, filed with the SEC on December 8, 2014.

(27)	Incorporated by reference to Verso Corporation’s and Verso Paper Holdings LLC’s Current Report on Form 8-K, filed with the SEC on January 7, 2015.

(28)	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities Exchange Commission on September 8, 2015.

(29)	Incorporated by reference to Verso Corporation’s Current Report on Form 8‑K, filed with the SEC on January 7, 2016.

(30)	Incorporated by reference to Verso Corporation’s and Verso Paper Holdings LLC’s Current Report on Form 8‑K, filed with the SEC on January 27, 2016.

(31)	Incorporated by reference to Verso Corporation’s and Verso Paper Holdings LLC’s Current Report on Form 8‑K/A, filed with the SEC on January 28, 2016.

(32)	Incorporated by reference to Verso Corporation’s and Verso Paper Holdings LLC’s Current Report on Form 8‑K, filed with the SEC on March 8, 2016.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 14, 2016
VERSO CORPORATION

	By:	/s/ David J. Paterson
David J. Paterson President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Position	Date

/s/ David J. Paterson	President, Chief Executive Officer and Director	April 14, 2016
David J. Paterson	(Principal Executive Officer)

/s/ Allen J. Campbell	Senior Vice President and Chief Financial Officer	April 14, 2016
Allen J. Campbell	(Principal Financial and Accounting Officer)

/s/ Robert M. Amen	Director	April 14, 2016
Robert M. Amen

/s/ Michael E. Ducey	Director	April 14, 2016
Michael E. Ducey

/s/ Thomas Gutierrez	Director	April 14, 2016
Thomas Gutierrez

/s/ Scott M. Kleinman	Director	April 14, 2016
Scott M. Kleinman

/s/ David W. Oskin	Director	April 14, 2016
David W. Oskin

/s/ Eric L. Press	Director	April 14, 2016
Eric L. Press

/s/ L.H. Puckett, Jr.	Director	April 14, 2016
L.H. Puckett, Jr.

/s/ Reed B. Rayman	Director	April 14, 2016
Reed B. Rayman

/s/ David B. Sambur	Director	April 14, 2016
David B. Sambur

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 14, 2016
VERSO PAPER HOLDINGS LLC

	By:	/s/ David J. Paterson
David J. Paterson President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Position	Date

/s/ David J. Paterson	President, Chief Executive Officer and Director	April 14, 2016
David J. Paterson	(Principal Executive Officer)

/s/ Allen J. Campbell	Senior Vice President and Chief Financial Officer	April 14, 2016
Allen J. Campbell	(Principal Financial and Accounting Officer)