Form 10-K/A
period 2015-12-31
Verso Corp; Verso Paper Holdings LLC
filed 2016-04-29
CIK 1421182, 1395864

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K/A

Amendment No. 1

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A.

Verso Corporation	☐

Verso Paper Holdings LLC	☑

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

This Form 10-K/A is a combined amended annual report being filed separately by two registrants: Verso Corporation and Verso Paper Holdings LLC.

DOCUMENTS INCORPORATED BY REFERENCE

    None.

EXPLANATORY NOTE

Verso Corporation, formerly named Verso Paper Corp. (“Verso”), and Verso Paper Holdings LLC (“Verso Holdings”) are filing this Amendment No. 1 on Form 10-K/A (this “Form 10-K/A”) to amend their Annual Report on Form 10-K for the year ended December 31, 2015, that originally was filed with the United States Securities and Exchange Commission (the “SEC”) on April 14, 2016 (the “Original Form 10-K”). This Form 10-K/A is being filed solely to include the information required in Part III, Items 10, 11, 12 and 13 of Form 10-K that previously was omitted from the Original Form 10-K in reliance on General Instruction G(3) to Form 10-K. General Instruction G(3) to Form 10-K allows such omitted information to be filed as an amendment to the Original Form 10-K or incorporated by reference from the registrant’s definitive proxy statement that involves the election of directors not later than 120 days after the end of the fiscal year covered by the Original Form 10-K. We are filing this Form 10-K/A to include the information required by Part III, Items 10, 11, 12 and 13 of the Original Form 10-K, because we do not intend to file a definitive proxy statement within 120 days after the end of our fiscal year covered by the Original Form 10-K.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Part III, Items 10, 11, 12 and 13 of the Original Form 10-K are hereby amended and restated in their entirety and Part IV, Item 15 of the Original Form 10-K is hereby amended to reflect the new certifications filed by our principal executive officers and our principal financial officers as exhibits to this Form 10-K/A. Except as described in this explanatory note, no other information in the Original Form 10-K is being modified or amended by this Form 10-K/A, and this Form 10-K/A does not otherwise reflect events occurring after April 14, 2016, the filing date of the Original Form 10-K. Accordingly, this Form 10-K/A should be read in conjunction with the Original Form 10-K and our other filings with the SEC.

Unless otherwise indicated by the context, references to “we,” “us,” and “our” refer specifically to Verso Corporation and its consolidated subsidiaries, including Verso Holdings. All capitalized terms used but not defined herein have the meanings given to them in the Original Form 10-K.

i

ii

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The following table and biographical descriptions provide information regarding Verso’s directors and executive officers.

Name	Age	Position(s)

David J. Paterson	61	President, Chief Executive Officer and Director
Lyle J. Fellows	60	Senior Vice President of Manufacturing and Energy
Allen J. Campbell	58	Senior Vice President and Chief Financial Officer
Michael A. Weinhold	51	Senior Vice President of Sales, Marketing and Product Development
Peter H. Kesser	58	Senior Vice President, General Counsel and Secretary
Kenneth D. Sawyer	60	Senior Vice President of Human Resources and Communications
Benjamin Hinchman, IV	68	Vice President and Chief Information Officer
Robert M. Amen	66	Director
Michael E. Ducey	67	Director
Thomas Gutierrez	67	Director
Scott M. Kleinman	43	Director and Chairman of the Board
David W. Oskin	73	Director
Eric L. Press	50	Director
L.H. Puckett, Jr.	67	Director
Reed B. Rayman	30	Director
David B. Sambur	36	Director

The directors of Verso Holdings are Messrs. Paterson and Rayman and Richard M. Cieri, age 59. Mr. Cieri is not a director of Verso. The executive officers of Verso Holdings are the same as the executive officers of Verso.

Executive Officers

David J. Paterson

Mr. Paterson has been our President and Chief Executive Officer and a director of Verso since 2012. Information about Mr. Paterson appears below under the heading “Directors.”

Lyle J. Fellows

Mr. Fellows has been our Senior Vice President of Manufacturing and Energy since 2009 and was our Senior Vice President of Manufacturing from 2006 to 2009. Mr. Fellows previously worked at International Paper Company from 1981 to 2006, where he was Vice President of Manufacturing of the Coated and Supercalendered Papers Division from 2003 to 2006, manager of the pulp and paper mill in Courtland, Alabama, from 2001 to 2003, manager of the pulp and paper mill in Saillat, France, from 2000 to 2001, Manufacturing Director of the Arizona Chemical business in Europe from 1998 to 1999, and Technical Director of the White Papers business in Europe from 1994 to 1997. He also served in various manufacturing positions at the pulp and paper mill in Pine Bluff, Arkansas, from 1981 to 1994.

Allen J. Campbell

Mr. Campbell has been our Senior Vice President and Chief Financial Officer since September 2015. Mr. Campbell previously worked at Cooper-Standard Holdings Inc., the parent company of Cooper-Standard Automotive Inc. (“Cooper Standard”), a leading global supplier of systems and components for the automotive industry. At Cooper Standard, Mr. Campbell was the Executive Vice President and Chief Infrastructure Officer from March to September 2015, and he previously served as the Executive Vice President and Chief Financial Officer from 2005 to March 2015 and in other financial and corporate leadership roles of increasing responsibility from 1998 to 2004. Mr. Campbell previously worked at The Dow Chemical Company from 1980 to 1998 in various financial and accounting positions.

Michael A. Weinhold

Mr. Weinhold has been our Senior Vice President of Sales, Marketing and Product Development since 2011 and was our Senior Vice President of Sales and Marketing from 2006 to 2011. He is responsible for our sales, marketing, supply chain, customer technical service, e-commerce, product development, product management and Nextier Solutions® functions. Mr. Weinhold previously worked at International Paper Company from 2000 to 2006, where he held various sales, marketing and management positions in the Coated and Supercalendered Papers Division, including Business Manager from 2004 to 2006, Business Manager of Sales and Marketing from 2003 to 2004, and Director of Marketing and Product Development from 2001 to 2003. He also held similar positions at Champion International Corporation from 1994 until it was acquired by International Paper Company in 2000.

Peter H. Kesser

Mr. Kesser has been our Senior Vice President, General Counsel and Secretary since 2012 and was our Vice President, General Counsel and Secretary from 2006 to 2012. During his legal career, Mr. Kesser has worked both as the general counsel of publicly held companies and as an attorney in major law firms. He has concentrated his practice in the areas of corporate, securities, mergers and acquisitions, and commercial law, plus he has had significant oversight responsibility for a wide variety of other legal matters such as antitrust, bankruptcy, compliance, employee benefits, employment, energy, environmental, intellectual property, litigation and real estate. Prior to joining Verso, Mr. Kesser was a shareholder with Baker Donelson Bearman Caldwell & Berkowitz PC from 1999 to 2006. He was Vice President, Assistant General Counsel and Assistant Secretary of Promus Hotel Corporation, a premier lodging company, from 1998 to 1999. Mr. Kesser was Vice President, General Counsel and Secretary of Arcadian Corporation, a leading global nitrogen chemical producer, from 1993 to 1997. He began his legal career as an attorney with Bracewell & Patterson LLP (now named Bracewell LLP) from 1983 to 1992. Mr. Kesser is the former Chair of the Business Law section of the Tennessee Bar Association.

Kenneth D. Sawyer

Mr. Sawyer has been our Senior Vice President of Human Resources and Communications since January 2015 and was our Vice President of Human Resources from 2011 to January 2015. He previously worked at AbitibiBowater, Inc. (now named Resolute Forest Products Inc.), a producer of pulp, paper and wood products, from 2007 to 2010, where he was Director of Human Resources for all United States operations from 2009 to 2010, and Director of Human Resources for the Commercial Printing Papers Division in the United States, Canada and South Korea from 2007 to 2009. Mr. Sawyer worked at Bowater Incorporated, a manufacturer of pulp, paper and wood products, from 1999 to 2007, where he was Director of Process Improvement and Organization Effectiveness from 2006 to 2007, and Director of Human Resources of the Coated Papers Division from 1999 to 2006. Mr. Sawyer was Vice President of Human Resources of Dorsey Trailers, Inc., a transportation equipment manufacturer, from 1993 to 1999.

Benjamin Hinchman, IV

Mr. Hinchman has been our Vice President and Chief Information Officer since 2006. During his extensive career in the information technology field, he has implemented and managed information systems supporting manufacturing, quality control, research and development, sales, order fulfillment, distribution, warehousing, finance and e-commerce. Mr. Hinchman previously worked at International Paper Company from 1999 to 2006, where he was Director of Information Technology of the Coated and Supercalendered Papers Division in 2006, Director of Information Technology of the xpedx business from 2002 to 2006, and Director of Strategic Technologies from 1999 to 2001. Mr. Hinchman worked for Union Camp Corporation from 1995 to 1999, where he was Director of Information Services for the Fine Papers Division until its acquisition by International Paper Company. Mr. Hinchman previously worked in various other businesses, holding positions of increasing responsibility in information technology.

Directors

We believe that the members of our board of directors should have a range of skills, expertise, experience and diversity that enables them to provide sound guidance with respect to our business and operations. As discussed below, each of our directors has an established record of professional accomplishment and particular knowledge, qualifications, skills and experience that the board of directors considers important attributes for service on the board of directors.

Nine of Verso’s ten directors are considered to be independent under the applicable standards of the SEC and the New York Stock Exchange (the “NYSE”). Of Verso’s nine independent directors, four – Scott M. Kleinman, Eric L. Press, Reed B. Rayman and David B. Sambur – are associated with Apollo Management VI, L.P., which manages funds that control Verso Paper Management LP, Verso’s largest stockholder. Verso has one non-independent director, David J. Paterson, who serves as Verso’s and its subsidiaries’ President and Chief Executive Officer. This composition of Verso’s board of directors is important to us for the following reasons:

•

Verso’s nine independent directors contribute outside points of view that we value for providing multiple perspectives to the board of directors’ oversight and direction and for facilitating objectivity in the board’s decision-making process.

•

Messrs. Kleinman, Press, Rayman and Sambur, Verso’s four independent directors who are associated with Apollo Management VI, L.P., are particularly attuned to strategic, financial and other considerations that may affect stockholders’ investments in Verso.

•	Mr. Paterson, as our President and Chief Executive Officer, brings his knowledge of Verso and our industry, operations and business plans to the board of directors.

Two of Verso Holdings’ three directors are considered to be independent under the applicable standards of the SEC and the NYSE. One of Verso Holdings’ independent directors, Reed B. Rayman, is associated with Apollo Management VI, L.P., which manages funds that control Verso Paper Management LP, our largest stockholder. Verso Holdings has one non-independent director, David J. Paterson, who serves as its President and Chief Executive Officer.

In addition, as indicated below, each of our directors has specific knowledge, experience and expertise relevant to serving as a director of Verso and/or Verso Holdings, and most of our directors have experience serving on boards of directors of other companies. Each director also has the following key attributes that we believe are important to an effective board of directors: integrity and demonstrated high ethical standards; sound judgment; analytical skills; the ability to engage management and each other in a constructive and collaborative fashion; and diversity of background, experience and thought.

Robert M. Amen

Mr. Amen has been a director of Verso since January 2015. He was Chairman of the Board and Chief Executive Officer of International Flavors & Fragrances Inc., a creator and manufacturer of flavors and fragrances used in consumer products and packaged goods, from 2006 to 2009. Mr. Amen worked at International Paper Company from 1980 to 2006, where he held various management, sales and finance positions, including President from 2003 to 2006, Executive Vice President responsible for the paper business, technology and corporate marketing from 2000 to 2003, and Senior Vice President and President of International Paper – Europe from 1996 to 2000.

Mr. Amen was a director of Balfour Beatty plc, an international provider of development, construction, financing and maintenance services for public and private infrastructure projects, from 2010 to December 2015; a director of NewPage Holdings Inc. (“NewPage”), a manufacturer of printing and writing papers, from 2012 to its acquisition by Verso in January 2015; a director of Wyeth, a manufacturer of pharmaceutical and consumer healthcare products, from 2007 to 2009; and a director of International Paper Company from 2003 to 2006. He is an executive-in-residence at the Columbia University Business School and a member and the former Chair of the Advisory Board of the W. Edwards Deming Center for Quality, Productivity, and Competitiveness at the school.

Mr. Amen provides Verso’s board of directors with broad and deep experience in the printing and writing papers industry, including four years as the principal executive officer of Verso’s business when it was a division of International Paper Company. His substantial management experience provides him with an in-depth understanding of our industry, business and organization which is useful in providing guidance to our management. In addition, Mr. Amen’s service as a director of other companies in a variety of industries, as well as his work with Columbia Business School, give him a range of experiences on which he can draw in serving as Verso’s director and increase his knowledge of effective corporate governance.

Michael E. Ducey

Mr. Ducey has been a director of Verso since 2007 and a member and the chairman of the Audit Committee since 2008. He was President and Chief Executive Officer of Compass Minerals International, Inc. (“Compass”), a producer of salt and specialty fertilizers, from 2002 to 2006, and he remains a consultant to Compass. Mr. Ducey worked at Borden Chemical, Inc. (“Borden”), a diversified chemical company, from 1972 to 2002, where he held various management, sales, marketing, planning and commercial development positions, including President and Chief Executive Officer from 1999 to 2002 and Executive Vice President and Chief Operating Officer from 1997 to 1999.

Mr. Ducey has been a director of OCI Resource Partners LLC, the general partner of OCI Resources LP, a producer of soda ash from trona ore, since 2014; a director of Apollo Global Management, LLC, a leading global alternative investment manager, since 2011; and a director of HaloSource, Inc., a global producer of water purification and disinfecting technologies, since 2010. He previously was a director of TPC Group Inc., a producer of hydrocarbon derivatives, from 2009 to 2012; a director of Smurfit-Stone Container, Inc., a producer of corrugated containers, from 2010 to 2011; a director of UAP Holding Corp., the parent of United Agri Products, Inc., from 2006 to 2008; and a director of Compass from 2002 to 2006.

Mr. Ducey’s broad experience in manufacturing, strategic planning and management, gained from his lengthy career with Compass and Borden, is valuable to Verso’s board of directors. Mr. Ducey’s background in manufacturing provides experience with complex challenges and opportunities that are comparable to those that we sometimes face as a manufacturer, and his experiences as President and Chief Executive Officer of both Compass and Borden provide valuable insight on which he can draw while overseeing our management. In addition, Mr. Ducey’s service as a director of other companies augments his knowledge of effective corporate governance.

Thomas Gutierrez

Mr. Gutierrez has been a director of Verso since 2008 and a member of the Audit Committee since 2009. He was President and Chief Executive Officer of GT Advanced Technologies Inc. (“GTAT”), a provider of specialized equipment, technology and services for the solar power industry, from 2009 to August 2015. GTAT filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in 2014 and emerged from bankruptcy in March 2016. Mr. Gutierrez was Chief Executive Officer of PhytoChem Pharmaceuticals, Inc., a development-stage pharmaceutical company, in 2009. He was Chief Executive Officer of Xerium Technologies Inc., a manufacturer of synthetic textiles and specialty roll covers used in paper production, from 2001 to 2008. Mr. Gutierrez was Chief Executive Officer of various business units of Invensys plc, a provider of technology used to monitor, control and automate processes, from 1995 to 2001. He was Chief Operating Officer of Pulse Engineering, Inc., a manufacturer of electronic components for telecommunications and power applications, from 1992 to 1994. Earlier in his career, Mr. Gutierrez held various management, technical and engineering positions with Pitney Bowes Inc., Franklin Computer Corporation, Motorola, Inc., and Digital Equipment Corporation.

Mr. Gutierrez has been a director of PhytoChem Pharmaceuticals, Inc., since 2009. He previously was a director of GTAT from 2009 to August 2015; a director of Veeco Instruments Inc., a producer of process equipment for LED, solar and data storage manufacturers, from 2010 to 2011; a director of Comverge, Inc., a provider of clean energy alternatives, from 2009 to 2010; and a director of Xerium Technologies Inc. from 2001 to 2008.

Mr. Gutierrez’s extensive experience in various industries, including manufacturing, provides him with a breadth and depth of knowledge that informs his oversight of our organization as a director. His background of providing leadership, as the most senior executive and as a director, of various companies provides him with experience in guiding organizations through complex challenges and opportunities. In addition, from his many years of experience as the chief executive officer of large companies, Mr. Gutierrez has developed expertise in managing enterprises which enhances his oversight of our management and the guidance that he provides as Verso’s director. Finally, his service as a director of other companies enhances his knowledge of effective corporate governance.

Scott M. Kleinman

Mr. Kleinman has been a director and Chairman of the Board of Verso since 2006. He also has been a member and the chairman of the Compensation Committee and the Corporate Governance and Nominating Committee since 2008, and was a member and the chairman of the Audit Committee in 2008. Mr. Kleinman is the Lead Partner for Private Equity at Apollo Global Management, LLC, a leading global alternative investment manager, where he has worked since 1996. He previously was employed by Smith Barney Inc. in its Investment Banking division from 1994 to 1996.

Mr. Kleinman has been a director of CH2M Hill Companies, Ltd., a professional engineering services firm, since 2015; a director of Vectra Co., a diversified manufacturer of magnetic materials, energy storage devices and coating additives, since 2015; a director of MPM Holdings Inc. and affiliated entities, a producer of silicone, quartz and ceramics materials, since 2014; and a director of Hexion Holdings LLC, a producer of thermoset resins and other specialty chemicals, since 2010. He previously was a director of Taminco Corporation, a producer of alkylamines and derivatives, from 2011 to 2014; a director of LyondellBasell Industries, N.V., a plastics, chemical and refining company, from 2010 to 2013; a director of Realogy Corporation, a provider of residential real estate and relocation services, from 2007 to 2013; and a director of Noranda Aluminum Holding Corporation, a manufacturer of aluminum products, from 2007 to 2011.

With significant experience in financing, analyzing, investing in and managing investments in public and private companies, Mr. Kleinman has gained substantial expertise in strategic and financial matters that inform his contributions to Verso’s board of directors and enhance his oversight and direction of Verso. In addition, Mr. Kleinman led the Apollo team that managed the acquisition of Verso’s business from International Paper Company in 2006, which provided him with unique knowledge of our industry, business and organization. Finally, Mr. Kleinman’s service as a director of other companies in diverse industries provides him with a range of experiences on which he can draw in serving as Verso’s director and increases his knowledge of effective corporate governance.

David W. Oskin

Mr. Oskin has been a director of Verso since 2007. He also has been a member of the Audit Committee since 2008 and the Corporate Governance and Nominating Committee since 2008. Mr. Oskin has been President of Four Winds Ventures, LLC, a private investment company, since 2005. He previously worked for 29 years in the paper and forest products industries in various senior management, distribution, sales and marketing, quality management, human resources and other positions. Mr. Oskin spent most of his career with International Paper Company, where he worked initially from 1975 to 1991 and then again as an Executive Vice President from 1996 to 2003. Mr. Oskin was Managing Director and Chief Executive Officer of Carter Holt Harvey Limited, a forest products company based in New Zealand, from 1992 to 1995.

Mr. Oskin has been a director of Samling Global Limited, a timber and forest products concern, since 2005, and a director of Big Earth Publishing LLC, a book and magazine publisher, since 2004. He previously was a director of Rayonier Inc., a forest products company, from 2009 to 2015; a director of Pacific Millennium Corporation, a packaging company, from 2003 to 2012; and a director of Goodman Global Inc., a heating, ventilation and air conditioning products manufacturer, from 2006 to 2008. Mr. Oskin was Chair of the Board of Trustees of Widener University from 2001 to 2009 and currently is the Chair Emeritus.

Mr. Oskin’s significant management experience with International Paper Company and Carter Holt Harvey Limited, in a wide range of areas such as distribution, sales and marketing, quality management, and human resources, and his service on the boards of directors of various companies in the paper and forest products industry, provide him with a substantial knowledge base on which he can draw in providing oversight and input as Verso’s director. In addition, Mr. Oskin’s current service with Big Earth Publishing LLC gives him experience in magazine and book publishing that is relevant to our sales and marketing efforts. Finally, Mr. Oskin’s service as a director of other companies augments his knowledge of effective corporate governance.

David J. Paterson

Mr. Paterson has been our President and Chief Executive Officer and a director of Verso and Verso Holdings since 2012. He previously was President and Chief Executive Officer of AbitibiBowater Inc. (now named Resolute Forest Products Inc.), a producer of pulp, paper and wood products, from 2007 to 2011. AbitibiBowater Inc. filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in 2009 and emerged from bankruptcy in 2010. Mr. Paterson was Chairman, President and Chief Executive Officer of Bowater Incorporated during 2007 and President and Chief Executive Officer of Bowater Incorporated from 2006 to 2007. He worked in various executive and sales and marketing positions for Georgia-Pacific Corporation, a manufacturer of tissue, packaging, paper, building products and related chemicals, from 1987 to 2006, serving most recently as Executive Vice President of the Building Products division from 2003 to 2006, Executive Vice President of the Pulp and Paperboard division from 2001 to 2003, President of the Paper and Bleached Board division in 2001, and Senior Vice President of the Communication Papers division from 2000 to 2001.

Mr. Paterson was a director of KiOr, Inc., a next-generation renewable fuels company, from 2012 to 2015; a director of AbitibiBowater Inc. from 2007 to 2011; and a director of Bowater Incorporated from 2006 to 2007.

From his many years in the paper and forest products industry, Mr. Paterson has obtained a wealth of knowledge about industry matters of importance to us and experience in meeting many challenges presented by, and identifying and exploiting opportunities available in, our industry. His industry-specific knowledge and experience not only make him well suited to serve as our President and Chief Executive Officer, but also enhance discussions and decisions of Verso’s and Verso Holdings’ boards of directors. In addition, as our President and Chief Executive Officer, Mr. Paterson is uniquely positioned as a director to contribute his in-depth knowledge of our organization and other matters relating to our business to board discussions and decision-making.

Eric L. Press

Mr. Press has been a director of Verso since 2009. He is a Senior Partner at Apollo Global Management, LLC, a leading global alternative investment manager, where he has worked since 1998 analyzing and overseeing Apollo’s investments in basic industries, financial services, lodging, leisure and entertainment companies. Mr. Press previously was an attorney with Wachtell, Lipton, Rosen & Katz from 1992 to 1998, concentrating his practice in mergers, acquisitions, restructurings and related financing transactions. Mr. Press was a consultant with The Boston Consulting Group from 1987 to 1989.

Mr. Press has been a director of Princimar Chemical Holdings, LLC and affiliated entities, a maritime shipping company, since 2013; a director of Apollo Commercial Real Estate Finance, Inc., a real estate investment trust, since 2009; and a director of Caesars Entertainment Corporation, a gaming company, since 2008. He previously was a director of Noranda Aluminum Holding Corporation, a manufacturer of aluminum products, from 2007 to 2015; a director of Affinion Group Holdings, Inc., and its subsidiary, Affinion Group Inc., a provider of marketing products and services, from 2005 to 2015; a director of Prestige Cruise Holdings, Inc., a cruise company, from 2007 to 2014; a director of Athene Holding Ltd., an insurance holding company, from 2009 to 2014; and a director of Metals USA Holding Corp., a metal service center and processor of metal components, from 2005 to 2013.

Mr. Press’s extensive background in analyzing, financing and managing investments, and his prior background as an attorney specializing in mergers, acquisitions, restructurings and related financing transactions, provide him with considerable experience in identifying and analyzing operational, financial and management matters that affect investments. These skills are highly pertinent to his oversight of our business, financial performance and management. In addition, Mr. Press’s service as a director of other companies in a variety of industries gives him a range of experiences on which he can draw in serving as Verso’s director and enhances his knowledge of effective corporate governance.

L.H. Puckett, Jr.

Mr. Puckett has been a director of Verso since 2006 and was our President and Chief Executive Officer in 2006. He was Executive Vice President of Sales and Marketing at National Envelope Corporation in 2010 until the sale of substantially all of its assets later that year in connection with its voluntary bankruptcy proceeding under Chapter 11 of the United States Bankruptcy Code. Mr. Puckett previously worked at International Paper Company from 1999 to 2006, where he was Senior Vice President of the Coated and Supercalendered Papers Division from 2000 to 2006 and Vice President of the Commercial Printing and Imaging Papers businesses from 1999 to 2000. Mr. Puckett worked at Union Camp Corporation from 1974 to 1999 when it was acquired by International Paper Company, serving most recently as Senior Vice President of the Fine Papers business from 1998 to 1999.

Mr. Puckett brings to Verso’s board of directors considerable experience in the printing and writing papers industry, including a combined seven years serving as the principal executive officer of Verso and our business when it was a division of International Paper Company. Mr. Puckett’s management experience provides him with an in-depth understanding of our industry, business and organization which is useful in providing guidance to our management. Mr. Puckett’s significant industry experience and in-depth knowledge of our business enhances his oversight of us and provides him with insight into matters of importance to our organization.

Reed B. Rayman

Mr. Rayman has been a director of Verso and a member of its Compensation Committee since 2014 and has been a director of Verso Holdings since December 2015. He is a Principal at Apollo Global Management, LLC, a leading global alternative investment manager, where he has worked since 2010. Mr. Rayman previously was employed by Goldman, Sachs & Co. in both its Industrials Investment Banking and Principal Strategies groups from 2008 to 2010.

Mr. Rayman has been a director of Prime Security Services Borrower LLC, the parent company of Protection One, Inc., a provider of commercial and residential security services, since 2015.

Mr. Rayman’s background in analyzing, financing and investing in companies provides him with expertise in identifying and analyzing operational, financial and management matters that affect investments. This knowledge enables Mr. Rayman to more successfully oversee our business, financial performance and management. In addition, Mr. Rayman’s other service as a director gives him a range of experiences on which he can draw in serving as Verso’s director and enhances his knowledge of effective corporate governance.

David B. Sambur

Mr. Sambur has been a director of Verso and a member of the Compensation Committee since 2008. He also was a member of the Audit Committee from 2008 to 2009. Mr. Sambur is a Partner at Apollo Global Management, LLC, a leading global alternative investment manager, where he has worked since 2004. Mr. Sambur previously was employed by Salomon Smith Barney Inc. in its Leveraged Finance group from 2002 to 2004.

Mr. Sambur has been a director of AP Gaming Holdco, Inc., the parent company of AGS Capital, LLC, a designer and manufacturer of gaming machines, since 2013; a director of Caesars Entertainment Corporation and Caesars Acquisition Company, affiliated gaming companies, since 2010 and 2013, respectively; a director of MPM Holdings, Inc., a producer of silicone, quartz and specialty ceramics materials, since 2014; and a director of Hexion Holdings LLC, a producer of thermoset resins and other specialty chemicals, since 2010.

With experience in analyzing, financing and investing in public and private companies, Mr. Sambur has gained substantial expertise in strategic and financial matters which inform his contributions to our organization and contribute to his ability to conduct oversight of our business, financial performance and management. In addition, Mr. Sambur was a member of the Apollo team that managed the acquisition of Verso’s business from International Paper Company in 2006, which provided him with unique insight into our industry, business and organization. Finally, Mr. Sambur’s service as a director of other companies in diverse industries provides him with a range of experiences on which he can draw in serving as Verso’s director and increases his knowledge of effective corporate governance.

Richard M. Cieri

Mr. Cieri has been a director of Verso Holdings since December 2015. He previously was a partner in the Restructuring Group of Kirkland & Ellis LLP. Mr. Cieri’s significant experience advising financially challenged companies is valuable to our organization as a director and will benefit Verso Holdings through its Chapter 11 bankruptcy process. Mr. Cieri’s broad experience in domestic and cross-border restructurings and in corporate governance and director and officer fiduciary duty matters also will provide valuable guidance to Verso Holdings’ board of directors.

Board of Directors and Corporate Governance

Verso Board of Directors

Board of Directors Structure.   Verso’s board of directors consists of ten directors who are divided into three classes – Class I, Class II and Class III – with four directors in Class I and three directors each in Classes II and III. The directors in each class serve for staggered three-year terms and until the election and qualification of their successors, subject to each such director’s earlier death, resignation or removal. Messrs. Amen, Gutierrez, Press and Puckett are Class I directors whose terms will expire at our 2018 Annual Meeting of Stockholders. Messrs. Oskin, Paterson and Rayman are Class II directors whose terms will expire at our 2016 Annual Meeting of Stockholders. Verso has not scheduled its 2016 Annual Meeting of Stockholders; therefore, each of Messrs. Oskin, Paterson and Rayman will remain directors until his successor is elected and qualified, subject to his earlier death, resignation, or removal. Messrs. Ducey, Kleinman and Sambur are Class III directors whose terms will expire at our 2017 Annual Meeting of Stockholders.

Leadership Structure.   The role of Verso’s Chairman of the Board is to lead and oversee the board of directors, including ensuring that the board of directors functions effectively and fulfills its responsibilities to Verso and its stockholders. The Chairman of the Board presides at meetings of the board of directors. The role of Verso’s Chief Executive Officer is to lead and manage Verso and serve as its primary liaison with the board of directors.

Verso does not have any policy that requires the roles of Chairman of the Board and Chief Executive Officer to be filled by separate individuals, nor does it have any policy that requires the Chairman of the Board to be selected from a particular group of directors such as nonemployee directors or independent directors. The board of directors has the prerogative to adopt such a policy, but has not found it necessary to do so. Instead, the board of directors has the flexibility to determine who should serve as the Chairman of the Board, and whether the Chairman of the Board and the Chief Executive Officer should be separate individuals, in each case based on Verso’s needs. The board of directors makes its determination based on the criteria and considerations that it deems appropriate to provide suitable leadership for the board of directors and Verso. The positions of Chairman of the Board and Chief Executive Officer currently are held by different individuals. Verso’s Chairman of the Board is Scott M. Kleinman, a nonemployee director who is the Lead Partner for Private Equity at Apollo Global Management, LLC. Our Chief Executive Officer is David J. Paterson, who also serves as a director and our President.

Verso believes that its current leadership structure, in which the roles of Chairman of the Board and Chief Executive Officer are separated, is appropriate for Verso at this time. This structure enhances the board of directors’ oversight of management, because a nonemployee Chairman of the Board is more likely to question management actions. The separation of roles also permits the Chairman of the Board to participate in non-management executive sessions of the board of directors, from which he would be excluded if he also were our Chief Executive Officer. Finally, this structure allows the Chief Executive Officer to focus his efforts on the job of leading and managing Verso on a daily basis.

Committees of the Board of Directors

Committee Overview.   Verso’s board of directors has three standing committees: an Audit Committee, a Compensation Committee, and a Corporate Governance and Nominating Committee, each of which operates under a charter adopted by Verso’s board of directors. The charters of these committees are available for review in the “Governance” section of the “Our Company” page on our website at www.versoco.com. The information on our website is not a part of this Form 10-K/A.

The following table summarizes the committee structure of Verso’s board of directors.

Director	Independent	Audit Committee	Compensation Committee	Corporate Governance and Nominating Committee

Robert M. Amen	●		●
Michael E. Ducey	●	●*
Thomas Gutierrez	●	●
Scott M. Kleinman	●		●*	●*
David W. Oskin	●	●		●
David J. Paterson
Eric L. Press	●
L.H. Puckett, Jr.	●
Reed B. Rayman	●		●
David B. Sambur	●		●

*	Chair of the committee.

Audit Committee.   The purposes of the Audit Committee are to assist Verso’s board of directors in fulfilling its responsibilities regarding –

•	the integrity of Verso’s financial statements and other financial information provided to Verso’s stockholders and other relevant parties;

•	the performance of Verso’s internal accounting and financial controls;

•	Verso’s system of internal control;

•	the qualifications, independence and performance of Verso’s independent registered public accounting firm;

•	the function of Verso’s internal audit department; and

•	Verso’s process for monitoring compliance with applicable legal and regulatory requirements, including accounting, financial reporting and public disclosure requirements.

Each director serving on the Audit Committee – Messrs. Ducey, Gutierrez and Oskin – is independent under the NYSE’s and SEC’s rules, satisfies the NYSE’s requirements of being financially literate and possessing accounting or related financial management expertise, and qualifies as an audit committee financial expert under the SEC’s rules.

Compensation Committee.   The purposes of the Compensation Committee are to assist Verso’s board of directors in fulfilling its responsibilities regarding –

•	review and approval of our compensation philosophy and objectives for our executive officers;

•	review and approval of the performance goals and objectives relevant to the compensation of our executive officers;

•	review and approval of the compensation of our executive officers; and

•	acting as administrator as may be required by our incentive compensation and equity-related plans in which our executive officers may be participants.

Corporate Governance and Nominating Committee.   The purposes of the Corporate Governance and Nominating Committee are to assist Verso’s board of directors in fulfilling its responsibilities regarding –

•	identification of qualified candidates to become Verso’s directors, consistent with criteria approved by Verso’s board of directors;

•	selection of nominees for election as directors at meetings of Verso’s stockholders at which directors are to be elected;

•	selection of candidates to fill vacancies and newly created directorships on Verso’s board of directors;

•

identification of best practices and recommendation of corporate governance principles, including giving proper attention and making effective responses to stockholder concerns regarding corporate governance;

•	development and recommendation to Verso’s board of directors of guidelines setting forth corporate governance principles applicable to Verso; and

•	oversight of the evaluation of Verso’s board of directors and management.

Nomination and Evaluation of Director Candidates.   Verso’s board of directors will consider nominating all potential candidates for election as directors who are recommended by its stockholders or board of directors, provided that the recommendation complies with the relevant requirements of its bylaws. All recommendations of candidates for director must be made in accordance with the provisions of Article II, Section 13 of Verso’s bylaws, which sets forth requirements concerning the information to be provided about the candidate and the timing for the submission of the recommendation. Any stockholder who desires to recommend a candidate for nomination as a director should send the nomination to the Corporate Governance and Nominating Committee, c/o Secretary, Verso Corporation, 6775 Lenox Center Court, Suite 400, Memphis, Tennessee 38115-4436.

Verso’s Corporate Governance and Nominating Committee screens every potential director candidate in the same manner, regardless of the source of his or her recommendation. Each director candidate must possess fundamental qualities of intelligence, honesty and strong ethics and standards of integrity, fairness and responsibility. In further evaluating the suitability of director candidates (both new candidates and current directors), the Corporate Governance and Nominating

Committee, in recommending candidates for election, and the board of directors, in approving (and, in the case of vacancies, appointing) such candidates, takes into account many factors, including the candidate’s –

•	business judgment and ability to make independent analytical inquiries;

•	understanding of manufacturing, sales, marketing, product development, finance and other elements relevant to our success in a competitive business environment;

•	professional background, including experience as a director of a public company and as an officer or former officer of a public company;

•	experience in our industry and with relevant social policy concerns;

•	understanding of our business on a technical level; and

•	educational background, including academic expertise in an area of our operations.

The Corporate Governance and Nominating Committee and Verso’s board of directors also evaluate each director candidate in the context of its board of directors as a whole, with the objective of assembling a group of directors who can best perpetuate the success of our business and represent stockholder interests through the exercise of sound judgment using its diversity of experience in these various areas. In determining whether to recommend a director for re-election, the Corporate Governance and Nominating Committee and the board of directors also consider the director’s past attendance at meetings of Verso’s board of directors, the director’s participation in and contributions to the activities of the board of directors, and the results of the most recent board of directors evaluation. Notwithstanding the foregoing criteria, if Verso is legally required, by contract or otherwise, to permit a party to designate one or more directors to be elected or appointed to its board of directors (e.g., pursuant to rights contained in a certificate of designation of a class of preferred stock), then the nomination or appointment of such directors will be governed by those requirements.

Verso does not have a formal policy with regard to the consideration of diversity in identifying candidates for election to the board of directors, but the Corporate Governance and Nominating Committee recognizes the benefits associated with a diverse group of directors and takes diversity considerations into account when identifying director candidates. The Corporate Governance and Nominating Committee considers diversity in the broadest context, including the familiar diversity concepts of race, national origin, gender, etc., as well as diversity of professional experience, employment history, and experience on other boards of directors and as management of other companies.

Director Attendance at Board of Directors and Committee Meetings.   The board of directors and the Audit Committee hold meetings on at least a quarterly basis, and the Compensation Committee and the Corporate Governance and Nominating Committee hold meetings as necessary or appropriate. At times, the board of directors and its committees also act by written consent in lieu of formal meetings. In 2015, the board of directors met 12 times and acted by written consent six times; the Audit Committee met five times and acted by written consent two times; the Compensation Committee met two times and acted by written consent 11 times; and the Corporate Governance and Nominating Committee acted by written consent four times. In 2015, each director attended all of the meetings of the board of directors and the committees on which he served, except that Scott M. Kleinman did not attend three board of directors meetings and Thomas Gutierrez did not attend one Audit Committee meeting.

Our Corporate Governance Guidelines require our non-management directors to meet in executive session without management present at least two times per year. In 2015, our non-management directors held four executive sessions. The presiding director at the executive sessions is Mr. Kleinman or, in his absence, a director selected by a majority vote of the non-management directors present. Executive sessions are of no fixed duration, and our non-management directors are encouraged to raise and discuss any issues of concern.

Director Attendance at Stockholders Meetings.   We do not maintain a formal policy regarding director attendance at our annual stockholders meetings. One director attended our 2015 Annual Meeting of Stockholders.

Verso Holdings Board of Directors

Verso Holdings’ board of directors is comprised of three members who serve in one class. Verso Paper Finance Holdings LLC, which is an indirect, wholly owned subsidiary of Verso, is the sole member of Verso Holdings and, in such capacity, appoints the directors of Verso Holdings. Verso Holdings’ board of directors does not have any committees. One of the directors of Verso Holdings, Reed B. Rayman, qualifies as an audit committee financial expert under the SEC’s rules.

Communications with Directors

Any interested party wishing to communicate with Verso’s board of directors, its non-management directors, or a specific director may do so by delivering the written communication in person or mailing it to the Board of Directors, c/o Secretary, Verso Corporation, 6775 Lenox Center Court, Suite 400, Memphis, Tennessee 38115-4436. Communications will be distributed to specific directors as directed in the communication. If addressed generally to Verso’s board of directors, communications may be distributed to specific members of the board of directors as appropriate, depending on the topic of the communication. For example, if a communication relates to accounting, internal controls or auditing matters, unless otherwise specified, the communication will be forwarded to the chair of the Audit Committee. From time to time, Verso’s board of directors may change the process by which stockholders and others may communicate with the board of directors or its members. Please refer to our website for any change in this process.

Corporate Governance

General

In furtherance of Verso’s board of directors’ goals of providing effective governance of our business and affairs for the long-term benefit of our stockholders and promoting a culture and reputation of the highest ethics, integrity and reliability, Verso’s board of directors has adopted the following corporate governance measures:

•	Corporate Governance Guidelines

•	Charters for Verso’s Audit Committee, Compensation Committee, and Corporate Governance and Nominating Committee

•	Code of Conduct

•	Whistleblower Policy

The Code of Conduct applies to Verso Holdings, as a subsidiary of Verso. Verso Holdings does not have corporate governance guidelines or a whistleblower policy separate from those maintained by Verso. Each of these documents is available, free of charge, in print to any stockholder who requests it and in the “Governance” section of the “Our Company” page on our website at www.versoco.com. The information on our website is not a part of this Form 10-K/A.

Corporate Governance Guidelines

The Corporate Governance Guidelines set forth the framework within which Verso’s board of directors conducts its business. The Corporate Governance Guidelines are intended to assist Verso’s board of directors in the exercise of its responsibilities and to serve the interests of Verso and our stockholders. The Corporate Governance Guidelines set forth guiding principles on matters such as –

•	size of the board of directors;

•	director independence;

•	meetings of non-management directors;

•	director qualifications;

•

matters potentially affecting directors’ service on Verso’s board of directors, such as serving as directors or audit committee members of other public companies and the impact on management directors of changes in their employment with us;

•	director responsibilities;

•	director compensation;

•	director access to executive management and independent advisors;

•	meetings of the board of directors and its committees, including matters such as meeting frequency and attendance; and

•	board of directors participation in the development of management leadership.

Code of Conduct

Our Code of Conduct is a code of ethics that applies to all of our directors, officers and employees, including our Chief Executive Officer and Chief Financial Officer. The Code of Conduct addresses topics such as –

•	ethical business conduct;

•	compliance with legal requirements;

•	confidentiality of our business information;

•	use of our property;

•	avoidance of conflicts of interest;

•	conduct of our accounting operations, preparation of financial reports, and making of public disclosures; and

•	reporting of any violation of law or the Code of Conduct, unethical behavior, improper or questionable accounting or auditing, or inaccuracy in our financial reports or other public disclosures.

Our employees are encouraged to report any conduct that they believe in good faith to be an actual or apparent violation of the Code of Conduct. Any such report may be made anonymously. Amendments to the Code of Conduct, and any waivers from the Code of Conduct granted to directors or executive officers, will be made available through our website.

Whistleblower Policy

Verso’s Audit Committee has adopted a Whistleblower Policy that governs the receipt, retention and treatment of complaints received by Verso regarding accounting, internal controls, auditing matters and questionable financial practices. The Whistleblower Policy is designed to protect the confidential, anonymous submission by our employees of any concerns that they may have regarding questionable accounting or auditing matters. The Whistleblower Policy permits the reporting of those concerns by various means, including email, letter, telephone or a confidential hotline managed by an independent third-party vendor. Complaints will be reviewed under the Audit Committee’s direction, with oversight by Verso’s General Counsel, Internal Audit Manager, or such other persons as the Audit Committee or the General Counsel determines to be appropriate.

Board of Directors’ Oversight Role in Enterprise Risk Management

Companies face a variety of risks, including credit risk, liquidity risk and operational risk. Verso’s and Verso Holdings’ boards of directors believe that an effective enterprise risk management system will timely identify the material risks that we face, communicate necessary information with respect to material risks to our senior executives and, as appropriate, to the boards of directors or their relevant committees, implement appropriate and responsive risk management strategies, and integrate risk management into our decision-making.

Our management has primary responsibility for enterprise risk management, including monitoring, identifying and addressing the risks facing Verso and Verso Holdings and bringing such risks that may be material to the attention of our boards of directors or an appropriate committee. Verso’s and Verso Holdings’ boards of directors also encourage management to promote a corporate culture that incorporates enterprise risk management into our corporate strategy and operations.

Verso’s and Verso Holdings’ boards of directors are generally responsible for the oversight of enterprise risk management. They have full access to management so that they can maintain open and regular communication that allows them to perform their oversight functions, and that facilitates identifying, analyzing and addressing risks. Verso’s and Verso Holdings’ boards of directors and Verso’s committees also serve a risk-control function by providing, through oversight of management, checks and balances on management’s actions.

Each committee of Verso’s board of directors has a high-level monitoring role with regard to risks associated with the matters that such committee oversees pursuant to its charter. As appropriate, a committee may identify specific risks to examine in detail, so that it may better evaluate and address those risks.

The Audit Committee is charged with responsibility for specific areas of risk under its charter, including the integrity of Verso’s financial statements, Verso’s system of internal controls, the performance of Verso’s internal audit department, the independence of Verso’s independent accountants, and Verso’s process for complying with financial, legal and regulatory requirements.

The Compensation Committee monitors risks associated with Verso’s compensation philosophy, objectives, plans, agreements and other arrangements. The Compensation Committee’s role with regard to risk management in these areas is not specifically delineated in its charter or any policy. Rather, the Compensation Committee is attuned to the risks inherent in compensation matters, especially financial incentives, and it considers these risks (including whether incentives encourage excessive risk-taking) as it determines appropriate in making decisions concerning compensation matters.

The Corporate Governance and Nominating Committee has responsibility for several areas that entail potential risk to Verso, including corporate governance, oversight of the board of directors and its effective functioning, and director qualifications. In performing its duties in these areas, the Corporate Governance and Nominating Committee addresses the potential risks that would be associated with poor corporate governance, ineffective board functioning, or unqualified directors.

Each committee of Verso’s board of directors has the discretion and flexibility, within the guidelines specified in its charter, to determine the best means to carry out its oversight responsibilities concerning risk. If a committee determines it to be appropriate, the committee, or a representative designated by the committee, will discuss risk-related issues with our management, other internal personnel and third parties, and, if needed, will engage experts and consultants to assist with any review, analysis or investigation related to a particular area of risk. If a committee determines that it is appropriate to review and evaluate an identified risk, the committee will report its findings and recommendations to the board of directors. Verso’s board of directors ultimately is responsible for the adoption of any such recommendations.

The role that Verso’s and Verso Holdings’ boards of directors and committees play in risk oversight does not have an impact on the leadership structure of their boards of directors. However, we believe that having different individuals serve as Verso’s Chairman of the Board and its Chief Executive Officer facilitates risk oversight by providing Verso’s board of directors with leadership that is independent from management. Because Verso Holdings is a consolidated subsidiary of a reporting company under the Exchange Act, which has this risk oversight, Verso Holdings does not believe it is necessary for Verso Holdings to have different individuals serve as Verso Holdings’ Chairman of the Board and its Chief Executive Officer.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires that Verso’s directors and executive officers and the beneficial owners of more than 10% of its registered equity securities file with the SEC initial reports of, and subsequent reports of changes in, their beneficial ownership of Verso’s equity securities. Based solely on our review of such Section 16(a) reports and written representations that Verso’s directors and executive officers have furnished to us, we believe that all reporting persons complied with all applicable Section 16(a) filing requirements during 2015 with one exception. David J. Paterson received a grant of a stock option from Verso on January 7, 2015, but was inadvertently two days late in disclosing the transaction in a report which he filed with the SEC on January 13, 2015. The directors and executive officers of Verso Holdings are not subject to Section 16(a) of the Exchange Act.

Item 11.   Executive Compensation.

Compensation Discussion and Analysis

Summary

Our compensation philosophy is that compensation should serve to attract and retain talented employees and encourage job performance by them that enhances our operational and financial performance and stockholder value. Accordingly, we design our compensation programs for our executive officers, including our Chief Executive Officer, our Chief Financial Officer and three other most highly compensated executive officers (collectively with any person who previously served in such roles during 2015, the “named executive officers”), with the overall objectives of encouraging them to be committed to us, to strive to achieve outstanding operational and financial performance by us, and to create value for our stockholders. To effect this compensation philosophy, we have designed our compensation programs for executive officers along these guidelines:

•	Annual base salaries should be competitive with the marketplace average and create a measure of financial security.

•

Compensation should consist of a combination of variable annual and long-term incentive compensation that stresses the achievement of short-term and long-term performance objectives and provides the opportunity to earn more than the marketplace average for performance that exceeds targeted levels.

•	Compensation should permit outstanding individual achievements to be recognized and rewarded.

•	Incentive compensation opportunities should be targeted at levels that are competitive with those of our peer group companies.

•	Compensation should take into account internal pay equity that appropriately reflects the respective positions held by our executive officers.

•	Long-term compensation should include an equity component.

Our compensation philosophy and guidelines drive the specific elements of compensation that we provide to our executive officers, including our named executive officers, as well as our decisions concerning the mix of elements that comprise each person’s compensation package. The following table lists the elements of compensation that we provide to our executive officers and indicates the specific objectives that each element of compensation is intended to achieve. How we design these elements of compensation to fit within our compensation philosophy and guidelines is discussed in more detail in “Compensation Discussion and Analysis – Elements of Executive Compensation.”

Element of Compensation	Type of Compensation	Primary Objectives

Base Salary	Fixed cash payment	Attract and retain executive talent

Verso Incentive Plan	Annual, performance-based cash incentive award	Encourage achievement of objectives that enhance operational and financial performance and stockholder value

Attract and retain executive talent

2012 Bonus Plan	Annual or long-term, performance-based cash incentive award	Encourage achievement of objectives that enhance operational and financial performance and stockholder value

Attract and retain executive talent

Discretionary Bonuses	Performance-based cash incentive award	Recognize and reward superior job performance

Attract and retain executive talent

Amended and Restated 2008 Incentive Award Plan	Long-term, performance-based or service-based equity incentive awards consisting of stock options and restricted stock	Encourage achievement of objectives that enhance operational and financial performance and stockholder value

Align interests of our executive officers with those of our stockholders

Attract and retain executive talent

Retirement Benefits:		Attract and retain executive talent

Retirement Savings Plan	Tax-qualified, 401(k) defined contribution plan

Supplemental Salary Retirement Program	Tax-qualified defined contribution program implemented under Retirement Savings Plan

Deferred Compensation Plan	Nonqualified defined contribution plan

Executive Retirement Program	Nonqualified defined contribution program implemented under Deferred Compensation Plan

Insurance and Fringe Benefits:		Attract and retain executive talent

Group medical, dental, life and other insurance plans	Insurance coverage for employees and eligible dependents

Executive financial counseling policy	Payment of some costs of personal investment, estate planning, tax and other financial services

Severance Benefits:		Attract and retain executive talent

Severance policy	Termination allowance payable in cash upon certain terminations of employment

Employment agreement with chief executive officer	Benefits provided upon termination of employment in certain cases

CNC agreements with other executive officers	Benefits provided upon termination of employment in certain cases

We strive to set for each of our executive officers, including our named executive officers, an overall compensation package consisting of a base salary, incentive compensation and other benefits at competitive levels that allow us to retain our incumbent executive officers and attract new executive talent. Accordingly, for 2015 we attempted to set salaries, incentive compensation and other benefits for our executive officers that were generally in line with the salaries, incentive compensation and other benefits that we determined our peer group offers to executives based on the information set forth in the Compensation Surveys described in “Compensation Discussion and Analysis – Use of Peer Group Data.”

We did not change our overall approach to the structure of executive compensation in 2015 from the structure existing in 2014, though there were certain changes in the area of incentive compensation that reflected the dynamic environment in which Verso operated in 2015. In addition, and as we have done before, we continued an ongoing process of reviewing various components of our executive compensation to better align the compensation that we provide for our executives with the compensation that other similar companies provide for their executives, which we have determined by reference to the information set forth in the Compensation Surveys. The compensation modifications that we made for 2015 are described in “Compensation Discussion and Analysis – Elements of Executive Compensation.”

At our 2014 Annual Meeting of Stockholders, our stockholders approved, on a non-binding, advisory basis, the compensation of our named executive officers as described in our 2014 Proxy Statement. Three of the four directors serving on the Compensation Committee are associated with Verso Paper Management LP, our largest stockholder. Their views concerning executive compensation take into account the interests of our stockholders and the potential impact of compensation decisions on the value of Verso to our stockholders, but without specifically basing their decisions on the advisory stockholder approval of our 2014 executive compensation.

Incentive Compensation

For 2015, we provided the following types of incentive compensation to our executive officers, including our named executive officers:

•	Discretionary Bonuses – three different kinds of cash incentive awards made at the discretion of the Compensation Committee as discussed below; and

•

Equity Incentive Awards – long-term equity incentive awards, consisting of restricted stock and stock options, which were intended to correlate a significant portion of our executive officers’ long-term compensation directly to the value of our stock.

For 2015, our named executive officers received incentive compensation consisting of discretionary cash bonuses and long-term equity incentive awards that accounted for 68% of the total direct compensation of our President and Chief Executive Officer and a range of 49-62% of the total direct compensation of our other named executive officers who were with us throughout 2015 (i.e., excluding Robert P. Mundy, who resigned as our Senior Vice President and Chief Financial Officer as of June 30, 2015, and Allen J. Campbell, who joined us in those positions as of September 21, 2015). As used in this Form 10-K/A, an executive officer’s “total direct compensation” means all of his compensation reported in the Summary Compensation table in “Executive Compensation” except for the compensation reported in the “All Other Compensation” column of the table.

We discuss the incentive compensation that we awarded to our named executive officers for 2015 in “Compensation Discussion and Analysis – Elements of Executive Compensation – Discretionary Bonuses” and “– Incentive Award Plan.” The incentive compensation awarded and payable to our named executive officers for 2015 is set forth in “Executive Compensation – Summary Compensation Table” and “– Grants of Plan-Based Awards.”

Role of Compensation Committee and Management

The Compensation Committee has the primary authority and responsibility for determining our compensation philosophy and guidelines and designing our compensation programs for our executive officers, including our named executive officers. The Compensation Committee reviews and considers annually the performance of our Chief Executive Officer individually and our executive officers as a group. Based on that annual review and such other information as it deems relevant, and taking into account our compensation philosophy and guidelines, the Compensation Committee determines the compensation for our Chief Executive Officer and recommends the compensation for all of our other executive officers for approval by our board of directors. Our Chief Executive Officer assists the Compensation Committee in establishing the compensation of our other executive officers by providing his performance evaluations and compensation recommendations to the Compensation Committee. Our executive officers participate in annual performance reviews with the Chief Executive Officer in which their job performance and contributions during the year are evaluated.

Use of Peer Group Data

We periodically review our compensation practices with reference to surveys conducted by compensation consulting firms. This data is integral to our decision-making regarding the appropriate levels of executive compensation, but we do not benchmark the components of our executive compensation against a specific group of companies or set compensation levels at designated percentiles of peer group compensation. Instead, we use survey data to provide reference points in establishing our compensation programs and to evaluate whether our compensation is at levels that will allow us to attract, retain and motivate our management. We determine, as part of that evaluation, the percentiles into which our compensation elements fall compared to the compensation information in the survey data, but we do not require that our compensation fall within certain percentiles, nor is the survey data determinative of the types or levels of compensation that we provide. Except as otherwise noted in this Compensation Discussion and Analysis, the executive compensation determinations for 2015 made by the Compensation Committee and the board of directors were subjective and the result of their business judgment, which was informed by the experiences of their members, the survey data referred to above, and their assessments of overall compensation trends and trends specific to our industry.

For our decisions with respect to 2015 executive compensation, we collected and reviewed compensation information from the following sources, which are referred to collectively as the “Compensation Surveys”:

•

2014 and 2015 compensation surveys that were commissioned by the Forest Products Industry Compensation Association (the “2014 FPICA Survey” and the “2015 FPICA Survey,” respectively) and were conducted by Pearl Meyer Partners, which compiled compensation information from survey responses submitted by companies in the forest and paper products industry; and

•

a 2014-2015 compensation survey conducted by Mercer LLC (the “Mercer Survey”) which compiled compensation information from survey responses submitted by companies in multiple industries, including the forest and paper products industry.

We reviewed the information that we obtained from the Compensation Surveys to determine how our executive compensation structure, including the types and levels of executive compensation, compared with those of the respondents to the Compensation Surveys. For purposes of our analysis, we categorized the survey respondents into various groups by size and industry, and we evaluated the compensation information in terms of overall compensation levels, the percentage mix of compensation components (including the balance between cash and equity compensation), and the distribution of compensation among the five most highly compensated executives as compared to each other. We also reviewed the compensation information in the 2014 FPICA Survey and the 2015 FPICA Survey to determine year-over-year trends in peer group compensation in the forest and paper products industry. In establishing the compensation of our executive officers, we structured the level and mix of compensation of each person based on his position and duties, with a view toward creating a compensation package that was competitive (especially as compared to the compensation provided by companies in our industry or similar in size to us) with the level and mix of compensation that the Compensation Surveys indicated was typically received by persons holding similar positions and/or having similar duties.

Set forth below is a list of the peer group members that participated in the 2015 FPICA Survey. The list does not include many manufacturing and other companies outside the forest and paper products industry that participated in the Mercer Survey.

Boise Cascade Company	Packaging Corporation of America
Canfor Southern Pine	Plumb Creek Timber Company, Inc.
Caraustar Industries, Inc.	Pope Resources
Cascades Tissue Group	Potlatch Corporation
Catalyst Paper Corporation	Rayonier Advanced Materials
Clearwater Paper Corporation	Rayonier, Inc.
Deltic Timber Corporation	Resolute Forest Products Inc.
Domtar, Inc.	Resource Management Service
Evergreen Packaging Inc.	Rock-Tenn Company
Forest Resources LLC	Roseburg Forest Products Co.
Graphic Packaging International, Inc.	Sappi Fine Paper North America
Green Diamond Resource Company	SCA Americas Inc.
GreenWood Resources, Inc.	Sierra Pacific Industries
Hancock Forest Management, Inc.	Simpson Investment Company
Hood Industries, Inc.	SP Fiber Technologies
Idaho Forest Group	Stimson Lumber Company
Interfor U.S., Inc.	Swanson Group, Inc.
International Paper Company	Timber Products Company
KapStone Paper & Packaging Corporation	Twin Rivers Paper Company
Louisiana-Pacific Corporation	UPM Kymmene, Inc.
MeadWestvaco Corporation	Verso Corporation
Mendocino Forest Products Company, LLC	West Fraser Timber Company, Ltd.
NewPage Corporation	Westervelt Company, The
Nippon Paper Industries USA Company	Weyerhaeuser Company
Norbord Industries, Inc.

Compensation Consultant

The Compensation Committee retained Mercer (US) Inc. (“Mercer”) as its independent compensation consultant in the fourth quarter of 2015. Mercer did not advise us on the design of our executive compensation program for 2015, but beginning in the fourth quarter of 2015 Mercer began its review of our executive compensation program so that it could advise us both on the payment of our 2015 incentive compensation arrangements for our executive officers and on the design of our 2016 executive compensation program.

Mercer is a subsidiary of Marsh & McLennan Companies, Inc. (collectively, “MMC”), a diversified conglomerate of companies that provide insurance, strategy and human resources consulting services. In 2015, Verso paid to Mercer approximately $179,000 for executive compensation services as described above and approximately $220,000 for other employee benefits services, and affiliates of MMC other than Mercer received from us approximately $852,000 in fees for providing other services. The decision to engage other MMC affiliates to provide services other than assisting the Compensation Committee with executive compensation matters was made by members of management. Although the Compensation Committee did not specifically approve these engagements, the Compensation Committee reviewed the other services provided by other MMC affiliates and, after consideration of such services and other factors prescribed by the SEC for purposes of assessing the independence of compensation advisors, determined that no conflicts of interest exist between us and Mercer or any individuals working on our account on Mercer’s behalf. In reaching this determination, the Compensation Committee considered the following factors, all of which were confirmed by Mercer:

•	Other than the services identified above, MMC provided no services to us during 2015.

•	The aggregate amount of fees paid or payable by us to MMC for 2015 represented less than 1% of MMC’s total revenue for 2015.

•	Mercer has established Global Business Standards to manage potential conflicts of interest for executive rewards consulting services, which policies and procedures were provided to us.

•

There are no business or personal relationships between our Mercer executive remuneration advisors and any member of the Compensation Committee other than in respect of (a) the services provided to us by Mercer as described above, or (b) work performed by Mercer for any other company, board of directors or compensation committee for which such Compensation Committee member also serves as a non-employee director.

•	Our Mercer executive remuneration advisors do not own stock in Verso.

•

There are no business or personal relationships between our Mercer executive remuneration advisors, Mercer or other MMC affiliates, and any executive officer of Verso other than in respect of the services provided to us as described above.

Elements of Executive Compensation

In this section, we provide detailed information about the elements of compensation for our executive officers, including our named executive officers. See “Compensation Discussion and Analysis – Summary” for a list and summary of these compensation elements.

Base Salary.   We determine the base salaries of our executive officers based on their positions and responsibilities. In doing so, we take into account the base salary ranges for comparable positions and positions with similar responsibilities as reported in the Compensation Surveys. We intend the base salaries of our executive officers to be competitive with the market average for base salaries within our peer group in order to allow us to effectively attract and retain talented executive officers.

Typically, no later than April of each year, we review and make appropriate adjustments in the base salaries of our executive officers. Effective as of April 1, 2015, we increased the base salaries of our named executive officers as follows: David J. Paterson – from $643,750 to $800,000; Lyle J. Fellows – from $386,307 to $450,000; Robert P. Mundy – from $367,430 to $450,000; Michael A. Weinhold – from $351,650 to $425,000; and Peter H. Kesser – from $303,934 to $350,000. Effective as of September 21, 2015, Allen J. Campbell’s initial annual base salary was set at $425,000. In determining the initial annual base salary or the amounts by which to increase the base salaries of our named executive officers, we evaluated each person’s position and functional responsibilities, considered the person’s performance and contributions in 2014 (as applicable), reviewed the person’s base salary in comparison to the base salaries of similar positions with similar functional responsibilities as shown in the Compensation Surveys, compared the person’s base salary to those of our other executive officers for internal equity purposes, and considered Verso’s financial position and our resources available for compensation purposes. We took these factors into account in developing 2015 base salaries that we believe are appropriate for our named executive officers and are competitive for executive talent.

See the “Salary” column of the Summary Compensation table in “Executive Compensation” and the related footnote disclosure for more information about the base salaries of our named executive officers with respect to 2015.

2012 Bonus Plan.   The 2012 Bonus Plan was authorized, approved and adopted by our board of directors on March 6, 2012, and was approved by our stockholders at our 2012 Annual Meeting of Stockholders on May 23, 2012. The 2012 Bonus Plan is designed to allow us to provide incentives for superior work by our executives, including our named executive officers, to motivate them toward higher achievement and business results, to tie their goals and interests with ours, and to enable us to attract and retain highly qualified executives. The 2012 Bonus Plan generally allows us to make bonus payments to our executives upon the attainment of performance objectives that are established by the Compensation Committee and are related to operational, financial or other metrics applicable to us. The 2012 Bonus Plan provides that the Compensation Committee may require that any bonuses paid under the 2012 Bonus Plan be subject to the provisions of any claw-back policy implemented by us. In 2015, we did not adopt or implement any incentive award plan for our executives pursuant to the 2012 Bonus Plan.

Discretionary Bonuses.   The Compensation Committee has the discretion to award bonuses to our executive officers, including our named executive officers, in recognition of their superior job performance and for other reasons that are not specifically provided for in the 2012 Bonus Plan and our other incentive plans and programs.

Annual Bonus.   Verso customarily adopts a Verso Incentive Plan (“VIP”), an annual cash incentive award plan with specific performance objectives, early each year as an integral feature of our approach to incentive compensation. In 2015, we intended to adopt a VIP, but a substantial, accelerated and unanticipated downturn in the North American printing and writing papers industry and, by extension, Verso’s business and performance made it difficult for us to establish meaningful VIP performance objectives as the industry remained in flux for much of the year. As a result, we did not adopt a 2015 VIP.

As we approached the end of 2015, however, we determined that it would be prudent for Verso to pay a cash bonus, in a relatively modest amount, to our employees who ordinarily participate in a VIP – our executive officers (including our named executive officers), senior managers and other eligible salaried employees – to recognize and reward their performance during a particularly challenging 2015. We determined that the amount of this discretionary annual bonus would be based on the levels at which Verso would have achieved certain preliminary operational and financial performance objectives that we initially considered in the early stage of formulating a 2015 VIP. These preliminary performance objectives and their respective preliminary target achievement levels and relative weightings were as follows: adjusted EBITDA – $394 million (50%); working capital – $610 million (20%); change in subtotal ops, a measure focused on profitability, direct costs and indirect costs – ($7 million) (15%); and adjusted gross sales – $3.387 billion (15%). In December 2015, based on our then projected performance for 2015, we estimated that Verso would generate adjusted EBITDA of $278 million, working capital of $621 million, a change in subtotal ops of ($24 million), and adjusted gross sales of $3.144 billion in 2015. We determined that if a 2015 VIP had been adopted and implemented using these preliminary performance objectives, target achievement levels and relative weightings, Verso would have achieved the objectives at a level equal to 18% of the target achievement level based on our performance estimates.

Based on this finding, and taking into consideration other relevant factors such as Verso’s ability to pay a cash bonus to our VIP-eligible employees, the Compensation Committee authorized Verso to pay cash bonuses to all Verso employees who normally would participate in a VIP at a rate equal to 18% of their customary VIP target-level incentive award percentage. A participant’s target-level incentive award percentage is the percentage of his or her base salary that the participant would receive as an incentive award under a VIP in the event that the VIP’s incentive pool were to be funded at a 100% level. The VIP target-level incentive award percentages range from 4% to 100% of a participant’s base salary at the end of the year, depending on the participant’s employment grade level with us. The VIP target-level incentive award percentages of our named executive officers are 100% of base salary for David J. Paterson, 80% of base salary for Lyle J. Fellows and Allen J. Campbell, and 75% of base salary for Michael A. Weinhold and Peter H. Kesser, and was 80% of base salary for Robert P. Mundy. Each of our named executive officers thus received a discretionary cash bonus equal to 18% of his customary VIP target-level incentive award, except for Mr. Campbell whose bonus was paid at a rate equal to 100% of his VIP target-level incentive award percentage according to the terms of his employment offer agreement with Verso, and except for Mr. Mundy whose bonus was prorated to reflect the termination of his employment with Verso as of June 30, 2015.

Synergy Bonus.   Verso paid a discretionary cash bonus to our executive officers (including our named executive officers) and certain senior managers to recognize and reward their efforts in enabling Verso to achieve substantial cost-savings and other efficiencies (collectively, “synergies”) through the integration of the legacy businesses of Verso and NewPage Holdings Inc. (“NewPage”) following Verso’s acquisition of NewPage on January 7, 2015.

In connection with the NewPage acquisition, Verso established a goal of achieving $175 million in pre-tax gross synergies to be achieved as a result of the integration of Verso’s and NewPage’s legacy businesses during the initial 18 months following the acquisition. Verso further estimated that it would cost $80 million to achieve this level of synergies, resulting in projected pre-tax net synergies of $95 million. When it considered the payment of a synergy bonus in December 2015, the Compensation Committee considered financial information supplied by management with respect to Verso’s projected and actual synergy realization through November 2015. Verso originally had projected that it would achieve gross synergies and net synergies of $76 million and $10 million, respectively, as of November 30, 2015. The estimated actual gross synergies and net synergies as of such date were $114 million and $95 million, respectively, substantially higher than the projected levels. In other words, Verso had met 65% of its gross synergies goal of $175 million and 100% of its net synergies goal of $95 million in less than 11 months, well short of the originally contemplated timeframe of 18 months.

Based on these findings, and taking into consideration other relevant factors such as Verso’s ability to pay a cash synergy bonus, the Compensation Committee authorized Verso to pay cash bonuses to our executive officers (including our named executive officers) and certain senior managers in amounts equal to 50% of their respective base salaries in recognition of, and reward for, their efforts in enabling Verso to achieve these substantial synergies from the NewPage acquisition. Each of our named executive officers thus received a discretionary cash synergy bonus equal to 50% of his base salary, except for Allen J. Campbell whose bonus was prorated to approximate his tenure with Verso during 2015, and except for Robert P. Mundy who did not receive a synergy bonus due to the prior termination of his employment with Verso.

Special Bonus for Campbell.   As mentioned earlier, Allen J. Campbell became our Senior Vice President and Chief Financial Officer as of September 21, 2015. As an inducement to Mr. Campbell to join Verso, we agreed to pay him a discretionary cash bonus of $300,000, in addition to other compensation for his services. The primary purpose of the special bonus was to compensate Mr. Campbell for certain compensation that he would not receive from his former employer as a result of his decision to join Verso. Verso and Mr. Campbell originally agreed that the special bonus would be paid in eight successive quarterly installments of $37,500 each beginning on December 31, 2015. Verso and Mr. Campbell subsequently agreed to a revised payment schedule whereby the special bonus would be paid in a lump sum on January 14, 2016, subject to a clawback provision pursuant to which he would repay to us any portion of the special bonus that had not yet vested as of the original eight payment dates in the event that Mr. Campbell ceases to be employed by Verso or one of our subsidiaries for any reason other than a termination of his employment without cause or due to his death. For these purposes, the term “cause” has the meaning given to such term in Verso’s severance policy as in effect from time to time.

See the “Bonus” column of the Summary Compensation table in “Executive Compensation” and the related footnote disclosure for more information about these three discretionary cash bonuses that were paid to our named executive officers with respect to 2015.

Incentive Award Plan.   The Amended and Restated 2008 Incentive Award Plan (the “Incentive Award Plan”) allows us to grant long-term equity incentive awards to our employees, consultants and directors. We have utilized the Incentive Award Plan to grant restricted stock and stock options to our executives and senior managers, including our named executive officers, restricted stock to our nonemployee directors, and stock options to certain of our nonemployee directors. The awards granted under the Incentive Award Plan may vest upon the passage of time or upon the attainment of performance goals based on objective performance criteria chosen from among those set forth in the Incentive Award Plan. The Incentive Award Plan provides that its administrator may require that any awards granted under the Incentive Award Plan be subject to the provisions of any claw-back policy implemented by us. The Incentive Award Plan is administered by the Compensation Committee or, in the case of awards granted to our nonemployee directors, the board of directors.

We believe that providing our executive officers with long-term incentive compensation, whether cash-based or equity-based, serves to link their long-term compensation to our long-term financial performance and thereby encourages them to work toward achieving operational and financial performance by us that enhances value for our stockholders. We generally believe that equity-based incentive compensation, as opposed to the cash-based variety, better encourages our executive officers to consider their decisions from the perspective of our stockholders. For this reason, we consider it important to include equity-based compensation in the compensation packages of our executive officers.

In alignment with this compensation philosophy, in 2015 we made the following grants of long-term equity incentive awards, consisting of restricted stock and stock options, to our executive officers (including our named executive officers) and senior managers:

•

On January 7, 2015, upon the completion of Verso’s acquisition of NewPage, we granted a stock option to purchase 200,000 shares of common stock to David J. Paterson as provided for in his employment agreement.

•

On April 29, 2015, we granted a total of 183,766 shares of restricted stock and stock options to purchase a total of 743,735 shares of common stock to our executive officers (including our named executive officers) and certain senior managers.

•	On May 4, 2015, we granted to Mr. Paterson a stock option to purchase 73,391 shares of common stock, as a supplement to his earlier grant relating to the NewPage acquisition.

•

On June 5, 2015, we granted stock options to purchase a total of 1,667,000 shares of common stock to our executive officers (including our named executive officers) in recognition of, and as a reward for, their efforts in leading the successful Verso-NewPage integration.

In granting these equity incentive awards, we took into account the recipients’ positions and duties at Verso, the quality of their performance of their duties, the kind and amount of their other employment compensation, their existing levels of ownership of our common stock, and, in the case of Mr. Paterson, the applicable provisions of his employment agreement with us. In establishing the mix of restricted stock and stock options to be granted, we balanced our goal of creating a strong incentive for the award recipients (restricted stock) against the benefit to us of offsetting some of the cost of the awards (stock options, which result in payment of the exercise price to us). Based on this analysis, we allocated the equity incentive awards in the broad-based grant on April 29, 2015, so that the mix of shares of common stock covered thereby was approximately 20% restricted stock and 80% stock options. In 2015, the long-term equity incentive awards granted to our named executive officers accounted for 44% of the total direct compensation of our President and Chief Executive Officer and a range of 15-36% of the total direct compensation of our other named executive officers who were with us throughout 2015 (i.e., excluding Robert P. Mundy, who resigned as our Senior Vice President and Chief Financial Officer as of June 30, 2015, and Allen J. Campbell, who joined us in those positions as of September 21, 2015). See “Executive Compensation – Grants of Plan-Based Awards” for more information concerning the equity incentive awards granted to our named executive officers under the Incentive Award Plan in 2015.

Retirement Benefits.   We provide retirement benefits to our eligible employees, including our named executive officers, under the retirement plans and programs listed below as a means of attracting and retaining qualified employees.

•	Retirement Savings Plan, a tax-qualified, 401(k) defined contribution plan;

•	Supplemental Salary Retirement Program, a tax-qualified defined contribution program implemented under the Retirement Savings Plan;

•	Deferred Compensation Plan, a nonqualified defined contribution plan; and

•	Executive Retirement Program, a nonqualified defined contribution program implemented under the Deferred Compensation Plan.

We attempt to ensure that these retirement benefits are competitive with those provided by comparable companies as shown in the Compensation Surveys. Our contributions for 2015 on behalf of our named executive officers under the Retirement Savings Plan, the SSRP, the Deferred Compensation Plan, and the ERP are set forth in the Summary Compensation table in “Executive Compensation.”

Retirement Savings Plan.   The Retirement Savings Plan is a tax-qualified, 401(k) defined contribution plan which in 2015 permitted eligible employees to defer the receipt of up to the lesser of 85% or $18,000 of their employment compensation on a pre-tax basis, or if an employee is age 50 or over, to defer up to $6,000 in additional compensation up to a limit of $24,000. Employees also may defer amounts of their employment compensation in excess of these limits on an after-tax basis. The employee deferrals of employment compensation are subject to certain limits imposed by the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”). In addition, we make matching contributions for employees who defer a portion of their employment compensation under the Retirement Savings Plan. We match 70% of the first 4%, and 60% of the second 4%, of the employees’ deferrals. The employee deferrals under the Retirement Savings Plan are immediately and fully vested and nonforfeitable. For employees hired by us before January 1, 2009, our matching contributions under the Retirement Savings Plan are fully vested and nonforfeitable. For employees hired by us on or after January 1, 2009, our matching contributions under the Retirement Savings Plan are subject to three-year “cliff” vesting measured from the date on which an employee’s employment with us commences, such that after the employee has been continuously employed by us for three years, all of our past and future matching contributions become fully vested and nonforfeitable.

Supplemental Salary Retirement Program.   The Supplemental Salary Retirement Program (the “SSRP”) is a tax-qualified defined contribution program implemented under the Retirement Savings Plan. Under the SSRP, we make an annual contribution to each eligible employee’s account under the Retirement Savings Plan. The SSRP contribution is equal to either 2.75% or 5% of an employee’s eligible compensation, which consists of the employee’s salary, bonus and cash incentive compensation paid during the immediately preceding year. The SSRP contribution percentage varies depending on the employee’s cumulative years of service with us and our predecessors. For all of our employees, the SSRP contributions are subject to three-year “cliff” vesting measured from the date on which an employee’s employment with us commences, such that after the employee has been continuously employed by us for three years, all of our past and future contributions become fully vested and nonforfeitable.

Deferred Compensation Plan.   The Deferred Compensation Plan is a nonqualified defined contribution plan that permits eligible employees to defer the receipt of up to 85% of their base salary and up to 100% of their incentive compensation, by contributing such amounts to their accounts under the plan. The Deferred Compensation Plan also permits us to make matching contributions and discretionary contributions to employees’ accounts under the plan. We match 70% of the first 4%, and 60% of the second 4%, of the employees’ deferrals under the Deferred Compensation Plan, subject to certain restrictions and limitations, including the requirement that the employee must not qualify for our matching contributions under the Retirement Savings Plan. Until they are distributed from the Deferred Compensation Plan, the employees’ deferrals, our contributions, and any earnings on the invested funds are held in a rabbi trust funded by us.

Executive Retirement Program.   The Executive Retirement Program (the “ERP”) is a nonqualified defined contribution program implemented under the Deferred Compensation Plan for the benefit of our executives and selected senior managers. Under the ERP, we may make an annual discretionary contribution to each eligible employee’s account under the Deferred Compensation Plan. Our ERP contribution is equal to between 4% and 10% of an employee’s eligible compensation, depending on the employee’s employment pay grade with us. An employee’s eligible compensation consists of the employee’s base salary and target-level incentive award under the VIP, in each case determined as of January 1 of the year for which our ERP contribution is made.

Insurance and Fringe Benefits.   We provide group medical, dental, life and other insurance coverage for all of our eligible employees, including our named executive officers. In addition, under our executive financial counseling policy, we pay the costs of personal investment, estate planning, tax and other financial counseling services, subject to an annual cap of $6,500 or $9,500 (depending on the executive’s position with us), for our executive officers, including our named executive officers. We believe that these benefits serve as a means of attracting and retaining qualified personnel, and we attempt to ensure that they are competitive with those provided by comparable companies.

Severance Benefits

Severance Policy.   We have adopted and implemented a severance policy for the benefit of our salaried employees, including our named executive officers, and specific groups of hourly employees whose employment with us is terminated under certain circumstances. The severance policy applies in the event that we terminate the employee’s employment without cause (as defined in the policy), we eliminate the employee’s position and do not offer him or her a similar position, or we close or sell the facility where the employee works under circumstances that effectively result in an involuntary end to the employment relationship. The principal benefit under the severance policy is a termination allowance payable in cash to the terminated employee which is based, in large measure, on the employee’s years of applicable service with us and our predecessors and his or her annual base salary or wages in effect immediately prior to the termination of employment. For 2015, the amount of the termination allowance was equal to two weeks of eligible pay for each full or partial year of applicable service, subject to a minimum of four weeks and a maximum of 52 weeks of eligible pay. Effective as of January 1, 2016, we revised the severance policy to address several issues, including the amount of the termination allowance. As the severance policy has been revised, for 2016, the calculation of the amount of the termination allowance begins with the classification of the employee’s job into one of six tiers, with the amount being equal to the sum of (a) a minimum number of weeks of eligible pay based on the employee’s job tier and (b) for all employees except our executive officers, a number of additional weeks of eligible pay determined according to a formula that takes into account the employee’s years of eligible service, subject in each case to the total amount of the termination allowance not exceeding 52 weeks of eligible pay. Under the revised severance policy, our executive officers are entitled to receive a termination allowance equal to 52 weeks of eligible pay, regardless of their years of eligible service. We also have the discretion under the severance policy to provide a terminated employee with other benefits, including prorated and/or reduced amounts of incentive awards under our incentive plans and programs, subsidized medical and dental insurance coverage for a specified period after the termination of employment, and outplacement services appropriate for the employee’s position with us. We believe that the benefits provided under the severance policy support our compensation objective of attracting and retaining qualified employees and are competitive with similar severance benefits provided by comparable companies.

Employment Agreement with Chief Executive Officer.   Our employment agreement with David J. Paterson, our President and Chief Executive Officer, requires us to provide him with certain severance benefits if his employment is terminated under certain circumstances, including a termination by us without cause, by him for good reason, or due to his death or disability. The severance benefits to be provided to Mr. Paterson are intended to be in line with the types and amounts of severance benefits provided by comparable companies to their chief executive officers. See “Executive Compensation – Potential Payments upon Termination of Employment or Change in Control – Employment Agreement with Chief Executive Officer” and “– Estimated Payments in Connection with Termination of Employment or Change in Control” for more information about the severance benefits provided under Mr. Paterson’s employment agreement.

CNC Agreements with Other Executive Officers.   Our confidentiality and non-competition agreements (the “CNC agreements”) with each of our executive officers, other than our Chief Executive Officer, require us to provide them with certain severance benefits upon the termination of their employment by either party and for any reason. The benefits to be provided under the CNC agreements are in consideration for, and are contingent upon, the compliance by the executive officers with their confidentiality and non-competition obligations under the CNC agreements. See “Executive Compensation – Potential Payments upon Termination of Employment or Change in Control – CNC Agreements with Other Executive Officers” and “– Estimated Payments in Connection with Termination of Employment or Change in Control” for more information about the severance benefits provided under the CNC agreements. As we have done in the past, we continue to evaluate the severance benefits provided under the CNC agreements in an effort to ensure that they are competitive with those provided by comparable companies to their executive officers.

Section 162(m)

Section 162(m) of the Internal Revenue Code generally limits the deductibility of compensation paid to certain of our executive officers. To qualify for deductibility under Section 162(m), compensation in excess of $1,000,000 paid by us to our named executive officers (other than our Chief Financial Officer) during any year must qualify as “performance-based compensation” as determined under Section 162(m). Compensation generally qualifies as performance-based if, among other requirements, it is payable only upon the attainment of pre-established, objective performance criteria based on performance goals that have been approved by our stockholders.

Our policy is to take Section 162(m) into account in establishing compensation of our executive officers. However, while the tax impact of any compensation arrangement is one factor considered, such impact is evaluated by the Compensation Committee or the board of directors, as applicable, in light of our overall compensation philosophy and objectives. We may, therefore, design and award compensation for our executive officers that is not fully deductible if we determine that such approach is consistent with our philosophy and is in our and our stockholders’ best interests. We reserve the right to design programs that recognize a full range of factors and performance criteria important to our success, even where the compensation paid under such programs may not be deductible.

Risk Considerations

We use compensation, in part, to motivate and reward our executive officers and other employees for achieving performance objectives that help us achieve our overall business goals. We realize that by rewarding our executives and other employees with compensation for achieving goals, we could cause them to take actions that achieve the goals but expose us to undue risk. However, we believe that the risks that could result from our compensation plans, programs, policies and practices, including those described in this “Compensation Discussion and Analysis,” are unlikely to have a material adverse effect on us, primarily because our compensation structure –

•	contains elements that link incentive compensation to operational and financial objectives that enhance our value to stockholders;

•

includes a mix of compensation elements for our executive officers, who are best positioned to have an impact on our operational and financial performance, that is balanced between short-term and long-term incentives, such that their compensation should not encourage them to take short-term risks at the expense of long-term results;

•

provides the Compensation Committee with the discretion to decrease or eliminate cash incentive awards triggered by the achievement of short-term performance objectives under a VIP, thereby giving the Compensation Committee the ability to reduce or withhold an incentive award if it determines that inappropriate risks were taken to earn it; and

•

includes a significant portion of equity compensation, which provides our executive officers with an incentive to achieve results that enhance stockholder value and discourages them from excessive risk-taking that could reduce stockholder value.

Frequency of Advisory Votes on Executive Compensation

In 2011, our stockholders approved, on a non-binding advisory basis, holding an advisory stockholder vote on the compensation of our named executive officers once every three years. We most recently held an advisory vote on executive compensation at our 2014 Annual Meeting of Stockholders. The next advisory vote on executive compensation is planned to be held at our 2017 Annual Meeting of Stockholders.

Summary Compensation Table

The following table presents information regarding the compensation of our named executive officers for their services during 2015, 2014 and 2013. Verso and Verso Holdings have the same executive officers.

Name and Principal Position	Year	Salary(1)	Bonus(2)	Restricted Stock(3)	Stock Options(4)	Non-Equity Incentive Plan Compensation	All Other Compensation(5)	Total

David J. Paterson	2015	$760,938	$544,000	$25,938	$1,013,376	$ —	$231,688	$2,575,940
President and Chief Executive Officer	2014 2013	643,750 639,062	644,000 —	58,984 45,150	619,950 60,450	527,875 527,875	218,870 198,186	2,713,429 1,470,723

Lyle J. Fellows	2015	434,077	289,800	13,663	373,915	—	145,221	1,256,676
Senior Vice President of Manufacturing and Energy	2014 2013	384,404 377,827	386,000 377,827	31,071 23,785	512,655 25,575	253,417 249,672	165,483 124,921	1,733,030 1,179,607

Allen J. Campbell(6)	2015	119,327	693,000	6,000	15,000	—	44,763	878,090
Senior Vice President and Chief Financial Officer

Robert P. Mundy(7)	2015	204,358	32,400	12,365	25,355	—	118,583	393,061
Former Senior Vice President and Chief Financial Officer	2014 2013	365,620 359,364	367,000 384,364	28,118 21,524	483,384 22,329	225,970 222,630	144,403 119,682	1,614,495 1,129,893

Michael A. Weinhold	2015	406,662	269,875	12,358	370,233	—	128,801	1,187,929
Senior Vice President of Sales, Marketing and Product Development	2014 2013	349,917 343,930	352,000 343,930	28,103 21,511	464,912 22,332	216,265 213,068	137,862 111,036	1,549,059 1,055,807

Peter H. Kesser	2015	338,484	222,250	12,050	88,085	—	93,189	754,058
Senior Vice President, General Counsel and Secretary	2014 2013	302,437 297,262	304,000 297,262	27,403 20,975	405,795 20,925	186,919 184,157	103,583 84,799	1,330,137 905,380

(1)

Effective as of April 1, 2015, we increased the base salaries of our named executive officers as follows: Mr. Paterson – from $643,750 to $800,000; Mr. Fellows – from $386,307 to $450,000; Mr. Mundy – from $367,430 to $450,000; Mr. Weinhold – from $351,650 to $425,000; and Mr. Kesser – from $303,934 to $350,000. Effective as of September 21, 2015, Mr. Campbell’s initial annual base salary was set at $425,000.

(2)	The bonuses paid to our named executive officers for 2015 consist of the following discretionary cash bonuses:

(a)

an annual bonus paid to our executive officers (including our named executive officers), senior managers and other eligible salaried employees to recognize and reward their job performance in 2015 as follows: Mr. Paterson – $144,000; Mr. Fellows – $64,800; Mr. Campbell – $340,000; Mr. Mundy – $32,400; Mr. Weinhold – $57,375; and Mr. Kesser – $47,250;

(b)

a synergy bonus paid to our executive officers (including our named executive officers) and certain senior managers to recognize and reward their efforts in enabling Verso to achieve substantial cost-savings and other efficiencies through the integration of the legacy businesses of Verso and NewPage following Verso’s acquisition of NewPage on January 7, 2015, as follows: Mr. Paterson – $400,000; Mr. Fellows – $225,000; Mr. Campbell – $53,000; Mr. Weinhold – $212,500; and Mr. Kesser – $175,000; and

(c)

a bonus of $300,000 paid to Mr. Campbell as part of his agreement to become our Senior Vice President and Chief Financial Officer, which was intended, in part, to compensate him for certain compensation that he would not receive from his former employer as a result of his decision to join Verso.

(3)

On April 29, 2015, we granted the following shares of restricted stock to our named executive officers: Mr. Paterson – 19,213 shares; Mr. Fellows – 10,121 shares; Mr. Mundy – 9,159 shares; Mr. Weinhold – 9,154 shares; and Mr. Kesser – 8,926 shares. On September 21, 2015, we granted 40,000 shares of restricted stock to Mr. Campbell. The fair values of the restricted stock on the respective grant dates, computed in accordance with FASB ASC Topic 718, were $1.35 per share on April 29, 2015, and $0.15 per share on September 21, 2015, which were the respective closing sale prices per share of common stock on the NYSE on such dates.

(4)

On January 7, 2015, we granted to Mr. Paterson a stock option to purchase 200,000 shares at an exercise price of $3.37 per share. On April 29, 2015, we granted the following stock options, at an exercise price of $1.35 per share, to our named executive officers: Mr. Paterson – 65,000 shares; Mr. Fellows – 27,500 shares; Mr. Mundy – 24,010 shares; Mr. Weinhold – 24,013 shares; and Mr. Kesser – 22,500 shares. On May 4, 2015, we granted to Mr. Paterson a stock option to purchase 73,391 shares at an exercise price of $1.34 per share. On June 5, 2015, we granted the following stock options, at an exercise price of $0.98 per share, to our named executive officers: Mr. Paterson – 445,000 shares; Mr. Fellows – 445,000 shares; Mr. Weinhold – 445,000 shares; and Mr. Kesser – 83,000 shares. On September 21, 2015, we granted to Mr. Campbell a stock option to purchase 125,000 shares at an exercise price of $0.15 per share. The fair values of the stock options on the respective grant dates, computed in accordance with FASB ASC Topic 718, were $2.614 per share on January 7, 2015, $1.056 per share on April 29, 2015, $1.050 per share on May 4, 2015, $0.775 on June 5, 2015, and $0.120 on September 21, 2015. We used the Black-Scholes option pricing model to estimate the fair values of the stock options granted in 2015. In doing so, we made certain assumptions relating to the expected weighted-average life of the stock options, volatility rates, risk-free interest rates, and dividend yields. We used the simplified method of calculating the expected lives of the stock options due to our limited exercise history; the expected volatility was estimated using Verso’s historical volatility; the expected risk-free interest rates were based on the market yield of U.S. Treasury securities; and the expected dividend yield was assumed to be zero because we have no plans to declare dividends.

(5)	The other compensation paid to or for the benefit of our named executive officers for 2015 consists of –

(a)	our matching contributions under the Retirement Savings Plan as follows: Mr. Paterson – $13,780; Mr. Fellows – $12,480; Mr. Mundy – $13,780; Mr. Weinhold – $13,780; and Mr. Kesser – $13,780;

(b)	our contributions under the SSRP as follows: Mr. Paterson – $44,297; Mr. Fellows – $44,025; Mr. Mundy – $39,052; Mr. Weinhold – $39,946; and Mr. Kesser – $18,629;

(c)	our matching contributions under the Deferred Compensation Plan as follows: Mr. Paterson – $27,733; Mr. Fellows – $7,800; Mr. Mundy – $3,900; Mr. Weinhold – $14,733; and Mr. Kesser – $7,933;

(d)	our contributions under the ERP as follows: Mr. Paterson – $128,750; Mr. Fellows – $69,535; Mr. Mundy – $52,910; Mr. Weinhold – $49,232; and Mr. Kesser – $42,551;

(e)

premiums (grossed up to cover taxes in the amounts shown in parentheses) paid on life and long-term disability insurance coverage as follows: Mr. Paterson – $6,766 ($1,912); Mr. Fellows – $3,806 ($1,075); Mr. Campbell – $1,416 ($400); Mr. Mundy – $1,903 ($538); Mr. Weinhold – $3,595 ($1,015); and Mr. Kesser – $2,960 ($836);

(f)	payments under our executive financial counseling policy as follows: Mr. Paterson – $8,450; Mr. Fellows – $6,500; Mr. Mundy – $6,500; Mr. Weinhold – $6,500; and Mr. Kesser – $6,500; and

(g)	payments under our employee relocation policy as follows: Mr. Campbell – $42,947.

(6)	Mr. Campbell was elected and began service as our Senior Vice President and Chief Financial Officer on September 21, 2015.

(7)	Mr. Mundy resigned as our Senior Vice President and Chief Financial Officer on June 2, 2015.

Compensation of Named Executive Officers

The Summary Compensation table quantifies the value of the different forms of compensation received by our named executive officers in and for 2015, 2014 and 2013. The elements of executive compensation consist primarily of base salary, annual cash incentive awards, and long-term equity incentive awards. Our named executive officers also received other compensation as set forth in the “All Other Compensation” column of the Summary Compensation table.

The Summary Compensation table should be read in conjunction with the tables and narratives below. A description of the material terms of David J. Paterson’s employment agreement follows this paragraph. The Grants of Plan-Based Awards table sets forth information for 2015 regarding the grants of restricted stock and stock options to our named executive officers under the Incentive Award Plan. The Outstanding Equity Incentive Awards at Fiscal Year-End table provides information about the unvested shares of restricted stock and the unexercised stock options held by our named executive officers as of December 31, 2015. The Stock Option Exercises and Restricted Stock Vested table sets forth information regarding the number and value of the shares of restricted stock granted to our named executive officers that vested in 2015. The Nonqualified Deferred Compensation table provides information about the participation by our named executive officers in 2015 in defined contribution plans and programs that provide for the deferral of compensation on a basis that is not tax-qualified. The discussion in “Potential Payments upon Termination of Employment or Change in Control” explains the potential severance benefits to which our named executive officers (other than Mr. Mundy) may be entitled upon a termination of their employment or a change in control of Verso.

Employment Agreement with Chief Executive Officer

We entered into an employment agreement with David J. Paterson when he became our President and Chief Executive Officer effective as of May 14, 2012. The initial term of the agreement is three years, which will automatically renew for successive one-year periods unless he or we provide notice of non-renewal. The principal components of Mr. Paterson’s compensation under the agreement are as follows:

•	a base salary of $800,000, which was set effective as of April 1, 2015, and is subject to further increase at the discretion of our board of directors;

•

an incentive award payable under our annual, performance-based incentive plan, with a target-level award amount equal to 100% of his base salary and a maximum award amount equal to 200% of his base salary;

•

a stock option granted on May 14, 2012, entitling him to purchase 650,000 shares of our common stock at an exercise price of $1.66 per share, the fair market value per share on the grant date, which vested in equal installments over three years and is exercisable for seven years after the grant date;

•

a stock option granted on January 7, 2015, the closing date of Verso’s acquisition of NewPage, entitling him to purchase 200,000 shares of our common stock at an exercise of $3.37 per share, the fair market value per share on the grant date, which vests in full in one year and is exercisable for seven years after the grant date;

•	the right to participate in our employee benefit plans, programs and arrangements; and

•	severance benefits if his employment is terminated under certain circumstances, including a termination by us without cause, by him for good reason, or due to his death or disability.

The provisions of Mr. Paterson’s employment agreement that relate to severance benefits payable upon the termination of his employment or a change in control of Verso are described in more detail in “Executive Compensation – Potential Payments upon Termination of Employment or Change in Control.”

Separation Agreement with Former Chief Financial Officer

Robert P. Mundy resigned as an employee of Verso and as our Senior Vice President and Chief Financial Officer effective as of June 30, 2015, in order to take a similar position with Packaging Corporation of America (“PCA”). In connection with his resignation, Verso, Mr. Mundy and PCA entered into a letter agreement which addressed several separation-related matters, including the following:

•	Mr. Mundy’s resignation from Verso effective as of June 30, 2015;

•	his availability to assist Verso on a transitional basis for two months after his resignation until August 31, 2015;

•	Mr. Mundy’s agreement to comply with the term of the CNC agreement between Verso and him;

•

a general reference to the kinds of payments and benefits to be provided by Verso to Mr. Mundy following his resignation, which ultimately consisted of the following: a payment for unused vacation – $53,654; a prorated annual bonus for 2015 – $32,400; and a contribution to Mr. Mundy’s account under the Deferred Compensation Plan representing the lost retirement benefits described in his CNC agreement – $312,728; and

•	Mr. Mundy’s obligation not to compete with Verso through June 30, 2016.

Notwithstanding Mr. Mundy’s departure from Verso, he is still considered a named executive officer of Verso for 2015 under the SEC’s disclosure rules. This Form 10-K/A thus contains various compensation and other information relating to Mr. Mundy as required by such rules.

Grants of Plan-Based Awards

The following table sets forth information for 2015 regarding the actual grants of equity incentive awards, consisting of restricted stock and stock options, made to our named executive officers under the Incentive Award Plan.

Name	Grant Date	Shares of Restricted Stock	Shares Underlying Stock Options	Exercise Price of Stock Options	Grant Date Fair Value of Restricted Stock and Stock Options*

David J. Paterson
Restricted stock	04-29-2015	19,213			$ 25,938
Stock options	01-07-2015		200,000	$3.37	522,800
Stock options	04-29-2015		65,000	1.35	68,640
Stock options	05-04-2015		73,391	1.34	77,061
Stock options	06-05-2015		445,000	0.98	344,875

Lyle J. Fellows
Restricted stock	04-29-2015	10,121			13,663
Stock options	04-29-2015		27,500	1.35	29,040
Stock options	06-05-2015		445,000	0.98	344,875

Allen J. Campbell
Restricted stock	09-21-2015	40,000			6,000
Stock options	09-21-2015		125,000	0.15	15,000

Robert P. Mundy
Restricted stock	04-29-2015	9,159			12,365
Stock options	04-29-2015		24,010	1.35	25,355

Michael A. Weinhold
Restricted stock	04-29-2015	9,154			12,358
Stock options	04-29-2015		24,013	1.35	25,358
Stock options	06-05-2015		445,000	0.98	344,875

Peter H. Kesser
Restricted stock	04-29-2015	8,926			12,050
Stock options	04-29-2015		22,500	1.35	23,760
Stock options	06-05-2015		83,000	0.98	64,325

*

The amounts are the fair values, computed in accordance with FASB ASC Topic 718, of the restricted stock and stock options on the dates that they were granted to our named executive officers. Our methods of valuing the equity incentive awards are described in footnotes 3 and 4 to the Summary Compensation table.

Outstanding Equity Incentive Awards at Fiscal Year-End

The following table provides information about the unvested shares of restricted stock and the unexercised stock options held by our named executive officers as of December 31, 2015.

Name	Grant Date	Restricted Stock(1)		Stock Options(1)
		Unvested Shares of Restricted Stock	Market Value of Unvested Shares of Restricted Stock(2)	Shares Underlying Unexercised Stock Options		Stock Option Exercise Price	Stock Option Expiration Date
				Exercisable	Unexercisable

David J. Paterson	06-05-2015				445,000	$0.98	06-05-2022
	05-04-2015				73,391	1.34	05-04-2022
	04-29-2015	19,213	$384		65,000	1.35	04-29-2022
	01-07-2015				200,000	3.37	01-07-2022
	12-21-2014			66,666	133,334	2.94	12-21-2021
	04-01-2014	12,809	256	21,666	43,334	3.07	04-01-2021
	03-06-2013	11,668	233	43,332	21,668	1.29	03-06-2020
	05-14-2012			650,000		1.66	05-14-2019

Lyle J. Fellows	06-05-2015				445,000	0.98	06-05-2022
	04-29-2015	10,121	202		27,500	1.35	04-29-2022
	12-21-2014			64,333	128,667	2.94	12-21-2021
	04-01-2014	6,748	135	9,166	18,334	3.07	04-01-2021
	03-06-2013	6,146	123	18,332	9.168	1.29	03-06-2020
	07-23-2012			198,000		1.47	07-23-2019
	03-06-2012			27,500		1.20	03-06-2019
	03-02-2011			22,000		5.93	03-02-2018
	03-26-2010			16,667		3.01	03-26-2017
	09-21-2009			40,000		3.69	09-21-2016

Allen J. Campbell	09-21-2015	40,000	800		125,000	0.15	09-21-2022

Robert P. Mundy(3)

Michael A. Weinhold	06-05-2015				445,000	0.98	06-05-2022
	04-29-2015	9,154	183		24,013	1.35	04-29-2022
	12-21-2014			58,666	117,334	2.94	12-21-2021
	04-01-2014	6,103	122	8,004	16,009	3.07	04-01-2021
	03-06-2013	5,559	111	16,008	8,005	1.29	03-06-2020
	07-23-2012			179,000		1.47	07-23-2019
	03-06-2012			24,013		1.20	03-06-2019
	03-02-2011			19,210		5.93	03-02-2018
	03-26-2010			12,222		3.01	03-26-2017
	09-21-2009			38,000		3.69	09-21-2016

Peter H. Kesser	06-05-2015				83,000	0.98	06-05-2022
	04-29-2015	8,926	179		22,500	1.35	04-29-2022
	12-21-2014			50,666	101,334	2.94	12-21-2021
	04-01-2014	5,951	119	7,500	15,000	3.07	04-01-2021
	03-06-2013	5,420	108	15,000	7,500	1.29	03-06-2020
	07-23-2012			153,000		1.47	07-23-2019
	03-06-2012			18,750		1.20	03-06-2019
	03-02-2011			15,000		5.93	03-02-2018
	03-26-2010			8,333		3.01	03-26-2017
	09-21-2009			33,000		3.69	09-21-2016

(1)

We have granted long-term equity incentive awards, consisting of restricted stock and stock options, to our named executive officers under the Incentive Award Plan. The restricted stock and stock options will vest in three equal, annual installments starting one year after the grant dates, except for (a) the stock option granted to David J. Paterson on January 7, 2015, which vested in full on the first anniversary of the grant date, and (b) the stock options granted to certain of the named executive officers on June 5, 2015, which will vest in two equal installments on the second and third anniversaries of the grant date.

(2)

The market value of the unvested shares of restricted stock is computed based on the $0.02 closing sale price per share of our common stock on the OTC Pink electronic quotation platform operated by the OTC Markets Group (“OTC Pink”) on December 31, 2015.

(3)

Mr. Mundy, our former Senior Vice President and Chief Financial Officer who resigned effective as of June 30, 2015, held no unvested shares of restricted stock or unexercised stock options as of December 31, 2015.

Stock Option Exercises and Restricted Stock Vested

None of our named executive officers exercised any stock options in 2015. The following table sets forth information regarding the number and value of the shares of restricted stock granted to our named executive officers that vested in 2015.

	Restricted Stock
Name	Shares that Vested in 2015	Value Realized on Vesting*

David J. Paterson	18,070	$38,558
Lyle J. Fellows	15,665	34,755
Allen J. Campbell
Robert P. Mundy	14,177	31,454
Michael A. Weinhold	14,168	31,434
Peter H. Kesser	12,913	28,531

*	The value of the shares of restricted stock that vested in 2015 is computed based on the closing sale price per share of our common stock on the NYSE on the applicable vesting dates.

Nonqualified Deferred Compensation

The following table provides information about the participation by our named executive officers in 2015 in defined contribution plans and programs that provide for the deferral of compensation on a basis that is not tax-qualified. The information presented relates to our named executive officers’ participation in the Deferred Compensation Plan, the ERP and, to an extent, the SSRP, the material terms of which are described in “Compensation Discussion and Analysis – Elements of Executive Compensation – Retirement Benefits.”

Name	Executive Contributions	Employer Contributions(1)	Aggregate Earnings or (Loss)(2)	Aggregate Withdrawals and Distributions	Aggregate Balance as of December 31, 2015

David J. Paterson	$52,292	$193,493	$ 500	$214,466	$404,490
Lyle J. Fellows	12,000	108,110	(1,246)	139,569	353,972
Allen J. Campbell
Robert P. Mundy	11,450	369,538	39,004	125,377	774,119
Michael A. Weinhold	27,844	90,661	2,472	106,943	357,536
Peter H. Kesser	32,604	61,825	20,805	136,849	375,792

(1)	Our contributions for 2015 are reported as compensation in the “All Other Compensation” column of the Summary Compensation table and consist of the following:

(a)

We made the following matching contributions under the Deferred Compensation Plan to the accounts of our named executive officers thereunder: Mr. Paterson – $27,733; Mr. Fellows – $7,800; Mr. Mundy – $3,900; Mr. Weinhold – $14,733; and Mr. Kesser – $7,933.

(b)

We made the following contributions under the ERP to the accounts of our named executive officers under the Deferred Compensation Plan: Mr. Paterson – $128,750; Mr. Fellows – $69,535; Mr. Mundy – $52,910; Mr. Weinhold – $49,232; and Mr. Kesser – $42,551.

(c)

We made the following contributions under the SSRP to the accounts of our named executive officers under the Deferred Compensation Plan in order to comply with contribution limits applicable to the Retirement Savings Plan: Mr. Paterson – $37,010; Mr. Fellows – $30,775; Mr. Weinhold – $26,696; and Mr. Kesser – $11,341.

(d)

We made a contribution of $312,728 to the account of Mr. Mundy under the Deferred Compensation Plan in payment of certain retirement benefits that were owed to him under his CNC agreement upon the termination of his employment with Verso.

(2)	Earnings on deferred compensation are not reported as compensation in the Summary Compensation table, because they are not at above-market rates.

Potential Payments upon Termination of Employment or Change in Control

The following narrative provides information about the potential benefits to our named executive officers upon the termination of their employment or a change in control of Verso under our plans, programs, policies and agreements that were in effect in 2015.

Severance Policy

We have adopted and implemented a severance policy for the benefit of our salaried employees, including our named executive officers, and specific groups of hourly employees whose employment with us is terminated under certain circumstances. The severance policy applies when an eligible employee’s employment is terminated under the following circumstances:

•	we terminate the employee’s employment without cause as defined in the policy;

•	we eliminate the employee’s position;

•

we relocate the employee’s principal place of work to a site that is 50 or more miles farther from the employee’s residence than his or her current principal place of work and, as of the relocation date, the employee has not accepted such relocation;

•	we close the facility that is the employee’s principal place of work and, of the closing date, we have not offered the employee a suitable position at another facility; or

•

we sell the facility that is the employee’s principal place of work (or the entity that owns such facility) and, as of the sale date, the purchaser has not offered the employee a suitable position at such facility.

The principal benefit under the severance policy is a termination allowance payable in cash to the terminated employee, which is computed on the basis of the employee’s years of applicable service with us and our predecessors and his or her base salary or annual wages in effect immediately prior to the termination of employment. As in effect in 2015, the severance policy provided for a termination allowance equal to two weeks of the terminated employee’s eligible pay for each full or partial year of applicable service, subject to a minimum of four weeks and a maximum of 52 weeks of eligible pay. We also have the discretion under the severance policy to provide a terminated employee with other benefits, including prorated and/or reduced amounts of incentive awards under our incentive plans and programs, subsidized medical and dental insurance coverage for a specified period after the termination of employment, and outplacement services appropriate for the employee’s position with us.

Employment Agreement with Chief Executive Officer

We have an employment agreement with David J. Paterson, our President and Chief Executive Officer. The agreement provides that Mr. Paterson’s employment may be terminated by us for or without cause (as defined in the agreement), by Mr. Paterson’s resignation for or without good reason (as defined in the agreement), and due to his death or disability.

Under the agreement, if Mr. Paterson’s employment is terminated for any reason, we are required to provide him (or his estate) with the following basic benefits:

•	any unpaid base salary;

•	any unpaid annual bonus for any calendar year completed before the termination date;

•	any unpaid reimbursable business expense;

•	a payment in lieu of any accrued but unused vacation; and

•	any amount arising from his participation in, and any benefit provided under, our employee benefit plans, programs and arrangements.

If we terminate Mr. Paterson’s employment without cause or if he resigns for good reason, then in addition to the basic benefits described above, we are required to provide him with the following benefits, subject to Mr. Paterson’s execution of our customary waiver and release of claims and to his compliance with certain post-employment covenants:

•	1.5 times his base salary, payable in 18 equal monthly installments after the termination date;

•

1.5 times his annual bonus, if any, paid or payable with respect to the calendar year immediately preceding the calendar year in which the termination date occurred, payable in 18 equal monthly installments after the termination date;

•	a prorated portion of his annual bonus for the calendar year in which the termination date occurred; and

•	continued coverage for him and his eligible dependents under our employee health and welfare plans for 18 months after the termination date.

If Mr. Paterson’s employment terminates due to his death, then in addition to the basic benefits described above, we are required to provide the following benefits to his estate:

•	a lump-sum payment of his base salary; and

•	a prorated portion of his annual bonus for the calendar year in which the termination date occurred.

If we terminate Mr. Paterson’s employment due to his disability, then in addition to the basic benefits described above, we are required to provide him with a prorated portion of his annual bonus for the calendar year in which the termination date occurred.

CNC Agreements with Other Executive Officers

We have confidentiality and non-competition agreements (the “CNC agreements”) with each of our executive officers other than our Chief Executive Officer. The CNC agreements, which have substantially identical terms, require each executive officer to comply with a perpetual confidentiality covenant as well as non-competition and non-solicitation/non-hire covenants extending for 12 months after the termination of his employment for any reason.

Under each CNC agreement, if the executive officer’s employment is terminated by either party and for any reason, we are required to provide him (or his estate) with the following benefits, subject to the executive officer’s execution of our customary waiver and release of claims and to his compliance with his obligations under the CNC agreement:

•	any unpaid base salary;

•	a payment in lieu of any accrued but unused vacation;

•	any unpaid reimbursable business expense;

•	any amount arising from his participation in, and any benefit provided under, our employee benefit plans, programs and arrangements;

•	any unpaid incentive award under our annual, performance-based incentive plan for any calendar year completed on or before the termination date;

•	a prorated portion of his incentive award under our annual, performance-based incentive plan for the calendar year in which the termination date occurred;

•

a payment equal to 180% (for Messrs. Fellows and Campbell) or 175% (for Messrs. Weinhold and Kesser) of his base salary, representing the sum of his base salary and his target-level incentive award under our annual, performance-based incentive plan, payable in 12 equal monthly installments;

•	subsidized medical and dental insurance coverage for him and his eligible dependents for up to two years after the termination date, grossed up to cover applicable income taxes;

•

reimbursement of the cost of converting his group life insurance coverage to an individual policy and the premiums on the individual policy for up to two years after the termination date, grossed up to cover applicable income taxes; and

•

a contribution to his account under the Deferred Compensation Plan in an amount equal to the projected value of certain retirement benefits consisting of our contributions under the Retirement Savings Plan, SSRP, Deferred Compensation Plan, and ERP that we would have made if he had remained actively employed with us for two years after the termination date.

Vacation Policy

We have a vacation policy that, among other things, provides for a payment in lieu of any accrued but unused vacation upon the termination of an eligible employee’s employment under certain circumstances. Under the policy, we will provide vacation pay to a terminated employee if the termination of employment is (a) by the employee (referred to as a “voluntary” termination) and the employee gives us at least two weeks of prior notice, (b) by us (referred to as an “involuntary” termination) and occurs after at least six months of employment, or (c) due to the employee’s retirement, death or disability. Under such circumstances, a terminated employee is entitled to receive a payment equal to the daily equivalent of his or her base salary multiplied by the number of accrued but unused vacation days during the calendar year in which the termination date occurred. In addition, if the termination of employment is due to the employee’s retirement or death, we will provide special vacation pay to the employee or his or her estate in an amount equal to 4-12% of the employee’s year-to-date base salary, with the specific percentage being determined based on the number of weeks of vacation to which the employee was entitled under the policy.

Incentive Award Plan

We have granted equity incentive awards consisting of restricted stock and stock options to our named executive officers under the Incentive Award Plan. The Incentive Award Plan, together with the grant notices and award agreements thereunder, contain provisions addressing the effects on the equity incentive awards of the termination of an executive officer’s employment with us and a change in control of Verso.

Termination of Employment.   As a general rule, upon the termination of an executive officer’s employment, any unvested portion of the restricted stock and stock options will cease vesting and be forfeited. However, (a) if the executive officer’s employment is terminated by us without cause before or on the consummation of a change in control of Verso, or due to his death or disability, then a prorated percentage of any unvested portion of the restricted stock and stock options will vest based on the number of completed quarters that have elapsed from the grant date or the most recent vesting date, as applicable, through the termination date; and (b) if the executive officer’s employment is terminated within six months after the consummation of a change in control of Verso either by us without cause or by him by reason of an involuntary termination (a concept similar to good reason), then any unvested portion of the restricted stock and stock options will vest in full. In addition, as a general rule, any vested portion of the executive officer’s stock options may be exercised for three months after the termination of his employment. However, the exercise period will expire (a) one year after the termination date if his employment is terminated due to his death or disability, or (b) at the end of the original seven-year exercise period if his employment is terminated by reason of his retirement.

Change in Control of Verso.   In the event of a change in control of Verso, unless otherwise provided by the administrator of the Incentive Award Plan in accordance with its terms, we will require that the executive officer’s restricted stock and stock options either be (a) assumed by the successor or survivor corporation or its parent or subsidiary or (b) substituted for by similar awards covering the stock of the successor or survivor corporation or its parent or subsidiary, with appropriate adjustments made to the awards.

Special Provisions for Initial Stock Option Granted to David J. Paterson.   In the event of a termination of employment or change in control of Verso, the treatment of the initial stock option for 650,000 shares of common stock granted to Mr. Paterson upon the commencement of his employment with us on May 14, 2012, differs from the treatment of the restricted stock and stock options subsequently granted to him and the restricted stock and stock options granted to our other named executive officers.

As a general rule, upon the termination of Mr. Paterson’s employment, any unvested portion of his initial stock option will cease vesting and be forfeited. However, if Mr. Paterson’s employment is terminated before the consummation of a change in control of Verso either by us without cause, by him for good reason, or due to his death or disability, then a prorated percentage of any unvested portion of the stock option will vest based on the number of completed quarters that have elapsed from the grant date or the most recent vesting date, as applicable, through the termination date. In addition, as a general rule, any vested portion of Mr. Paterson’s stock option may be exercised for three months after the termination of his employment. However, the exercise period will expire (a) on the termination date if his employment is terminated by us for cause, (b) six months after the termination date if his employment is terminated by us without cause, by him for good reason, or by reason of our non-extension of the term of his employment agreement, (c) one year after the termination date if his employment is terminated due to his death or disability, or (d) at the end of the original seven-year exercise period if his employment is terminated by reason of his retirement.

In the event of a change in control of Verso, any unvested portion of Mr. Paterson’s initial stock option will vest in full immediately before the occurrence of the change in control.

Deferral of Payment of Nonqualified Deferred Compensation due to Section 409A

Any compensation or benefit paid or payable to any of our named executive officers under his employment agreement (in the case of Mr. Paterson) or CNC agreement (in the case of Messrs. Fellows, Campbell, Mundy, Weinhold and Kesser), or under any policy, plan or program in which any of our named executive officers participates, that constitutes nonqualified deferred compensation as contemplated in Section 409A of the Internal Revenue Code (and not qualifying for any exception) will be delayed for a six-month period following the termination of the executive officer’s employment if he is deemed to be a “specified employee” within the meaning of Section 409A.

Estimated Payments in Connection with Termination of Employment or Change in Control

The first four tables in this section set forth the estimated amounts of the payments and benefits to which each of our currently serving named executive officers would have become entitled if his employment had terminated under the indicated circumstances on December 31, 2015. The fifth table in this section sets forth the estimated intrinsic values that our currently serving named executive officers would have received in the event of the termination of their employment under certain circumstances on December 31, 2015, in connection with a change in control of Verso. Due to a number of factors that affect the nature and amount of the payments and benefits provided upon these events, including the time during the year of any such event, the amount of any such payment or benefit actually provided may be different from that shown in the tables.

Termination Without Cause or Resignation for Good Reason

Name	Salary(1)	Bonus	Incentive Awards(2)	Termination Allowance(3)	Retirement and Insurance Benefits(4)	Accelerated Vesting of Equity Incentive Awards(5)	Total

David J. Paterson	$1,200,000	$—	$791,813	$123,077	$107,242	$303	$2,222,435
Lyle J. Fellows	810,000	—	—	450,000	523,735	160	1,783,895
Allen J. Campbell	765,000	—	—	32,692	479,826	67	1,277,585
Michael A. Weinhold	743,750	—	—	359,615	465,386	144	1,568,895
Peter H. Kesser	612,500	—	—	134,615	371,015	141	1,118,271

(1)

The amounts are determined by reference to the base salaries of our named executive officers as follows: Mr. Paterson – 1.5 times his base salary; Messrs. Fellows and Campbell – 180% of their respective base salaries; and Messrs. Weinhold and Kesser – 175% of their respective base salaries.

(2)

The amounts are determined by reference to the incentive awards paid and/or payable to our named executive officers under the VIP for each relevant year as follows: Mr. Paterson – 1.5 times his 2014 VIP award. If there had been a VIP for 2015, each of the named executive officers would have been entitled to receive such VIP award; however, as there was no VIP for 2015, no such VIP award is included in the termination payment.

(3)

The amount of the termination allowance is equal to two weeks of base salary for each full or partial year of applicable service, subject to a minimum of four weeks and a maximum of 52 weeks of base salary. Our named executive officers’ full and partial years of applicable service as of December 31, 2015, were as follows: Mr. Paterson – 4 years; Mr. Fellows – 35 years; Mr. Campbell – 1 year; Mr. Weinhold – 22 years; and Mr. Kesser – 10 years.

(4)

For Mr. Paterson, the amount is the sum of our SSRP contribution for 2015, the cost of continued medical and dental insurance coverage for him and his eligible dependents, and the cost of outplacement services. For each of Messrs. Fellows, Campbell, Weinhold and Kesser, the amount is the sum of our SSRP contribution for 2015, his lost retirement benefits, the cost of continued medical and dental insurance coverage for him and his eligible dependents (grossed up to cover income taxes), the cost of life insurance conversion and coverage (grossed up to cover income taxes), and the cost of outplacement services.

(5)

The amounts are the intrinsic value to the named executive officers resulting from the accelerated vesting of a prorated percentage of any unvested portion of their equity incentive awards based on the number of completed quarters that have elapsed from the grant date or the most recent vesting date, as applicable, through the termination date. The accelerated vesting of the equity incentive awards arises when, among other things, a named executive officer’s employment is terminated by us without cause. The intrinsic value is computed based on the $0.02 closing sale price per share of our common stock on OTC Pink on December 31, 2015.

Termination due to Death

Name	Salary(1)	Bonus	Incentive Awards(2)	Termination Allowance	Retirement and Insurance Benefits(3)	Accelerated Vesting of Equity Incentive Awards(4)	Total

David J. Paterson	$800,000	$—	$—	$—	$1,724,297	$303	$2,524,600
Lyle J. Fellows	810,000	—	—	—	1,330,286	160	2,140,446
Allen J. Campbell	765,000	—	—	—	1,227,842	67	1,992,909
Michael A. Weinhold	743,750	—	—	—	1,251,727	144	1,995,621
Peter H. Kesser	612,500	—	—	—	991,116	141	1,603,757

(1)

The amounts are determined by reference to the base salaries of our named executive officers as follows: Mr. Paterson – 100% of his base salary; Mr. Fellows and Campbell – 180% of their respective base salaries; and Messrs. Weinhold and Kesser – 175% of their respective base salaries.

(2)

If there had been a VIP for 2015, each of the named executive officers would have been entitled to receive such VIP award; however, as there was no VIP for 2015, no such VIP award is included in the termination payment.

(3)

For Mr. Paterson, the amount is the sum of our SSRP contribution for 2015, his special vacation pay, and his life insurance proceeds. For each of Messrs. Fellows, Campbell, Weinhold and Kesser, the amount is the sum of our SSRP contribution for 2015, his special vacation pay, his life insurance proceeds, his lost retirement benefits, and the cost of continued medical and dental insurance coverage for his eligible dependents (grossed up to cover income taxes).

(4)

The amounts are the intrinsic value to the named executive officers resulting from the accelerated vesting of a prorated percentage of any unvested portion of their equity incentive awards based on the number of completed quarters that have elapsed from the grant date or the most recent vesting date, as applicable, through the termination date. The accelerated vesting of the equity incentive awards arises when, among other things, a named executive officer’s employment is terminated upon his death. The intrinsic value is computed based on the $0.02 closing sale price per share of our common stock on OTC Pink on December 31, 2015.

Termination due to Disability

Name	Salary(1)	Bonus	Incentive Awards(2)	Termination Allowance	Retirement and Insurance Benefits(3)	Accelerated Vesting of Equity Incentive Awards(4)	Total

David J. Paterson	$ —	$—	$—	$—	$524,297	$303	$ 524,600
Lyle J. Fellows	810,000	—	—	—	968,735	160	1,778,895
Allen J. Campbell	765,000	—	—	—	924,826	67	1,689,893
Michael A. Weinhold	743,750	—	—	—	910,386	144	1,654,280
Peter H. Kesser	612,500	—	—	—	816,015	141	1,428,656

(1)

The amounts are determined by reference to the base salaries of our named executive officers as follows: Mr. Paterson – none; Mr. Fellows and Campbell – 180% of their respective base salaries; and Messrs. Weinhold and Kesser – 175% of their respective base salaries.

(2)

If there had been a VIP for 2015, each of the named executive officers would have been entitled to receive such VIP award; however, as there was no VIP for 2015, no such VIP award is included in the termination payment.

(3)

For Mr. Paterson, the amount is the sum of our SSRP contribution for 2015 and his disability benefits. For each of Messrs. Fellows, Campbell, Weinhold and Kesser, the amount is the sum of our SSRP contribution for 2015, his disability benefits, his lost retirement benefits, the cost of continued medical and dental insurance coverage for him and his eligible dependents (grossed up to cover income taxes), and the cost of life insurance conversion and coverage (grossed up to cover income taxes).

(4)

The amounts are the intrinsic value to the named executive officers resulting from the accelerated vesting of a prorated percentage of any unvested portion of their equity incentive awards based on the number of completed quarters that have elapsed from the grant date or the most recent vesting date, as applicable, through the termination date. The accelerated vesting of the equity incentive awards arises when, among other things, a named executive officer’s employment is terminated upon his disability. The intrinsic value is computed based on the $0.02 closing sale price per share of our common stock on OTC Pink on December 31, 2015.

Termination for Any Other Reason

Name	Salary(1)	Bonus	Incentive Awards(2)	Termination Allowance	Retirement and Insurance Benefits(3)	Accelerated Vesting of Equity Incentive Awards	Total

David J. Paterson	$ —	$—	$—	$—	$ 44,297	$—	$ 44,297
Lyle J. Fellows	810,000	—	—	—	488,735	—	1,298,735
Allen J. Campbell	765,000	—	—	—	444,826	—	1,209,826
Michael A. Weinhold	743,750	—	—	—	430,386	—	1,174,136
Peter H. Kesser	612,500	—	—	—	336,015	—	948,515

(1)

The amounts are determined by reference to the base salaries of our named executive officers as follows: Mr. Paterson – none; Mr. Fellows and Campbell – 180% of their respective base salaries; and Messrs. Weinhold and Kesser – 175% of their respective base salaries.

(2)

If there had been a VIP for 2015, each of the named executive officers would have been entitled to receive such VIP award; however, as there was no VIP for 2015, no such VIP award is included in the termination payment.

(3)

For Mr. Paterson, the amount is our SSRP contribution for 2015. For each of Messrs. Fellows, Campbell, Weinhold and Kesser, the amount is the sum of our SSRP contribution for 2015, his lost retirement benefits, the cost of continued medical and dental insurance coverage for him and his eligible dependents (grossed up to cover income taxes), and the cost of life insurance conversion and coverage (grossed up to cover income taxes). In addition, if Mr. Fellows had retired on December 31, 2015, he would have been entitled to receive special vacation pay under our vacation policy in the amount of $54,000, which is not reflected in the table.

Change in Control

Our named executive officers will not receive any benefit solely upon the occurrence of a change in control of Verso. If, in addition to a change in control of Verso, a named executive officer’s employment with us is terminated under certain circumstances, the vesting of any unvested portion of the equity incentive awards that we have granted to him may be affected. If the executive officer’s employment is terminated by us without cause upon the consummation of the change in control, then a prorated percentage of any unvested portion of his equity incentive awards will vest based on the number of completed quarters that have elapsed from the grant date or the most recent vesting date, as applicable, through the termination date. If the executive officer’s employment is terminated within six months after the consummation of the change in control either by us without cause or by him by reason of an involuntary termination (a concept similar to good reason), then any unvested portion of his equity incentive awards will vest in full.

The following table sets forth the intrinsic values arising from the accelerated vesting of our named executive officers’ equity incentive awards in the event of (a) the termination of their employment under the circumstances described above on December 31, 2015, following a change in control of Verso that occurred within the prior six months and (b) the termination of their employment under the circumstances described above and a change in control of Verso both occurring on December 31, 2015. The intrinsic value is computed based on the $0.02 closing sale price per share of our common stock on OTC Pink on December 31, 2015.

Name	Accelerated Vesting of Equity Incentive Awards
	Termination of Employment Under Certain Circumstances on December 31, 2015, with Change in Control of Verso Occurring
	Within Prior Six Months	December 31, 2015

David J. Paterson	$874	$303
Lyle J. Fellows	460	160
Allen J. Campbell	800	67
Michael A. Weinhold	416	144
Peter H. Kesser	406	141

Verso Director Compensation

Elements of Director Compensation

For 2015, Verso paid the following annual cash compensation to our nonemployee directors:

•	$55,000 to each director for serving on the board of directors;

•	$5,000 to the chair of our Audit Committee;

•	$5,000 to the chair of our Compensation Committee;

•	$2,000 to each director for each board of directors meeting attended in person or by telephone;

•	$1,000 to each committee member for each committee meeting attended in person or by telephone; and

•	reimbursement of reasonable, out-of-pocket expenses incurred to attend board of directors and committee meetings.

In addition, Verso granted to each nonemployee director an annual restricted stock award with a fair market value of $20,000 on the grant date and which vests in three equal annual installments.

Effective as of January 1, 2016, Verso revised the compensation arrangements for our nonemployee directors to be as follows:

•	$150,000 to each director for serving on the board of directors;

•	$10,000 to the chair of our Audit Committee;

•	$10,000 to the chair of our Compensation Committee; and

•	reimbursement of reasonable, out-of-pocket expenses incurred to attend board of directors and committee meetings.

Under the new compensation arrangement, the nonemployee directors will not be paid meeting fees and will not be granted equity incentive awards. Any incumbent nonemployee director may elect to continue to be compensated for his services as a director in accordance with the prior cash compensation arrangement, with the understanding that there will be no new equity incentive award for any director making such election. To date, four of Verso’s nonemployee directors – Scott M. Kleinman, Eric L. Press, Reed B. Rayman and David B. Sambur, each of whom is associated with Apollo Management VI, L.P., which manages funds that control Verso Paper Management LP, our largest stockholder – have made the election to remain being compensated under the prior cash compensation arrangement.

The compensation paid and provided to Mr. Paterson, who also is our President and Chief Executive Officer, is described in “Executive Compensation.” He is not entitled to receive any additional compensation for his service as a director of Verso or Verso Holdings.

2015 Director Compensation

The following table shows the compensation that Verso paid and provided to our nonemployee directors for their services in 2015.

Name	Cash Fees	Restricted Stock*	Total

Robert M. Amen	$81,000	$20,000	$101,000
Michael E. Ducey	91,000	20,000	111,000
Thomas Gutierrez	83,000	20,000	103,000
Scott M. Kleinman	80,000	20,000	100,000
David W. Oskin	84,000	20,000	104,000
Eric L. Press	79,000	20,000	99,000
L.H. Puckett, Jr.	79,000	20,000	99,000
Reed B. Rayman	83,000	20,000	103,000
David B. Sambur	83,000	20,000	103,000

*

On April 29, 2015, we granted to each nonemployee director an equity incentive award of 14,814 shares of restricted stock, which had an aggregate value of approximately $20,000 based on the $1.35 closing sale price per share of our common stock on the NYSE on the grant date.

Verso Holdings’ nonemployee directors are Mr. Rayman and Richard M. Cieri. Mr. Rayman did not receive in 2015, and will not receive thereafter, any additional compensation for serving as a director of Verso Holdings. Mr. Cieri was appointed a director of Verso Holdings on December 3, 2015. Verso Holdings agreed to pay Mr. Cieri a fee in cash of $35,000 per month for the first two months and $25,000 per month for each subsequent month as compensation for serving as a director of Verso Holdings. Mr. Cieri received a fee in cash of $32,742 for the portion of December 2015 during which he served as a director of Verso Holdings.

Outstanding Equity Incentive Awards at Fiscal Year-End

The following table provides information about the equity incentive awards held by Verso and Verso Holdings’ nonemployee directors as of December 31, 2015.

Name	Restricted Stock	Stock Options	Partnership Units*

Robert M. Amen	14,814
Richard M. Cieri
Michael E. Ducey	53,497
Thomas Gutierrez	53,497	15,200
Scott M. Kleinman	53,497		23,190
David W. Oskin	53,497
Eric L. Press	53,497	15,200
L.H. Puckett, Jr.	53,497
Reed B. Rayman	21,328
David B. Sambur	53,497		23,187

*

The units represent limited partner interests in Verso Paper Management LP, our largest stockholder, and may be exchanged for an equal number of shares of our common stock owned by Verso Paper Management LP.

Compensation Committee Interlocks and Insider Participation

None of our executive officers serves, or in the past has served, as a member of the board of directors or compensation committee of any entity that has one or more executive officers who serve on our board of directors or the Compensation Committee. No person who served as a member of our Compensation Committee during 2015 was, at any time in 2015, also a current or former officer or employee of Verso or Verso Holdings.

Compensation Committee Report

The members of the Compensation Committee have reviewed and discussed with Verso’s management the Compensation Discussion and Analysis set forth above. Based on such review and their discussions with management and such other matters as the Compensation Committee has deemed relevant and appropriate, the Compensation Committee recommended to the board of directors that the Compensation Discussion and Analysis be included in this Form 10-K/A.

The foregoing report is provided by the members of the Compensation Committee of the board of directors.

Scott M. Kleinman (Chair) Robert M. Amen Reed B. Rayman David B. Sambur

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Management and Certain Beneficial Owners

The following table provides information about the beneficial ownership of Verso’s common stock as of March 31, 2016, by each of its directors and named executive officers, all of its directors and executive officers as a group, and each person known to our management to be the beneficial owner of more than 5% of the outstanding shares of our common stock. As of March 31, 2016, there were 81,852,183 outstanding shares of our common stock.

Name of Beneficial Owner	Shares Beneficially Owned	Percentage of Shares Outstanding(1)

Directors and Named Executive Officers:
David J. Paterson(2,3,4)	1,132,696	1.4%
Lyle J. Fellows(2,3,4)	616,116	*
Allen J. Campbell(2,3)	40,000	*
Robert P. Mundy(2)	211,035	*
Michael A. Weinhold(2,3,4)	609,540	*
Peter H. Kesser(2,3,4,5)	603,252	*
Robert M. Amen(2,3)	18,387	*
Michael E. Ducey(2,3)	96,687	*
Thomas Gutierrez(2,3,4)	68,697	*
Scott M. Kleinman(2,3,6,7)	76,687	*
David W. Oskin(2,3)	76,687	*
Eric L. Press(2,3,4,7)	68,697	*
L.H. Puckett, Jr.(2,3)	234,685	*
Reed B. Rayman(2,3,7)	21,328	*
David B. Sambur(2,3,6,7)	76,684	*

All Directors and Executive Officers as a group (16 persons)(3,4,5,6,7)	4,333,696	5.1%

Other Stockholders:

Verso Paper Management LP(8)	36,123,998	44.1%

*	Less than 1% of the outstanding shares of Verso’s common stock.

(1)

“Beneficial ownership” is determined in accordance with Rule 13d-3 under the Exchange Act. The number and percentage of shares of common stock beneficially owned by each person listed in the table is determined based on the shares of common stock that such person beneficially owned as of March 31, 2016, or that such person has the right to acquire within 60 days thereafter. The number of outstanding shares used as the denominator in calculating the percentage ownership of each person is the sum of 81,852,183 shares of common stock (which is the number of shares of common stock outstanding as of March 31, 2016) and the number of shares of common stock that such person has the right to acquire as of March 31, 2016, or within 60 days thereafter. Each person has sole voting power and sole investment power over the shares of common stock that the person beneficially owns, unless otherwise indicated.

(2)

The address of Messrs. Paterson, Fellows, Campbell, Weinhold, Kesser, Amen, Ducey, Gutierrez, Oskin and Puckett is c/o Verso Corporation, 6775 Lenox Center Court, Suite 400, Memphis, Tennessee 38115-4436. The address of Messrs. Kleinman, Press, Rayman and Sambur is c/o Apollo Global Management, LLC, 9 West 57th Street, 43rd Floor, New York, New York 10019. The address of Mr. Mundy is 1955 West Field Court, Lake Forest, Illinois 60045.

(3)

The number of shares beneficially owned includes restricted shares of common stock granted to the following persons that are not vested as of March 31, 2016: Mr. Paterson – 32,022 shares; Mr. Fellows – 16,869 shares; Mr. Campbell – 40,000 shares; Mr. Weinhold – 15,257 shares; Mr. Kesser – 14,877 shares; Mr. Amen – 14,814 shares; Mr. Ducey – 19,157 shares; Mr. Gutierrez – 19,157 shares; Mr. Kleinman – 19,157 shares; Mr. Oskin – 19,157 shares; Mr. Press – 19,157 shares; Mr. Puckett – 19,157 shares; Mr. Rayman – 19,157 shares; Mr. Sambur – 19,157 shares; and all directors and executive officers as a group – 304,127 shares.

(4)

The number of shares beneficially owned includes shares of common stock that the following persons have the right to acquire as of March 31, 2016, or within 60 days thereafter by exercising stock options: Mr. Paterson – 1,071,127 shares; Mr. Fellows – 423,498 shares; Mr. Weinhold – 379,136 shares; Mr. Kesser – 323,749 shares; Mr. Gutierrez – 15,200 shares; Mr. Press – 15,200 shares; and all directors and executive officers as a group – 2,653,985 shares.

(5)	The number of shares beneficially owned by Mr. Kesser includes 7,400 shares of common stock owned by his wife.

(6)

The number of shares beneficially owned includes shares of common stock owned by Verso Paper Management LP, which the following persons, as limited partners of Verso Paper Management LP, have the right to acquire as of March 31, 2016, by exchanging units representing limited partner interests in Verso Paper Management LP: Mr. Kleinman – 23,190 shares; Mr. Sambur – 23,187 shares; and all directors and executive officers as a group – 46,377 shares.

(7)

Messrs. Kleinman, Press, Rayman and Sambur are associated with Apollo Management VI, L.P., and its affiliated investment managers. The number and percentage of shares shown does not include any shares beneficially owned by Apollo Management VI, L.P., or any of its affiliates, including shares held of record by Verso Paper Management LP. Messrs. Kleinman, Press, Rayman and Sambur expressly disclaim beneficial ownership of the shares owned by Verso Paper Management LP, except to the extent of any pecuniary interest therein.

(8)

All of the shares of common stock shown as beneficially owned by Verso Paper Management LP are held of record by Verso Paper Management LP. Verso Paper Investments LP is the general partner of Verso Paper Management LP. Verso Paper Investments Management LLC is the general partner of Verso Paper Investments LP. CMP Apollo LLC is the sole and managing member of Verso Paper Investments Management LLC. Apollo Management VI, L.P. (“Management VI”) is the sole and managing member of CMP Apollo LLC. AIF VI Management, LLC (“AIF VI LLC”) is the general partner of Management VI. Apollo Management, L.P. (“Apollo”) is the sole member and manager of AIF VI LLC. Apollo Management GP, LLC (“Apollo Management GP”) is the general partner of Apollo. Apollo Management Holdings, L.P. (“AMH”) is the sole member and manager of Apollo Management GP. Apollo Management Holdings GP, LLC (“AMH GP”) is the general partner of AMH. Leon Black, Joshua Harris and Marc Rowan are the managers, as well as executive officers, of AMH GP, and as such may be deemed to have voting and dispositive control of the shares of common stock held by Verso Paper Management LP. Verso Paper Investments LP, Verso Paper Investments Management LLC, CMP Apollo LLC, Management VI, AIF VI LLC, Apollo, Apollo Management GP, AMH, AMH GP and Messrs. Black, Harris and Rowan each disclaims beneficial ownership of the shares held by Verso Paper Management LP, except to the extent of any pecuniary interest therein. The address of Verso Paper Management LP, Verso Paper Investments LP, Verso Paper Investments Management LLC, CMP Apollo LLC, Management VI, AIF VI LLC, Apollo, Apollo Management GP, AMH, AMH GP, and Messrs. Black, Harris and Rowan is c/o Apollo Management VI, L.P., 9 West 57th Street, 43rd Floor, New York, New York 10019.

As of March 31, 2016, the sole member of Verso Holdings is Verso Paper Finance Holdings LLC, which is a wholly owned subsidiary of Verso Paper Financing Holdings One LLC, which, in turn, is a wholly owned subsidiary of Verso.

On January 26, 2016, Verso and substantially all of its direct and indirect subsidiaries (collectively, the “Debtors”) filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code (the “Chapter 11 Cases”) in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). The Chapter 11 cases have been consolidated for procedural purposes and are being administered jointly under the caption In re: Verso Corporation, et al., Case No. 16-10163.

On March 26, 2016, the Debtors filed a proposed joint plan of reorganization with the Bankruptcy Court, which subsequently has been amended on April 15, 2016, and April 27, 2016 (as amended, the “Plan”). A plan of reorganization sets forth the means for satisfying claims against and equity interests in a debtor. The consummation of a plan of reorganization is the principal objective of a Chapter 11 case. The provisions of the Plan, which are subject in all respects to the specific terms and definitions set forth in the Plan, include, but are not limited to, (a) the elimination of certain indebtedness of the Debtors and (b) the issuance of 100% of Verso’s equity to the Debtors’ existing creditors (subject to dilution by equity issued to our employees under a potential management incentive plan), which would result in a change of control of Verso. See “Business – Chapter 11 Bankruptcy Proceedings and Plan of Reorganization” of the Original Form 10-K for additional information regarding the Plan.

Item 13.   Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons

We have not conducted any reportable transaction with any related person since January 1, 2014.

Policy Relating to Related-Person Transactions

Verso’s board of directors’ policy, as set forth in the Audit Committee’s charter, is that all transactions with related persons, as contemplated in Item 404(a) of the SEC’s Regulation S-K, are subject to review and approval by the Audit Committee, regardless of the dollar amount of the transaction. Since January 1, 2014, no transaction between us and any related person has been reviewed or approved. Verso Holdings does not have a separate policy with respect to related-person transactions.

Director Independence

Verso’s board of directors has determined that nine of its ten directors – every director except Mr. Paterson – are independent. Verso Holdings’ board of directors has determined that two of its three directors – every director except Mr. Paterson – are independent. Each board of directors used the NYSE’s listing standards in determining the independence of its directors. In making the determination, the boards of directors affirmatively determined that each of these respective directors meets the objective criteria for independence set forth by the NYSE. In addition, Verso’s board of directors also determined that its audit committee members met the independence requirements imposed by the SEC for audit committee members which are incorporated into the NYSE’s listing standards. None of the independent directors of Verso or Verso Holdings has any relationship, direct or indirect, to us other than as stockholders of Verso or through their service as our directors.

PART IV

Item 15.   Exhibits, Financial Statements and Financial Statement Schedules.

Financial Statements

All financial statements of the Registrant are included in the Original Form 10-K.

Financial Statement Schedules

All financial statement schedules are omitted because the required information is not applicable, or because the information required is included in the consolidated financial statements and notes thereto included in the Original Form 10-K.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, each of the registrants has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:   April 29, 2016

VERSO CORPORATION

By:	/s/ David J. Paterson
David J. Paterson
President and Chief Executive Officer

VERSO PAPER HOLDINGS LLC

By:	/s/ David J. Paterson
David J. Paterson
President and Chief Executive Officer