Form 10-Q
period 2016-03-31
Verso Corp; Verso Paper Holdings LLC
filed 2016-05-23
CIK 1421182, 1395864

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________
FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016

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

As of May 16, 2016, Verso Corporation had 81,822,507 outstanding shares of common stock, par value $0.01 per share, and Verso Paper Holdings LLC had one outstanding limited liability company interest.

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

On January 26, 2016, Verso announced that Verso and substantially all of its direct and indirect subsidiaries, including Verso Holdings, or collectively referred to herein as the “Debtors,” filed voluntary petitions for relief under Chapter 11 of Title 11 of the United States Code, or the “Bankruptcy Code,” in the United States Bankruptcy Court for the District of Delaware, or the “Bankruptcy Court.” Our board of directors authorized the filing of the Chapter 11 cases to facilitate a debt restructuring necessary to strengthen the company’s balance sheet and to position Verso for long-term success. On March 26, 2016, the Debtors filed a proposed joint plan of reorganization with the Bankruptcy Court. We refer to the plan of reorganization, as amended, as the “Plan.” In addition to approval by the Bankruptcy Court, the Plan is subject to certain conditions that must be satisfied prior to its implementation. Although we believe that the Plan will satisfy all requirements for confirmation under the Bankruptcy Code, there can be no assurance that the Plan will be approved by the Bankruptcy Court or that the conditions precedent to its implementation will be satisfied or when, if ever, such confirmation and satisfaction will occur (see Note 2).

Forward-Looking Statements

In this quarterly report, all statements that are not purely historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or “Securities Act,” and Section 21E of the Securities Exchange Act of 1934, as amended, or “Exchange Act.”  Forward-looking statements may be identified by the words “believe,” “expect,” “anticipate,” “project,” “plan,” “estimate,” “intend” and other similar expressions. They include, for example, statements relating to our business and operating outlook; assessment of market conditions; and the growth potential of the industry in which we operate. Forward-looking statements are based on currently available business, economic, financial and other information and reflect management’s current beliefs, expectations and views with respect to future developments and their potential effects on us.  Actual results could vary materially depending on risks and uncertainties that may affect us and our business.  The following factors, among others, could cause actual results to differ from those set forth in the forward-looking statements: the impact of our bankruptcy filings and the related Chapter 11 bankruptcy process on our business, financial condition or results of operations; intense competition in the paper manufacturing industry; changes in the costs of raw materials and purchased energy; developments in alternative media, which are expected to adversely affect the demand for some of our key products, and the effectiveness of our responses to these developments; rising postal costs; any additional closure and other restructuring costs; negative publicity, even if unjustified; any failure to comply with environmental or other laws or regulations, even if inadvertent; legal proceedings or disputes; any labor disputes; and the potential risks and uncertainties described in Part I, Item 1A, “Risk Factors” of Form 10-K for the fiscal year ended December 31, 2015. For a discussion of the risks and uncertainties affecting us and our business, please refer to the risks and uncertainties identified in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other sections of this quarterly report as well as those discussed in Verso’s and Verso Holdings’ other filings with the Securities and Exchange Commission.  We assume no obligation to update any forward-looking statement made in this quarterly report to reflect subsequent events or circumstances or actual outcomes.

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	VERSO		VERSO HOLDINGS
	(A DEBTOR-IN-POSSESSION)		(A DEBTOR-IN-POSSESSION)
	December 31,	March 31,	December 31,	March 31,
(Dollars in millions)	2015	2016	2015	2016
ASSETS
Current assets:
Cash and cash equivalents	$4	$40	$4	$40
Accounts receivable, net	226	217	226	217
Inventories	484	485	484	485
Assets held for sale	5	—	5	—
Prepaid expenses and other assets	32	31	32	31
Total current assets	751	773	751	773
Property, plant, and equipment, net	1,857	1,694	1,857	1,694
Intangibles and other assets, net	102	92	125	116
Total assets	$2,710	$2,559	$2,733	$2,583
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$113	$88	$113	$88
Accrued liabilities	267	156	267	156
Current maturities of long-term debt	2,879	420	2,879	420
Total current liabilities	3,259	664	3,259	664
Long-term debt	—	—	23	23
Other liabilities	634	622	630	619
Liabilities subject to compromise	—	2,544	—	2,544
Total liabilities	3,893	3,830	3,912	3,850
Commitments and contingencies (Note 12)	—	—	—	—
Equity:
Preferred stock -- par value $0.01 (20,000,000 shares authorized, no shares issued)	—	—	n/a	n/a
Common stock -- par value $0.01 (250,000,000 shares authorized with 82,115,543 shares issued and 81,874,254 outstanding on December 31, 2015 and with 82,115,543 shares issued and 81,852,183 outstanding on March 31, 2016)	1	1	n/a	n/a
Treasury stock -- at cost (241,289 shares on December 31, 2015 and 263,360 shares on March 31, 2016)	(1)	(1)	n/a	n/a
Paid-in-capital	321	321	332	332
Retained deficit	(1,402)	(1,490)	(1,409)	(1,497)
Accumulated other comprehensive loss	(102)	(102)	(102)	(102)
Total deficit	(1,183)	(1,271)	(1,179)	(1,267)
Total liabilities and equity	$2,710	$2,559	$2,733	$2,583
See notes to Unaudited Condensed Consolidated Financial Statements.

VERSO CORPORATION
(A DEBTOR-IN-POSSESSION)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,
(Dollars in millions, except per share amounts)	2015	2016
Net sales	$806	$690
Costs and expenses:
Cost of products sold (exclusive of depreciation, amortization and depletion)	728	618
Depreciation, amortization and depletion	57	48
Selling, general and administrative expenses	55	47
Restructuring charges	22	144
Other operating income	—	(57)
Operating loss	(56)	(110)
Interest expense	66	26
Reorganization items, net	—	(48)
Loss before income taxes	(122)	(88)
Income tax benefit	—	—
Net loss	$(122)	$(88)
Loss per common share:
Basic	$(1.53)	$(1.07)
Diluted	(1.53)	(1.07)
Weighted average common shares outstanding (in thousands)
Basic	79,670	81,869
Diluted	79,670	81,869
See notes to Unaudited Condensed Consolidated Financial Statements.

VERSO CORPORATION
(A DEBTOR-IN-POSSESSION)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended
	March 31,
(Dollars in millions)	2015	2016
Net loss	$(122)	$(88)
Defined benefit pension plan amortization of net loss and prior service cost	—	—
Other comprehensive income	—	—
Comprehensive loss	$(122)	$(88)
See notes to Unaudited Condensed Consolidated Financial Statements.

VERSO PAPER HOLDINGS LLC
(A DEBTOR-IN-POSSESSION)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,
(Dollars in millions)	2015	2016
Net sales	$806	$690
Costs and expenses:
Cost of products sold (exclusive of depreciation, amortization, and depletion)	728	618
Depreciation, amortization and depletion	57	48
Selling, general and administrative expenses	55	47
Restructuring charges	22	144
Other operating income	—	(57)
Operating loss	(56)	(110)
Interest expense	66	26
Reorganization items, net	—	(48)
Loss before income taxes	$(122)	$(88)
Income tax benefit	—	—
Net loss	$(122)	$(88)
See notes to Unaudited Condensed Consolidated Financial Statements.

VERSO PAPER HOLDINGS LLC
(A DEBTOR-IN-POSSESSION)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended
	March 31,
(Dollars in millions)	2015	2016
Net loss	$(122)	$(88)
Defined benefit pension plan amortization of net loss and prior service cost	—	—
Other comprehensive income	—	—
Comprehensive loss	$(122)	$(88)
See notes to Unaudited Condensed Consolidated Financial Statements.

VERSO CORPORATION
(A DEBTOR-IN-POSSESSION)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2016
							Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity (Deficit)
	Common Shares	Common Stock	Treasury Shares	Treasury Stock	Paid-in-Capital	Retained Deficit
(Dollars in millions, shares in thousands)
Balance - December 31, 2014	53,435	$1	(98)	$—	$222	$(980)	$(27)	$(784)
Net loss	—	—	—	—	—	(122)	—	(122)
Treasury shares acquired	—	—	(111)	(1)	—	—	—	(1)
Stock option exercise	14	—	—	—	—	—	—	—
Stock issued for NewPage acquisition	13,607	—	—	—	46	—	—	46
Stock issued for convertible warrants	14,702	—	—	—	50	—	—	50
Equity award expense	—	—	—	—	1	—	—	1
Balance - March 31, 2015	81,758	$1	(209)	$(1)	$319	$(1,102)	$(27)	$(810)

Balance - December 31, 2015	82,115	$1	(241)	$(1)	$321	$(1,402)	$(102)	$(1,183)
Net loss	—	—	—	—	—	(88)	—	(88)
Treasury shares acquired	—	—	(22)	—	—	—	—	—
Balance - March 31, 2016	82,115	$1	(263)	$(1)	$321	$(1,490)	$(102)	$(1,271)
See notes to Unaudited Condensed Consolidated Financial Statements.

VERSO PAPER HOLDINGS LLC
(A DEBTOR-IN-POSSESSION)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN MEMBER’S EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2016
			Accumulated Other Comprehensive Income (Loss)	Total Member’s Equity (Deficit)

	Paid-in-Capital	Retained Deficit
(Dollars in millions)
Balance - December 31, 2014	$234	$(987)	$(27)	$(780)
Contribution from parent	95	—	—	95
Net loss	—	(122)	—	(122)
Equity award expense	1	—	—	1
Balance - March 31, 2015	$330	$(1,109)	$(27)	$(806)

Balance - December 31, 2015	$332	$(1,409)	$(102)	$(1,179)
Net loss	—	(88)	—	(88)
Balance - March 31, 2016	$332	$(1,497)	$(102)	$(1,267)
See notes to Unaudited Condensed Consolidated Financial Statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	VERSO		VERSO HOLDINGS
	(A DEBTOR-IN-POSSESSION)		(A DEBTOR-IN-POSSESSION)
	Three Months Ended		Three Months Ended
	March 31,		March 31,
(Dollars in millions)	2015	2016	2015	2016
Net cash (used in) provided by operating activities	$(204)	$64	$(204)	$64
Cash Flows From Investing Activities:
Proceeds from sale of assets	51	63	51	63
Transfers from (to) restricted cash, net	2	(3)	2	(3)
Capital expenditures	(9)	(11)	(9)	(11)
Cash acquired in acquisition	128	—	128	—
Other investing activities	(5)	—	(5)	—
Net cash provided by investing activities	167	49	167	49
Cash Flows From Financing Activities:
Borrowings on revolving credit facilities	317	147	317	147
Payments on revolving credit facilities	(272)	(446)	(272)	(446)
Borrowings on debtor-in-possession revolving credit facilities	—	204	—	204
Payments on debtor-in-possession revolving credit facilities	—	(136)	—	(136)
Proceeds from debtor-in-possession Term Loan	—	175	—	175
Debt issuance costs	—	(21)	—	(21)
Net cash provided by (used in) financing activities	45	(77)	45	(77)
Change in cash and cash equivalents	8	36	8	36
Cash and cash equivalents at beginning of period	6	4	6	4
Cash and cash equivalents at end of period	$14	$40	$14	$40
Noncash investing and financing activities:
Notes issued for NewPage acquisition	$663		$663
Stock issued for NewPage acquisition	46		46
Stock issued for convertible warrants	50		50
Conversion of accrued interest to long-term debt	19		19
Reduction in debt for debt modification	(5)	(1)	(5)	(1)
Increase in debt from paid in kind (PIK) interest	1	2	1	2
See notes to Unaudited Condensed Consolidated Financial Statements.

VERSO CORPORATION AND VERSO PAPER HOLDINGS LLC (DEBTORS-IN-POSSESSION)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2015 AND MARCH 31, 2016, AND FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2015 AND 2016

1.  BACKGROUND AND BASIS OF PRESENTATION

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

We operate in the following two market segments: paper and pulp (see Note 13).  Our core business platform is as a producer of coated freesheet and coated groundwood papers.  Our products are used primarily in media and marketing applications, including catalogs, magazines, and commercial printing applications such as high-end advertising brochures, annual reports, and direct-mail advertising.

Basis of Presentation — This report contains the Unaudited Condensed Consolidated Financial Statements of Verso and Verso Holdings as of March 31, 2016, and for the three-month periods ended March 31, 2016 and 2015. The December 31, 2015, Unaudited Condensed Consolidated Balance Sheet data was derived from audited financial statements but it does not include all disclosures required annually by accounting principles generally accepted in the United States of America, or “GAAP.”  In the opinion of Management, the accompanying Unaudited Condensed Consolidated Financial Statements include all adjustments that are necessary for the fair presentation of Verso’s and Verso Holdings’ respective financial conditions, results of operations, and cash flows for the interim periods presented.  Except as disclosed in the notes to the Unaudited Condensed Consolidated Financial Statements, such adjustments are of a normal, recurring nature.  Variable interest entities for which Verso or Verso Holdings is the primary beneficiary are consolidated.  Intercompany balances and transactions are eliminated in consolidation.  The results of operations and cash flows for the interim periods presented may not necessarily be indicative of full-year results.  It is suggested that these financial statements be read in conjunction with the audited consolidated financial statements and notes thereto of Verso and Verso Holdings contained in their respective Annual Reports on Form 10-K for the fiscal year ended December 31, 2015.

Going Concern — Our recent financial results have included several years of operating losses, cash flows used in operations, stockholders’ deficit, and negative working capital. We are a highly leveraged company, with $2.3 billion in borrowings outstanding under certain financing arrangements which are classified as Liabilities subject to compromise as of March 31, 2016 (see Note 2). Also as of March 31, 2016, we had $52 million available for future borrowings under the Verso Superpriority Secured Debtor-in-Possession Credit Agreement and $169 million available for future borrowings under the NewPage Superpriority Senior Debtor-in-Possession Asset-Based Revolving Credit Agreement (see Note 7).

Our negative cash flows from operations caused an inability to support our significant interest payments and debt maturities and a need to refinance and/or extend the maturities of our outstanding debt. On January 26, 2016, Verso and substantially all of its direct and indirect subsidiaries filed voluntary petitions for relief under the Bankruptcy Code in Bankruptcy Court (see Note 2). The Chapter 11 Filings (as defined in Note 2) constituted an event of default and automatic acceleration under the agreements governing all of our debt (excluding the $23 million loan from Verso Finance Holdings to Chase NMTC Verso Investment Fund). Our restructuring is expected to occur through a court-supervised Chapter 11 bankruptcy proceeding. While we have reached a restructuring support agreement with our creditors holding at least a majority in principal amount of substantially all tranches of our funded debt, the implementation of the terms of such agreement through the Plan is subject to court approval and is subject to implementation risks as described in Note 2.

The accompanying Unaudited Consolidated Financial Statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should we be unable to continue as a going concern. Based on the factors discussed above, we have substantial doubt about our ability to continue as a going concern (see Note 2).

2. BANKRUPTCY RELATED DISCLOSURES
Chapter 11 Filing
On January 26, 2016, or the “Petition Date,” we and substantially all of our direct and indirect subsidiaries, collectively, the “Debtors,” filed voluntary petitions for relief, or the “Chapter 11 Filings,” under Chapter 11 of Title 11 of the United States Code, or the “Bankruptcy Code,” in the United States Bankruptcy Court for the District of Delaware, the “Bankruptcy Court.” The Chapter 11 Filings constituted an event of default and automatic acceleration under the agreements governing all of our debt (excluding the $23 million loan from Verso Finance Holdings to Chase NMTC Verso Investment Fund). The chapter 11 cases, or the “Chapter 11 Cases,” have been consolidated for procedural purposes only and are being administered jointly under the caption “In re: Verso Corporation, et al., Case No. 16-10163.” During the pendency of the Chapter 11 Cases, we will continue to manage our properties and operate our businesses as a “debtor-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.
Restructuring Support Agreement
In connection with the Chapter 11 Cases, on January 26, 2016, Verso entered into a Restructuring Support Agreement, or “RSA,” with creditors who collectively hold at least a majority in principal amount of substantially all tranches of Verso’s outstanding debt, or the “Consenting Creditors.” The RSA contemplates the implementation of a restructuring through a conversion of approximately $2.3 billion of our outstanding debt into equity (as provided in the Plan, as defined below). The RSA incorporates the economic terms agreed to by the parties reflected in a term sheet within the RSA. The restructuring transactions are to be effectuated through the Plan. The implementation of the terms of the RSA through the Plan is subject to approval by the Bankruptcy Court and entry into the Exit Credit Agreements, among other conditions. No assurance can be given that the transactions described therein will be consummated.
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

•	the failure to achieve any of the Milestones;

•	a material breach of the RSA by Consenting Creditors; or

•
certain actions by the Bankruptcy Court, including preventing the consummation of the Plan, dismissing the Chapter 11 Cases, and converting the Chapter 11 Cases into a case under chapter 7 of the Bankruptcy Code.

The Consenting Creditors have similar termination rights that may, as a general matter, be exercised by a super-majority of each of the Consenting Creditors holding Verso debt and the Consenting Creditors holding NewPage debt. Additionally, the Consenting Creditors may terminate the RSA upon any acceleration, termination, maturity or refinancing of the Verso DIP Facility or either of the NewPage DIP Facilities (see Note 7) or if certain uses of proceeds as required under the Bankruptcy Court orders regarding such facilities are not completed within specified times.

Proposed Plan of Reorganization
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
The terms of the Plan, which are subject in all respects to the specific terms and definitions set forth in the Plan, include, but are not limited to, the elimination of much of our outstanding indebtedness and to the issuance of 100% of Verso’s equity (subject to dilution by warrants issued to certain creditors described below, or “Plan Warrants,” and equity issued to our employees under a potential management incentive plan) to our existing creditors in exchange for elimination of such indebtedness. Specifically, holders of first-lien secured debt issued by Verso Holdings, including lenders under Verso Holdings’ revolving credit facilities and the holders of Verso Holdings’ 11.75% senior secured notes due 2019 (issued in 2012 and 2015), will receive 50% of Verso’s equity (plus the Plan Warrants), and lenders under the NewPage Corp senior secured term loan and the $175 million of “rolled up” term loans under the NewPage DIP Term Loan Facility, collectively, will receive 47% of Verso’s equity. Holders of Verso Holdings’ other funded debt will receive the remaining 3% of Verso’s equity. The Plan also provides for the payment in full in cash of claims under the Verso DIP Facility, claims under the NewPage DIP ABL Facility, claims relating to the $175 million of new money term loans under the NewPage DIP Term Loan Facility, and claims entitled to administrative expense or priority status under the Bankruptcy Code (in each case, except to the extent that holders of such claims agree to less favorable treatment). Holders of general unsecured claims will receive their pro rata share of $3 million in cash (except with respect to general unsecured claims against Debtors that have only de minimis assets, which will receive no distributions under the Plan). In addition, the shared services agreement between Verso, NewPage and NewPage Corp will be terminated under the terms of the Plan.
The Plan also provides that we will enter into an asset-based loan facility, or the “Exit ABL Facility,” and a term loan facility, or the “Exit Term Loan Facility,” upon our emergence from the Chapter 11 process. We refer to the two facilities collectively as the “Exit Credit Agreements.” The Exit Credit Agreements will provide exit financing in an amount sufficient to repay in full all amounts outstanding under the Verso DIP Facility, NewPage DIP ABL Facility, and the $175 million of new money term loans under the NewPage DIP Term Loan Facility. We have not negotiated the Exit Credit Agreements yet and have not yet received any binding commitments with respect to the financing contemplated thereby. Therefore, we can provide no assurances that we will be able to enter into the Exit Credit Agreements.
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
Financial Reporting Under Reorganization
The Unaudited Condensed Financial Statements have been prepared to reflect the application of Financial Accounting Standards Board, or “FASB”Accounting Standards Codification, or “ASC” 852, Reorganizations, which is a critical accounting policy. During the pendency of the Chapter 11 Cases, expenses, gains and losses directly associated with reorganization proceedings are reported as Reorganization items, net in the accompanying Unaudited Consolidated Statement of Operations. In addition, liabilities subject to compromise in the Chapter 11 proceedings are distinguished from liabilities of non-filing entities, fully secured liabilities not expected to be compromised and from post-petition liabilities in the accompanying Unaudited Consolidated Statement of Financial Position as of March 31, 2016. Where there is uncertainty about whether a secured claim will be paid or impaired under the Chapter 11 proceedings, we have classified the entire amount of the claim as a liability subject to compromise. The amount of liabilities subject to compromise represents our estimate, where an estimate is determinable, of known or potential pre-petition claims to be addressed in connection with the bankruptcy proceedings. Such liabilities are reported at our current estimate, where an estimate is determinable, of the allowed claim amounts, even though the claims may be settled for different amounts. These claims remain subject to future adjustments, which may result from: negotiations; actions of the Bankruptcy Court; disputed claims; rejection of contracts and unexpired leases; the determination as to the value of any collateral securing claims; proofs of claims; or other events.
Effective as of the Petition Date we ceased recording interest expense on outstanding pre-petition debt classified as liabilities subject to compromise. Contractual interest expense represents amounts due under the contractual terms of outstanding pre-petition debt classified as liabilities subject to compromise. Contractual interest is reported below.

Liabilities subject to compromise

The amounts classified as liabilities subject to compromise, or “LSTC,” reflect the company's estimate of pre-petition liabilities and other expected allowed claims to be addressed in the Chapter 11 Cases and may be subject to future adjustment as the Chapter 11 Cases proceed. Debt amounts exclude related unamortized deferred financing costs, discounts/premiums, and deferred gains which were written off to Reorganization items, net, in the accompanying Unaudited Condensed Consolidated Statement of Operations for the three months ended March 31, 2016. Amounts classified to LSTC do not include pre-petition liabilities that are fully collateralized by letters of credit or cash deposits. The following table presents LSTC as reported in the Unaudited Condensed Consolidated Balance Sheet at March 31, 2016:

March 31,
(Dollars in millions)	2016
Debt (see following table)	$2,324
Accrued interest on debt	126
Trade accounts payable and accrued liabilities	94
Total liabilities subject to compromise	$2,544

Pre-Petition Debt Reported as Liabilities Subject to Compromise

		March 31, 2016
	Original	Interest		Fair
(Dollars in millions)	Maturity	Rate	Balance	Value
Verso Holdings
Revolving Credit Facilities	5/4/2017	7.25%	$50	$50
11.75% Senior Secured Notes - 2012	1/15/2019	11.75%	418	46
11.75% Senior Secured Notes - 2015	1/15/2019	11.75%	645	84
11.75% Secured Notes - 1.5 Lien Notes	1/15/2019	11.75%	272	13
13% Second Priority Senior Secured Notes	8/1/2020	13.00%	181	3
16% Senior Subordinated Notes	8/1/2020	16.00%	65	1
8.75% Second Priority Senior Secured Notes	2/1/2019	8.75%	97	1
11.38% Senior Subordinated Notes	8/1/2016	11.38%	40	—
NewPage Corp
Floating Rate Senior Secured Term Loan	2/11/2021	9.50%	556	136
Debt reported as liabilities subject to compromise			$2,324	$334

We determine the fair value of our debt based on market information and a review of prices and terms available for similar obligations.  Our debt is classified as Level 2 within the fair value hierarchy (see Note 4).

Contractual Interest — Effective January 26, 2016, we discontinued recording interest expense on outstanding pre-petition debt classified as LSTC. The table below shows contractual interest amounts for debt classified as LSTC calculated in accordance with the respective agreements without giving effect to any penalties as a result of the default on such agreements, which are amounts due under the contractual terms of the outstanding debt. Interest expense reported in the condensed statements of consolidated income (loss) for the post-petition period ended March 31, 2016 does not include $48 million in contractual interest on pre-petition debt classified as LSTC, which has been stayed by the Bankruptcy Court effective on the Petition Date.

Three Months Ended
(Dollars in millions)	March 31, 2016
Verso Holdings	$38
NewPage Corp	10
Total contractual interest	$48

Reorganization items, net

Expenses and income directly associated with the Chapter 11 Cases are reported separately in the Unaudited Condensed Consolidated Balance Sheet as Reorganization items, net as required by ASC 852, Reorganizations. Reorganization items, net include adjustments to reflect the carrying value of LSTC at their estimated allowed claim amounts, as such adjustments are determined. The following table presents reorganization items incurred in the three months ended March 31, 2016, as reported in the accompanying Unaudited Condensed Consolidated Statement of Operations:

Three Months Ended
(Dollars in millions)	March 31, 2016
Professional fees	$17
DIP financing cost	21
Write-off of unamortized deferred financing costs, discounts/premiums, and deferred gains(1)	(81)
Other	(5)
Total reorganization items, net	$(48)
(1) Includes $116 million of reorganization gain for the difference between the petition date carrying value of certain Verso notes previously recorded as a troubled debt restructuring and their par value (estimated allowed claim) for such debt.

Pre-Petition Claims

Holders of the substantial majority of pre-petition claims were required to file proofs of claims by the bar date established by the Bankruptcy Court. A bar date is the date by which certain claims against the Debtors must be filed if the claimants wish to receive any distribution in the Chapter 11 cases. The Bankruptcy Court established a bar date of April 29, 2016 for the substantial majority of claims. The government bar date is as of July 25, 2016.
As of May 19, 2016, we have received 3,643 filed claims. The filed claims aggregate to approximately $19.2 billion. We are in the process of reconciling these claims to the amounts listed in our schedules of assets and liabilities, which includes communication with claimants to acquire additional information required for reconciliation. As of May 19, 2016, 504 of those claims have been withdrawn, identified as duplicative or flagged to be expunged. To the extent claims are reconciled and settled/resolved, we have recorded them at the expected allowed amount. Certain claims filed or reflected in our schedules of assets and liabilities will be resolved on the effective date of the Plan of Reorganization, including certain claims filed by holders of funded debt and contract counterparties. Claims that remain unresolved and unreconciled through the filing of this report have been estimated based upon management’s best estimate of the likely claim amounts that the Bankruptcy Court will ultimately allow.
In late May 2016 or early June 2016, we will began the process to request the Bankruptcy Court to disallow claims that we believe are duplicative, have been later amended or superseded, are without merit, are overstated, or should be disallowed for other reasons. Given the substantial number of claims filed, the claims resolution process will take considerable time to complete. Differences between liability amounts recorded by the Debtors as liabilities subject to compromise and claims filed by creditors will be investigated, and, if necessary, the Bankruptcy Court will make a final determination of the allowable claim. Differences between those final allowed claims and the liabilities recorded in the consolidated balance sheets will be recognized as reorganization items in our statements of consolidated income (loss) as they are resolved. The determination of how liabilities will ultimately be resolved cannot be made until a plan of reorganization or a court approved order related to settlement of specific liabilities becomes effective. Accordingly, the ultimate amount or resolution of such liabilities is not determinable at this time. The resolution of such claims could result in material adjustments to our financial statements.
Executory Contracts and Unexpired Leases

Under the Bankruptcy Code, we have the right to assume, assume and assign, or reject certain executory contracts and unexpired leases, subject to the approval of the Bankruptcy Court and certain other conditions. Generally, the assumption of an executory contract or unexpired lease requires a debtor to satisfy pre-petition obligations under contracts, which may include payment of pre-petition liabilities in whole or in part. Rejection of an executory contract or unexpired lease is typically treated as a breach occurring as of the moment immediately preceding the Chapter 11 filing. Subject to certain exceptions, this rejection relieves the debtor from performing its future obligations under the contract but entitles the counterparty to assert a pre-petition general unsecured claim for damages. Parties to executory contracts or unexpired leases rejected by a debtor may file proofs of claims against that debtor’s estate for rejection damages.

Since the Petition Date, we have renegotiated or rejected a limited number of executory contracts and unexpired leases. For the quarter ended March 31, 2016, there have been no contract claim or assumption adjustments recorded within reorganization items as a result of this activity.
3.  RECENT ACCOUNTING DEVELOPMENTS

Accounting Guidance Adopted in 2016

ASC Topic 323, Investments – Equity Method and Joint Ventures. In March 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-07, Investments - Equity Method and Joint Ventures: Simplifying the Transition to the Equity Method of Accounting, changes the requirements for equity method accounting when an investment qualifies for use of the equity method as a result of an increase in the investor’s ownership interest in or degree of influence over an investee.  The guidance (i) eliminates the need to retroactively apply the equity method of accounting upon qualifying for such treatment, (ii) requires that the cost of acquiring the additional interest in an investee be added to the basis of the previously held interest and (iii) requires that unrealized holding gains or losses for available-for-sale equity securities that qualify for the equity method of accounting be recognized in earnings at the date the investment becomes qualified for use of the equity method of accounting. The Company adopted this guidance on January 1, 2016 on a prospective basis and it did not impact our Unaudited Condensed Consolidated Financial Statements.

ASC Topic 810, Consolidation. In February 2015, the FASB issued ASU 2015-02, Consolidation, which amends the requirements for consolidation and significantly changes the consolidation analysis required. This ASU is effective for annual reporting periods beginning after December 15, 2015, and interim periods within those years. The Company adopted this guidance on January 1, 2016 on a prospective basis and it did not impact our Unaudited Condensed Consolidated Financial Statements.

ASC Topic 805, Business Combinations. In September 2015, the FASB issued ASU 2015-16, Simplifying the Accounting for Measurement-Period Adjustments. This guidance eliminates the requirement for an acquirer in a business combination to account for measurement-period adjustments retrospectively. The acquirer must record, in the same period's financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. This guidance is effective for fiscal years beginning after December 15, 2015, and early adoption is permitted. The Company adopted this guidance on January 1, 2016 on a prospective basis and it did not impact our Unaudited Condensed Consolidated Financial Statements.

Accounting Guidance Not Yet Adopted

ASC Topic 606, Revenue from Contracts with Customers. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606). It amends the principal-versus-agent implementation guidance and illustrations in the ASU 2014-09. It clarifies that an entity should determine whether it is a principal or an agent for each specified good or service promised in a contract with a customer. Thus, in a contract involving more than one specified good or service, the entity could be a principal for some specified goods or services and an agent for others. This ASU has the same effective date as the ASU 2015-14.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. This guidance will replace all current GAAP guidance on this topic and eliminate all industry-specific guidance. The new revenue recognition standard provides a unified model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. This guidance was effective for periods beginning after December 15, 2016 and can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption; however, in August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date, which defers the effective date to annual reporting periods beginning after December 15, 2017. We are currently evaluating the timing of adoption and the potential impact of this standard on our Unaudited Condensed Consolidated Financial Statements.

ASC Topic 205, Presentation of Financial Statements-Going Concern. In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. This ASU provides guidance on determining when and how to disclose going concern uncertainties in the financial statements. This guidance is effective for annual periods ending after December 15, 2016, and interim periods thereafter. We are currently evaluating the timing of adoption and the potential impact of this standard on our Unaudited Condensed Consolidated Financial Statements.

ASC Topic 330, Inventory. In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory. This ASU provides that entities should measure inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business less reasonably predictable costs of completion, disposal and transportation. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method. This ASU is effective for annual reporting periods beginning after December 15, 2016, and interim periods within those years. Early adoption is permitted. We are currently evaluating the timing of adoption and the potential impact of this standard on our Unaudited Condensed Consolidated Financial Statements.
ASC Topic 825, Financial Instruments. In January 2016, the FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities. Under this standard, all equity investments except those accounted for under the equity method are required to be measured at fair value. Equity investments that do not have a readily determinable fair value may, as a practical expedient, be measured at cost, adjusted for changes in observable prices minus impairment. This standard is effective for our interim and annual periods beginning January 1, 2018. This standard must be applied using a cumulative-effect adjustment in net income to the beginning of the fiscal year of adoption, except for equity investments without a readily determinable fair value, which are to be applied prospectively to equity investments as of the adoption date. We are currently evaluating the timing of adoption and the potential impact of this standard on our Unaudited Condensed Consolidated Financial Statements.
ASC Topic 842, Leases. In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). This standard requires all leases that have a term of over 12 months to be recognized on the balance sheet with the liability for lease payments and the corresponding right-of-use asset initially measured at the present value of amounts expected to be paid over the term. Recognition of the costs of these leases on the income statement will be dependent upon their classification as either an operating or a financing lease. Costs of an operating lease will continue to be recognized as a single operating expense on a straight-line basis over the lease term. Costs for a financing lease will be disaggregated and recognized as both an operating expense (for the amortization of the right-of-use asset) and interest expense (for interest on the lease liability). This standard will be effective for our interim and annual periods beginning January 1, 2019, and must be applied on a modified retrospective basis to leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. Early adoption is permitted. We are currently evaluating the timing of adoption and the potential impact of this standard on our Unaudited Condensed Consolidated Financial Statements.
ASC Topic 718, Compensation – Stock Compensation. In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting. This standard provides for several changes to the accounting for share-based awards. Among other changes, this standard will require recognition of certain income tax effects of awards in net income in the period in which the awards are settled or vested, rather than through additional paid-in capital in the equity section of the balance sheet. The standard also changes the presentation of excess tax benefits and statutory tax withholdings in the statement of cash flows. This standard will be effective for our interim and annual periods beginning January 1, 2017; however, early adoption is permitted. Each of the various provisions within this standard has its own specified transition method; some will be applied prospectively and others will be applied on a retrospective or modified retrospective basis. We are currently evaluating the timing of adoption and the potential impact of this standard on our Unaudited Condensed Consolidated Financial Statements.

Other new accounting pronouncements issued but not effective until after March 31, 2016, are not expected to have a significant effect on our Unaudited Condensed Consolidated Financial Statements.

4.  SUPPLEMENTAL FINANCIAL STATEMENT INFORMATION

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

The following table provides a reconciliation of Verso’s basic and diluted loss per common share:

	VERSO
	Three Months Ended
	March 31,
	2015	2016
Net loss available to common shareholders (in millions)	$(122)	$(88)
Weighted average common shares outstanding (in thousands)	79,279	81,370
Weighted average restricted shares (in thousands)	391	499
Weighted average common shares outstanding - basic	79,670	81,869
Dilutive shares from stock options	—	—
Weighted average common shares outstanding - diluted	79,670	81,869
Basic loss per share	$(1.53)	$(1.07)
Diluted loss per share	$(1.53)	$(1.07)

In accordance with ASC Topic 260, Earnings Per Share, unvested restricted stock awards issued by Verso contain nonforfeitable rights to dividends and qualify as participating securities.  No dividends have been declared or paid in 2016 or 2015.

Inventories and Replacement Parts and Other Supplies — Inventory values include all costs directly associated with manufacturing products: materials, labor, and manufacturing overhead, and these values are presented at the lower of cost or market.  Costs of raw materials, work-in-progress, and finished goods are determined using the first-in, first-out method.

Replacement parts and other supplies are stated using the average cost method and are reflected in Inventories and Intangibles and other assets, net, on the accompanying Unaudited Condensed Consolidated Balance Sheets (see Note 6).

The following table summarizes inventories by major category:

	December 31,	March 31,
(Dollars in millions)	2015	2016
Raw materials	$91	$113
Work-in-process	58	63
Finished goods	256	240
Replacement parts and other supplies - current portion	79	69
Inventories	$484	$485

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

As of December 31, 2015 and March 31, 2016, approximately $1 million of restricted cash was included in Intangibles and other assets, net in the accompanying Unaudited Condensed Consolidated Balance Sheets related to asset retirement obligations in the state of Michigan.  These cash deposits are required by the state and may only be used for the future closure of a landfill.

The following table presents activity related to our asset retirement obligations. Long-term obligations are included in Other liabilities and current portions are included in Accrued liabilities in the accompanying Unaudited Condensed Consolidated Balance Sheets:

	Three Months Ended
	March 31,
(Dollars in millions)	2015	2016
Asset retirement obligations, January 1	$8	$16
Liabilities assumed in the NewPage acquisition	9	—
Asset retirement obligations, March 31	17	16
Less: Current portion	(2)	—
Non-current portion of asset retirement obligations, March 31	$15	$16

The increase in the liability for the three months ended March 31, 2015 was primarily attributable to the assumption of the asset retirement obligation liabilities associated with landfills acquired in connection with the NewPage acquisition.

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

Property, Plant, and Equipment — Property, plant, and equipment is stated at cost, net of accumulated depreciation.  Interest is capitalized on projects meeting certain criteria and is included in the cost of the assets.  The capitalized interest is depreciated over the same useful lives as the related assets. Interest costs capitalized for the three months ended March 31, 2015 and March 31, 2016, were not material. Expenditures for major repairs and improvements are capitalized, whereas normal repairs and maintenance are expensed as incurred.

Depreciation is computed using the straight-line method over the assets’ estimated useful lives.  Depreciation expense was $55 million and $47 million for the three-month periods ended March 31, 2015 and March 31, 2016, respectively.

Fair Value of Financial Instruments — The carrying amounts for cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued liabilities.  We determine the fair value of our debt based on market information and a review of prices and terms available for similar obligations.  See also Note 2, Note 6, Note 7, and Note 14 for additional information regarding the fair value of financial instruments.

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

5. ACQUISITIONS AND DISPOSITIONS

Sale of hydroelectric generation facilities — On January 6, 2016, Verso Maine Power Holdings LLC, or “VMPH,” and Verso Androscoggin Power LLC, or “VAP,” two indirect, wholly owned subsidiaries of Verso, entered into a purchase agreement with Eagle Creek Renewable Energy, LLC, or “Eagle Creek,” pursuant to which VMPH agreed to sell all the outstanding limited liability company interests of VAP to Eagle Creek for a purchase price of approximately $62 million in cash. VAP owned four hydroelectric generation facilities associated with Verso’s Androscoggin pulp and paper mill located in Jay, Maine. The purchase agreement contains customary representations and warranties by, and customary covenants among, the parties. The parties contemporaneously entered into the purchase agreement and consummated the transaction. As of December 31, 2015, we classified the hydroelectric generation facilities as held for sale on the Unaudited Condensed Consolidated Balance Sheet.

For the three months ended March 31, 2016, we recognized a gain on sale of fixed assets of approximately $55 million which is included in Other operating income in the accompanying Unaudited Condensed Consolidated Statements of Operations.

NewPage Acquisition — On January 3, 2014, Verso, Merger Sub, and NewPage entered into a Merger Agreement pursuant to which the parties agreed to merge Merger Sub with and into NewPage on the terms and subject to the conditions set forth in the Merger Agreement, with NewPage surviving the merger as an indirect, wholly owned subsidiary of Verso. On January 7, 2015, Verso consummated the NewPage acquisition pursuant to the Merger Agreement. As a result of the merger, NewPage became a direct, wholly owned subsidiary of Verso Holdings. Verso has incurred transaction and integration costs related to the NewPage acquisition during the three-month periods ended March 31, 2015 of $10 million, which was included in Selling, general and administrative expenses in the accompanying Unaudited Condensed Consolidated Statements of Operations.

As consideration for the NewPage acquisition, Verso issued (a) $650 million aggregate principal amount of New First Lien Notes and (b) 13,607,693 shares of Verso common stock in exchange for all the outstanding shares of common stock of NewPage. Also, as of the date that NewPage became an indirect wholly owned subsidiary of Verso, NewPage had an existing $750 million NewPage Term Loan Facility and $350 million NewPage ABL Facility, of which $734 million and $100 million, respectively, were outstanding. As a condition of allowing the acquisition to proceed, the Antitrust Division of the U.S. Department of Justice entered into a settlement with Verso and NewPage that required NewPage to divest its paper mills in Biron, Wisconsin, and Rumford, Maine, which occurred prior to the acquisition of NewPage.

Accounting consideration for the NewPage acquisition was as follows:

(Dollars in millions)
13,607,693 shares of Verso common stock valued at January 7, 2015 closing price	$46
$650 million face value New First Lien Notes valued at January 7, 2015 closing price	663
Accounting consideration	$709
The allocation of the purchase price was as follows:

(Dollars in millions)
Cash	$128
Current assets	578
Property, plant, and equipment	1,574
Other long-term assets	43
Current liabilities	(277)
Current portion of long-term debt	(3)
Noncurrent pension and other post retirement benefit obligations	(476)
Other long-term liabilities	(58)
Long-term debt	(800)
Net assets acquired	$709
The following unaudited pro forma financial information presents results as if the NewPage acquisition and the related financing occurred on January 1, 2014. The historical consolidated financial information of Verso and NewPage were adjusted in the pro forma information to give effect to pro forma events that are directly attributable to the transactions and factually supportable. As NewPage’s divestiture of its paper mills in Biron, Wisconsin, and Rumford, Maine, occurred prior to the acquisition of NewPage, their historical results have been excluded from the pro forma results below.
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

Pro Forma
(Unaudited)	Three Months Ended
(Dollars in millions, except per share data)	March 31, 2015
Revenues	$838
Net loss	(100)
Earnings per share - basic and diluted	$(1.23)
Weighted-average common shares outstanding - basic and diluted (in thousands)	81,551

6.  INTANGIBLES AND OTHER ASSETS

The following table summarizes intangibles and other assets:

	VERSO		VERSO HOLDINGS
	December 31,	March 31,	December 31,	March 31,
(Dollars in millions)	2015	2016	2015	2016
Amortizable intangible assets:
Customer relationships, net of accumulated amortization of $15 million on December 31, 2015, and $16 million on March 31, 2016	$28	$27	$28	$27
Unamortizable intangible assets:
Trademarks	10	10	10	10
Other assets:
Major planned maintenance	34	23	34	23
Replacement parts and other supplies, net	6	7	6	7
Loan to affiliate	—	—	23	23
Restricted cash	3	6	3	6
Other	21	19	21	20
Total other assets	$64	$55	$87	$79
Intangibles and other assets, net	$102	$92	$125	$116

Amortization expense of intangibles was not material for the three-month period ended March 31, 2015 and $1 million for the three-month period ended March 31, 2016.

The estimated future amortization expense for intangible assets over the next five years is as follows:

(Dollars in millions)
2016	$4
2017	4
2018	3
2019	3
2020	2

7.  DEBTOR-IN-POSSESSION BORROWING FACILITIES AND LONG-TERM DEBT NOT SUBJECT TO COMPROMISE

A summary of debtor-in-possession borrowing facilities and long-term debt not subject to compromise is as follows:

		December 31, 2015	March 31, 2016
	Original		Interest
(Dollars in millions)	Maturity	Balance	Rate	Balance
Verso Holdings
Verso DIP Facility	7/28/2017	$—	n/a	$—
Chase NMTC Verso Investment Fund LLC
Loan from Verso Finance	12/29/2040	23	6.50%	23
NewPage Corp
NewPage DIP ABL Facility	7/28/2017	—	5.00%	68
NewPage DIP Term Loan Facility	7/28/2017	—	11.00%	352
Total debt for Verso Holdings		$23		$443
Verso Finance
Loan from Verso Holdings	12/29/2040	23	6.50%	23
Less loans from affiliates		(46)		(46)
Total debt for Verso Corporation		$—		$420

We determine the fair value of our long-term debt based on market information and a review of prices and terms available for similar obligations.  Our debt is classified as Level 2 within the fair value hierarchy (see Note 4). As of March 31, 2016, the fair value of Verso’s debtor-in-possession borrowing facilities and long-term debt not subject to compromise was $426 million, and the fair value of Verso Holdings’ debtor-in-possession borrowing facilities and long-term debt not subject to compromise was $449 million.

Amounts included in interest expense and amounts of cash interest payments related to long-term debt in the three months ended March 31, 2015, and related to debtor in possession borrowing facilities and long-term debt not subject to compromise in the three months ended March 31, 2016, are as follows:

	VERSO		VERSO HOLDINGS
	Three Months Ended		Three Months Ended
	March 31,		March 31,
(Dollars in millions)	2015	2016	2015	2016
Interest expense	$65	$26	$65	$26
Cash interest paid	85	2	85	2
DIP Financing — In connection with the Chapter 11 Filings, Verso Finance, Verso Holdings and certain of its subsidiaries entered into an asset-based credit facility in an aggregate principal amount of up to $100 million, or the “Verso DIP Facility,” and NewPage Corp and certain of its subsidiaries entered into an asset-based credit facility in an aggregate principal amount of up to $325 million, or the “NewPage DIP ABL Facility,” and a term loan credit facility in an aggregate principal amount of $350 million, or the “Newpage Term Loan DIP Facility,” together with the NewPage DIP ABL Facility, the “NewPage DIP Facilities,” and, the NewPage DIP Facilities together with the Verso DIP Facility, the “DIP Facilities.” The NewPage DIP Term Loan Facility consists of $175 million of new money term loans and $175 million of “rolled up” loans refinancing loan outstanding under the existing term loan facility of NewPage Corp outstanding on the Petition Date (i.e., such loans were deemed to become loans under the NewPage DIP Term Loan Facility). On January 28, 2016, up to $550 million in loans under the DIP Facilities became available for borrowing following the entry of an order by the Bankruptcy Court approving the DIP Facilities on an interim basis on January 27, 2016. The Bankruptcy Court entered orders approving the DIP Facilities on a final basis on March 2, 2016. On March 7, 2016, NewPage Corp borrowed the remaining approximately $55.4 million of new money loans available under the NewPage DIP Term Loan Facility.

Verso Holdings
Verso DIP Facility. On January 26, 2016, Verso Holdings, Verso Finance, each of the subsidiaries of Verso Holdings party thereto, the lenders party thereto, Citibank, N.A., as administrative agent, Citigroup Global Markets Inc. and Wells Fargo Bank, N.A., as joint bookrunners and lead arrangers, and Wells Fargo Bank, N.A., as documentation agent, entered into a Superpriority Secured Debtor-in-Possession Credit Agreement, or the “Verso DIP Facility,” relating to an asset-backed credit facility in an aggregate principal amount of up to $100 million, subject to a borrowing base calculation. All borrowings under the Verso DIP Facility are limited to a borrowing base equal to roughly 85% of the eligible accounts receivable plus the lesser of (i) 80% of book value and (ii) 85% of the liquidation value of the eligible inventory, each term as defined in the Verso DIP Facility. The Verso DIP Facility also includes a sub-facility for letters of credit in an aggregate amount of up to $50 million. The Verso DIP Facility was entered into for working capital and general corporate purposes, including to refinance indebtedness under Verso Holdings’ existing first lien asset-backed revolving credit agreement.
The Verso DIP Facility matures on July 28, 2017 unless, prior to the end of such term, (a) a plan of reorganization filed in the Chapter 11 Cases is confirmed pursuant to an order entered by the Bankruptcy Court, or (b) the loans are accelerated and commitments terminated in accordance with the terms of the Verso DIP Facility.
Borrowings under the Verso DIP Facility bear interest at a rate equal to an applicable margin plus, at Verso Holdings’ option, either (a) a base rate determined by reference to the highest of (1) the U.S. federal funds rate plus 0.50%, (2) the prime rate of the administrative agent, and (3) the adjusted LIBO (as defined below) rate for a one-month interest period plus 1.00%, or (b) a eurocurrency rate, or “LIBOR,” determined by reference to the costs of funds for eurocurrency deposits in dollars in the London interbank market for the interest period relevant to such borrowing, adjusted for certain additional costs. The applicable margin for advances under the Verso DIP Facility is 1.50% for base rate advances and 2.50% for LIBO rate advances. Verso Holdings will pay commitment fees for the unused amount of commitments under the Verso DIP Facility at an annual rate equal to 0.75%. As of March 31, 2016, the Verso DIP Facility had no balance outstanding, $30 million in letters of credit issued, and $52 million available for future borrowing.
Subject to minimum prepayment amounts, Verso Holdings has the right to prepay loans under the Verso DIP Facility at any time without prepayment penalty, other than customary “breakage” costs with respect to eurocurrency loans. The Verso DIP Facility is subject to mandatory prepayments equal to the amount that the excess availability thereunder falls below certain specified levels.
Verso Finance and certain subsidiaries of Verso Holdings, including Verso Paper LLC, Verso Inc., Verso Androscoggin LLC, Bucksport Leasing LLC, Verso Sartell LLC, Verso Quinnesec LLC, Verso Quinnesec REP Holding Inc., Verso Maine Energy LLC, Verso Fiber Farm LLC, nexTier Solutions Corporation and NewPage, have agreed to guarantee borrowings under the Verso DIP Facility. Such guarantors do not include NewPage LLC and its direct and indirect subsidiaries. The obligations under the Verso DIP Facility constitute, subject to carve-outs for certain fees and expenses, superpriority administrative expense claims in the Chapter 11 Cases, secured by a perfected first priority security interest and liens on most inventory, accounts receivable, bank accounts and certain other assets of the loan parties to the Verso DIP Facility, and a perfected junior security interest and liens on most other assets of the loan parties to the Verso DIP Facility.
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

NewPage Corp
NewPage DIP ABL Facility. On January 26, 2016, NewPage LLC, NewPage Corp, each of the subsidiaries of NewPage Corp party thereto, the lenders party thereto, Barclays Bank PLC, as administrative agent and collateral agent, BMO Harris Bank N.A., as co-collateral agent, Wells Fargo Bank, National Association, as syndication agent, and Barclays Bank PLC, BMO Capital Markets Corp and Wells Fargo Bank, National Association, as joint lead arrangers and joint bookrunners, entered into a Superpriority Senior Debtor-in-Possession Asset-Based Revolving Credit Agreement, or the “NewPage DIP ABL Facility,” relating to an asset-backed credit facility in an aggregate principal amount of up to $325 million, subject to a borrowing base calculation. All borrowings under the NewPage DIP ABL Facility are limited to a borrowing base equal to roughly 85% of the eligible accounts receivable plus the lesser of (i) 80% of book value and (ii) 85% of the liquidation value of the eligible inventory, each term as defined in the NewPage DIP ABL Facility. The NewPage DIP ABL Facility also includes a sub-facility for letters of credit in an aggregate amount of $100 million.
The NewPage DIP ABL Facility matures on July 28, 2017 unless, prior to the end of such term, (a) a plan of reorganization filed in the Chapter 11 Cases is confirmed pursuant to an order entered by the Bankruptcy Court, (b) a sale is consummated of all or substantially all of the assets of the debtors under the NewPage DIP ABL Facility, or (c) the loans are accelerated and commitment terminated in accordance with the terms of the NewPage DIP ABL Facility.
Borrowings under the NewPage DIP ABL Facility bear interest at a rate equal to an applicable margin plus, at NewPage Corp’s option, either (a) a base rate determined by reference to the highest of (1) the U.S. federal funds rate plus 0.50%, (2) the prime rate of the administrative agent, and (3) the adjusted LIBO rate for a one-month interest period plus 1.00%, or (b) a LIBO rate for the interest period relevant to such borrowing, adjusted for certain additional costs provided that LIBO will be no less than 0%. The applicable margin for advances under the NewPage DIP ABL Facility is 1.50% for base rate advances and 2.50% for LIBO rate advances. NewPage Corp will pay commitment fees for the unused amount of commitments at an annual rate equal to 0.375%. As of March 31, 2016, the NewPage DIP ABL Facility had $68 million outstanding balance, $51 million letters of credit issued, and $169 million available for future borrowing.
Subject to carveouts for certain fees and expenses, the obligations under the NewPage DIP ABL Facility constitute superpriority administrative expense claims in the Chapter 11 Cases, secured by a perfected first priority security interest and liens with respect to most inventory, accounts receivable, bank accounts and certain other assets of NewPage Corp and the NewPage Guarantors, or the “ABL Priority Collateral,” and a perfected junior priority security interest and liens with respect to the Term Loan Priority Collateral.
The NewPage DIP ABL Facility contain provisions requiring the attainment of various milestones regarding a plan of reorganization to be submitted in connection with the Chapter 11 Cases, including an acceptable plan of reorganization becoming effective by July 11, 2017. It requires the maintenance of minimum EBITDA tested monthly, beginning March 31, 2016, based on amounts set forth therein and a minimum availability at any time of $15 million until January 28, 2017, increasing to $20 million thereafter.
NewPage DIP Term Loan Facility. On January 26, 2016, NewPage LLC, NewPage Corp, each of the subsidiaries of NewPage Corp party thereto, the lenders party thereto, Barclays Bank PLC, as administrative agent and collateral agent, and Barclays Bank PLC, as lead arranger and bookrunner, entered into a Superpriority Senior Debtor-in-Possession Term Loan Agreement, or the “NewPage DIP Term Loan Facility” and, together with the NewPage DIP ABL Facility, the “NewPage DIP Facilities,” in an aggregate principal amount of up to $350 million consisting of $175 million of new money term loans and $175 million of “rolled-up” loans refinancing loan outstanding under the existing term loan facility of NewPage Corp and the other parties thereto.
NewPage DIP Term Loan Facility matures on July 28, 2017 unless, prior to the end of such term, (a) a plan of reorganization filed in the Chapter 11 Cases is confirmed pursuant to an order entered by the Bankruptcy Court, (b) a sale is consummated of all or substantially all of the assets of the debtors under the NewPage DIP Facilities, or (c) the loans are accelerated and commitment terminated in accordance with the terms of the NewPage DIP Facilities.
Borrowings under the NewPage DIP Term Loan Facility bears interest at a rate equal to an applicable margin plus, at NewPage Corp’s option, either (a) a base rate determined by reference to the highest of (1) the U.S. federal funds rate plus 0.50%, (2) the prime rate of the administrative agent, and (3) the adjusted LIBO rate for a one-month interest period plus 1.00%, or (b) a LIBO rate for the interest period relevant to such borrowing, adjusted for certain additional costs, provided that LIBO will be no less than 1.50%. The applicable margin for advances under the NewPage DIP Term Loan Facility is 8.50% for base rate advances and 9.50% for LIBO rate advances. Interest that accrues from time to time on any “rolled-up” term loans under the NewPage DIP Term Loan Facility will be capitalized, compounded and added to the unpaid principal amount of such “rolled-up” loans on the applicable interest payment date. NewPage Corp will pay commitment fees for the unused amount of commitments at an annual rate equal to 0.375%.
Subject to carveouts for certain fees and expenses, the obligations under the NewPage DIP Term Loan Facility constitute superpriority administrative expense claims in the Chapter 11 Cases, secured by a perfected first priority security interest and liens with respect all of the loan party’s collateral that is not ABL Priority Collateral, or the “Term Loan Priority Collateral,” and a perfected junior priority security interest and liens with respect to ABL Priority Collateral.
The NewPage DIP Term Loan Facility contains provisions requiring the attainment of various milestones regarding a plan of reorganization to be submitted in connection with the Chapter 11 Cases, including an acceptable plan of reorganization becoming effective by July 11, 2017. It requires the maintenance of minimum EBITDA tested monthly based on amounts set forth therein, and contains covenants relating to minimum cumulative collections tested monthly based on amounts set forth therein.
Terms Applicable to the NewPage DIP ABL Facility and NewPage DIP Term Loan Facility. Subject to minimum prepayment amounts, NewPage Corp has the right to prepay loans under the NewPage DIP Facilities at any time without prepayment penalty, other than customary “breakage” costs. The NewPage DIP Facilities are subject to mandatory prepayments resulting from incurrence of indebtedness not permitted by the NewPage DIP Facilities, sales of collateral exceeding specified thresholds, and, in the case of the NewPage DIP ABL Facility, usage exceeding the availability thereunder.
NewPage LLC, and all of NewPage Corp’s existing and future direct and indirect wholly owned subsidiaries, or the “NewPage Guarantors,” subject to certain exceptions, have agreed to guarantee borrowings under the NewPage DIP Facilities. Debt outstanding under the NewPage DIP Facilities is secured by substantially all of the assets of NewPage Corp and the guarantors under the NewPage DIP Facilities, subject to certain exceptions.
The NewPage DIP Facilities also contain certain covenants which, among other things, and subject to certain exceptions, restrict NewPage Corp’s ability to incur additional debt or liens, pay dividends, repurchase its common stock, prepay certain other indebtedness, sell, transfer, lease, or dispose of assets, and make investments in or merge with another company. If NewPage Corp were to violate any of the covenants under the NewPage DIP Facilities and were unable to obtain a waiver, it would be considered a default. If NewPage Corp were in default under the NewPage DIP Facilities, no additional borrowings under the applicable facility would be available until the default was waived or cured, and all obligations would become immediately due and payable. The NewPage DIP Facilities provide for customary events of default, including a cross-event of default provision in respect of post-petition or unstayed indebtedness in excess of $15 million and other debtor-in-possession financing, including those for Verso Finance, Verso Holdings, and certain of their subsidiaries.
The borrower and guarantors of Verso DIP Facility do not guarantee the obligations under the NewPage DIP Facilities, and the borrower and the guarantors under the NewPage DIP Facilities do not guarantee the obligations under Verso DIP Facility,

As of March 31, 2016, both Verso Holdings and NewPage Corp were in compliance with the covenants in their respective debtor-in-possession debt agreements.

8.  RETIREMENT AND OTHER POSTRETIREMENT BENEFITS

We maintain various defined benefit pension and other postretirement benefit plans that provide retirement benefits for certain current and former hourly employees. The pension plans provide defined benefits based on years of service multiplied by a flat monetary benefit or based on a percentage of compensation as defined by the respective plan document. Since the completion of the NewPage acquisition, we have maintained three additional plans: a cash balance defined benefit pension plan for salaried employees, a defined benefit pension plan for union hourly employees, and a plan covering other  postretirement and post-employment benefits, or “OPEB,” for certain employees.  All of our defined benefit pension plans are frozen to new entrants.  Further, all of our pension plans are frozen to new benefit accruals, with the exception of the NewPage union hourly plan which continues to provide service accruals toward their pension benefits but no longer provides multiplier increases.  The cash balance plan participants continue to earn annual interest credits, but no longer earn cash balance benefit credits.

The following table summarizes the components of net periodic benefit cost of our pension plans for the three-month periods ended March 31, 2015 and 2016:

	Three Months Ended
	March 31,
(Dollars in millions)	2015	2016
Service cost	$3	$4
Interest cost	16	17
Expected return on plan assets	(20)	(18)
Net periodic benefit cost	$(1)	$3

The estimated net actuarial loss and prior service cost that are amortized from Accumulated other comprehensive loss and into Net periodic pension cost are classified into Cost of products sold on our accompanying Unaudited Condensed Consolidated Statements of Operations.

We make contributions that are sufficient to fully fund our actuarially determined costs, generally equal to the minimum amounts required by the Employee Retirement Income Security Act, or “ERISA.”  For the three-month period ended March 31, 2015 and March 31, 2016, we made contributions to the pension plans of approximately $7 million and $5 million, respectively. We expect to make cash contributions of approximately $21 million to the pension plans in the remainder of 2016.

Our OPEB obligations provide other retirement and post-employment benefits for certain employees, which may include healthcare benefits for certain retirees prior to their reaching age 65, healthcare benefits for certain retirees on and after their reaching age 65, long-term disability benefits, continued group life insurance and extended health and dental benefits. These benefits are provided through various employer- and/or employee-funded postretirement benefit plans. The service and interest costs related to these obligations were not material from acquisition date to March 31, 2015 and for the three-month period ended March 31, 2016.

9. RELATED PARTY TRANSACTIONS

Management Agreement — In connection with the acquisition of our business from International Paper Company on August 1, 2006, we entered into a management agreement with certain affiliates of Apollo Global Management, LLC, or “Apollo,” our then majority owner, relating to the provision of certain financial and strategic advisory services and consulting services, which will expire on August 1, 2018.  Under the management agreement, Apollo, upon providing notice to us, has the right to act, in return for additional fees to be mutually agreed by the parties to the management agreement, as our financial advisor or investment banker for any merger, acquisition, disposition, financing or similar transaction if we decide to engage someone to fill such role.  If Apollo exercises its right to act as our financial advisor or investment banker for any such transaction, and if we are unable to agree with Apollo on its compensation for serving in such role, then at the closing of any merger, acquisition, disposition or financing or similar transaction, we agreed to pay Apollo a fee equal to 1% of the aggregate enterprise value (including the aggregate value of equity securities, warrants, rights and options acquired or retained; indebtedness acquired, assumed or refinanced; and any other consideration or compensation paid in connection with such transaction).  We also agreed to indemnify Apollo and its affiliates and their directors, officers and representatives for losses relating to the services contemplated by the management agreement and the engagement of affiliates of Apollo pursuant to, and the performance by them of the services contemplated by, the management agreement. Apollo did not exercise its right to act as our financial advisor or investment banker for any such transaction in the three-month periods ended March 31, 2015 and 2016 and thus we made no payment to Apollo under the management agreement during those periods.

Transactions with Affiliates — We transact business with affiliates of Apollo from time to time.  Our product sales to Apollo affiliates were approximately $7 million and $6 million for the three-month periods ended March 31, 2015 and 2016, and our related accounts receivable were approximately $1 million as of December 31, 2015 and immaterial as of March 31, 2016. Our product purchases from Apollo affiliates were negligible in the reporting periods.

10. RESTRUCTURING CHARGES
Bucksport Mill Closure — On October 1, 2014, Verso announced plans to close our paper mill in Bucksport, Maine, and we ceased paper manufacturing operations in December 2014. The mill closure reduced Verso’s coated groundwood paper production capacity by approximately 350,000 tons and its specialty paper production capacity by approximately 55,000 tons.
The following table details the charges incurred related primarily to the Bucksport mill closure in 2014 and attributable to the paper segment as included in Restructuring charges on our accompanying Unaudited Condensed Consolidated Statements of

Operations:

	Three Months Ended	Cumulative Incurred
(Dollars in millions)	March 31, 2015
Property and equipment - impairment	$—	$89
Severance and benefit costs	—	29
Write-off of spare parts and inventory	—	14
Write-off of purchase obligations and commitments	6	8
Other miscellaneous costs	3	7
Total restructuring costs	$9	$147

There were no restructuring charges related to the Bucksport shutdown during the three months ended March 31, 2016.

NewPage Acquisition Restructuring — As part of the NewPage acquisition, Verso executed a restructuring of its operations to integrate the historical Verso and NewPage operations, generate cost savings and capture synergies across the combined company.

The following table details the charges incurred related primarily to the NewPage acquisition and primarily attributable to the paper segment as included in Restructuring charges on our accompanying Unaudited Condensed Consolidated Statements of Operations:

	Three Months Ended	Cumulative Incurred
(Dollars in millions)	March 31, 2015
Property and equipment - disposal	$—	$4
Severance and benefit costs	13	16
Total restructuring costs	$13	$20

There were no restructuring charges related to the NewPage acquisition during the three months ended March 31, 2016.

The following details the changes in our restructuring reserve liabilities related to the NewPage acquisition during the three months ended March 31, 2016, which are included in Accrued liabilities on our Unaudited Condensed Consolidated Balance Sheets:

Three Months Ended
(Dollars in millions)	March 31, 2016
Beginning balance of reserve	$5
Severance and benefit costs	—
Severance and benefit payments	(2)
Ending balance of reserve	$3
Androscoggin/Wickliffe Capacity Reduction — On August 20, 2015, Verso announced plans to make production capacity reductions at two of our mills by shutting down the No. 1 pulp dryer and No. 2 paper machine at our mill in Androscoggin, Maine, and by indefinitely idling our mill in Wickliffe, Kentucky. Together, these actions will reduce our production capacity by 430,000 tons of coated paper and 130,000 tons of dried market pulp. On April 5, 2016, we announced our decision to permanently close the Wickliffe mill.

The following table details the charges incurred related primarily to the Androscoggin/Wickliffe Capacity Reduction and primarily attributable to the paper segment as included in Restructuring charges on our accompanying Unaudited Condensed Consolidated Statements of Operations:

	Three Months Ended	Cumulative Incurred
(Dollars in millions)	March 31, 2016
Property and equipment	$127	$127
Severance and benefit costs	6	22
Write-off of spare parts and inventory	9	12
Write-off of purchase obligations and commitments	2	3
Other miscellaneous costs	—	1
Total restructuring costs	144	$165

There were no restructuring costs related to the Androscoggin and Wickliffe capacity reductions incurred during the three months ended March 31, 2015.

The following details the changes in our restructuring reserve liabilities related to the Androscoggin/Wickliffe Capacity Reduction during the three months ended March 31, 2016, which are included in Accrued liabilities on our Unaudited Condensed Consolidated Balance Sheets:

Three Months Ended
(Dollars in millions)	March 31, 2016
Beginning balance of reserve	$7
Severance and benefit costs	6
Severance and benefit payments	(3)
Purchase obligations	2
Payments on purchase obligations	(1)
Ending balance of reserve	$11

11. NEW MARKET TAX CREDIT ENTITIES

In 2010, Verso Quinnesec REP LLC, an indirect, wholly owned subsidiary of Verso Holdings, entered into a financing transaction with Chase Community Equity, LLC, or “Chase,” related to a $43 million renewable energy project at our mill in Quinnesec, Michigan, in which Chase made a capital contribution and Verso Finance made a loan to Chase NMTC Verso Investment Fund, LLC, or the “Investment Fund,” under a qualified New Markets Tax Credit, or “NMTC,” program, provided for in the Community Renewal Tax Relief Act of 2000.

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

The following table summarizes the impact of the VIE consolidated by Verso Holdings as of December 31, 2015 and March 31, 2016:

	VERSO		VERSO HOLDINGS
	December 31,	March 31,	December 31,	March 31,
(Dollars in millions)	2015	2016	2015	2016
Total assets	$—	$—	$23	$23
Long-term debt	$—	$—	$23	$23
Other non-current liabilities	8	8	8	8
Total liabilities	$8	$8	$31	$31
Amounts presented in the Unaudited Consolidated Balance Sheets and the table above, are adjusted for intercompany eliminations.

Loan from Verso Finance / Verso Holdings. Under this arrangement, Verso Holdings loaned $23 million to Verso Finance at an interest rate of 6.5% per year and with a maturity of December 29, 2040, and Verso Finance, in turn, loaned the funds on similar terms to the Investment Fund.  The Investment Fund then contributed the loan proceeds to certain community development entities, which, in turn, loaned the funds on similar terms to Verso Quinnesec REP LLC as partial financing for the renewable energy project at our mill in Quinnesec, Michigan.  As of both December 31, 2015 and March 31, 2016, Verso Holdings had a $23 million long-term receivable due from Verso Finance, representing these funds and immaterial accrued interest receivable, while the Investment Fund had an outstanding loan of $23 million due to Verso Finance and immaterial accrued interest payable.  For both three-month periods ended March 31, 2015 and 2016, Verso Holdings recognized immaterial interest income from Verso Finance and the Investment Fund recognized immaterial interest expense to Verso Finance.

12. COMMITMENTS AND CONTINGENCIES

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

General Litigation — We are involved from time to time in legal proceedings incidental to the conduct of our business.  We do not believe that any liability that may result from these proceedings will have a material adverse effect on our Unaudited Condensed Consolidated Financial Statements.

13. INFORMATION BY INDUSTRY SEGMENT

We have two operating segments, paper and pulp. Our paper products are used primarily in media and marketing applications, including catalogs, magazines, and commercial printing applications such as high-end advertising brochures, annual reports, and direct-mail advertising.  Our market kraft pulp is used to manufacture printing, writing, and specialty paper grades and tissue products. Our assets are utilized across segments in our integrated mill system and are not identified by segment or reviewed by management on a segment basis. We operate primarily in one geographic segment, North America.

The following table summarizes the industry segment data for the three-month periods ended March 31, 2016 and 2015:

	Three Months Ended
	March 31,
(Dollars in millions)	2015	2016
Net Sales
Paper	$748	$660
Pulp	63	40
Intercompany eliminations	(5)	(10)
Total	$806	$690
Operating loss(1)
Paper	$(44)	$(93)
Pulp	(12)	(17)
Total	$(56)	$(110)
Depreciation, amortization, and depletion
Paper	$51	$44
Pulp	6	4
Total	$57	$48
Capital expenditures
Paper	$7	$8
Pulp	2	3
Total	$9	$11
(1) Operating losses of the paper segment include $21 million and $129 million of Restructuring charges recognized in the three months ended March 31, 2015 and 2016, respectively. Operating losses of the pulp segment include $1 million and $15 million of Restructuring charges recognized in the three months ended March 31, 2015 and 2016, respectively.

14. CONDENSED CONSOLIDATING FINANCIAL INFORMATION

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

Verso Holdings, or the “Parent Issuer,” and its direct, 100% owned subsidiary, Verso Paper Inc., or the “Subsidiary Issuer,” are the issuers of the 11.75% Senior Secured Notes due 2019, the 11.75% Secured Notes due 2019, the 13% Second Priority Senior Secured Notes due 2020, the 16% Senior Subordinated Notes due 2020, the 8.75% Second Priority Senior Secured Notes due 2019, the 11.38% Senior Subordinated Notes due 2016, or collectively, the “Notes.”  In accordance with ASU 2013-04 related to joint and several liability arrangements, the Notes have been recorded by the Parent Issuer as it was the intent of the issuers for the Parent Issuer to settle the obligation. The Notes are jointly and severally guaranteed on a full and unconditional basis by the Parent Issuer’s direct and indirect, 100% owned subsidiaries, excluding the Subsidiary Issuer, the subsidiaries of NewPage Holdings Inc., Bucksport Leasing LLC, Verso Quinnesec REP LLC, and Verso Androscoggin Power LLC, or collectively, the “Guarantor Subsidiaries.”  NewPage Corp is presented as a Non-Guarantor Subsidiary. Chase NMTC Verso Investment Fund, LLC, a consolidated VIE of Verso Holdings, and all other entities specifically aforementioned are in “Other Non-Guarantors.”

On January 26, 2016, we and substantially all of our direct and indirect subsidiaries, filed voluntary petitions for relief under the Bankruptcy Code in Bankruptcy Court. The Chapter 11 Filings constituted an event of default and automatic acceleration under the agreements governing all of our debt (excluding the $23 million loan from Verso Finance Holdings to Chase NMTC Verso Investment Fund). During the pendency of the Chapter 11 Cases, we will continue to manage our properties and operate our businesses as a “debtor-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court (see Note 2).

Verso Paper Holdings LLC
(A Debtor-in-Possession)
Condensed Consolidating Balance Sheet
March 31, 2016

(Dollars in millions)	Parent Issuer	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiary(3)	Other Non-Guarantors(4)	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$—	$—	$22	$18	$—	$—	$40
Accounts receivable, net	—	—	56	161	—	—	217
Current intercompany/affiliate receivable	—	—	24	9	—	(33)	—
Inventories	—	—	100	385	—	—	485
Prepaid expenses and other assets	—	—	12	19	—	—	31
Total current assets	—	—	214	592	—	(33)	773
Property, plant, and equipment, net	—	—	399	1,278	17	—	1,694
Intercompany/affiliate receivable	1,243	—	1	—	31	(1,275)	—
Intangibles and other assets, net(1)	—	—	61	60	—	(5)	116
Total assets	$1,243	$—	$675	$1,930	$48	$(1,313)	$2,583
LIABILITIES AND MEMBER’S EQUITY
Accounts payable	$—	$—	$27	$61	$—	$—	$88
Current intercompany/affiliate payable	—	—	9	24	—	(33)	—
Accrued liabilities	—	—	45	111	—	—	156
Current maturities of long-term debt	—	—	—	420	—	—	420
Total current liabilities	—	—	81	616	—	(33)	664
Intercompany/affiliate payable	—	—	1,243	—	32	(1,275)	—
Investment in subsidiaries	632	—	14	—	—	(646)	—
Long-term debt(2)	—	—	—	—	23	—	23
Other liabilities	—	—	59	552	8	—	619
Liabilities subject to compromise	1,878	—	3	668	—	(5)	2,544
Member’s (deficit) equity	(1,267)	—	(725)	94	(15)	646	(1,267)
Total liabilities and equity	$1,243	$—	$675	$1,930	$48	$(1,313)	$2,583

(1)	Intangibles and other assets, net of Guarantor Subsidiaries include $23 million of a long-term note receivable from Verso Finance.

(2)	Long-term debt of Other Non-Guarantors is payable to Verso Finance.
(3) Includes Consolidated Water Power Company, a non-debtor entity with total assets of $67 million and total liabilities of $17 million.
(4) All other non-guarantors are non-debtor entities in the Chapter 11 Cases.

Verso Paper Holdings LLC
(A Debtor-in-Possession)
Condensed Consolidating Balance Sheet
December 31, 2015

(Dollars in millions)	Parent Issuer	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Other Non-Guarantors	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$—	$—	$1	$3	$—	$—	$4
Accounts receivable, net	—	—	63	163	—	—	226
Current intercompany/affiliate receivable	—	—	17	2	—	(19)	—
Inventories	—	—	103	381	—	—	484
Assets held for sale	—	—	—	—	5	—	5
Prepaid expenses and other assets	—	—	10	22	—	—	32
Total current assets	—	—	194	571	5	(19)	751
Property, plant, and equipment, net	—	—	409	1,431	17	—	1,857
Intercompany/affiliate receivable	1,399	—	1	—	31	(1,431)	—
Intangibles and other assets, net(1)	—	—	65	65	—	(5)	125
Total assets	$1,399	$—	$669	$2,067	$53	$(1,455)	$2,733
LIABILITIES AND MEMBER’S EQUITY
Accounts payable	$—	$—	$27	$86	$—	$—	$113
Current intercompany/affiliate payable	—	—	2	17	—	(19)	—
Accrued liabilities	92	—	51	124	—	—	267
Current maturities of long-term debt	1,930	—	—	954	—	(5)	2,879
Liabilities related to assets held for sale	—	—	—	—	—	—	—
Total current liabilities	2,022	—	80	1,181	—	(24)	3,259
Intercompany/affiliate payable	—	—	1,399	—	32	(1,431)	—
Investment in subsidiaries	556	—	15	—	—	(571)	—
Long-term debt(2)	—	—	—	—	23	—	23
Other liabilities	—	—	64	558	8	—	630
Member’s (deficit) equity	(1,179)	—	(889)	328	(10)	571	(1,179)
Total liabilities and equity	$1,399	$—	$669	$2,067	$53	$(1,455)	$2,733

(1)	Intangibles and other assets, net of Guarantor Subsidiaries include $23 million of a long-term note receivable from Verso Finance.

(2)	Long-term debt of Other Non-Guarantors is payable to Verso Finance.

Verso Paper Holdings LLC
(A Debtor-in-Possession)
Condensed Consolidating Statement of Operations and Comprehensive Income
Three Months Ended March 31, 2016

(Dollars in millions)	Parent Issuer	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiary(1)	Other Non-Guarantors(2)	Eliminations	Consolidated
Net sales	$—	$—	$211	$494	$—	$(15)	$690
Cost of products sold (exclusive of depreciation, amortization, and depletion)	—	—	180	453	—	(15)	618
Depreciation, amortization, and depletion	—	—	12	36	—	—	48
Selling, general, and administrative expenses	—	—	28	19	—	—	47
Restructuring charges	—	—	—	144	—	—	144
Other operating income	—	—	(18)	16	(55)	—	(57)
Interest income	(13)	—	—	—	—	13	—
Interest expense	13	—	13	13	—	(13)	26
Other loss, net	—	—	—	—	—	—	—
Reorganization items, net	(104)		8	48	—	—	(48)
Equity in net loss of subsidiaries	(192)	—	—	—	—	192	—
Loss before income taxes	$(88)	$—	$(12)	$(235)	$55	$192	$(88)
Income tax benefit	—	—	—	—	—	—	—
Net loss	$(88)	$—	$(12)	$(235)	$55	$192	$(88)
Other comprehensive income	—	—	—	—	—	—	—
Comprehensive loss	$(88)	$—	$(12)	$(235)	$55	$192	$(88)

(1)	Includes Consolidated Water Power Company, a non-debtor entity with no net income (loss) for the three-month period ended March 31, 2016.
(2) All other non-guarantors are non-debtor entities in the Chapter 11 Cases.

Verso Paper Holdings LLC
(A Debtor-in-Possession)
Condensed Consolidating Statement of Operations and Comprehensive Income
Three Months Ended March 31, 2015

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

Verso Paper Holdings LLC
(A Debtor-in-Possession)
Condensed Consolidating Statement of Cash Flows
Three Months Ended March 31, 2016

(Dollars in millions)	Parent Issuer	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Other Non-Guarantors	Eliminations	Consolidated
Net cash provided by operating activities	$—	$—	$14	$50	$—	$—	$64
Cash flows from investing activities:
Proceeds from sale of assets	—	—	—	—	63	—	63
Transfers from (to) restricted cash	—	—	(1)	(2)	—	—	(3)
Capital expenditures	—	—	(2)	(9)	—	—	(11)
Other investing activities	—	—	2	—	(2)	—	—
Return of capital to Parent Issuer	61	—	—	—	—	(61)	—
Advances to subsidiaries	(118)	—	—	—	—	118	—
Payments from subsidiaries	110	—	—	—	—	(110)	—
Net cash (used in) provided by investing activities	53	—	(1)	(11)	61	(53)	49
Cash flows from financing activities:
Borrowings on revolving credit facilities	17	—	—	130	—	—	147
Payments on revolving credit facilities	(67)	—	—	(379)	—	—	(446)
Debt issuance costs	(3)	—	—	(18)	—	—	(21)
Borrowings on debtor-in-possession revolving credit facilities	40	—	—	164	—	—	204
Payments on debtor-in-possession revolving credit facilities	(40)	—	—	(96)	—	—	(136)
Proceeds from debtor-in-possession Term Loan	—	—	—	175	—	—	175
Return of capital to Parent Issuer	—	—	—	—	(61)	61	—
Advances from parent	—	—	118	—	—	(118)	—
Payments to parent	—	—	(110)	—	—	110	—
Net cash provided by (used in) financing activities	(53)	—	8	(24)	(61)	53	(77)
Change in cash and cash equivalents	—	—	21	15	—	—	36
Cash and cash equivalents at beginning of period	—	—	1	3	—	—	4
Cash and cash equivalents at end of period	$—	$—	$22	$18	$—	$—	$40

Verso Paper Holdings LLC
(A Debtor-in-Possession)
Condensed Consolidating Statement of Cash Flows
Three Months Ended March 31, 2015

(Dollars in millions)	Parent Issuer	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Other Non-Guarantors	Eliminations	Consolidated
Net cash used in operating activities	$—	$—	$(124)	$(80)	$—	$—	$(204)
Cash flows from investing activities:
Proceeds from sale of assets	—	—	50	1	—	—	51
Transfers from (to) restricted cash	—	—	2	—	—	—	2
Capital expenditures	—	—	(3)	(6)	—	—	(9)
Cash acquired in acquisition	—	—	—	128	—	—	128
Other investing activities	—	—	—	(5)	—	—	(5)
Return of capital to Parent Issuer	73	—	—	—	—	(73)	—
Advances to subsidiaries	(178)	—	—	—	—	178	—
Payments from subsidiaries	74	—	—	—	—	(74)	—
Net cash used in investing activities	(31)	—	49	118	—	31	167
Cash flows from financing activities:
Borrowings on revolving credit facilities	75	—	—	242	—	—	317
Payments on revolving credit facilities	(44)	—	—	(198)	(30)	—	(272)
Return of capital to Parent Issuer	—	—	—	(73)	—	73	—
Advances from parent	—	—	148	—	30	(178)	—
Payments to parent	—	—	(74)	—	—	74	—
Net cash provided by financing activities	31	—	74	(29)	—	(31)	45
Change in cash and cash equivalents	—	—	(1)	9	—	—	8
Cash and cash equivalents at beginning of period	—	—	6	—	—	—	6
Cash and cash equivalents at end of period	$—	$—	$5	$9	$—	$—	$14

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are the leading North American producer of coated papers, which are used primarily in magazines, catalogs, high-end advertising brochures and annual reports, among other media and marketing publications.  We produce a wide range of products, ranging from coated freesheet and coated groundwood, to inkjet and digital paper, supercalendered papers, and uncoated freesheet.  We also produce and sell market kraft pulp, which is used to manufacture printing and writing paper grades and tissue products. Headquartered in Memphis, Tennessee, with a business center in Miamisburg, Ohio,Verso owns eight mills strategically located in Kentucky, Maine, Maryland, Michigan, Minnesota, and Wisconsin with a total annual paper production capacity of approximately 3.4 million tons of paper.

Recent Developments

Sale of Assets

On January 6, 2016, Verso Maine Power Holdings LLC, or “VMPH,” and Verso Androscoggin Power LLC, or “VAP,” two indirect, wholly owned subsidiaries of Verso, entered into a purchase agreement with Eagle Creek Renewable Energy, LLC, or “Eagle Creek,” pursuant to which VMPH agreed to sell all the outstanding limited liability company interests of VAP to Eagle Creek for a purchase price of approximately $62 million in cash. VAP owned four hydroelectric generation facilities associated with Verso’s Androscoggin pulp and paper mill located in Jay, Maine. The purchase agreement contains customary representations and warranties by, and customary covenants among, the parties. The parties contemporaneously entered into the purchase agreement and consummated the transaction. As of December 31, 2015, the hydroelectric generation facilities were classified as held for sale on the Unaudited Condensed Consolidated Balance Sheet. For the three months ended March 31, 2016, we recognized a gain on sale of fixed assets of approximately $55 million which is included in Other operating income in the accompanying Unaudited Condensed Consolidated Statements of Operations.

Chapter 11 Filing

On January 26, 2016, we and substantially all of our direct and indirect subsidiaries, collectively, the “Debtors,” filed voluntary petitions for relief, or the “Chapter 11 Filings,” under Chapter 11 of Title 11 of the United States Code in Bankruptcy Court. The chapter 11 cases, or the “Chapter 11 Cases,” have been consolidated for procedural purposes only and are being administered jointly under the caption “In re: Verso Corporation, et al., Case No. 16-10163.” During the pendency of the Chapter 11 Cases, we will continue to manage our properties and operate our businesses as a “debtor in possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. We expect to continue to operate in the normal course of business during the reorganization process.

Restructuring Support Agreement

In connection with the Chapter 11 Cases, on January 26, 2016, Verso entered into a Restructuring Support Agreement, or “RSA,” with creditors who collectively hold at least a majority in principal amount of substantially all tranches of Verso’s outstanding debt, or the “Consenting Creditors.” The RSA contemplates the implementation of a restructuring through a conversion of approximately $2.3 billion of our outstanding debt into equity (as provided in the Plan, as defined below). The RSA incorporates the economic terms agreed to by the parties reflected in a term sheet within the RSA. The restructuring transactions are to be effectuated through the Plan. The implementation of the terms of the RSA through the Plan is subject to approval by the Bankruptcy Court and entry into the Exit Credit Agreements, among other conditions. No assurance can be given that the transactions described therein will be consummated.
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

•	the failure to achieve any of the Milestones;

•	a material breach of the RSA by Consenting Creditors; or

•
certain actions by the Bankruptcy Court, including preventing the consummation of the Plan, dismissing the Chapter 11 Cases, and converting the Chapter 11 Cases into a case under chapter 7 of the Bankruptcy Code.

The Consenting Creditors have similar termination rights that may, as a general matter, be exercised by a super-majority of each of the Consenting Creditors holding Verso debt and the Consenting Creditors holding NewPage debt. Additionally, the Consenting Creditors may terminate the RSA upon any acceleration, termination, maturity or refinancing of the Verso DIP Facility or either of the NewPage DIP Facilities (see Note 7) or if certain uses of proceeds as required under the Bankruptcy Court orders regarding such facilities are not completed within specified times.
Debtor-in-Possession Financing
In connection with the Chapter 11 Cases, Verso Finance, Verso Holdings and certain of its subsidiaries entered into the Verso DIP Facility for an aggregate principal amount of up to $100 million, and NewPage Corp and certain of its subsidiaries entered into the NewPage DIP ABL Facility for an aggregate principal amount of up to $325 million and the NewPage Term Loan DIP Facility for an aggregate principal amount of $350 million (See Note 7). The NewPage DIP Term Loan Facility consists of $175 million of new money term loans and $175 million of roll up loans refinancing loans outstanding under the existing term loan facility of NewPage Corp outstanding on the Petition Date.
Proposed Plan of Reorganization
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
The terms of the Plan, which are subject in all respects to the specific terms and definitions set forth in the Plan, include, but are not limited to, the elimination of much of our outstanding indebtedness and to the issuance of 100% of Verso’s equity (subject to dilution by warrants issued to certain creditors described below, or “Plan Warrants,” and equity issued to our employees under a potential management incentive plan) to our existing creditors in exchange for elimination of such indebtedness. Specifically, holders of first-lien secured debt issued by Verso Holdings, including lenders under Verso Holdings’ revolving credit facilities and the holders of Verso Holdings’ 11.75% senior secured notes due 2019 (issued in 2012 and 2015), will receive 50% of Verso’s equity (plus the Plan Warrants), and lenders under the NewPage Corp senior secured term loan and the $175 million of “rolled up” term loans under the NewPage DIP Term Loan Facility, collectively, will receive 47% of Verso’s equity. Holders of Verso Holdings’ other funded debt will receive the remaining 3% of Verso’s equity. The Plan also provides for the payment in full in cash of claims under the Verso DIP Facility, claims under the NewPage DIP ABL Facility, claims relating to the $175 million of new money term loans under the NewPage DIP Term Loan Facility, and claims entitled to administrative expense or priority status under the Bankruptcy Code (in each case, except to the extent that holders of such claims agree to less favorable treatment). Holders of general unsecured claims will receive their pro rata share of $3 million in cash (except with respect to general unsecured claims against Debtors that have only de minimis assets, which will receive no distributions under the Plan). In addition, the shared services agreement between Verso, NewPage and NewPage Corp will be terminated under the terms of the Plan.
The Plan also provides that we will enter into an asset-based loan facility, or the “Exit ABL Facility,” and a term loan facility, or the “Exit Term Loan Facility,” upon our emergence from the Chapter 11 process. We refer to the two facilities collectively as the “Exit Credit Agreements.” The Exit Credit Agreements will provide exit financing in an amount sufficient to repay in full all amounts outstanding under the Verso DIP Facility, NewPage DIP ABL Facility, and the $175 million of new money term loans under the NewPage DIP Term Loan Facility. We have not negotiated the Exit Credit Agreements yet and have not yet received any binding commitments with respect to the financing contemplated thereby. Therefore, we can provide no assurances that we will be able to enter into the Exit Credit Agreements.

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
Financial Reporting Under Reorganization
The Unaudited Condensed Financial Statements have been prepared to reflect the application of Financial Accounting Standards Board, or “FASB”Accounting Standards Codification, or “ASC” 852, Reorganizations, which is a critical accounting policy. During the pendency of the Chapter 11 Cases, expenses, gains and losses directly associated with reorganization proceedings are reported as Reorganization items, net in the accompanying Unaudited Consolidated Statement of Operations. In addition, liabilities subject to compromise in the Chapter 11 proceedings are distinguished from liabilities of non-filing entities, fully secured liabilities not expected to be compromised and from post-petition liabilities in the accompanying Unaudited Consolidated Statement of Financial Position as of March 31, 2016. Where there is uncertainty about whether a secured claim will be paid or impaired under the Chapter 11 proceedings, we have classified the entire amount of the claim as a liability subject to compromise. The amount of liabilities subject to compromise represents our estimate, where an estimate is determinable, of known or potential pre-petition claims to be addressed in connection with the bankruptcy proceedings. Such liabilities are reported at our current estimate, where an estimate is determinable, of the allowed claim amounts, even though the claims may be settled for different amounts. These claims remain subject to future adjustments, which may result from: negotiations; actions of the Bankruptcy Court; disputed claims; rejection of contracts and unexpired leases; the determination as to the value of any collateral securing claims; proofs of claims; or other events.
Effective as of the Petition Date we ceased recording interest expense on outstanding pre-petition debt classified as liabilities subject to compromise. Contractual interest expense represents amounts due under the contractual terms of outstanding pre-petition debt classified as liabilities subject to compromise.

See Note 2 of our condensed consolidating financial statements for further discussion of financial reporting implications related to Reorganization including a detail of liabilities subject to compromise and reorganization items, net.
Mill Closure
On April 5, 2016, Verso announced that it will permanently close its paper mill located in Wickliffe, Kentucky, which has been idle since November 2015. The decision to close the mill resulted in restructuring charges of approximately $144 million for the three months ended March 31, 2016.

Results of Operations

The following tables set forth the historical results of operations of Verso and Verso Holdings for the periods indicated below.  The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and notes thereto included elsewhere in this quarterly report.  All assets, liabilities, income, expenses and cash flows presented for all periods represent those of Verso’s indirect, wholly owned subsidiary, Verso Holdings, in all material respects, except for Verso’s common stock transactions and Verso Finance’s debt obligation and related financing costs and interest expense.  Unless otherwise noted, the discussion of our financial condition and results of operations below pertains to both Verso and Verso Holdings.

	VERSO		VERSO HOLDINGS
	Three Months Ended		Three Months Ended
	March 31,		March 31,
(Dollars in millions)	2015	2016	2015	2016
Net sales	$806	$690	$806	$690
Costs and expenses:
Cost of products sold (exclusive of depreciation, amortization and depletion)	728	618	728	618
Depreciation, amortization and depletion	57	48	57	48
Selling, general and administrative expenses	55	47	55	47
Restructuring charges	22	144	22	144
Other operating income	—	(57)	—	(57)
Operating loss	(56)	(110)	(56)	(110)
Interest expense	66	26	66	26
Reorganization items, net	—	(48)	—	(48)
Loss before income taxes	(122)	(88)	(122)	(88)
Income tax benefit	—	—	—	—
Net loss	$(122)	$(88)	$(122)	$(88)

First Quarter of 2015 Compared to First Quarter of 2016

Net Sales. Net sales decreased 14% from $806 million for the three months ended March 31, 2015 to $690 million for the three months ended March 31, 2016. Our decline in sales was primarily driven by a 13% decline in total sales volume, from 929 thousand tons in 2015 to 811 thousand tons in 2016. The decline in volume was primarily due to the general softening of demand for coated papers, our capacity reductions at our Androscoggin mill, and the permanent closure of our Wickliffe mill. Average sales price per ton declined from $867 in the three months ended March 31, 2015 to $851 in the three months ended March 31, 2016. The decline in volume resulted in $90 million of reduced revenue while the reduced pricing resulted in an additional $26 million decrease in revenue.

Net sales for our paper segment decreased 12% from $748 million in the three months ended March 31, 2015 to $660 million in the three months ended March 31, 2016, due to a 9% decrease in paper sales volume to 825 thousand tons in the three months ended March 31, 2015 to 755 thousand tons in the three months ended March 31, 2016, exacerbated by a 4% decrease in average sales price per ton of paper from $907 in the three months ended March 31, 2015 to $874 in three months ended March 31, 2016. The reduction in sales volume resulted in $63 million of reduced revenue, while the impact of changes in pricing resulted in a further reduction of $25 million.

Net sales for our pulp segment decreased 48% from $58 million in the three months ended March 31, 2015, to $30 million in the three months ended March 31, 2016, due primarily to a 47% decrease in pulp sales volume from 104 thousand tons in the three months ended March 31, 2015 to 55 thousand tons in the three months ended March 31, 2016. The decrease in pulp sales volume was driven by capacity reductions at our Androscoggin mill, and the permanent closure of our Wickliffe mill. The average sales price per ton declined 2% from $555 in the three months ended March 31, 2015 to $544 in the three months ended March 31, 2016. The reduced sales volume accounted for $27 million of reduced revenue, while pricing resulted in a decrease in revenue of $1 million. The price decline was attributable to market price reductions.

Cost of sales.  Cost of products sold, excluding depreciation, amortization, and depletion expenses, decreased $110 million, or 15%, from the three months ended March 31, 2015 to the three months ended March 31, 2016. Our gross margin, excluding depreciation, amortization, and depletion expenses, was 9.7% for the three months ended March 31, 2015, compared to 10.4% for the three months ended March 31, 2016, reflecting a $6 million decline in gross margin, with $10 million of the decrease attributable to volume declines offset by a $4 million increase in gross margin attributable to higher margin per ton due to reduced input prices. Input prices decreased primarily as a result of lower energy costs. Depreciation, amortization, and depletion expenses decreased $9 million, or 16%.

Selling, general and administrative. Selling, general and administrative expenses for three months ended March 31, 2016 decreased by $8 million, or 15%, as a result of synergies achieved from the NewPage acquisition. As a percentage of sales, selling, general and administrative expenses were 7% for each of the three months ended March 31, 2015 and 2016.

Restructuring charges.  Restructuring charges for the three months ended March 31, 2015 were $22 million, compared to $144 million for the three months ended March 31, 2016. Restructuring charges for the three months ended March 31, 2015 consisted of severance and benefit costs related to efforts to integrate the legacy Verso and NewPage operations, and expenses related to the sale of the Bucksport mill while for the three months ended March 31, 2016 restructuring charges were primarily as a result of non-cash fixed asset write-down charges from the permanent closure of the Wickliffe mill. Restructuring charges of approximately $129 million and $15 million were attributable to the paper segment and the pulp segment, respectively, for the three months ended March 31, 2016.

Other operating income.  Other operating income for the three months ended March 31, 2016 was $57 million and was primarily attributable to the sale of hydroelectric facilities in January 2016.

Interest expense.  Interest expense for the three months ended March 31, 2015 was $66 million compared to $26 million for the three months ended March 31, 2016.  The change in interest expense year over year reflects the fact that we ceased recording interest expense on outstanding pre-petition debt classified as liabilities subject to compromise. Such interest has been stayed by the Bankruptcy Court effective on the Petition Date.

Reorganization items, net.  Reorganization items, net for the three months ended March 31, 2016 was a gain of $48 million. Reorganization items, net represent expenses and income directly associated with the Chapter 11 Cases as reported separately in the statement of operations. Reorganization items, net also include adjustments to reflect the carrying value of liabilities subject to compromise, or “LSTC,” at their estimated allowed claim amounts, as such adjustments are determined. The adjustment of the carrying value of our debt to the estimated allowed claim of its stated principal balance resulted in a gain of $81 million.

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

The following table reconciles net loss to Adjusted EBITDA for the periods presented:

	Three Months Ended
	March 31,
(Dollars in millions)	2015	2016
Net loss	$(122)	$(88)
Income tax benefit	—	—
Interest expense, net	66	26
Depreciation, amortization and depletion	57	48
EBITDA	$1	$(14)
Adjustments to EBITDA:
Restructuring charges (1)	22	144
NewPage acquisition and integration-related costs/charges (2)	24	—
Reorganization items, net (3)	—	(48)
Pre-reorganization charges (4)	—	6
Gains on disposal of assets (5)	—	(57)
Other items, net (6)	(3)	9
Adjusted EBITDA	$44	$40
(1) Charges primarily associated with the closure of the Wickliffe mill in 2016. In 2015, represents severance and employee related costs and other restructuring charges associated with the NewPage acquisition, and the closure of the Bucksport mill.
(2) Professional fees and other charges and integration costs incurred in connection with the NewPage acquisition, including one-time impacts of purchase accounting.
(3) Expenses and income directly associated with the Chapter 11 Cases.
(4) Costs incurred in connection with advisory and legal services related to planning for company reorganization.
(5) Realized gains on the sale of assets, which are primarily attributable to the sale of hydroelectric facilities in January 2016.
(6) Amortization of non-cash incentive compensation, unrealized losses (gains) on energy-related derivative contracts, and miscellaneous non-cash and other earnings adjustments.

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

Liquidity and Capital Resources

Our primary sources of liquidity currently are existing cash on hand, borrowings under our DIP Facilities and cash flows generated from operations. During the pendency of filing the Chapter 11 Cases, we expect that our primary liquidity requirements will be to fund operations and make required payments under our DIP Facilities. Our ability to meet our DIP Facility requirements will be dependent on our ability to generate sufficient cash flows from operations.

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

Our recent financial results have included several years of operating losses, cash flows used in operations, stockholders’ deficit, and negative working capital. We are a highly leveraged company, with $2.3 billion in borrowings outstanding under certain financing arrangements which are classified as Liabilities subject to compromise as of March 31, 2016. Also as of March 31, 2016, we had $52 million available for future borrowings under the Verso Superpriority Secured Debtor-in-Possession Credit

Agreement and $169 million available for future borrowings under the NewPage Superpriority Senior Debtor-in-Possession Asset-Based Revolving Credit Agreement (see Note 7).

Our negative cash flows from operations caused an inability to support our significant interest payments and debt maturities and a need to refinance and/or extend the maturities of our outstanding debt. On January 26, 2016, Verso and substantially all of its direct and indirect subsidiaries filed voluntary petitions for relief under the Bankruptcy Code in the Bankruptcy Court (see Note 2). The Chapter 11 Filings constituted an event of default and automatic acceleration under the agreements governing all of our debt (excluding the $23 million loan from Verso Finance Holdings to Chase NMTC Verso Investment Fund). Our restructuring is expected to occur through a court-supervised Chapter 11 bankruptcy proceeding. While we have reached a restructuring support agreement with our creditors holding at least a majority in principal amount of substantially all tranches of our funded debt, the implementation of the terms of such agreement through the Plan is subject to court approval and is subject to implementation risks as described in Note 2.

Verso’s and Verso Holdings’ cash flows from operating, investing and financing activities, as reflected in the accompanying Unaudited Condensed Consolidated Statements of Cash Flows, are summarized in the following table.

	VERSO		VERSO HOLDINGS
	Three Months Ended		Three Months Ended
	March 31,		March 31,
(Dollars in millions)	2015	2016	2015	2016
Net cash (used in) provided by:
Operating activities	$(204)	$64	$(204)	$64
Investing activities	167	49	167	49
Financing activities	45	(77)	45	(77)
Net change in cash and cash equivalents	$8	$36	$8	$36

Operating activities.  In the first quarter of 2015, Verso’s net cash used in operating activities of $204 million reflected a net loss of $122 million offset by noncash depreciation, amortization, depletion and accretion of $59 million and a decrease in cash used for working capital of $17 million, which was primarily due to decreases in inventory and accounts receivable and a decrease in accrued liabilities primarily attributable to the timing of interest payments as well as payments of NewPage acquisition related and second lien and subordinated notes exchange offering related expenses, and severance and other costs associated with the Bucksport closure and NewPage acquisition.

In the first quarter of 2016, Verso’s net cash provided by operating activities of $64 million reflects a net loss of $88 million offset by non-cash depreciation, amortization, and accretion of $114 million and a decrease in cash used in working capital of $74 million primarily due to interest and vendor payments stayed by the Chapter 11 Filings.

Investing activities.  In the first quarter of 2015, Verso’s net cash provided by investing activities of $167 million reflects cash acquired in the NewPage acquisition of $128 million as well as proceeds from sale of assets of $51 million including the sale of the Bucksport mill and were offset by capital expenditures of $9 million.  This compares to $49 million of net cash provided by investing activities in the first quarter of 2016, which consists primarily of $63 million of proceeds from the sale of hydroelectric generation facilities and related assets in the first quarter of 2016, offset by $11 million of capital expenditures. Verso Holdings’ investing cash flows are the same as those of Verso in all material respects.

Financing activities.  In the first quarter of 2015, Verso’s net cash provided by financing activities was $45 million, and resulted primarily from net borrowings on our pre-petition revolving credit facilities. In the first quarter of 2016, net cash used in financing activities of $77 million, resulted primarily from net payments on pre-petition revolving credit facilities of $299 million, offset by proceeds from debtor-in-possession revolving credit facilities of $68 million and debtor-in-possession term loan of $175 million. Cash flows used in financing activities in the first quarter of 2016, also included $21 million of debt issuance costs associated with the debtor in possession financing. Verso Holdings’ financing cash flows are the same as those of Verso in all material respects.

DIP Financing - In connection with the Chapter 11 Cases, Verso Finance, Verso Holdings and certain of its subsidiaries entered into the Verso DIP Facility (as defined below) in an aggregate principal amount of up to $100 million, and NewPage Corp and certain of its subsidiaries entered into the NewPage DIP ABL Facility (as defined below) in an aggregate principal amount of up to $325 million and the NewPage DIP Term Loan Facility (as defined below) in an aggregate principal amount of $350 million. The NewPage DIP Term Loan Facility consists of $175 million of new money term loans and $175 million of “rolled up” loans refinancing loan outstanding under the existing term loan facility of NewPage Corp outstanding on the Petition Date (i.e., such loans were deemed to become loans under the NewPage DIP Term Loan Facility). On January 28, 2016, up to $550 million in loans under the DIP Facilities became available for borrowing following the entry of an order by the Bankruptcy Court approving the DIP Facilities on an interim basis on January 27, 2016. The Bankruptcy Court entered orders approving the DIP Facilities on a final basis on March 2, 2016.

The issuers and guarantors of the Verso DIP Facility do not guarantee the obligations under the NewPage DIP Facilities, and the borrower and the guarantors under the NewPage DIP Facilities do not guarantee the obligations under the Verso DIP Facility.

Verso DIP Facility
On January 26, 2016, Verso Holdings, Verso Finance, each of the subsidiaries of Verso Holdings party thereto, the lenders party thereto, Citibank, N.A., as administrative agent, Citigroup Global Markets Inc. and Wells Fargo Bank, N.A., as joint bookrunners and lead arrangers, and Wells Fargo Bank, N.A., as documentation agent, entered into a Superpriority Secured Debtor-in-Possession Credit Agreement, or the “Verso DIP Facility,” relating to an asset-backed credit facility in an aggregate principal amount of up to $100 million, subject to a borrowing base calculation. All borrowings under the Verso DIP Facility are limited to a borrowing base equal to roughly 85% of the eligible accounts receivable plus the lesser of (i) 80% of book value and (ii) 85% of the liquidation value of the eligible inventory, each term as defined in the Verso DIP Facility. The Verso DIP Facility also includes a sub-facility for letters of credit in an aggregate amount of up to $50 million. The Verso DIP Facility was entered into for working capital and general corporate purposes, including to refinance indebtedness under Verso Holdings’ existing first lien asset-backed revolving credit agreement.
The Verso DIP Facility matures on July 28, 2017 unless, prior to the end of such term, (a) a plan of reorganization filed in the Chapter 11 Cases is confirmed pursuant to an order entered by the Bankruptcy Court, or (b) the loans are accelerated and commitments terminated in accordance with the terms of the Verso DIP Facility.
Borrowings under the Verso DIP Facility bear interest at a rate equal to an applicable margin plus, at Verso Holdings’ option, either (a) a base rate determined by reference to the highest of (1) the U.S. federal funds rate plus 0.50%, (2) the prime rate of the administrative agent, and (3) the adjusted LIBO (as defined below) rate for a one-month interest period plus 1.00%, or (b) a eurocurrency rate, or “LIBOR,” determined by reference to the costs of funds for eurocurrency deposits in dollars in the London interbank market for the interest period relevant to such borrowing, adjusted for certain additional costs. The applicable margin for advances under the Verso DIP Facility is 1.50% for base rate advances and 2.50% for LIBO rate advances. Verso Holdings will pay commitment fees for the unused amount of commitments under the Verso DIP Facility at an annual rate equal to 0.75%. As of March 31, 2016, the Verso DIP Facility had no balance outstanding, $30 million in letters of credit issued, and $52 million available for future borrowing.
Subject to minimum prepayment amounts, Verso Holdings has the right to prepay loans under the Verso DIP Facility at any time without prepayment penalty, other than customary “breakage” costs with respect to eurocurrency loans. The Verso DIP Facility is subject to mandatory prepayments equal to the amount that the excess availability thereunder falls below certain specified levels.
Verso Finance and certain subsidiaries of Verso Holdings, including Verso Paper LLC, Verso Paper Inc., Verso Androscoggin LLC, Bucksport Leasing LLC, Verso Sartell LLC, Verso Quinnesec LLC, Verso Quinnesec REP Holding Inc., Verso Maine Energy LLC, Verso Fiber Farm LLC, nexTier Solutions Corporation and NewPage, have agreed to guarantee borrowings under the Verso DIP Facility. Such guarantors do not include NewPage LLC and its direct and indirect subsidiaries. The obligations under the Verso DIP Facility constitute, subject to carve-outs for certain fees and expenses, superpriority administrative expense claims in the Chapter 11 Cases, secured by a perfected first priority security interest and liens on most inventory, accounts receivable, bank accounts and certain other assets of the loan parties to the Verso DIP Facility, and a perfected junior security interest and liens on most other assets of the loan parties to the Verso DIP Facility.
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
NewPage DIP Facilities
On January 26, 2016, NewPage LLC, NewPage Corp, each of the subsidiaries of NewPage Corp party thereto, the lenders party thereto, Barclays Bank PLC, as administrative agent and collateral agent, BMO Harris Bank N.A., as co-collateral agent, Wells Fargo Bank, National Association, as syndication agent, and Barclays Bank PLC, BMO Capital Markets Corp and Wells Fargo Bank, National Association, as joint lead arrangers and joint bookrunners, entered into a Superpriority Senior Debtor-in-Possession Asset-Based Revolving Credit Agreement, or the “NewPage DIP ABL Facility,” relating to an asset-backed credit facility in an aggregate principal amount of up to $325 million, subject to a borrowing base calculation. All borrowings under the NewPage DIP ABL Facility are limited to a borrowing base equal to roughly 85% of the eligible accounts receivable plus the lesser of (i) 80% of book value and (ii) 85% of the liquidation value of the eligible inventory, each term as defined in the NewPage DIP ABL Facility. The NewPage DIP ABL Facility also includes a sub-facility for letters of credit in an aggregate amount of $100 million. On the same date, NewPage LLC, NewPage Corp, each of the subsidiaries of NewPage Corp party thereto, the lenders party thereto, Barclays Bank PLC, as administrative agent and collateral agent, and Barclays Bank PLC, as lead arranger and bookrunner, entered into a Superpriority Senior Debtor-in-Possession Term Loan Agreement, or the “NewPage Term Loan DIP Facility” and, together with the NewPage DIP ABL Facility, the “NewPage DIP Facilities,” in an aggregate principal amount of up to $350 million consisting of $175 million of new money term loans and $175 million of “rolled up” loans refinancing loan outstanding under the existing term loan facility of NewPage Corp and the other parties thereto. The NewPage DIP Facilities were entered into for working capital and general corporate purposes, including to refinance indebtedness under NewPage Corp’s existing senior secured asset-backed revolving credit facility.
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
Borrowings under the NewPage DIP Facilities bear interest at a rate equal to an applicable margin plus, at NewPage Corp’s option, either (a) a base rate determined by reference to the highest of (1) the U.S. federal funds rate plus 0.50%, (2) the prime rate of the administrative agent, and (3) the adjusted LIBO rate for a one-month interest period plus 1.00%, or (b) a LIBO rate for the interest period relevant to such borrowing, adjusted for certain additional costs (provided that LIBO will be no less than 0% in the case of the NewPage DIP ABL Facility and no less than 1.50% in the case of the NewPage Term Loan DIP Facility). The applicable margin for advances under the NewPage DIP ABL Facility is 1.50% for base rate advances and 2.50% for LIBO rate advances, and the applicable margin for advances under the NewPage Term Loan DIP Facility is 8.50% for base rate advances and 9.50% for LIBO rate advances. Interest that accrues from time to time on any “rolled up” term loans under the NewPage Term Loan DIP Facility will be capitalized, compounded and added to the unpaid principal amount of such “rolled up” loans on the applicable interest payment date. NewPage Corp will pay commitment fees for the unused amount of commitments under the NewPage DIP Facilities at an annual rate equal to 0.375%. As of March 31, 2016, the NewPage DIP ABL Facility had $68 million outstanding balance, $51 million letters of credit issued, and $169 million available for future borrowing.
Subject to minimum prepayment amounts, NewPage Corp has the right to prepay loans under the NewPage DIP Facilities at any time without prepayment penalty, other than customary “breakage” costs. The NewPage DIP Facilities are subject to mandatory prepayments resulting from incurrence of indebtedness not permitted by the NewPage DIP Facilities, sales of collateral exceeding specified thresholds, and, in the case of the NewPage DIP ABL Facility, usage exceeding the availability thereunder.
NewPage LLC, and all of NewPage Corp’s existing and future direct and indirect wholly owned subsidiaries, or the “NewPage Guarantors,” subject to certain exceptions, have agreed to guarantee borrowings under the NewPage DIP Facilities. Debt outstanding under the NewPage DIP Facilities is secured by substantially all of the assets of NewPage Corp and the guarantors under the NewPage DIP Facilities, subject to certain exceptions.

Subject to carveouts for certain fees and expenses, the obligations under the NewPage DIP ABL Facility constitute superpriority administrative expense claims in the Chapter 11 Cases, secured by a perfected first priority security interest and liens with respect to most inventory, accounts receivable, bank accounts and certain other assets of NewPage Corp and the NewPage Guarantors (the “ABL Priority Collateral”), and a perfected junior priority security interest and liens with respect to the Term Loan Priority Collateral (as defined below). Subject to carveouts for certain fees and expenses, the obligations under the NewPage Term DIP Facility constitute superpriority administrative expense claims in the Chapter 11 Cases, secured by a perfected first priority security interest and liens with respect all of the loan party’s collateral that is not ABL Priority Collateral, or the “Term Loan Priority Collateral,” and a perfected junior priority security interest and liens with respect to ABL Priority Collateral.
The NewPage DIP Facilities contain provisions requiring the attainment of various milestones regarding a plan of reorganization to be submitted in connection with the Chapter 11 Cases, including an acceptable plan of reorganization becoming effective July 11, 2017.
The NewPage DIP ABL Facility requires the maintenance of minimum EBITDA tested monthly based on amounts set forth therein and a minimum availability at any time of $15 million until January 28, 2017, increasing to $20 million thereafter. The NewPage Term Loan DIP Facility requires the maintenance of minimum EBITDA tested monthly based on amounts set forth therein, and contains covenants relating to minimum cumulative collections tested monthly based on amounts set forth therein. The NewPage DIP Facilities also contain certain covenants which, among other things, and subject to certain exceptions, restrict NewPage Corp’s ability to incur additional debt or liens, pay dividends, repurchase its common stock, prepay certain other indebtedness, sell, transfer, lease, or dispose of assets, and make investments in or merge with another company. If NewPage Corp were to violate any of the covenants under the NewPage DIP Facilities and were unable to obtain a waiver, it would be considered a default. If NewPage Corp were in default under the NewPage DIP Facilities, no additional borrowings under the applicable facility would be available until the default was waived or cured, and all obligations would become immediately due and payable. The NewPage DIP Facilities provide for customary events of default, including a cross-event of default provision in respect of post-petition or unstayed indebtedness in excess of $15 million and other debtor-in-possession financing, including those for Verso Finance, Verso Holdings, and certain of their subsidiaries.
Covenant Compliance

Verso DIP Facility
The Verso DIP Facility contains provisions requiring the attainment of various milestones regarding a plan of reorganization to be submitted in connection with the Chapter 11 Cases, including an acceptable plan of reorganization becoming effective by July 11, 2017. It requires the maintenance of minimum EBITDA tested monthly, beginning March 31, 2016, based on amounts set forth therein and a minimum availability tested at the close of each business day of $5 million until July 28, 2016, or the “Verso DIP Closing Date,” $7.5 million from July 28, 2016 to January 28, 2017, and $10 million thereafter. The Verso DIP Facility also contains certain covenants which, among other things, and subject to certain exceptions, restrict Verso Holdings’ ability to incur additional debt or liens, pay dividends, repurchase its limited liability company interests, prepay certain other indebtedness, sell, transfer, lease, or dispose of assets, and make investments in or merge with another company. If Verso Holdings were to violate any of the covenants under the Verso DIP Facility and were unable to obtain a waiver, it would be considered a default. If Verso Holdings were in default under the Verso DIP Facility, no additional borrowings thereunder would be available until the default was waived or cured, and all obligations would become immediately due and payable. The Verso DIP Facility provides for customary events of default, including a cross-event of default provision in respect of post-petition or unstayed indebtedness in excess of $15 million and the NewPage DIP Facilities.
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
The NewPage DIP Term Loan Facility requires the maintenance of minimum EBITDA tested monthly based on amounts set forth therein, and contains covenants relating to minimum cumulative collections tested monthly based on amounts set forth therein.

Subject to minimum prepayment amounts, NewPage Corp has the right to prepay loans under the NewPage DIP Facilities at any time without prepayment penalty, other than customary “breakage” costs. The NewPage DIP Facilities are subject to mandatory prepayments resulting from incurrence of indebtedness not permitted by the NewPage DIP Facilities, sales of collateral exceeding specified thresholds, and, in the case of the NewPage DIP ABL Facility, usage exceeding the availability thereunder.
The NewPage DIP Facilities also contain certain covenants which, among other things, and subject to certain exceptions, restrict NewPage Corp’s ability to incur additional debt or liens, pay dividends, repurchase its common stock, prepay certain other indebtedness, sell, transfer, lease, or dispose of assets, and make investments in or merge with another company. If NewPage Corp were to violate any of the covenants under the NewPage DIP Facilities and were unable to obtain a waiver, it would be considered a default. If NewPage Corp were in default under the NewPage DIP Facilities, no additional borrowings under the applicable facility would be available until the default was waived or cured, and all obligations would become immediately due and payable. The NewPage DIP Facilities provide for customary events of default, including a cross-event of default provision in respect of post-petition or unstayed indebtedness in excess of $15 million and other debtor-in-possession financing, including those for Verso Finance, Verso Holdings, and certain of their subsidiaries.
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

Recent Accounting Developments

Accounting Guidance Adopted in 2016

ASC Topic 323, Investments – Equity Method and Joint Ventures. In March 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-07, Investments - Equity Method and Joint Ventures: Simplifying the Transition to the Equity Method of Accounting, changes the requirements for equity method accounting when an investment qualifies for use of the equity method as a result of an increase in the investor’s ownership interest in or degree of influence over an investee.  The guidance (i) eliminates the need to retroactively apply the equity method of accounting upon qualifying for such treatment, (ii) requires that the cost of acquiring the additional interest in an investee be added to the basis of the previously held interest and (iii) requires that unrealized holding gains or losses for available-for-sale equity securities that qualify for the equity method of accounting be recognized in earnings at the date the investment becomes qualified for use of the equity method of accounting. The Company adopted this guidance on January 1, 2016 on a prospective basis and it did not impact our Unaudited Condensed Consolidated Financial Statements.

ASC Topic 810, Consolidation. In February 2015, the FASB issued ASU 2015-02, Consolidation, which amends the requirements for consolidation and significantly changes the consolidation analysis required. This ASU is effective for annual reporting periods beginning after December 15, 2015, and interim periods within those years. The Company adopted this guidance on January 1, 2016 on a prospective basis and it did not impact our Unaudited Condensed Consolidated Financial Statements.

ASC Topic 805, Business Combinations. In September 2015, the FASB issued ASU 2015-16, Simplifying the Accounting for Measurement-Period Adjustments. This guidance eliminates the requirement for an acquirer in a business combination to account for measurement-period adjustments retrospectively. The acquirer must record, in the same period's financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. This guidance is effective for fiscal years beginning after December 15, 2015, and early adoption is permitted. The Company adopted this guidance on January 1, 2016 on a prospective basis and it did not impact our Unaudited Condensed Consolidated Financial Statements.

Accounting Guidance Not Yet Adopted

ASC Topic 606, Revenue from Contracts with Customers. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606). This guidance amends the principal-versus-agent implementation guidance and illustrations in the ASU 2014-09. It clarifies that an entity should determine whether it is a principal or an agent for each specified good or service promised in a contract with a customer. Thus, in a contract involving more than one specified good or service, the entity could be a principal for some specified goods or services and an agent for others. This ASU has the same effective date as the ASU 2015-14.

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

We are currently evaluating the timing of adoption and the potential impact of this standard on our Unaudited Condensed Consolidated Financial Statements.

ASC Topic 205, Presentation of Financial Statements-Going Concern. In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. This ASU provides guidance on determining when and how to disclose going concern uncertainties in the financial statements. This guidance is effective for annual periods ending after December 15, 2016, and interim periods thereafter. We are currently evaluating the timing of adoption and the potential impact of this standard on our Unaudited Condensed Consolidated Financial Statements.

ASC Topic 330, Inventory. In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory. This ASU provides that entities should measure inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business less reasonably predictable costs of completion, disposal and transportation. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method. This ASU is effective for annual reporting periods beginning after December 15, 2016, and interim periods within those years. Early adoption is permitted. We are currently evaluating the timing of adoption and the potential impact of this standard on our Unaudited Condensed Consolidated Financial Statements.
ASC Topic 825, Financial Instruments. In January 2016, the FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities. Under this standard, all equity investments except those accounted for under the equity method are required to be measured at fair value. Equity investments that do not have a readily determinable fair value may, as a practical expedient, be measured at cost, adjusted for changes in observable prices minus impairment. This standard is effective for our interim and annual periods beginning January 1, 2018. This standard must be applied using a cumulative-effect adjustment in net income to the beginning of the fiscal year of adoption, except for equity investments without a readily determinable fair value, which are to be applied prospectively to equity investments as of the adoption date. We are currently evaluating the timing of adoption and the potential impact of this standard on our Unaudited Condensed Consolidated Financial Statements.
ASC Topic 842, Leases. In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). This standard requires all leases that have a term of over 12 months to be recognized on the balance sheet with the liability for lease payments and the corresponding right-of-use asset initially measured at the present value of amounts expected to be paid over the term. Recognition of the costs of these leases on the income statement will be dependent upon their classification as either an operating or a financing lease. Costs of an operating lease will continue to be recognized as a single operating expense on a straight-line basis over the lease term. Costs for a financing lease will be disaggregated and recognized as both an operating expense (for the amortization of the right-of-use asset) and interest expense (for interest on the lease liability). This standard will be effective for our interim and annual periods beginning January 1, 2019, and must be applied on a modified retrospective basis to leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. Early adoption is permitted. We are currently evaluating the timing of adoption and the potential impact of this standard on our Unaudited Condensed Consolidated Financial Statements.
ASC Topic 718, Compensation – Stock Compensation. In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting. This standard provides for several changes to the accounting for share-based awards. Among other changes, this standard will require recognition of certain income tax effects of awards in net income in the period in which the awards are settled or vested, rather than through additional paid-in capital in the equity section of the balance sheet. The standard also changes the presentation of excess tax benefits and statutory tax withholdings in the statement of cash flows. This standard will be effective for our interim and annual periods beginning January 1, 2017; however, early adoption is permitted. Each of the various provisions within this standard has its own specified transition method; some will be applied prospectively and others will be applied on a retrospective or modified retrospective basis. We are currently evaluating the timing of adoption and the potential impact of this standard on our Unaudited Condensed Consolidated Financial Statements.

Other new accounting pronouncements issued but not effective until after March 31, 2016, are not expected to have a significant effect on our Unaudited Condensed Consolidated Financial Statements.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from fluctuations in our paper prices, interest rates, energy prices, and commodity prices for our inputs. Unless otherwise noted, the discussion of our market risks below pertains to both Verso and Verso Holdings.

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

We reach our end-users through several channels, including printers, brokers, paper merchants, and direct sales to end-users.  We sell and market our products to approximately 300 customers. During the first quarter of 2016, Veritiv Corporation accounted for approximately 20% of our total net sales.

Interest Rates

Since December 31, 2015, we and substantially all of our direct and indirect subsidiaries filed voluntary petitions for relief under the Bankruptcy Code in the Bankruptcy Court. In connection with our Chapter 11 proceedings, we entered into the DIP Facilities. Borrowings under the DIP Facilities accrue interest at a variable rate.

The NewPage DIP Term Loan Facility has a LIBOR floor of 1.5%. Assuming the NewPage DIP Term Loan Facility interest rate is at or above the LIBOR floor, a 100 basis point increase in quoted interest rates on our outstanding floating-rate debt as of March 31, 2016, would increase annual interest expense by approximately $4 million.  While we may enter into agreements limiting our exposure to higher interest rates, any such agreements may not offer complete protection from this risk.

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

Energy.  In 2016, we produced approximately 52% of our energy needs for our paper mills from sources such as waste wood, waste water, hydroelectric facilities, liquid biomass from our pulping process, and internal energy cogeneration facilities.  Our external energy purchases vary across each of our mills and include fuel oil, natural gas, coal, and electricity.  While our i nternal energy production capacity and ability to switch between certain energy sources mitigates the volatility of our overall energy expenditures, we expect prices for energy to remain volatile for the foreseeable future.  We utilize derivatives contracts as part of our risk management strategy to manage our exposure to market fluctuations in energy prices.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of Verso’s disclosure controls and procedures as of March 31, 2016.  Based upon this evaluation, and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that Verso’s disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2016.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of Verso Holdings’ disclosure controls and procedures as of March 31, 2016.  Based upon this evaluation, and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that Verso Holdings’ disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2016.

Changes in Internal Control over Financial Reporting

There were no changes in Verso’s internal control over financial reporting during the fiscal quarter ended March 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

There were no changes in Verso Holdings’ internal control over financial reporting during the fiscal quarter ended March 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

We are involved from time to time in legal proceedings incidental to the conduct of our business.  We do not believe that any liability that may result from these proceedings will have a material adverse effect on our Unaudited Condensed Consolidated Financial Statements.

ITEM 1A.   RISK FACTORS

For a detailed discussion of risk factors affecting us, see “Part I – Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.
ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

Information required by this Item 3 has been previously disclosed by us on Current Report on Form 8-K filed by us on January 26, 2016 and January 27, 2016.

ITEM 4.   MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.   OTHER INFORMATION

Not applicable.

ITEM 6.   EXHIBITS

The following exhibits are included with this report:

Exhibit Number	Description

2.1	Purchase Agreement dated as of January 6, 2016, among Eagle Creek Renewable Energy, LLC, Verso Maine Power Holdings LLC, and Verso Androscoggin Power LLC.(1)

10.1	Restructuring Support Agreement dated as of January 26, 2016 by and among the Debtors and the Consenting Creditors.(2)

10.2
Superpriority Secured Debtor-in-Possession Credit Agreement, dated as of January 26, 2016, among Verso Holdings, Verso Finance, each of the subsidiaries of Verso Holdings party thereto, the lenders party thereto, Citibank, N.A., as administrative agent, Citigroup Global Markets Inc. and Wells Fargo Bank, N.A., as joint bookrunners and lead arrangers, and Wells Fargo Bank, N.A., as documentation agent.(3)

10.3
Superpriority Senior Debtor-in-Possession Asset-Based Revolving Credit Agreement, dated as of January 26, 2016, among NewPage LLC, NewPage Corp, each of the subsidiaries of NewPage Corp party thereto, the lenders party thereto, Barclays Bank PLC, as administrative agent and collateral agent, BMO Harris Bank N.A., as co-collateral agent, Wells Fargo Bank, National Association, as syndication agent, and Barclays Bank PLC, BMO Capital Markets Corp and Wells Fargo Bank, National Association, as joint lead arrangers and joint bookrunners.(3)

10.4
Superpriority Senior Debtor-in-Possession Term Loan Agreement, dated as of January 26, 2016, among NewPage LLC, NewPage Corp, each of the subsidiaries of NewPage Corp party thereto, the lenders party thereto, Barclays Bank PLC, as administrative agent and collateral agent, and Barclays Bank PLC, as lead arranger and book runner.(3)

10.5
Notice and First Amendment to Credit Agreement, dated March 3, 2016, which amends the Superpriority Senior Debtor-in-Possession Term Loan Agreement, dated as of January 26, 2016, among NewPage LLC, NewPage Corp, each of the subsidiaries of NewPage Corp party thereto, the lenders party thereto, Barclays Bank PLC, as administrative agent and collateral agent, and Barclays Bank PLC, as lead arranger and book runner.(4)

10.6
First Amendment, dated as of March 31, 2016, to the Superpriority Secured Debtor-in-Possession Credit Agreement, dated as of January 26, 2016, among Verso Holdings, Verso Finance, each of the subsidiaries of Verso Holdings party thereto, the lenders party thereto, Citibank, N.A., as administrative agent, Citigroup Global Markets Inc. and Wells Fargo Bank, N.A., as joint bookrunners and lead arrangers, and Wells Fargo Bank, N.A., as documentation agent.(5)

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

_____________

(1) Incorporated by reference to Verso Corporation’s Current Report on Form 8‑K, filed with the SEC on January 7, 2016.
(2) Incorporated by reference to Verso Corporation’s and Verso Paper Holdings LLC’s Current Report on Form 8‑K, filed with the SEC on January 27, 2016.
(3) Incorporated by reference to Verso Corporation’s and Verso Paper Holdings LLC’s Current Report on Form 8‑K/A, filed with the SEC on January 28, 2016.
(4) Incorporated by reference to Verso Corporation’s and Verso Paper Holdings LLC’s Current Report on Form 8‑K, filed with the SEC on March 8, 2016.
(5) Incorporated by reference to Verso Corporation’s and Verso Paper Holdings LLC’s Annual Report on Form 10‑K, filed with the SEC on April 14, 2016.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 20, 2016
VERSO CORPORATION

	By:	/s/ David J. Paterson
David J. Paterson President and Chief Executive Officer

By:	/s/ Allen J. Campbell
Allen J. Campbell Senior Vice President and Chief Financial Officer

Date: May 20, 2016
VERSO PAPER HOLDINGS LLC

	By:	/s/ David J. Paterson
David J. Paterson President and Chief Executive Officer

By:	/s/ Allen J. Campbell
Allen J. Campbell Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

The following exhibits are included with this report:

Exhibit Number	Description

2.1	Purchase Agreement dated as of January 6, 2016, among Eagle Creek Renewable Energy, LLC, Verso Maine Power Holdings LLC, and Verso Androscoggin Power LLC.(1)

10.1	Restructuring Support Agreement dated as of January 26, 2016 by and among the Debtors and the Consenting Creditors.(2)

10.2
Superpriority Secured Debtor-in-Possession Credit Agreement, dated as of January 26, 2016, among Verso Holdings, Verso Finance, each of the subsidiaries of Verso Holdings party thereto, the lenders party thereto, Citibank, N.A., as administrative agent, Citigroup Global Markets Inc. and Wells Fargo Bank, N.A., as joint bookrunners and lead arrangers, and Wells Fargo Bank, N.A., as documentation agent.(3)

10.3
Superpriority Senior Debtor-in-Possession Asset-Based Revolving Credit Agreement, dated as of January 26, 2016, among NewPage LLC, NewPage Corp, each of the subsidiaries of NewPage Corp party thereto, the lenders party thereto, Barclays Bank PLC, as administrative agent and collateral agent, BMO Harris Bank N.A., as co-collateral agent, Wells Fargo Bank, National Association, as syndication agent, and Barclays Bank PLC, BMO Capital Markets Corp and Wells Fargo Bank, National Association, as joint lead arrangers and joint bookrunners.(3)

10.4
Superpriority Senior Debtor-in-Possession Term Loan Agreement, dated as of January 26, 2016, among NewPage LLC, NewPage Corp, each of the subsidiaries of NewPage Corp party thereto, the lenders party thereto, Barclays Bank PLC, as administrative agent and collateral agent, and Barclays Bank PLC, as lead arranger and book runner.(3)

10.5
Notice and First Amendment to Credit Agreement, dated March 3, 2016, which amends the Superpriority Senior Debtor-in-Possession Term Loan Agreement, dated as of January 26, 2016, among NewPage LLC, NewPage Corp, each of the subsidiaries of NewPage Corp party thereto, the lenders party thereto, Barclays Bank PLC, as administrative agent and collateral agent, and Barclays Bank PLC, as lead arranger and book runner.(4)

10.6
First Amendment, dated as of March 31, 2016, to the Superpriority Secured Debtor-in-Possession Credit Agreement, dated as of January 26, 2016, among Verso Holdings, Verso Finance, each of the subsidiaries of Verso Holdings party thereto, the lenders party thereto, Citibank, N.A., as administrative agent, Citigroup Global Markets Inc. and Wells Fargo Bank, N.A., as joint bookrunners and lead arrangers, and Wells Fargo Bank, N.A., as documentation agent.(5)

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

_____________

(1) Incorporated by reference to Verso Corporation’s Current Report on Form 8‑K, filed with the SEC on January 7, 2016.
(2) Incorporated by reference to Verso Corporation’s and Verso Paper Holdings LLC’s Current Report on Form 8‑K, filed with the SEC on January 27, 2016.
(3) Incorporated by reference to Verso Corporation’s and Verso Paper Holdings LLC’s Current Report on Form 8‑K/A, filed with the SEC on January 28, 2016.
(4) Incorporated by reference to Verso Corporation’s and Verso Paper Holdings LLC’s Current Report on Form 8‑K, filed with the SEC on March 8, 2016.
(5) Incorporated by reference to Verso Corporation’s and Verso Paper Holdings LLC’s Annual Report on Form 10‑K, filed with the SEC on April 14, 2016.