Form 10-Q
period 2016-06-30
Verso Corp
filed 2016-08-15
CIK 1421182

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________
FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
☑ Yes ☐ No

As of July 31, 2016, Verso Corporation had 33,366,784 shares of Class A common stock, par value $0.01 per share, and 1,023,859 shares of Class B common stock, par value $0.01 per share, outstanding.

Entity Names and Organization

Verso Corporation is the ultimate parent entity and the sole member of Verso Paper Finance Holdings One LLC, which is the sole member of Verso Paper Finance Holdings LLC, which is the sole member of Verso Paper Holdings LLC.  As used in this report, the term “Verso” refers to Verso Corporation; the term “Verso Finance” refers to Verso Paper Finance Holdings LLC; the term “Verso Holdings” refers to Verso Paper Holdings LLC; the term “NewPage” refers to NewPage Holdings Inc., which is an indirect, wholly owned subsidiary of Verso; the term “NewPage Corp” refers to NewPage Corporation, which is an indirect, wholly owned subsidiary of NewPage; and the term for any such entity includes its direct and indirect subsidiaries when referring to the entity’s consolidated financial condition or results.  Unless otherwise noted, references to “the Company,” “we,” “us,” and “our” refer to Verso.

As previously disclosed, on January 26, 2016, or the “Petition Date,” Verso announced that Verso and substantially all of its direct and indirect subsidiaries, or collectively referred to herein as the “Debtors,” filed voluntary petitions for relief under Chapter 11 of Title 11 of the United States Code, or the “Bankruptcy Code,” in the United States Bankruptcy Court for the District of Delaware, or the “Bankruptcy Court.” Our then board of directors authorized the filing of the Chapter 11 cases to facilitate a debt restructuring necessary to strengthen the company’s balance sheet and to position Verso for long-term success.

On June 23, 2016, the Bankruptcy Court entered an order, confirming the Debtors’ First Modified Third Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code dated as of June 20, 2016, or the “Plan.” Subsequent to period end, on July 15, 2016, or the “Effective Date,” the Plan became effective pursuant to its terms and the Debtors emerged from their chapter 11 cases (see Note 2).

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

The following factors, among others, could cause actual results to differ from those set forth in the forward-looking statements: the impact of our bankruptcy filings and the related Chapter 11 bankruptcy process on our business, financial condition or results of operations; intense competition in the paper manufacturing industry; changes in the costs of raw materials and purchased energy; developments in alternative media, which are expected to adversely affect the demand for some of our key products, and the effectiveness of our responses to these developments; rising postal costs; any additional closure and other restructuring costs; negative publicity, even if unjustified; any failure to comply with environmental or other laws or regulations, even if inadvertent; legal proceedings or disputes; any labor disputes; and the potential risks and uncertainties described in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, and Part I, Item II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other sections of this Quarterly Report on Form 10-Q as well as those discussed in Verso’s other filings with the Securities and Exchange Commission, or the “SEC,” from time to time.  Except as required by law, we assume no obligation to update any forward-looking statement made in this Quarterly Report to reflect subsequent events or circumstances or actual outcomes.

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

VERSO CORPORATION
(A DEBTOR-IN-POSSESSION)
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,
(Dollars in millions)	2015	2016
ASSETS
Current assets:
Cash and cash equivalents	$4	$26
Accounts receivable, net	226	205
Inventories	484	498
Assets held for sale	5	—
Prepaid expenses and other assets	32	27
Total current assets	751	756
Property, plant, and equipment, net	1,857	1,668
Intangibles and other assets, net	102	99
Total assets	$2,710	$2,523
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$113	$109
Accrued liabilities	267	136
Current maturities of long-term debt	2,879	454
Total current liabilities	3,259	699
Other liabilities	634	608
Liabilities subject to compromise	—	2,518
Total liabilities	3,893	3,825
Commitments and contingencies (Note 12)	—	—
Equity:
Preferred stock -- par value $0.01 (20,000,000 shares authorized, no shares issued)	—	—
Common stock -- par value $0.01 (250,000,000 shares authorized with 82,115,543 shares issued and 81,874,254 outstanding on December 31, 2015, and with 82,115,543 shares issued and 81,822,507 outstanding on June 30, 2016)	1	1
Treasury stock -- at cost (241,289 shares on December 31, 2015 and 293,036 shares on June 30, 2016)	(1)	(1)
Paid-in-capital	321	322
Retained deficit	(1,402)	(1,523)
Accumulated other comprehensive loss	(102)	(101)
Total deficit	(1,183)	(1,302)
Total liabilities and equity	$2,710	$2,523
See notes to Unaudited Condensed Consolidated Financial Statements.

VERSO CORPORATION
(A DEBTOR-IN-POSSESSION)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in millions, except per share amounts)	2015	2016	2015	2016
Net sales	$778	$630	$1,584	$1,320
Costs and expenses:
Cost of products sold (exclusive of depreciation, amortization and depletion)	657	548	1,385	1,166
Depreciation, amortization and depletion	64	45	121	93
Selling, general and administrative expenses	46	40	101	87
Restructuring charges	6	7	28	151
Other operating income	—	—	—	(57)
Operating income (loss)	5	(10)	(51)	(120)
Interest expense	67	11	133	37
Reorganization items, net	—	12	—	(36)
Loss before income taxes	(62)	(33)	(184)	(121)
Income tax benefit	(2)	—	(2)	—
Net loss	$(60)	$(33)	$(182)	$(121)
Loss per common share:
Basic	$(0.73)	$(0.40)	$(2.25)	$(1.48)
Diluted	(0.73)	(0.40)	(2.25)	(1.48)
Weighted average common shares outstanding (in thousands)
Basic	81,763	81,828	80,722	81,849
Diluted	81,763	81,828	80,722	81,849
See notes to Unaudited Condensed Consolidated Financial Statements.

VERSO CORPORATION
(A DEBTOR-IN-POSSESSION)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in millions)	2015	2016	2015	2016
Net loss	$(60)	(33)	$(182)	$(121)
Defined benefit pension plan amortization of net loss and prior service cost	1	1	1	1
Other comprehensive income	1	1	1	1
Comprehensive loss	$(59)	$(32)	$(181)	$(120)
See notes to Unaudited Condensed Consolidated Financial Statements.

VERSO CORPORATION
(A DEBTOR-IN-POSSESSION)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2015 AND 2016
							Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity (Deficit)
	Common Shares	Common Stock	Treasury Shares	Treasury Stock	Paid-in-Capital	Retained Deficit
(Dollars in millions, shares in thousands)
Balance - December 31, 2014	53,435	$1	(98)	$—	$222	$(980)	$(27)	$(784)
Net loss	—	—	—	—	—	(182)	—	(182)
Other comprehensive income	—	—	—	—	—	—	1	1
Treasury shares acquired	—	—	(140)	(1)	—	—	—	(1)
Stock option exercise	14	—	—	—	—	—	—	—
Common stock issued for restricted stock, net	317	—	—	—	—	—	—	—
Stock issued for NewPage acquisition	13,607	—	—	—	46	—	—	46
Stock issued for convertible warrants	14,702	—	—	—	50	—	—	50
Equity award expense	—	—	—	—	1	—	—	1
Balance - June 30, 2015	82,075	$1	(238)	$(1)	$319	$(1,162)	$(26)	$(869)

Balance - December 31, 2015	82,115	$1	(241)	$(1)	$321	$(1,402)	$(102)	$(1,183)
Net loss	—	—	—	—	—	(121)	—	(121)
Other comprehensive income	—	—	—	—	—	—	1	1
Treasury shares acquired	—	—	(52)	—	—	—	—	—
Equity award expense	—	—	—	—	1	—	—	1
Balance - June 30, 2016	82,115	$1	(293)	$(1)	$322	$(1,523)	$(101)	$(1,302)
See notes to Unaudited Condensed Consolidated Financial Statements.

VERSO CORPORATION
(A DEBTOR-IN-POSSESSION)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
(Dollars in millions)	2015	2016
Net cash (used in) provided by operating activities	$(185)	$39
Cash Flows From Investing Activities:
Proceeds from sale of assets	51	63
Transfers from (to) restricted cash, net	1	(3)
Capital expenditures	(25)	(29)
Cash acquired in acquisition	128	—
Other investing activities	(5)	—
Net cash provided by investing activities	150	31
Cash Flows From Financing Activities:
Borrowings on revolving credit facilities	526	147
Payments on revolving credit facilities	(483)	(446)
Borrowings on debtor-in-possession revolving credit facilities	—	265
Payments on debtor-in-possession revolving credit facilities	—	(167)
Proceeds from debtor-in-possession Term Loan	—	175
Debt issuance costs	—	(22)
Net cash provided by (used in) financing activities	43	(48)
Change in cash and cash equivalents	8	22
Cash and cash equivalents at beginning of period	6	4
Cash and cash equivalents at end of period	$14	$26
Noncash investing and financing activities:
Notes issued for NewPage acquisition	$663	$—
Stock issued for NewPage acquisition	46	—
Stock issued for convertible warrants	50	—
Conversion of accrued interest to long-term debt	19	—
Reduction in debt for debt modification	(10)	(1)
Increase in debt from paid in kind (PIK) interest	1	6
See notes to Unaudited Condensed Consolidated Financial Statements.

VERSO CORPORATION (DEBTOR-IN-POSSESSION)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2015 AND JUNE 30, 2016, AND FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED JUNE 30, 2015 AND 2016

1.  BACKGROUND AND BASIS OF PRESENTATION

Verso Corporation is the ultimate parent entity and the sole member of Verso Paper Finance Holdings One LLC, which is the sole member of Verso Paper Finance Holdings LLC, which is the sole member of Verso Paper Holdings LLC.  As used in this report, the term “Verso” refers to Verso Corporation; the term “Verso Finance” refers to Verso Paper Finance Holdings LLC; the term “Verso Holdings” refers to Verso Paper Holdings LLC; the term “NewPage” refers to NewPage Holdings Inc., an indirect, wholly owned subsidiary of Verso; the term “NewPage Corp” refers to NewPage Corporation, an indirect, wholly owned subsidiary of NewPage; and the term for any such entity includes its direct and indirect subsidiaries when referring to the entity’s consolidated financial condition or results.  Unless otherwise noted, references to “Verso,” “the Company,” “we,” “us,” and “our” refer collectively to Verso Corporation.

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

Basis of Presentation — This report contains the Unaudited Condensed Consolidated Financial Statements of Verso as of June 30, 2016, and for the three-month and six-month periods ended June 30, 2016 and 2015. The December 31, 2015, Unaudited Condensed Consolidated Balance Sheet data was derived from audited financial statements but it does not include all disclosures required annually by accounting principles generally accepted in the United States of America, or “GAAP.”  In the opinion of Management, the accompanying Unaudited Condensed Consolidated Financial Statements include all adjustments that are necessary for the fair presentation of Verso’s respective financial conditions, results of operations, and cash flows for the interim periods presented.  Except as disclosed in the notes to the Unaudited Condensed Consolidated Financial Statements, such adjustments are of a normal, recurring nature.  Variable interest entities for which Verso is the primary beneficiary are consolidated (see Note 11).  Intercompany balances and transactions are eliminated in consolidation.  The results of operations and cash flows for the interim periods presented may not necessarily be indicative of full-year results.  It is suggested that these financial statements be read in conjunction with the audited consolidated financial statements and notes thereto of Verso contained in its Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

2. BANKRUPTCY RELATED DISCLOSURES
Chapter 11 Filing
On January 26, 2016, or the “Petition Date,” we and substantially all of our direct and indirect subsidiaries, collectively, the “Debtors,” filed voluntary petitions for relief, or the “Chapter 11 Filings,” under Chapter 11 of Title 11 of the United States Code, or the “Bankruptcy Code,” in the United States Bankruptcy Court for the District of Delaware, the “Bankruptcy Court.” The Chapter 11 Filings constituted an event of default and automatic acceleration under the agreements governing all of our debt (excluding the $23 million loan from Verso Finance Holdings to Chase NMTC Verso Investment Fund). The chapter 11 cases, or the “Chapter 11 Cases,” were consolidated for procedural purposes only and administered jointly under the caption “In re: Verso Corporation, et al., Case No. 16-10163.” During the pendency of the Chapter 11 Cases, we continued to manage our properties and operate our businesses as a “debtor-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.
In connection with the Chapter 11 Cases, on January 26, 2016, the Company entered into a Restructuring Support Agreement, or “RSA,” with creditors who collectively held at least a majority in principal amount of substantially all tranches of the Company’s outstanding debt, or the “Consenting Creditors.” The RSA contemplated the implementation of a restructuring through a conversion of approximately $2.3 billion of our outstanding debt into equity. The RSA incorporated the economic terms agreed to by the parties reflected in a term sheet within the RSA. The restructuring transactions were effectuated through the reorganization Plan as described below.

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
We have continued to operate in the normal course of business during the reorganization process. Unless otherwise authorized by the Bankruptcy Court, the Bankruptcy Code prohibits us from making payments to creditors on account of pre-petition claims. Vendors are, however, being paid for goods furnished and services provided after the Petition Date in the ordinary course of business.
Plan of Reorganization and Emergence from Chapter 11

On March 26, 2016, the Debtors filed a proposed joint plan of reorganization (as amended, the “Plan”) with the Bankruptcy Court together with a disclosure statement in respect of the Plan. The Plan set forth, among other things, the treatment of claims against and equity interests in the Debtors. On June 23, 2016 the Bankruptcy Court entered an order, or the “Confirmation Order,” confirming the Plan. On July 15, 2016, or the “Effective Date,” the Plan became effective pursuant to its terms and the Debtors emerged from their Chapter 11 Cases.
Key components of the Plan include:

•
Entry into an asset-based loan facility and a term loan facility upon our emergence from the Chapter 11 process on July 15, 2016. These facilities provided exit financing in an amount sufficient to repay in full all amounts outstanding under the Verso debtor-in-possession credit agreements of Verso Holdings and its subsidiaries, pay fees and expenses related to the facilities and the emergence of Verso and its subsidiaries from bankruptcy. See “Exit Financing Facilities.”

◦
The satisfaction in full in cash of claims under the Verso DIP Facility, claims under the NewPage DIP ABL Facility, claims relating to the $175 million of new money term loans under the NewPage DIP Term Loan Facility, and claims entitled to administrative expense or priority status under the Bankruptcy Code.

•
Issuance of 34,390,643 shares of stock or 100% of Verso’s equity (subject to dilution by warrants issued to certain creditors described below, or “Plan Warrants,” and equity issued to our employees under a management incentive plan) to our existing creditors in exchange for the cancellation of all of our indebtedness (principal and interest) existing as of the date of bankruptcy, or $2.6 billion.

◦
Holders of first-lien secured debt issued by Verso Holdings, including lenders under Verso Holdings’ revolving credit facilities and the holders of Verso Holdings’ 11.75% senior secured notes due 2019 (issued in 2012 and 2015), received 17,195,319 shares of Class A Common Stock or 50% of Verso’s equity and Plan Warrants to purchase 1,810,035 shares of Class A Common Stock at an initial exercise price of $27.86.

◦
Lenders under the NewPage Corp senior secured term loan and the $175 million of “rolled up” term loans under the NewPage DIP Term Loan Facility, collectively, received 15,139,745 shares of Class A Common Stock and 1,023,859 shares of Class B Common Stock or 47% of Verso’s equity.

◦	Holders of Verso Holdings’ senior debt received 980,133 shares of Class A Common Stock or 2.85% of Verso’s equity.

◦	Holders of Verso Holdings’ subordinated (unsecured) debt received 51,587 shares of Class A Common Stock or 0.15% of Verso’s equity.

•
The satisfaction in full of general unsecured claims totaling a fixed $3 million in cash (except with respect to general unsecured claims against Debtors that have only de minimis assets, which will receive no distributions under the Plan).

•	All shares of Verso’s common stock issued and outstanding immediately prior to the Effective Date were cancelled and discharged;

•	The shared services agreement between Verso, NewPage and NewPage Corp was terminated; and

•
The prior employee incentive plans and other employment agreements were terminated and any awards issued under them were no longer honored, and a new performance incentive plan was adopted by Verso. See “Performance Incentive Plan” below.

•
Termination of the Management and Transaction Fee Agreement dated as of August 1, 2006 among Verso Paper LLC, Verso Paper Investments LP, Apollo Management V, L.P., and Apollo Management VI, L.P., and all rights and remedies thereunder were terminated, extinguished, waived and released.

•	Employee retirement contracts and collective bargaining agreements will be honored by the Company upon emergence.

Exit Financing Facilities
On the Effective Date, pursuant to the terms of the Plan, Verso Holdings entered into a $375 million asset-based revolving credit facility, or the “Exit ABL Facility,” and a senior secured term loan agreement that provides for term loan commitments of $220 million with available loan proceeds of $198 million, or the “ Exit Term Loan Facility,” collectively termed the “Exit Financing Facilities.”

Verso Holdings borrowed $340 million under the Exit Financing Facilities on the Effective Date, with available loan proceeds of approximately $318 million, consisting of (i) the borrowing of $120 million under the Exit ABL Facility and (ii) the borrowing of $198 million ($220 million net of Original Issue Discount) under the Exit Term Loan Facility. The proceeds of the borrowings on the Effective Date under the Exit Financing Facilities were used (i) to repay outstanding indebtedness under the debtor-in-possession financing credit agreements, (ii) to pay outstanding allowed administrative expenses and allowed claims in accordance with the Plan, and (iii) to pay fees, costs and expenses related to and contemplated by the Exit Financing Facilities and emergence by Verso and its subsidiaries from bankruptcy. The proceeds of the borrowings under the Exit ABL Facility after the Effective Date will be used for working capital and general corporate purposes, including permitted acquisitions. As of July 15, 2016, the Exit Financing Facilities had an outstanding balance of $340 million, approximately $80 million letters of credits issued, and $171 million available for future borrowing.

The Exit ABL Facility will mature on July 15, 2021 and the Exit Term Loan Facility will mature on October 14, 2021. The outstanding borrowings under the Exit ABL Facility bear interest at a per annum rate equal to, at the option of Verso Holdings, either (i) a customary London interbank offered rate, or “LIBOR,” plus an applicable margin ranging from 1.25% to 2.00% or (ii) a customary base rate plus an applicable margin ranging from 0.25% to 1.00%, determined based upon the average excess availability under the Exit ABL Facility. Verso Holdings is also required to pay a commitment fee for the unused portion of the Exit ABL Facility, which ranges from 0.25% to 0.375% per annum, based upon the average revolver usage under the Exit ABL Facility. The outstanding borrowings under the Exit Term Loan Facility bear interest at a rate equal to, at the option of Verso Holdings, either (i) a LIBOR (subject to a floor of 1%) plus 11% or (ii) a customary base rate plus 10%. With respect to LIBOR denominated loans under the Exit Financing Facilities, Verso Holdings may elect an interest period of one, two, three or six months or such other period subject to the terms of the Exit Financing Facilities.
All obligations under the Exit Financing Facilities are unconditionally guaranteed by Verso Finance, and certain of the subsidiaries of Verso Holdings and will be secured by liens on certain assets of Verso Finance and liens on substantially all of the assets of Verso Holdings and the other guarantor subsidiaries. The security interest with respect to the Exit ABL Facility consists of a first-priority lien on the current assets of Verso Holdings and the guarantor subsidiaries, including accounts, inventory, deposit accounts, securities accounts and commodities accounts, and a second-priority lien on all other collateral. The security interest with respect to the Exit Term Loan Facility, consists of a first-priority lien on all other collateral and second-priority lien on collateral securing the Exit ABL Facility.
The Exit ABL Facility contains financial covenants requiring the Company, among other things, to maintain a minimum fixed charge coverage ratio in certain circumstances and a maximum total net leverage ratio. The Exit Financing Facilities also contain restrictions, among other things and subject to certain exceptions, on the Company’s ability to incur debt or liens, pay dividends, repurchase equity interest, prepay indebtedness, sell or dispose of assets, and make investments in or merge with another company.

The term loans provided under the Term Loan Facility are subject to quarterly principal amortization payments in an amount equal to the greater of (a) 2.00% of the initial principal amount of the term loans or (b) the excess cash flow in respect of such quarter as further described under the Term Loan Facility; however, if the liquidity of Verso Holdings is less than $75 million at any time during the 90-day period following the due date of such quarterly amortization payment or excess cash flow payment date, then the portion of such amortization amount that results in such liquidity being less than $75 million will not be payable by Verso Holdings, as further described in the Term Loan Facility. All unpaid principal amounts of the term loans are due on the final maturity date thereof.

Verso Holdings has the right to prepay loans under the ABL Facility at any time without a prepayment penalty, other than customary “breakage” costs with respect to eurocurrency loans. Any voluntary prepayment by Verso Holdings of the term loans under the Term Loan Facility will be subject to customary “breakage” costs with respect to eurocurrency loans and a 2% call premium until July 14, 2018, and a 1% call premium after July 15, 2018, but before July 14, 2020, and thereafter no call premium will apply to any voluntary prepayment of term loans. Such call premium may also apply to certain repricing amendments of the Term Loan Facility as further described therein.

Registration Rights Agreement
On the Effective Date, and in accordance with the Plan, the Company entered into a Registration Rights Agreement with two of the Company’s stockholders, who each owned 7% or more of the Company’s Class A Common Stock and were also holders of senior debt as of the Petition Date, which may become effective in the event these stockholders increase their ownership to 10% or more of the Company’s Class A Common Stock on or before October 13, 2016. If the Registration Rights Agreement becomes effective with respect to a stockholder party to the agreement, upon written request, the Company will be required to file a shelf registration statement with the SEC covering such stockholder’s Class A Common Stock no later than the 90th day following receipt by the Company of such effectiveness. The Company’s obligations under the Registration Rights Agreement terminate with respect to the Company and any given stockholder party to the agreement if such stockholder ceases to beneficially own shares of Class A Common Stock.
Plan Warrants
On the Effective Date, and in accordance with the Plan, warrants to purchase up to an aggregate of 1,810,035 shares of Class A Common Stock, or “Plan Warrants,” were issued to holders of first-lien secured debt holders. Each Plan Warrant has a 7 year term (commencing on the Effective Date) and has an initial exercise price of $27.86 per share of Class A Common Stock. The Warrant Agreement governing the Plan Warrants, or the Warrant Agreement, contains customary anti-dilution adjustments in the event of any stock split, reverse stock split, reclassification, stock dividend or other distributions. In addition, the Warrant Agreement provides for anti-dilution adjustments in the event of below market stock issuances at less than 95% of the average closing price of the Class A Common Stock for the P10D consecutive trading days immediately prior to the applicable determination date, and for pro rata repurchases of Class A Common Stock.
Performance Incentive Plan
On the Effective Date, pursuant to the operation of the Plan, the Verso Corporation Performance Incentive Plan became effective. The maximum number of shares of Class A Common Stock that may be issued or transferred pursuant to awards under this plan is 3,620,067. The Compensation Committee of the Board of Directors will administer the Verso Corporation Performance Incentive Plan.
Financial Reporting Under Reorganization
The Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q have been prepared to reflect the application of Financial Accounting Standards Board, or “FASB” Accounting Standards Codification, or “ASC” 852, Reorganizations, which is a critical accounting policy. During the pendency of the Chapter 11 Cases, expenses, gains and losses directly associated with reorganization proceedings were reported as Reorganization items, net in the accompanying Unaudited Condensed Consolidated Statement of Operations. In addition, liabilities subject to compromise in the Chapter 11 Cases were distinguished from liabilities of non-filing entities, fully secured liabilities not expected to be compromised and from post-petition liabilities in the accompanying Unaudited Condensed Consolidated Statement of Financial Position as of June 30, 2016. Where there was uncertainty about whether a secured claim would be paid or impaired under the Chapter 11 Cases, we classified the entire amount of the claim as a liability subject to compromise. The amount of liabilities subject to compromise represents our estimate, where an estimate is determinable, of known or potential pre-petition claims to be addressed in connection with the bankruptcy proceedings. Such liabilities are reported at our current estimate, where an estimate is determinable, of the allowed claim amounts, even though the claims may be settled for different amounts. These claims remain subject to future adjustments, which may result from: negotiations; actions of the Bankruptcy Court; disputed claims; rejection of contracts and unexpired leases; the determination as to the value of any collateral securing claims; proofs of claims; or other events.
Effective as of the Petition Date we ceased recording interest expense on outstanding pre-petition debt classified as liabilities subject to compromise. Contractual interest expense represents amounts due under the contractual terms of outstanding pre-petition debt classified as liabilities subject to compromise. Contractual interest is reported below.

In connection with the Company’s emergence from the Chapter 11 Cases on the Effective Date, the Company expect to adopt fresh-start accounting, which will result in Verso becoming a new entity for financial reporting purposes. Upon adoption of fresh-start accounting, the Company’s assets and liabilities will be recorded at their fair value as of the fresh-start reporting date or Effective Date. The fair values of the Company’s assets and liabilities as of that date may differ materially from the recorded values of its assets and liabilities as reflected in its historical consolidated financial statements. In addition, the Company’s adoption of fresh-start accounting may materially affect its results of operations following the fresh-start reporting dates, as the Company will have a new basis in its assets and liabilities. Consequently, the Company’s financial statements on or after the Effective Date will not be comparable with the financial statements prior to that date and the historical financial statements will not be reliable indicators of its financial condition and results of operations for any period after it adopts fresh-start accounting. The Company is in the process of evaluating the potential impact of the fresh-start accounting on its consolidated financial statements.
Where there was uncertainty about whether a secured claim would be paid or impaired under the Chapter 11 Cases, we classified the entire amount of the claim as a liability subject to compromise. The amount of liabilities subject to compromise represents our estimate, where an estimate is determinable, of known or potential pre-petition claims to be addressed in connection with the bankruptcy proceedings. Such liabilities are reported at our current estimate, where an estimate is determinable, of the allowed claim amounts, even though the claims may be settled for different amounts. These claims remain subject to future adjustments, which may result from: negotiations; actions of the Bankruptcy Court; disputed claims; rejection of contracts and unexpired leases; the determination as to the value of any collateral securing claims; proofs of claims; or other events.

Liabilities subject to compromise

The amounts classified as liabilities subject to compromise, or “LSTC,” reflect the Company's estimate of pre-petition liabilities and other expected allowed claims to be addressed in the Chapter 11 Cases and may be subject to future adjustment as the Chapter 11 Cases proceed. Debt amounts exclude related unamortized deferred financing costs, discounts/premiums, and deferred gains which were written off to Reorganization items, net, in the accompanying Unaudited Condensed Consolidated Statement of Operations for the six months ended June 30, 2016. Amounts classified to LSTC do not include pre-petition liabilities that are fully collateralized by letters of credit or cash deposits. The following table presents LSTC as reported in the Unaudited Condensed Consolidated Balance Sheet at June 30, 2016:

June 30,
(Dollars in millions)	2016
Debt (see following table)	$2,324
Accrued interest on debt	126
Trade accounts payable and accrued liabilities	68
Total liabilities subject to compromise	$2,518

Pre-Petition Debt Reported as Liabilities Subject to Compromise

		June 30, 2016
	Original	Interest		Fair
(Dollars in millions)	Maturity	Rate	Balance	Value
Verso Holdings
Revolving Credit Facilities	5/4/2017	7.25%	$50	$7
11.75% Senior Secured Notes - 2012	1/15/2019	11.75%	418	61
11.75% Senior Secured Notes - 2015	1/15/2019	11.75%	645	113
11.75% Secured Notes - 1.5 Lien Notes	1/15/2019	11.75%	272	3
13% Second Priority Senior Secured Notes	8/1/2020	13.00%	181	1
16% Senior Subordinated Notes	8/1/2020	16.00%	65	—
8.75% Second Priority Senior Secured Notes	2/1/2019	8.75%	97	—
11.38% Senior Subordinated Notes	8/1/2016	11.38%	40	—
NewPage Corp
Floating Rate Senior Secured Term Loan	2/11/2021	9.50%	556	72
Debt reported as liabilities subject to compromise			$2,324	$257

We determine the fair value of our debt based on market information and a review of prices and terms available for similar obligations.  Our debt is classified as Level 2 within the fair value hierarchy (see Note 4).

Contractual Interest — Effective January 26, 2016, we discontinued recording interest expense on outstanding pre-petition debt classified as LSTC. The table below shows contractual interest amounts for debt classified as LSTC calculated in accordance with the respective agreements without giving effect to any penalties as a result of the default on such agreements, which are amounts due under the contractual terms of the outstanding debt. For the three months and six months period ended June 30, 2016, Interest expense reported in the Unaudited Condensed Consolidated Statement of Operations for the post-petition period does not include $65 million and $113 million, respectively, in contractual interest on pre-petition debt classified as LSTC, which was stayed by the Bankruptcy Court effective on the Petition Date.

	Three Months Ended	Six Months Ended
(Dollars in millions)	June 30, 2016	June 30, 2016
Verso Holdings	$52	$90
NewPage Corp	13	23
Total contractual interest	$65	$113

Reorganization items, net

Expenses and income directly associated with the Chapter 11 Cases are reported separately in the Unaudited Condensed Consolidated Statement of Operations as Reorganization items, net as required by ASC 852, Reorganizations. Reorganization items, net include adjustments to reflect the carrying value of LSTC at their estimated allowed claim amounts, as such adjustments are determined. The following table presents reorganization items incurred in the three months and six months ended June 30, 2016, as reported in the accompanying Unaudited Condensed Consolidated Statement of Operations:

	Three Months Ended	Six Months Ended
(Dollars in millions)	June 30, 2016	June 30, 2016
Professional fees	$15	$32
DIP financing cost	1	22
Write-off of unamortized deferred financing costs, discounts/premiums, and deferred gains(1)	—	(81)
Contract modifications and rejections, net	(2)	(2)
Other	(2)	(7)
Total reorganization items, net	$12	$(36)
(1) Primarily represents $116 million of non-cash reorganization gain off-set by non-cash reorganization expense of $35 million. The gains are recognized as the difference between the Petition Date carrying value of certain Verso notes previously recorded as a troubled debt restructuring and their par value (estimated allowed claim) for such debt and the expenses represent the write-off of debt issuance costs and other carrying value adjustments.

For the six months ended June 30, 2016, the cash used in reorganization items included approximately $17 million of professional fees and $22 million of DIP financing costs (see the Unaudited Condensed Consolidated Statements of Cash Flows).
Pre-Petition Claims

Holders of the substantial majority of pre-petition claims were required to file proofs of claims by the bar date established by the Bankruptcy Court. A bar date is the date by which certain claims against the Debtors must be filed if the claimants wish to receive any distribution in the Chapter 11 Cases. The Bankruptcy Court established a bar date of April 29, 2016 for the substantial majority of claims. The government bar date was July 25, 2016.
As of August 2, 2016, we have received approximately 3,700 filed claims. The filed claims aggregate to approximately $19 billion. We are in the process of reconciling these claims to the amounts listed in our schedules of assets and liabilities, which includes communication with claimants to acquire additional information required for reconciliation. We have also begun the process to request the Bankruptcy Court to disallow claims that we believe are duplicative, have been later amended or superseded, are without merit, are overstated, or should be disallowed for other reasons. To the extent claims are reconciled and settled/resolved, we have recorded them at the expected allowed amount. Certain claims filed or reflected in our schedules of assets and liabilities will be resolved on the effective date of the Plan of Reorganization, including certain claims filed by holders of funded debt and contract counterparties. Claims that remain unresolved and unreconciled through the filing of this report have been estimated based upon management’s best estimate of the likely claim amounts that the Bankruptcy Court will ultimately allow.
Given the substantial number of claims filed, the claims resolution process will continue to take considerable time to complete even though we have emerged from Chapter 11. Differences between liability amounts recorded by the Debtors as liabilities subject to compromise and claims filed by creditors will be investigated, and, if necessary, the Bankruptcy Court will make a final determination of the allowable claim. Differences between those final allowed claims and the liabilities recorded in the consolidated balance sheets will be recognized as reorganization items in our statements of consolidated income (loss) as they are resolved. The determination of how liabilities will ultimately be resolved cannot be made until a court-approved order related to settlement of specific liabilities becomes effective. Accordingly, the ultimate amount or resolution of such liabilities is not determinable at this time. The resolution of such claims could result in material adjustments to our financial statements.
Executory Contracts and Unexpired Leases

Under the Bankruptcy Code, we had the right to assume, assume and assign, or reject certain executory contracts and unexpired leases, subject to the approval of the Bankruptcy Court and certain other conditions. Generally, the assumption of an executory contract or unexpired lease requires a debtor to satisfy pre-petition obligations under contracts, which may include payment of pre-petition liabilities in whole or in part. Rejection of an executory contract or unexpired lease is typically treated as a breach occurring as of the moment immediately preceding the Chapter 11 filing. Subject to certain exceptions, this rejection relieves the debtor from performing its future obligations under the contract but entitles the counterparty to assert a pre-petition general unsecured claim for damages. Parties to executory contracts or unexpired leases rejected by a debtor may file proofs of claims against that debtor’s estate for rejection damages.
Since the Petition Date, we have renegotiated or rejected a limited number of executory contracts and unexpired leases. For the three months ended June 30, 2016, we have recorded a $2 million gain for contract modifications and rejections which are recorded as a component of Reorganization items, net, in the Unaudited Condensed Consolidated Statement of Operations.

3.  RECENT ACCOUNTING DEVELOPMENTS

Accounting Guidance Adopted in 2016

ASC Topic 323, Investments – Equity Method and Joint Ventures. In March 2016, FASB issued Accounting Standards Update, or “ASU,” 2016-07, Investments - Equity Method and Joint Ventures: Simplifying the Transition to the Equity Method of Accounting, changes the requirements for equity method accounting when an investment qualifies for use of the equity method as a result of an increase in the investor’s ownership interest in or degree of influence over an investee.  The guidance (i) eliminates the need to retroactively apply the equity method of accounting upon qualifying for such treatment, (ii) requires that the cost of acquiring the additional interest in an investee be added to the basis of the previously held interest and (iii) requires that unrealized holding gains or losses for available-for-sale equity securities that qualify for the equity method of accounting be recognized in earnings at the date the investment becomes qualified for use of the equity method of accounting. The Company adopted this guidance on January 1, 2016 on a prospective basis and it did not impact our Unaudited Condensed Consolidated Financial Statements.

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

Accounting Guidance Not Yet Adopted

ASC Topic 606, Revenue from Contracts with Customers. In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606). The update does not change the core guidance in Topic 606. Rather, the amendments in the update clarify the aspects of identifying performance obligations and the licensing implementation guidance within ASU 2014-09 discussed below. Additionally, this ASU improves guidance within Topic 606 related to the implementation of licensing revenue recognition. This ASU has the same effective date as ASU 2014-09.
In May 2016, the FASB issued ASU 2016-11, Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815). The update rescinds certain SEC guidance from FASB ASC pursuant to the SEC Staff’s Announcements on March 3, 2016. Specifically, the update supersedes SEC observer comments related to revenue and expense recognition for freight services, shipping and handling fees, consideration given by a vendor to a customer, and accounting for gas-balancing arrangements. Additionally the update supersedes SEC observer comments related to determining the host contract related to a hybrid financial instrument. This ASU has the same effective dates as ASU 2014-09 and ASU 2014-16.
In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers (Topic 606). The update will improve implementation of Topic 606 by adding clarity to the objective of the collectability criterion, recognition method when the collectability criteria is not met, and the presentation of sales taxes collected from customers. This ASU has the same effective date as ASU 2014-09.
In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606). It amends the principal-versus-agent implementation guidance and illustrations in the ASU 2014-09. It clarifies that an entity should determine whether it is a principal or an agent for each specified good or service promised in a contract with a customer. Thus, in a contract involving more than one specified good or service, the entity could be a principal for some specified goods or services and an agent for others. This ASU has the same effective date as the ASU 2014-09.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. This guidance will replace all current GAAP guidance on this topic and eliminate all industry-specific guidance. The new revenue recognition standard provides a unified model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. This guidance was effective for periods beginning after December 15, 2016 and can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption; however, in August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date, which defers the effective date of ASU 2014-09 to annual reporting periods beginning after December 15, 2017. We are currently evaluating the timing of adoption and the potential impact of this standard on our Unaudited Condensed Consolidated Financial Statements.

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

ASC Topic 330, Inventory. In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory. This ASU provides that entities should measure inventory at the lower of cost or net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business less reasonably predictable costs of completion, disposal and transportation. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method. This ASU is effective for annual reporting periods beginning after December 15, 2016, and interim periods within those years. Early adoption is permitted. We are currently evaluating the timing of adoption and the potential impact of this standard on our Unaudited Condensed Consolidated Financial Statements.
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

Other new accounting pronouncements issued but not effective until after June 30, 2016, are not expected to have a significant effect on our Unaudited Condensed Consolidated Financial Statements.

4.  SUPPLEMENTAL FINANCIAL STATEMENT INFORMATION

Earnings Per Share — Earnings per share is computed by dividing net income or net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period.  Diluted earnings per share is computed by dividing net income or net loss by the weighted average number of shares outstanding, after giving effect to potentially dilutive common share equivalents outstanding during the period.  Potentially dilutive common share equivalents are not included in the computation of diluted earnings per share if they are anti-dilutive.

The following table provides a reconciliation of basic and diluted loss per common share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2016	2015	2016
Net loss available to common shareholders (in millions)	$(60)	$(33)	$(182)	$(121)
Weighted average common shares outstanding (in thousands)	81,348	81,516	80,319	81,443
Weighted average restricted shares (in thousands)	415	312	403	406
Weighted average common shares outstanding - basic	81,763	81,828	80,722	81,849
Dilutive shares from stock options	—	—	—	—
Weighted average common shares outstanding - diluted	81,763	81,828	80,722	81,849
Basic loss per share	$(0.73)	$(0.40)	$(2.25)	$(1.48)
Diluted loss per share	$(0.73)	$(0.40)	$(2.25)	$(1.48)

In accordance with ASC Topic 260, Earnings Per Share, unvested restricted stock awards issued by Verso contain nonforfeitable rights to dividends and qualify as participating securities.  On the Effective Date, all issued and outstanding shares of Verso’s old common stock, par value $0.01 per share, including all restricted stock awards and stock options to purchase shares of Verso’s old common stock, were canceled and extinguished. See Note 2 for additional information. No dividends have been declared or paid in 2016 or 2015.

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

The following table summarizes inventories by major category:

	December 31,	June 30,
(Dollars in millions)	2015	2016
Raw materials	$91	$100
Work-in-process	58	65
Finished goods	256	264
Replacement parts and other supplies - current portion	79	69
Inventories	$484	$498

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

As of December 31, 2015 and June 30, 2016, approximately $1 million of restricted cash was included in Intangibles and other assets, net in the accompanying Unaudited Condensed Consolidated Balance Sheets related to asset retirement obligations in the state of Michigan.  These cash deposits are required by the state and may only be used for the future closure of a landfill.

The following table presents activity related to our asset retirement obligations. Long-term obligations are included in Other liabilities and current portions are included in Accrued liabilities in the accompanying Unaudited Condensed Consolidated Balance Sheets:

	Six Months Ended
	June 30,
(Dollars in millions)	2015	2016
Asset retirement obligations, January 1	$8	$16
Accretion expense	1	—
Liabilities assumed in the NewPage acquisition	9	—
Asset retirement obligations, June 30	18	16
Less: Current portion	(2)	—
Non-current portion of asset retirement obligations, June 30	$16	$16

The increase in the liability for the six months ended June 30, 2015 was primarily attributable to the assumption of the asset retirement obligation liabilities associated with landfills acquired in connection with the NewPage acquisition.

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

Property, Plant, and Equipment — Property, plant, and equipment is stated at cost, net of accumulated depreciation.  Interest is capitalized on projects meeting certain criteria and is included in the cost of the assets.  The capitalized interest is depreciated over the same useful lives as the related assets. Interest costs capitalized for the three-month and six-month periods ended June 30, 2015, were $1 million; while $1 million of interest costs were also capitalized for the three-month and six-month periods ended June 30, 2016. Expenditures for major repairs and improvements are capitalized, whereas normal repairs and maintenance are expensed as incurred.

Depreciation is computed using the straight-line method over the assets’ estimated useful lives.  Depreciation expense was $63 million and $120 million for the three-month and six-month periods ended June 30, 2015, respectively, compared to $44 million and $91 million for the three-month and six-month periods ended June 30, 2016, respectively.

Fair Value of Financial Instruments — The carrying amounts for cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued liabilities approximate fair value due to the short maturity of these instruments.  We determine the fair value of our debt based on market information and a review of prices and terms available for similar obligations.  See also Note 2, Note 6, and Note 7 for additional information regarding the fair value of financial instruments.

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

5. ACQUISITIONS AND DISPOSITIONS

Sale of hydroelectric generation facilities — On January 6, 2016, Verso Maine Power Holdings LLC, or “VMPH,” and Verso Androscoggin Power LLC, or “VAP,” two indirect, wholly owned subsidiaries of Verso, entered into a purchase agreement with Eagle Creek Renewable Energy, LLC, or “Eagle Creek,” pursuant to which VMPH sold all the outstanding limited liability company interests of VAP to Eagle Creek for a purchase price of approximately $62 million in cash. VAP owned four hydroelectric generation facilities associated with Verso’s Androscoggin pulp and paper mill located in Jay, Maine. The purchase agreement contains customary representations and warranties by, and customary covenants among, the parties. The parties contemporaneously entered into the purchase agreement and consummated the transaction. As of December 31, 2015, we classified the hydroelectric generation facilities as held for sale on the Unaudited Condensed Consolidated Balance Sheet. For the six-month period ended June 30, 2016, we recognized a gain on sale of fixed assets of approximately $55 million which is included in Other operating income in the accompanying Unaudited Condensed Consolidated Statements of Operations.

Sale of Bucksport Mill — On January 29, 2015, Verso consummated a sale of equity interests in Verso subsidiaries that owned the Bucksport mill and related assets to AIM Development (USA) LLC, an indirect, wholly owned subsidiary of American Iron
& Metal Company Inc., or “AIM.”

NewPage Acquisition — On January 3, 2014, Verso, Verso Merger Sub Inc., an indirect wholly owned subsidiary of Verso, or “Merger Sub,” and NewPage entered into an Agreement and Plan of Merger, or the “Merger Agreement,” pursuant to which the parties agreed to merge Merger Sub with and into NewPage on the terms and subject to the conditions set forth in the Merger Agreement, with NewPage surviving the merger as an indirect, wholly owned subsidiary of Verso. On January 7, 2015, Verso consummated the NewPage acquisition pursuant to the Merger Agreement. As a result of the merger, NewPage became a direct, wholly owned subsidiary of Verso Holdings. Verso incurred transaction and integration costs related to the NewPage acquisition during the three-month and six-month periods ended June 30, 2015 of $4 million and $14 million, respectively, which were included in Selling, general and administrative expenses in the accompanying Unaudited Condensed Consolidated Statements of Operations.

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

Accounting consideration for the NewPage acquisition was as follows:

(Dollars in millions)
13,607,693 shares of Verso common stock valued at January 7, 2015 closing price	$46
$650 million face value New First Lien Notes valued at January 7, 2015 closing price	663
Accounting consideration	$709

The allocation of the purchase price was as follows:

(Dollars in millions)
Cash	$128
Current assets	578
Property, plant, and equipment	1,574
Other long-term assets	43
Current liabilities	(277)
Current portion of long-term debt	(3)
Noncurrent pension and other postretirement benefit obligations	(476)
Other long-term liabilities	(58)
Long-term debt	(800)
Net assets acquired	$709
The following unaudited pro forma financial information presents results as if the NewPage acquisition and the related financing had occurred on January 1, 2014. The historical consolidated financial information of Verso and NewPage were adjusted in the pro forma information to give effect to pro forma events that were directly attributable to the transactions and factually supportable. As NewPage’s divestiture of its paper mills in Biron, Wisconsin, and Rumford, Maine, occurred prior to the acquisition of NewPage, their historical results were excluded from the pro forma results below.
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
In addition, the NewPage acquisition did not result in a taxable transaction and Verso had net operating loss carryforwards and a related full valuation allowance that were expected to offset any deferred tax impact of the NewPage acquisition. Further, as the sale of the Bucksport mill was not directly attributable to the NewPage acquisition, no pro forma adjustments for the Bucksport sale have been made.

Pro Forma
(Unaudited)	Six Months Ended
(Dollars in millions, except per share data)	June 30, 2015
Revenues	$1,616
Net loss	(162)
Earnings per share - basic and diluted	$(1.98)
Weighted-average common shares outstanding - basic and diluted (in thousands)	81,657

6.  INTANGIBLES AND OTHER ASSETS

The following table summarizes intangibles and other assets:

	December 31,	June 30,
(Dollars in millions)	2015	2016
Amortizable intangible assets:
Customer relationships, net of accumulated amortization of $15 million on December 31, 2015, and $17 million on June 30, 2016	$28	$26
Unamortizable intangible assets:
Trademarks	10	10
Other assets:
Major planned maintenance	34	30
Replacement parts and other supplies, net	6	7
Restricted cash	3	6
Other	21	20
Total other assets	$64	$63
Intangibles and other assets, net	$102	$99

Amortization expense of intangibles was $1 million for each of the three-month and six-month periods ended June 30, 2015, respectively. For the three-month and six-month periods ended June 30, 2016, amortization expense of intangibles was $1 million and $2 million, respectively.

The estimated future amortization expense for intangible assets over the next five years is as follows:

(Dollars in millions)
Remainder of 2016	$3
2017	4
2018	3
2019	3
2020	2

7.  DEBTOR-IN-POSSESSION BORROWING FACILITIES

A summary of debtor-in-possession borrowing facilities is as follows:

		December 31, 2015	June 30, 2016
			Interest
(Dollars in millions)	Maturity (1)	Balance	Rate	Balance
Verso Holdings
Verso DIP Facility	7/15/2016	$—	n/a	$—
NewPage Corp
NewPage DIP ABL Facility	7/15/2016	—	4.01%	98
NewPage DIP Term Loan Facility	7/15/2016	—	11.00%	356
Total debt for Verso Corporation		$—		$454
(1) Maturity date is triggered by the emergence from Bankruptcy on July 15, 2016

We determine the fair value of our long-term debt based on market information and a review of prices and terms available for similar obligations.  Our debt is classified as Level 2 within the fair value hierarchy (see Note 4). As of June 30, 2016, the fair value of Verso’s debtor-in-possession borrowing facilities was $376 million.

Amounts included in interest expense and amounts of cash interest payments related to long-term debt in the three months and the six months ended June 30, 2015, and related to debtor-in-possession borrowing facilities in the three months and the six months ended June 30, 2016, are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in millions)	2015	2016	2015	2016
Interest expense	$66	$11	$131	$37
Cash interest paid	20	6	105	8
Debt issuance cost amortization(1)	1	—	2	—
(1) Amortization of debt issuance cost is included in interest expense.
DIP Financing — In connection with the Chapter 11 Filings, Verso Finance, Verso Holdings and certain of its subsidiaries entered into an asset-based credit facility in an aggregate principal amount of up to $100 million, or the “Verso DIP Facility,” and NewPage Corp and certain of its subsidiaries entered into an asset-based credit facility in an aggregate principal amount of up to $325 million, or the “NewPage DIP ABL Facility,” and a term loan credit facility in an aggregate principal amount of $350 million, or the “Newpage DIP Term Loan Facility,” together with the NewPage DIP ABL Facility, the “NewPage DIP Facilities,” and the NewPage DIP Facilities together with the Verso DIP Facility, the “DIP Facilities.” The NewPage DIP Term Loan Facility consists of $175 million of new money term loans and $175 million of “rolled up” loans refinancing loans outstanding under the existing term loan facility of NewPage Corp outstanding on the Petition Date (i.e., such loans were deemed to become loans under the NewPage DIP Term Loan Facility). On January 28, 2016, up to $550 million in loans under the DIP Facilities became available for borrowing following the entry of an order by the Bankruptcy Court approving the DIP Facilities on an interim basis on January 27, 2016. The Bankruptcy Court entered orders approving the DIP Facilities on a final basis on March 2, 2016.
Verso Holdings
Verso DIP Facility. On January 26, 2016, Verso Holdings, Verso Finance, each of the subsidiaries of Verso Holdings party thereto, the lenders party thereto, Citibank, N.A., as administrative agent, Citigroup Global Markets Inc. and Wells Fargo Bank, N.A., as joint bookrunners and lead arrangers, and Wells Fargo Bank, N.A., as documentation agent, entered into a Superpriority Secured Debtor-in-Possession Credit Agreement, or the “Verso DIP Facility,” relating to an asset-backed credit facility in an aggregate principal amount of up to $100 million, subject to a borrowing base calculation. All borrowings under the Verso DIP Facility were limited to a borrowing base equal to roughly 85% of the eligible accounts receivable plus the lesser of (i) 80% of book value and (ii) 85% of the liquidation value of the eligible inventory, each term as defined in the Verso DIP Facility. The Verso DIP Facility also includes a sub-facility for letters of credit in an aggregate amount of up to $50 million. The Verso DIP Facility was entered into for working capital and general corporate purposes, including to refinance indebtedness under Verso Holdings’ existing first lien asset-backed revolving credit agreement.
Borrowings under the Verso DIP Facility bore interest at a rate equal to an applicable margin plus, at Verso Holdings’ option, either (a) a base rate determined by reference to the highest of (1) the U.S. federal funds rate plus 0.50%, (2) the prime rate of the administrative agent, and (3) the adjusted LIBOR (as defined below) for a one-month interest period plus 1.00%, or (b) a eurocurrency rate, or “LIBOR” determined by reference to the costs of funds for eurocurrency deposits in dollars in the London interbank market for the interest period relevant to such borrowing, adjusted for certain additional costs. The applicable margin for advances under the Verso DIP Facility was 1.50% for base rate advances and 2.50% for LIBOR advances. Verso Holdings paid commitment fees for the unused amount of commitments under the Verso DIP Facility at an annual rate equal to 0.75%. As of June 30, 2016, the Verso DIP Facility had no balance outstanding, $30 million in letters of credit issued, and $40 million available for future borrowing.
Subject to minimum prepayment amounts, Verso Holdings had the right to prepay loans under the Verso DIP Facility at any time without prepayment penalty, other than customary “breakage” costs with respect to eurocurrency loans. The Verso DIP Facility was subject to mandatory prepayments equal to the amount that the excess availability thereunder falls below certain specified levels.
Verso Finance and certain subsidiaries of Verso Holdings, including Verso Paper LLC, Verso Inc., Verso Androscoggin LLC, Bucksport Leasing LLC, Verso Sartell LLC, Verso Quinnesec LLC, Verso Quinnesec REP Holding Inc., Verso Maine Energy LLC, Verso Fiber Farm LLC, nexTier Solutions Corporation and NewPage, agreed to guarantee borrowings under the Verso

DIP Facility. Such guarantors did not include NewPage LLC and its direct and indirect subsidiaries. The obligations under the Verso DIP Facility constituted, subject to carve-outs for certain fees and expenses, superpriority administrative expense claims in the Chapter 11 Cases, were secured by a perfected first priority security interest and liens on most inventory, accounts receivable, bank accounts and certain other assets of the loan parties to the Verso DIP Facility, and a perfected junior security interest and liens on most other assets of the loan parties to the Verso DIP Facility.
The Verso DIP Facility was scheduled to mature on July 28, 2017 unless, prior to the end of such term, (a) a plan of reorganization filed in the Chapter 11 Cases was confirmed pursuant to an order entered by the Bankruptcy Court, or (b) the loans were accelerated and commitments terminated in accordance with the terms of the Verso DIP Facility. On June 23, 2016, the Bankruptcy Court entered the Confirmation Order and subsequently, on July 15, 2016, the Debtors satisfied the conditions of the Confirmation Order and the Plan became effective. Thus, the Verso DIP Facility matured on July 15, 2016 and was repaid in full using proceeds from the Credit Facilities entered into on the Effective Date. See Note 2 for additional information.
NewPage Corp
NewPage DIP ABL Facility. On January 26, 2016, NewPage LLC, NewPage Corp, each of the subsidiaries of NewPage Corp party thereto, the lenders party thereto, Barclays Bank PLC, as administrative agent and collateral agent, BMO Harris Bank N.A., as co-collateral agent, Wells Fargo Bank, National Association, as syndication agent, and Barclays Bank PLC, BMO Capital Markets Corp and Wells Fargo Bank, National Association, as joint lead arrangers and joint bookrunners, entered into the NewPage DIP ABL Facility relating to an asset-backed credit facility in an aggregate principal amount of up to $325 million, subject to a borrowing base calculation. All borrowings under the NewPage DIP ABL Facility were limited to a borrowing base equal to roughly 85% of the eligible accounts receivable plus the lesser of (i) 80% of book value and (ii) 85% of the liquidation value of the eligible inventory, each term as defined in the NewPage DIP ABL Facility. The NewPage DIP ABL Facility also included a sub-facility for letters of credit in an aggregate amount of $100 million.
Borrowings under the NewPage DIP ABL Facility bore interest at a rate equal to an applicable margin plus, at NewPage Corp’s option, either (a) a base rate determined by reference to the highest of (1) the U.S. federal funds rate plus 0.50%, (2) the prime rate of the administrative agent, and (3) the adjusted LIBOR for a one-month interest period plus 1.00%, or (b) a LIBOR for the interest period relevant to such borrowing, adjusted for certain additional costs provided that LIBOR will be no less than 0%. The applicable margin for advances under the NewPage DIP ABL Facility was 1.50% for base rate advances and 2.50% for LIBOR advances. NewPage Corp paid commitment fees for the unused amount of commitments at an annual rate equal to 0.375%. As of June 30, 2016, the NewPage DIP ABL Facility had $98 million outstanding balance, $49 million letters of credit issued, and $155 million available for future borrowing.
Subject to carveouts for certain fees and expenses, the obligations under the NewPage DIP ABL Facility constituted superpriority administrative expense claims in the Chapter 11 Cases, secured by a perfected first priority security interest and liens with respect to most inventory, accounts receivable, bank accounts and certain other assets of NewPage Corp and the NewPage Guarantors, or the “ABL Priority Collateral,” and a perfected junior priority security interest and liens with respect to the Term Loan Priority Collateral (defined below).
The NewPage DIP ABL Facility contained provisions requiring the attainment of various milestones regarding a plan of reorganization to be submitted in connection with the Chapter 11 Cases, including an acceptable plan of reorganization becoming effective by July 11, 2017. It required the maintenance of minimum EBITDA tested monthly, beginning March 31, 2016, based on amounts set forth therein and a minimum availability at any time of $15 million until January 28, 2017, increasing to $20 million thereafter.
The NewPage DIP ABL Facility was scheduled to mature on July 28, 2017 unless, prior to the end of such term, (a) a plan of reorganization filed in the Chapter 11 Cases was confirmed pursuant to an order entered by the Bankruptcy Court, (b) a sale was consummated of all or substantially all of the assets of the debtors under the NewPage DIP ABL Facility, or (c) the loans were accelerated and commitment terminated in accordance with the terms of the NewPage DIP ABL Facility. On June 23, 2016, the Bankruptcy Court entered the Confirmation Order and subsequently, on July 15, 2016, the Debtors satisfied the conditions of the Confirmation Order and the Plan became effective. Thus, the NewPage DIP ABL Facility matured on July 15, 2016.
NewPage DIP Term Loan Facility. On January 26, 2016, NewPage LLC, NewPage Corp, each of the subsidiaries of NewPage Corp party thereto, the lenders party thereto, Barclays Bank PLC, as administrative agent and collateral agent, and Barclays Bank PLC, as lead arranger and bookrunner, entered into the NewPage DIP Term Loan Facility in an aggregate principal amount of up to $350 million consisting of $175 million of new money term loans and $175 million of “rolled-up” loans refinancing loan outstanding under the existing term loan facility of NewPage Corp and the other parties thereto.
Borrowings under the NewPage DIP Term Loan Facility bore interest at a rate equal to an applicable margin plus, at NewPage Corp’s option, either (a) a base rate determined by reference to the highest of (1) the U.S. federal funds rate plus 0.50%, (2) the prime rate of the administrative agent, and (3) the adjusted LIBOR for a one-month interest period plus 1.00%, or (b) a LIBOR for the interest period relevant to such borrowing, adjusted for certain additional costs, provided that LIBOR will be no less than 1.50%. The applicable margin for advances under the NewPage DIP Term Loan Facility was 8.50% for base rate advances and 9.50% for LIBOR advances. Interest that accrued on any “rolled-up” term loans under the NewPage DIP Term Loan Facility was capitalized, compounded and added to the unpaid principal amount of such “rolled-up” loans on the applicable interest payment date. NewPage Corp paid commitment fees for the unused amount of commitments at an annual rate equal to 0.375%.
Subject to carveouts for certain fees and expenses, the obligations under the NewPage DIP Term Loan Facility constituted superpriority administrative expense claims in the Chapter 11 Cases, secured by a perfected first priority security interest and liens with respect all of the loan party’s collateral that were not ABL Priority Collateral, or the “Term Loan Priority Collateral,” and a perfected junior priority security interest and liens with respect to ABL Priority Collateral.
The NewPage DIP Term Loan Facility contained provisions requiring the attainment of various milestones regarding a plan of reorganization to be submitted in connection with the Chapter 11 Cases, including an acceptable plan of reorganization becoming effective by July 11, 2017. It required the maintenance of minimum EBITDA tested monthly based on amounts set forth therein, and contained covenants relating to minimum cumulative collections tested monthly based on amounts set forth therein.
NewPage DIP Term Loan Facility was scheduled to mature on July 28, 2017 unless, prior to the end of such term, (a) a plan of reorganization filed in the Chapter 11 Cases was confirmed pursuant to an order entered by the Bankruptcy Court, (b) a sale was consummated of all or substantially all of the assets of the debtors under the NewPage DIP Facilities, or (c) the loans were accelerated and commitment terminated in accordance with the terms of the NewPage DIP Facilities. On June 23, 2016, the Bankruptcy Court entered the Confirmation Order and subsequently, on July 15, 2016, the Debtors satisfied the conditions of the Confirmation Order and the Plan became effective. Thus, the NewPage DIP Term Loan Facility matured on July 15, 2016 and was repaid in full using proceeds from the Credit Facilities entered into on the Effective Date. See Note 2 for additional information.
Terms Applicable to the NewPage DIP ABL Facility and NewPage DIP Term Loan Facility. Subject to minimum prepayment amounts, NewPage Corp had the right to prepay loans under the NewPage DIP Facilities at any time without prepayment penalty, other than customary “breakage” costs. The NewPage DIP Facilities were subject to mandatory prepayments resulting from incurrence of indebtedness not permitted by the NewPage DIP Facilities, sales of collateral exceeding specified thresholds, and, in the case of the NewPage DIP ABL Facility, usage exceeding the availability thereunder.
NewPage LLC, and all of NewPage Corp’s existing and future direct and indirect wholly owned subsidiaries, or the “NewPage Guarantors,” subject to certain exceptions, agreed to guarantee borrowings under the NewPage DIP Facilities. Debt outstanding under the NewPage DIP Facilities was secured by substantially all of the assets of NewPage Corp and the guarantors under the NewPage DIP Facilities, subject to certain exceptions.
The NewPage DIP Facilities also contained certain covenants which, among other things, and subject to certain exceptions, restricted NewPage Corp’s ability to incur additional debt or liens, pay dividends, repurchase its common stock, prepay certain other indebtedness, sell, transfer, lease, or dispose of assets, and make investments in or merge with another company. If NewPage Corp had violated any of the covenants under the NewPage DIP Facilities and was unable to obtain a waiver, it would have been considered a default. If NewPage Corp had been in default under the NewPage DIP Facilities, no additional borrowings under the applicable facility would have been available until the default was waived or cured, and all obligations would have become immediately due and payable. The NewPage DIP Facilities provided for customary events of default, including a cross-event of default provision in respect of post-petition or unstayed indebtedness in excess of $15 million and other debtor-in-possession financing, including those for Verso Finance, Verso Holdings, and certain of their subsidiaries.
The borrower and guarantors of Verso DIP Facility did not guarantee the obligations under the NewPage DIP Facilities, and the borrower and the guarantors under the NewPage DIP Facilities did not guarantee the obligations under the Verso DIP Facility.

As described in Note 2, the Company paid in full amounts outstanding related to its DIP Facilities with proceeds from Exit Financing obtained in connection with its emergence from Chapter 11 Bankruptcy on July 15, 2016.

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

The following table summarizes the components of net periodic benefit cost of our pension plans for the three-month and six-month periods ended June 30, 2015 and 2016:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in millions)	2015	2016	2015	2016
Service cost	$3	$5	$6	$9
Interest cost	16	17	32	34
Expected return on plan assets	(21)	(20)	(41)	(38)
Amortization of actuarial loss	1	1	1	1
Net periodic benefit cost	$(1)	$3	$(2)	$6

The estimated net actuarial loss and prior service cost that are amortized from Accumulated other comprehensive loss and into Net periodic pension cost are classified into Cost of products sold on our accompanying Unaudited Condensed Consolidated Statements of Operations.

We make contributions that are sufficient to fully fund our actuarially determined costs, generally equal to the minimum amounts required by the Employee Retirement Income Security Act, or “ERISA.”  For the three-month and six-month periods ended June 30, 2015, we made contributions to the pension plans of approximately $6 million and $13 million, respectively. For the three-month and six-month periods ended June 30, 2016, we made contributions of approximately $6 million and $11 million, respectively. We expect to make cash contributions of approximately $15 million to the pension plans in the remainder of 2016.

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

The following table summarizes the components of net periodic cots of our OPEB obligations for the three-month and six-month periods ended June 30, 2015 and 2016:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in millions)	2015	2016	2015	2016
Service cost	$—	$—	$—	$—
Interest cost	1	1	1	1
Net periodic benefit cost	$1	$1	$1	$1

As described in Note 2, employee retirement contracts and collective bargaining agreements will be honored by the Company after emergence from the Chapter 11 Cases on the Effective Date.

9. RELATED PARTY TRANSACTIONS

Management Agreement — In connection with the acquisition of our business from International Paper Company on August 1, 2006, we entered into a management agreement with certain affiliates of Apollo Global Management, LLC, or “Apollo,” our then majority owner, relating to the provision of certain financial and strategic advisory services and consulting services, which was scheduled to expire on August 1, 2018.  Under the management agreement, Apollo, upon providing notice to us, had the right to act, in return for additional fees to be mutually agreed by the parties to the management agreement, as our financial advisor or investment banker for any merger, acquisition, disposition, financing or similar transaction if we decided to engage someone to fill such role.  If Apollo exercised its right to act as our financial advisor or investment banker for any such transaction, and if we were unable to agree with Apollo on its compensation for serving in such role, then at the closing of any merger, acquisition, disposition or financing or similar transaction, we agreed to pay Apollo a fee equal to 1% of the aggregate enterprise value (including the aggregate value of equity securities, warrants, rights and options acquired or retained; indebtedness acquired, assumed or refinanced; and any other consideration or compensation paid in connection with such transaction).  We also agreed to indemnify Apollo and its affiliates and their directors, officers and representatives for losses relating to the services contemplated by the management agreement and the engagement of affiliates of Apollo pursuant to, and the performance by them of the services contemplated by, the management agreement. Apollo did not exercise its right to act as our financial advisor or investment banker for any such transaction in the three-month and six-month periods ended June 30, 2015 and 2016 and thus, we made no payment to Apollo under the management agreement during those periods. Subsequent to period end, on the Effective Date, in connection with our emergence from bankruptcy, such management agreement was terminated and all rights and remedies thereunder were terminated, extinguished, waived and released.

Transactions with Affiliates — We transact business with affiliates of Apollo from time to time.  Our product sales to Apollo affiliates were approximately $5 million and $11 million for the three-month and six-month periods ended June 30, 2015, respectively, and $8 million and $14 million for the three-month and six-month periods ended June 30, 2016, respectively. Our related accounts receivable were approximately $1 million as of December 31, 2015 and $3 million as of June 30, 2016. Our product purchases from Apollo affiliates were negligible in the reporting periods.

10. RESTRUCTURING CHARGES
Bucksport Mill Closure — On October 1, 2014, Verso announced plans to close our paper mill in Bucksport, Maine, and we ceased paper manufacturing operations in December 2014. The mill closure reduced Verso’s coated groundwood paper production capacity by approximately 350,000 tons and its specialty paper production capacity by approximately 55,000 tons. In January 2015, Verso consummated the sale of the Bucksport mill and related assets (see Note 5).
The following table details the charges incurred related primarily to the Bucksport mill closure in 2014 and attributable to the paper segment as included in Restructuring charges on our accompanying Unaudited Condensed Consolidated Statements of Operations:

	Three Months Ended	Six Months Ended	Cumulative Incurred
(Dollars in millions)	June 30, 2015	June 30, 2015
Property and equipment - impairment	$—	$—	$89
Severance and benefit costs	2	2	29
Write-off of spare parts and inventory	—	—	14
Write-off of purchase obligations and commitments	—	6	8
Other miscellaneous costs	1	4	7
Total restructuring costs	$3	$12	$147
 There were no restructuring charges related to the Bucksport shutdown during the three and six months ended June 30, 2016.

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

The following table details the charges incurred related primarily to the NewPage acquisition and primarily attributable to the paper segment as included in Restructuring charges on our accompanying Unaudited Condensed Consolidated Statements of Operations:

	Three Months Ended	Six Months Ended	Cumulative Incurred
(Dollars in millions)	June 30, 2015	June 30, 2015
Property and equipment - disposal	$—	$—	$4
Severance and benefit costs	3	16	16
Total restructuring costs	$3	$16	$20

There were no restructuring charges related to the NewPage acquisition during the six months ended June 30, 2016.

The following details the changes in our restructuring reserve liabilities related to the NewPage acquisition during the six months ended June 30, 2016, which are included in Accrued liabilities on our Unaudited Condensed Consolidated Balance Sheets:

Six Months Ended
(Dollars in millions)	June 30, 2016
Beginning balance of reserve	$5
Severance and benefit costs	—
Severance and benefit payments	(3)
Ending balance of reserve	$2
Androscoggin/Wickliffe Capacity Reduction — On August 20, 2015, Verso announced plans to make production capacity reductions at two of our mills by shutting down the No. 1 pulp dryer and No. 2 paper machine at our mill in Androscoggin, Maine, and by indefinitely idling our mill in Wickliffe, Kentucky. Together, these actions will reduce our production capacity by 430,000 tons of coated paper and 130,000 tons of dried market pulp. On April 5, 2016, we announced our decision to permanently close the Wickliffe mill and the associated Property, plant, and equipment were written down to salvage value.
The following table details the charges incurred related primarily to the Androscoggin/Wickliffe Capacity Reduction and primarily attributable to the paper segment as included in Restructuring charges on our accompanying Unaudited Condensed Consolidated Statements of Operations:

	Three Months Ended	Six Months Ended	Cumulative Incurred
(Dollars in millions)	June 30, 2016	June 30, 2016
Property and equipment	$—	$127	$127
Severance and benefit costs	4	10	26
Write-off of spare parts and inventory	—	9	12
Write-off of purchase obligations and commitments	—	2	3
Other miscellaneous costs	3	3	4
Total restructuring costs	$7	151	$172

There were no restructuring costs related to the Androscoggin and Wickliffe capacity reductions incurred during the six months ended June 30, 2015.

The following details the changes in our restructuring reserve liabilities related to the Androscoggin/Wickliffe Capacity Reduction during the six months ended June 30, 2016, which are included in Accrued liabilities on our Unaudited Condensed Consolidated Balance Sheets:

Six Months Ended
(Dollars in millions)	June 30, 2016
Beginning balance of reserve	$7
Severance and benefit costs	7
Severance and benefit payments	(10)
Purchase obligations	2
Payments on purchase obligations	—
Ending balance of reserve	$6

11. NEW MARKET TAX CREDIT ENTITIES

In 2010, Verso Quinnesec REP LLC, an indirect, wholly owned subsidiary of Verso Holdings, entered into a financing transaction with Chase Community Equity, LLC, or “Chase,” related to renewable energy project whose original cost was $43 million at our mill in Quinnesec, Michigan, in which Chase made a capital contribution and Verso Finance made a loan to Chase NMTC Verso Investment Fund, LLC, or the “Investment Fund,” under a qualified New Markets Tax Credit, or “NMTC,” program, provided for in the Community Renewal Tax Relief Act of 2000.

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

The following table summarizes the impact of the consolidated VIE as of December 31, 2015 and June 30, 2016:

	December 31,	June 30,
(Dollars in millions)	2015	2016
Total assets	$—	$—
Long-term debt	$—	$—
Other non-current liabilities	8	8
Total liabilities	$8	$8
Amounts presented in the Unaudited Condensed Consolidated Balance Sheets and the table above, have been adjusted for intercompany eliminations.

12. COMMITMENTS AND CONTINGENCIES

Expera Specialty Solutions — We were a party to a long-term supply agreement with Expera Specialty Solutions, or “Expera,” for the manufacture of specialty paper products on paper machine no. 5 at our Androscoggin mill in Jay, Maine.  The agreement, which was an element of the sale by International Paper Company of its industrial paper business to Thilmany, LLC in 2005, had a 12-year term expiring on June 1, 2017. Verso, as the assignee of International Paper, was responsible for the machine’s routine maintenance and Expera was responsible for any capital expenditures specific to the machine. The agreement required Expera to pay us a variable charge for the paper purchased and a fixed charge for the availability of the paper machine. Expera had the right to terminate the agreement if certain events occurred.

On May 25, 2016, the Bankruptcy Court authorized Verso to reject its supply agreement with Expera effective on May 4, 2016. Moving forward from the rejection of this agreement, we intend to continue producing on paper machine no. 5 at our Androscoggin mill for our own account a portfolio of specialty paper products.

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

The following table summarizes the industry segment data for the three-month and six-month periods ended June 30, 2015 and 2016:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in millions)	2015	2016	2015	2016
Net Sales
Paper	$723	$597	$1,471	$1,257
Pulp	72	45	135	85
Intercompany eliminations	(17)	(12)	(22)	(22)
Total	$778	$630	$1,584	$1,320
Operating loss(1)
Paper	$12	$(10)	$(32)	$(103)
Pulp	(7)	—	(19)	(17)
Total	$5	$(10)	$(51)	$(120)
Depreciation, amortization, and depletion
Paper	$55	$41	$106	$85
Pulp	9	4	15	8
Total	$64	$45	$121	$93
Capital expenditures
Paper	$14	$16	$21	$24
Pulp	2	2	4	5
Total	$16	$18	$25	$29
(1) Operating losses of the paper segment include $6 million and $135 million of Restructuring charges recognized in the three months and six months ended June 30, 2016, respectively. Operating losses of the pulp segment include $1 million and $16 million of Restructuring charges recognized in the three months and six months ended June 30, 2016, respectively. For the three months and six months ended June 30, 2015, Restructuring charges were primarily attributable to the paper segment.

14. SUBSEQUENT EVENT

Under ASC 852, Reorganizations, fresh-start accounting is required upon emergence from Chapter 11 if (i) the value of the assets of the emerging entity immediately before the date of confirmation is less than the total of all post-petition liabilities and allowed claims; and (ii) holders of existing voting shares immediately before confirmation receive less than 50% of the voting shares of the emerging entity.

On the Effective Date, the Company successfully emerged from bankruptcy with its exit financing in place (see Note 2). The Company expects to adopt fresh-start accounting as of the Effective Date. Adopting fresh-start accounting results in a new reporting entity with no beginning retained earnings or deficit. The cancellation of all existing shares outstanding on the Effective Date and issuance of new shares of the reorganized entity caused a related change of control of the Company under ASC 852. Fresh-start accounting also requires that the reporting entity allocate the reorganization value to its assets and liabilities in relation to their fair values upon emergence from Chapter 11. The Company is in the process of evaluating the potential impact of fresh-start accounting on its consolidated financial statements. As further described in Note 2, on the Effective Date, the Company eliminated much of its outstanding indebtedness in exchange for the issuance of 34,390,643 shares of the reorganized Company stock, or 100% of the Company’s equity, along with Plan Warrants to purchase up to an aggregate amount of 1,810,035 shares of Class A Common Stock. Additionally, on the Effective Date, the Company borrowed $340 million in connection with its Exit Credit Facilities Financing and established the Verso Corporation Performance Incentive Plan.

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

Headquartered in Memphis, Tennessee, with a business center in Miamisburg, Ohio, Verso operates seven mills strategically located in Maine, Maryland, Michigan, Minnesota, and Wisconsin with a total annual paper production capacity of approximately 3.2 million tons of paper.

Recent Developments

Emergence from Chapter 11

On January 26, 2016, or the “Petition Date,” we and substantially all of our direct and indirect subsidiaries, collectively, the “Debtors,” filed voluntary petitions for relief, or the “Chapter 11 Filings,” under Chapter 11 of Title 11 of the United States Code, or the “Bankruptcy Code,” in the United States Bankruptcy Court for the District of Delaware, the “Bankruptcy Court.” The Chapter 11 Filings constituted an event of default and automatic acceleration under the agreements governing all of our debt (excluding the $23 million loan from Verso Finance Holdings to Chase NMTC Verso Investment Fund). The chapter 11 cases, or the “Chapter 11 Cases,” were consolidated for procedural purposes only and administered jointly under the caption “In re: Verso Corporation, et al., Case No. 16-10163.” During the pendency of the Chapter 11 Cases, we continued to manage our properties and operate our businesses as a “debtor-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.
In connection with the Chapter 11 Cases, Verso Finance, Verso Holdings and certain of its subsidiaries entered into the Verso DIP Facility for an aggregate principal amount of up to $100 million, and NewPage Corp and certain of its subsidiaries entered into the NewPage DIP ABL Facility for an aggregate principal amount of up to $325 million and the NewPage Term Loan DIP Facility for an aggregate principal amount of $350 million (see Note 7). The NewPage DIP Term Loan Facility consisted of $175 million of new money term loans and $175 million of roll up loans refinancing loans outstanding under the existing term loan facility of NewPage Corp outstanding on the Petition Date.
On March 26, 2016, the Debtors filed a proposed joint plan of reorganization, or, (as amended, the “Plan,”) with the Bankruptcy Court together with a disclosure statement in respect of the Plan. The Plan set forth, among other things, the treatment of claims against and equity interests in the Debtors. On June 23, 2016, the Bankruptcy Court entered an order, or the “Confirmation Order,” confirming the Plan. On July 15, 2016, or the “Effective Date,” the Plan became effective pursuant to its terms and the Debtors emerged from their Chapter 11 Cases.
On the Effective Date, by operation of the Plan, among other things:

•
Verso issued 33,366,784 shares of its new Class A common stock, par value $0.01 per share, or “Class A Common Stock,” 1,023,859 shares of its new Class B common stock, par value $0.01 per share, or “Class B Common Stock,” and warrants to purchase up to an aggregate of 1,810,035 shares of Class A Common Stock, or “Plan Warrants,” in exchange for the elimination of $2.6 billion of the Debtor’s outstanding indebtedness (principal and accrued interest);

•
The satisfaction in full of general unsecured claims totaling $3 million in cash (except with respect to general unsecured claims against Debtors that have only de minimis assets, which will receive no distributions under the Plan);

•	All shares of Verso’s common stock issued and outstanding immediately prior to the Effective Date were cancelled and discharged;

•	The shared services agreement between Verso, NewPage and NewPage Corp was terminated; and

•	The prior employee incentive plans and other employment agreements were terminated and any awards issued under them were no longer honored, and a new performance incentive plan was adopted by Verso;

•
Termination of the Management and Transaction Fee Agreement dated as of August 1, 2006 among Verso Paper LLC, Verso Paper Investments LP, Apollo Management V, L.P., and Apollo Management VI, L.P., and all rights and remedies thereunder were terminated, extinguished, waived and released;

•	Employee retirement contracts and collective bargaining agreements will be honored by the Company upon emergence.
Further, Verso Holdings borrowed $340 million under the Exit Financing Facilities on the Effective Date, with available loan proceeds of approximately $318 million, consisting of (i) the borrowing of $120 million under the Exit ABL Facility and (ii) the borrowing of $198 million ($220 million net of Original Issue Discount) under the Exit Term Loan Facility. The proceeds of the borrowings on the Effective Date under the Credit Facilities were used (i) to repay outstanding indebtedness under the debtor-in-possession financing credit agreements, (ii) to pay outstanding allowed administrative expenses and allowed claims in accordance with the Plan, and (iii) to pay fees, costs and expenses related to and contemplated by the Credit Facilities and emergence by Verso and its subsidiaries from bankruptcy.
Financial Reporting Under Reorganization
The Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q have been prepared to reflect the application of Financial Accounting Standards Board, or “FASB” Accounting Standards Codification, or “ASC” 852, Reorganizations, which is a critical accounting policy. During the pendency of the Chapter 11 Cases, expenses, gains and losses directly associated with reorganization proceedings were reported as Reorganization items, net in the accompanying Unaudited Condensed Consolidated Statement of Operations. In addition, liabilities subject to compromise in the Chapter 11 Cases were distinguished from liabilities of non-filing entities, fully secured liabilities not expected to be compromised and from post-petition liabilities in the accompanying Unaudited Condensed Consolidated Statement of Financial Position as of June 30, 2016. Where there was uncertainty about whether a secured claim would be paid or impaired under the Chapter 11 Cases, we classified the entire amount of the claim as a liability subject to compromise. The amount of liabilities subject to compromise represents our estimate, where an estimate is determinable, of known or potential pre-petition claims to be addressed in connection with the bankruptcy proceedings. Such liabilities are reported at our current estimate, where an estimate is determinable, of the allowed claim amounts, even though the claims may be settled for different amounts. These claims remain subject to future adjustments, which may result from: negotiations; actions of the Bankruptcy Court; disputed claims; rejection of contracts and unexpired leases; the determination as to the value of any collateral securing claims; proofs of claims; or other events.
Effective as of the Petition Date we ceased recording interest expense on outstanding pre-petition debt classified as liabilities subject to compromise. Contractual interest expense represents amounts due under the contractual terms of outstanding pre-petition debt classified as liabilities subject to compromise.

See Note 2 of our Unaudited Condensed Consolidating Financial Statements for further discussion of financial reporting implications related to Reorganization including a detail of liabilities subject to compromise and reorganization items, net.

Mill Closure
On April 5, 2016, Verso announced that it will permanently close its paper mill located in Wickliffe, Kentucky, which has been idle since November 2015. The decision to close the mill resulted in restructuring charges of approximately $7 million and $151 million for the three and six month periods ending ended June 30, 2016, respectively. The associated Property, plant, and equipment were written down to salvage value resulting in a non-cash restructuring charge of $127 million.

Results of Operations

The following tables set forth the historical results of operations of Verso for the periods indicated below.  The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and notes thereto included elsewhere in this quarterly report.

Second Quarter of 2016 Compared to Second Quarter of 2015

	Three Months Ended
	June 30,
(Dollars in millions)	2015	2016
Net sales	$778	$630
Costs and expenses:
Cost of products sold (exclusive of depreciation, amortization and depletion)	657	548
Depreciation, amortization and depletion	64	45
Selling, general and administrative expenses	46	40
Restructuring charges	6	7
Operating income (loss)	5	(10)
Interest expense	67	11
Reorganization items, net	—	12
Loss before income taxes	(62)	(33)
Income tax benefit	(2)	—
Net loss	$(60)	$(33)

Net Sales. Net sales for the second quarter of 2016 were 19% lower than the second quarter of 2015. Our sales decline was primarily driven by a 17% decrease in total sales volume, to 751 thousand tons in second quarter of 2016 from 902 thousand tons for the same period of the prior year. The decrease in volume was primarily due to the general softening of demand for coated papers, our capacity reductions at our Androscoggin mill, and the permanent closure of our Wickliffe mill. Average sales price per ton, for all of our products, declined to $838 during the second quarter of 2016 from $862 during the same period of the prior year. The decrease in sales volume resulted in $122 million of reduced revenue, while changes in pricing resulted in a $26 million reduction in revenue.

Net sales for our paper segment decreased 17% to $597 million for the second quarter of 2016 from $723 million during the same period of the prior year, primarily due to a 14% decrease in paper sales volume to 689 thousand tons during the second quarter of 2016 from 802 thousand tons during the comparable period of the prior year. Average sales price per ton of paper decreased 4% to $867 during the second quarter of 2016 compared to $900 during same period of the prior year. The reduction in sales volume resulted in $102 million of reduced revenue, while the impact of changes in pricing resulted in a further revenue reduction of $24 million.

Net sales for our pulp segment decreased 40% to $33 million for the second quarter of 2016 from $55 million during the same period of the prior year, primarily due to a 38% decrease in pulp sales volume to 62 thousand tons during the second quarter of 2016 from 100 thousand tons during the same period of the prior year. The decrease in pulp sales volume was driven by capacity reductions at our Androscoggin mill, and the permanent closure of our Wickliffe mill. The average sales price per ton of pulp decreased 6% to $522 during the second quarter of 2016 compared to $557 during the same period of the prior year. The reduction in sale volume resulted in $20 million of reduced revenue, while the impact of changes in pricing resulted in a further revenue reduction of $2 million.

Cost of sales.  Cost of products sold, excluding depreciation, amortization and depletion expenses, decreased $109 million, or 17%, during the second quarter of 2016 compared to the same period of 2015. Our gross margin percentage, excluding depreciation, amortization, and depletion expense, was 13.0% during the second quarter of 2016 compared to 15.5% for the same period of the prior year, reflecting a $39 million decrease in gross margin, with $20 million attributable to decrease in sales volume and $19 million attributable to lower margin per ton due to lower sales prices.

Depreciation, amortization, and depletion. Depreciation, amortization, and depletion expenses decreased 30% during the second quarter of 2016 from the same period of the prior year primarily due to capacity reductions at our Androscoggin mill and the closure of the Wickliffe mill.

Selling, general and administrative.  Selling, general and administrative expenses decreased by 13%, or $6 million, during the second quarter of 2016 compared to the same period of the prior year, primarily as the result of synergies achieved from the NewPage acquisition. As a percentage of sales, selling, general and administrative expenses were 6% for each of the second quarter of 2016 and 2015.

Restructuring charges. Restructuring charges were $7 million for the second quarter of 2016, compared to $6 million for the same period of the prior year. Restructuring charges for second quarter of 2016 primarily consisted of severance and benefit costs related to the permanent closure of Wickliffe mill. Restructuring charges of approximately $6 million and $1 million were attributable to the paper segment and the pulp segment, respectively, for the second quarter of 2016. Restructuring charges for the second quarter of 2015 consisted of severance and benefit costs related to efforts to integrate the Verso and NewPage operations, and expenses related to the sale of the Bucksport mill.

Interest expense.  Interest expense for the second quarter of 2016 was $11 million, compared to $67 million for the same period of the prior year. The change in interest expense year over year reflects the fact that we ceased recording interest expense as of January 26, 2016 on outstanding pre-petition debt classified as liabilities subject to compromise, or “LSTC.” Such interest was stayed by the Bankruptcy Court effective on the Petition Date.

Reorganization items, net. Reorganization items, net for the second quarter of 2016 was a loss of $12 million. Reorganization items, net represent expenses and income directly associated with the Chapter 11 Cases as reported separately in the Unaudited Condensed Consolidated Statements of Operations. Reorganization items, net also include adjustments to reflect the carrying value of LSTC at their estimated allowed claim amounts, as such adjustments are determined.

First Six Months of 2016 Compared to First Six Months of 2015

	Six Months Ended
	June 30,
(Dollars in millions)	2015	2016
Net sales	$1,584	$1,320
Costs and expenses:
Cost of products sold (exclusive of depreciation, amortization and depletion)	1,385	1,166
Depreciation, amortization and depletion	121	93
Selling, general and administrative expenses	101	87
Restructuring charges	28	151
Other operating income	—	(57)
Operating income (loss)	(51)	(120)
Interest expense	133	37
Reorganization items, net	—	(36)
Loss before income taxes	(184)	(121)
Income tax benefit	(2)	—
Net loss	$(182)	$(121)

Net Sales. Net sales for the first half of 2016 were 17% lower than the first half of 2015. Our decline in sales was primarily driven by a 15% decline in total sales volume, to 1,562 thousand tons in the first half of 2016 from 1,831 thousand tons for the same period last year. The decline in volume was primarily due to the general softening of demand for coated papers, our capacity reductions at our Androscoggin mill, and the permanent closure of our Wickliffe mill. Average sales price per ton, for all of our products, declined to $845 during the first half of 2016 from $865 during the same period of the prior year. The decline in sales volume resulted in $213 million of reduced revenue while the reduced pricing resulted in an additional $51 million decrease in revenue.

Net sales for our paper segment decreased 15% to $1,257 million for the first half of 2016 from $1,471 million during the same period of the prior year, primarily due to an 11% decrease in paper sales volume to 1,444 thousand tons during the first half of 2016 from 1,627 thousand tons during the same period of the prior year. Average sales price per ton of paper decreased 4% to $870 during the first half of 2016 from $904 during the same period of the prior year. The reduction in sales volume resulted in $165 million of reduced revenue, while the impact of changes in pricing resulted in a further revenue reduction of $49 million.

Net sales for our pulp segment decreased 44% to $63 million for the first half of 2016 from $113 million during the same period in the prior year, due primarily to a 42% decrease in pulp sales volume to 118 thousand tons during the first half of 2016 from 204 thousand tons during the same period of the prior year. The decrease in pulp sales volume was driven by capacity reductions at our Androscoggin mill, and the permanent closure of our Wickliffe mill. The average sales price per ton declined 4% to $532 during the first half of 2016 compared to $554 during the same period of the prior year. The reduced sales volume accounted for $48 million of reduced revenue, while pricing resulted in a decrease in revenue of $2 million.

Cost of sales.  Cost of products sold, excluding depreciation, amortization, and depletion expenses, decreased $219 million, or 16%, during the first half of 2016 compared to the same period of 2015. Our gross margin, excluding depreciation, amortization, and depletion expenses, was 11.7% during the first half of 2016 compared to 12.6% during the same period of the prior year, reflecting a $45 million decline in gross margin, with $29 million attributable to sales volume declines and $16 million attributable to lower margin per ton due to lower sales prices.

Depreciation, amortization and depletion expense. Depreciation, amortization, and depletion expenses decreased 23% to $93 million during the first half of 2016 from $121 million during the same period of the prior year primarily due to capacity reductions at our Androscoggin mill and the closure of the Wickliffe mill.

Selling, general and administrative. Selling, general and administrative expenses decreased by 14%, or $14 million during the first half of 2016 compared to the same period of the prior year, primarily as a result of synergies achieved from the NewPage acquisition. As a percentage of sales, selling, general and administrative expenses was 6.6% during the first half of 2016 compared to 6.4% during the same period of the prior year.

Restructuring charges.  Restructuring charges were $151 million for the first half of 2016, compared to $28 million for the same period of the prior year. Restructuring charges for the first half of 2016 primarily consisted of non-cash fixed asset write-down charges from the permanent closure of the Wickliffe mill. Restructuring charges of approximately $135 million and $16 million were attributable to the paper segment and the pulp segment, respectively, for the first half of 2016. Restructuring charges for the first half of 2015 consisted of severance and benefit costs related to efforts to integrate the Verso and NewPage operations, and expenses related to the sale of the Bucksport mill.

Other operating income.  Other operating income for the first half of 2016 was $57 million and was primarily attributable to the sale of hydroelectric facilities in January 2016.

Interest expense.  Interest expense for the first half of 2016 was $37 million, compared to $133 million for the same period of the prior year.  The change in interest expense year over year reflects the fact that we ceased recording interest expense on January 26, 2016 on outstanding pre-petition debt classified as LSTC. Such interest was stayed by the Bankruptcy Court effective on the Petition Date.

Reorganization items, net.  Reorganization items, net for the first half of 2016 was a gain of $36 million. Reorganization items, net represent expenses and income directly associated with the Chapter 11 Cases as reported separately in the Unaudited Condensed Consolidated Statements of Operations. Reorganization items, net also include adjustments to reflect the carrying value of LSTC at their estimated allowed claim amounts, as such adjustments are determined. The adjustment of the carrying value of our debt to the estimated allowed claim of its stated principal balance resulted in a net non-cash gain of $81 million.

Reconciliation of Net Income (Loss) to Adjusted EBITDA

EBITDA consists of earnings before interest, taxes, depreciation, and amortization.  Adjusted EBITDA reflects adjustments to EBITDA to eliminate the impact of certain items that we do not consider to be indicative of our performance.  We use EBITDA and Adjusted EBITDA as a way of evaluating our performance relative to that of our peers.  We believe that Adjusted EBITDA is an operating performance measure commonly used in our industry that provides investors and analysts with a measure of ongoing operating results unaffected by differences in capital structures, capital investment cycles, and ages of related assets among otherwise comparable companies.

We believe that the supplemental adjustments applied in calculating Adjusted EBITDA are reasonable and appropriate to provide additional information to investors.

Because EBITDA and Adjusted EBITDA are not measurements determined in accordance with accounting principles generally accepted in the United States, or “GAAP,” and are susceptible to varying calculations, EBITDA and Adjusted EBITDA, as presented, may not be comparable to similarly titled measures of other companies. You should consider our EBITDA and Adjusted EBITDA in addition to, and not as a substitute for, or superior to, our operating or net income or cash flows from operating activities, which are determined in accordance with GAAP.

The following table reconciles net loss to EBITDA and Adjusted EBITDA for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in millions)	2015	2016	2015	2016
Net loss	$(60)	$(33)	$(182)	$(121)
Income tax benefit	(2)	—	(2)	—
Interest expense, net	67	11	133	37
Depreciation, amortization and depletion	64	45	121	93
EBITDA	$69	$23	$70	$9
Adjustments to EBITDA:
Restructuring charges (1)	6	7	28	151
NewPage acquisition and integration-related costs/charges (2)	2	—	26	—
Reorganization items, net (3)	—	12	—	(36)
Pre-reorganization charges (4)	—	—	—	6
Gains on disposal of assets (5)	—	—	—	(57)
Other items, net (6)	3	4	—	13
Adjusted EBITDA	$80	$46	$124	$86
(1) For 2016, charges are primarily associated with the closure of the Wickliffe mill, of which $137 million is non-cash. For 2015, charges represent severance and employee related costs and other restructuring charges associated with the NewPage acquisition, and the closure of the Bucksport mill.
(2) Professional fees and other charges and integration costs incurred in connection with the NewPage acquisition, including one-time impacts of purchase accounting.
(3) Expenses and income directly associated with the Chapter 11 Cases, including $116 million of non-cash reorganization gain recognized in the first quarter of 2016 for the difference between the petition date carrying value of certain Verso notes previously recorded as a troubled debt restructuring and their par value (estimated allowed claim) for such debt.
(4) Costs incurred in connection with advisory and legal services related to planning for the Chapter 11 Cases.
(5) Realized gains on the sale of assets, which are primarily attributable to the sale of hydroelectric facilities in January 2016.
(6) Amortization of non-cash incentive compensation, unrealized losses (gains) on energy-related derivative contracts, Wickliffe operating costs while idled, and miscellaneous other non-recurring adjustments.

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

Liquidity and Capital Resources

Our historical negative cash flows from operations caused an inability to support our significant interest payments and debt maturities and a need to refinance and/or extend the maturities of our outstanding debt. On January 26, 2016, Verso and substantially all of its direct and indirect subsidiaries filed voluntary petitions for relief under the Bankruptcy Code in the Bankruptcy Court. The Chapter 11 Filings constituted an event of default and automatic acceleration under the agreements governing all of our debt (excluding the $23 million loan from Verso Finance Holdings to Chase NMTC Verso Investment Fund).
As described in Note 2, Verso emerged from its Chapter 11 Cases on July 15, 2016. Pursuant to the Plan, on July 15, 2016, the Company entered into a $375 million asset-based revolving credit facility and a senior secured term loan agreement that provides for term loan commitments of $220 million, or the “Credit Facilities.” The Company borrowed $340 million under the Credit Facilities on July 15, 2016, with available loan proceeds of approximately $318 million, consisting of $120 million of borrowings under the asset-based revolving credit facility and $198 million ($220 million net of Original Issue Discount) of borrowings under the term loan agreement. On July 15, 2016, the Company paid in full amounts outstanding related to its DIP Facilities with proceeds from the Credit Facilities. As of July 15, 2016, the Credit Facilities had an outstanding balance of $340 million, approximately $80 million letters of credits issued, and $171 million available for future borrowing.

Verso’s cash flows from operating, investing and financing activities, as reflected in the accompanying Unaudited Condensed Consolidated Statements of Cash Flows, are summarized in the following table.

	Six Months Ended
	June 30,
(Dollars in millions)	2015	2016
Net cash (used in) provided by:
Operating activities	$(185)	$39
Investing activities	150	31
Financing activities	43	(48)
Net change in cash and cash equivalents	$8	$22

Operating activities.  In the first six months of 2016, net cash provided by operating activities of $39 million reflects a net loss of $121 million offset by non-cash depreciation, amortization, and accretion of $94 million, non-cash restructuring and reorganization expenses of $61 million and a decrease in cash used in working capital of $57 million primarily due to interest and vendor payments stayed by the Chapter 11 Filings.

In the first six months of 2015, net cash used in operating activities of $185 million reflected a net loss of $182 million offset by noncash depreciation, amortization, depletion and accretion of $125 million and an increase in cash used for working capital of $77 million, which was primarily due to seasonal increases in inventory and a decrease in accrued liabilities primarily attributable to payments of NewPage acquisition related and second lien and subordinated notes exchange offering related expenses, and severance and other costs associated with the Bucksport closure and NewPage acquisition.

Investing activities. In the first six months of 2016, net cash provided by investing activities of $31 million consists primarily of $63 million of proceeds from the sale of hydroelectric generation facilities and related assets in the first six months of 2016, offset by $29 million of capital expenditures. This compares to $150 million of net cash provided by investing activities in the first six months of 2015, which reflects cash acquired in the NewPage acquisition of $128 million as well as proceeds from sale of assets of $51 million including the sale of the Bucksport mill and were offset by capital expenditures of $25 million.

Financing activities. In the first six months of 2016, net cash used in financing activities of $48 million, resulted primarily from net payments on pre-petition revolving credit facilities of $299 million, offset by proceeds from debtor-in-possession revolving credit facilities of $98 million and debtor-in-possession term loan of $175 million. Cash flows used in financing activities in the first six months of 2016, also included $22 million of debt issuance costs associated with the debtor in possession financing. In the first six months of 2015, net cash provided by financing activities was $43 million, and resulted primarily from net borrowings on our pre-petition revolving credit facilities.

DIP Financing. In connection with the Chapter 11 Cases, Verso Finance, Verso Holdings and certain of its subsidiaries entered into the Verso DIP Facility in an aggregate principal amount of up to $100 million, and NewPage Corp and certain of its subsidiaries entered into the NewPage DIP ABL Facility in an aggregate principal amount of up to $325 million and the NewPage DIP Term Loan Facility in an aggregate principal amount of $350 million. The NewPage DIP Term Loan Facility consisted of $175 million of new money term loans and $175 million of “rolled up” loans refinancing loans outstanding under the existing term loan facility of NewPage Corp outstanding on the Petition Date (i.e., such loans were deemed to become loans under the NewPage DIP Term Loan Facility). On January 28, 2016, up to $550 million in loans under the DIP Facilities became available for borrowing following the entry of an order by the Bankruptcy Court approving the DIP Facilities on an interim basis on January 27, 2016. The Bankruptcy Court entered orders approving the DIP Facilities on a final basis on March

2, 2016. The issuers and guarantors of the Verso DIP Facility did not guarantee the obligations under the NewPage DIP Facilities, and the borrower and the guarantors under the NewPage DIP Facilities did not guarantee the obligations under the Verso DIP Facility. The DIP Facilities were scheduled to mature on July 28, 2017 unless, prior to the end of such term, (a) a plan of reorganization filed in the Chapter 11 Cases was confirmed pursuant to an order entered by the Bankruptcy Court, or (b) the loans were accelerated and commitments terminated in accordance with the terms of the DIP Facilities. On June 23, 2016, the Bankruptcy Court entered the Confirmation Order and subsequently, on July 15, 2016, the Debtors satisfied the conditions of the Confirmation Order and the Plan became effective. Thus, the DIP Facilities matured on July 15, 2016 and were repaid in full using proceeds from the Exit Credit Facilities entered into on the Effective Date.

Exit Credit Facilities. On the Effective Date, pursuant to the terms of the Plan, Verso Holdings entered into a $375 million asset-based revolving credit facility, or the “Exit ABL Facility,” and a senior secured term loan agreement that provides for term loan commitments of $220 million with available loan proceeds of $198 million, or the “Exit Term Loan Facility,” collectively termed the “Exit Credit Facilities.” The Company borrowed $340 million under the Exit Credit Facilities on July 15, 2016, with available loan proceeds of approximately $318 million, consisting of $120 million of borrowing of under the asset-based revolving credit facility and $198 million ($220 million net of Original Issue Discount) of borrowings under the term loan agreement.

The Exit ABL Facility will mature on July 15, 2021 and the Exit Term Loan Facility will mature on October 14, 2021. The outstanding borrowings under the Exit ABL Facility bear interest at a per annum rate equal to, at the option of Verso Holdings, either (i) a customary London interbank offered rate plus an applicable margin ranging from 1.25% to 2.00% or (ii) a customary base rate plus an applicable margin ranging from 0.25% to 1.00%, determined based upon the average excess availability under the Exit ABL Facility. Verso Holdings is also required to pay a commitment fee for the unused portion of the Exit ABL Facility, which ranges from 0.25% to 0.375% per annum, based upon the average revolver usage under the ABL Facility. The outstanding borrowings under the Exit Term Loan Facility bear interest at a rate equal to, at the option of Verso Holdings, either (i) a customary London interbank offered rate (subject to a floor of 1%) plus 11.00% or (ii) a customary base rate plus 10.00%. With respect to LIBOR loans under the Exit Credit Facilities, Verso Holdings may elect an interest period of one, two, three or six months or such other period subject to the terms of the Exit Credit Facilities.

All obligations under the Exit Credit Facilities are unconditionally guaranteed by Verso Finance, and certain of the subsidiaries of Verso Holdings and will be secured by liens on certain assets of Verso Finance and liens on substantially all of the assets of Verso Holdings and the other guarantor subsidiaries. The security interest with respect to the Exit ABL Facility consists of a first-priority lien on the current assets of Verso Holdings and the guarantor subsidiaries, including accounts, inventory, deposit accounts, securities accounts and commodities accounts, and a second-priority lien on all other collateral. The security interest with respect to the Exit Term Loan Facility, consists of a first-priority lien on all other collateral and second-priority lien on collateral securing the Exit ABL Facility.

Covenant Compliance

Exit Credit Facilities

As described in Note 2, Verso emerged from bankruptcy on July 15, 2016 and entered into the Exit Credit Facilities. The Exit ABL Facility contains financial covenants requiring the Company, among other things, to maintain a minimum fixed charge coverage ratio in certain circumstances and the Exit Term Loan Facility is subject to a maximum total net leverage ratio. The Exit Credit Facilities also contain restrictions, among other things and subject to certain exceptions, on the Company’s ability to inure debt or liens, pay dividends, repurchase equity interest, prepay indebtedness, sell or dispose of assets, and make investments in or merge with another company.

If Verso Holdings were to violate any of the covenants under the Exit ABL Facility or the Exit Term Loan Facility and were unable to obtain a waiver, it would be considered a default after the expiration of any applicable grace period. If Verso Holdings were in default under any Exit Credit Facility, then the lenders thereunder may exercise remedies under such Exit Credit Facility in accordance with the terms thereof. In addition, if Verso Holdings were in default under the Exit ABL Facility, no additional borrowings under the Exit ABL Facility would be available until the default was waived or cured. The Exit Credit Facilities provide for customary events of default, including a cross-event of default provision in respect of any other existing debt instrument having an aggregate principal amount that exceeds $25 million.
DIP Facilities
The Company paid in full amounts outstanding related to its DIP Facilities with proceeds from the Exit Credit Facilities on July 15, 2016.

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

For a discussion of our critical accounting policies and estimates, see “Critical Accounting Policies” included in our Annual Report on Form 10-K for the year ended December 31, 2015 under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We have made no significant changes to our critical accounting policies and estimates from those described in our Annual Report on Form 10-K for the year ended December 31, 2015 other than the following:
Reorganization. The Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q have been prepared to reflect the application of Financial Accounting Standards Board, or “FASB” Accounting Standards Codification, or “ASC” 852, Reorganizations, which is a critical accounting policy. During the pendency of the Chapter 11 Cases, expenses, gains and losses directly associated with reorganization proceedings were reported as Reorganization items, net in the accompanying Unaudited Condensed Consolidated Statement of Operations. In addition, liabilities subject to compromise in the Chapter 11 Cases were distinguished from liabilities of non-filing entities, fully secured liabilities not expected to be compromised and from post-petition liabilities in the accompanying Unaudited Condensed Consolidated Statement of Financial Position as of June 30, 2016. Where there was uncertainty about whether a secured claim would be paid or impaired under the Chapter 11 Cases, we classified the entire amount of the claim as a liability subject to compromise. The amount of liabilities subject to compromise represents our estimate, where an estimate is determinable, of known or potential pre-petition claims to be addressed in connection with the bankruptcy proceedings. Such liabilities are reported at our current estimate, where an estimate is determinable, of the allowed claim amounts, even though the claims may be settled for different amounts. These claims remain subject to future adjustments, which may result from: negotiations; actions of the Bankruptcy Court; disputed claims; rejection of contracts and unexpired leases; the determination as to the value of any collateral securing claims; proofs of claims; or other events.
Effective as of the Petition Date we ceased recording interest expense on outstanding pre-petition debt classified as liabilities subject to compromise. Contractual interest expense represents amounts due under the contractual terms of outstanding pre-petition debt classified as liabilities subject to compromise.

Recent Accounting Developments

See Note 3, “Recent Accounting Developments” in the Notes to our Unaudited Condensed Consolidated Financial Statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from fluctuations in our paper prices, interest rates, energy prices, and commodity prices for our inputs.

Paper Prices

Our sales, which we report net of rebates, allowances, and discounts, are a function of the number of tons of paper that we sell and the price at which we sell our paper.  Paper prices historically have been a function of macroeconomic factors that influence supply and demand.  Price has historically been substantially more variable than volume and can change significantly over relatively short time periods. Prices are also subject to volatility due to fluctuations in foreign exchange rates of the U.S. dollar relative to other currencies, especially the Euro, which can lead to lower average sales price realization.

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

We reach our end-users through several channels, including printers, brokers, paper merchants, and direct sales to end-users.  We sell and market our products to approximately 300 customers. During the first half of 2016, Veritiv Corporation accounted for approximately 20% of our total net sales.

Interest Rates

Since December 31, 2015, we and substantially all of our direct and indirect subsidiaries filed voluntary petitions for relief under the Bankruptcy Code in the Bankruptcy Court. In connection with our Chapter 11 proceedings, we entered into the DIP Facilities. Borrowings under the DIP Facilities accrue interest at a variable rate.

The NewPage DIP Term Loan Facility had a LIBOR floor of 1.5%. Assuming the NewPage DIP Term Loan Facility interest rate was at or above the LIBOR floor, a 100 basis point increase in quoted interest rates on our outstanding floating-rate debt as of June 30, 2016, would have increased annual interest expense by approximately $5 million.  While we may enter into agreements limiting our exposure to higher interest rates, any such agreements may not offer complete protection from this risk.

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

Energy.  In 2016, we produced approximately 54% of our energy needs for our paper mills from sources such as waste wood, waste water, hydroelectric facilities, liquid biomass from our pulping process, and internal energy cogeneration facilities.  Our external energy purchases vary across each of our mills and include fuel oil, natural gas, coal, and electricity.  While our internal energy production capacity and ability to switch between certain energy sources mitigates the volatility of our overall energy expenditures, we expect prices for energy to remain volatile for the foreseeable future.  We utilize derivatives contracts as part of our risk management strategy to manage our exposure to market fluctuations in energy prices.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of Verso’s disclosure controls and procedures as of June 30, 2016.  Based upon this evaluation, and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that Verso’s disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2016.

Changes in Internal Control over Financial Reporting

There were no changes in Verso’s internal control over financial reporting during the fiscal quarter ended June 30, 2016, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

We are involved from time to time in legal proceedings incidental to the conduct of our business.  We do not believe that any liability that may result from these proceedings will have a material adverse effect on our Unaudited Condensed Consolidated Financial Statements.

ITEM 1A.   RISK FACTORS

For a detailed discussion of risk factors affecting us, see “Part I – Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015. Other than as noted below, we have not had any material changes to our risk factors from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.
A new board of directors was appointed upon our emergence from our Chapter 11 Cases, and Dave Paterson, our Chairman and Chief Executive Officer, has previously announced he will retire effective as of August 31, 2016. The transition to a new board of directors, new Office of the Chief Executive, and ultimately new Chairman and Chief Executive Officer will be critical to our success.

Pursuant to the Plan, a new board of directors was appointed to lead us on the Effective Date. Half of our six new directors have not previously served on our board of directors and are expanding their knowledge of our operations and strategic plans. Further, on August 10, 2016, Mr. Paterson announced he will retire as the Chairman of the Board and Chief Executive Officer of Verso effective as of August 31, 2016.  Verso’s board of directors has begun the search for a new CEO.  In the meantime, Verso’s board of directors will establish, effective as of September 1, 2016, an Office of the Chief Executive to lead the management of the company until a new CEO is named.

The ability of our new directors and the new Chief Executive Officer to quickly expand their knowledge of our business plans, operations and strategies and our technologies will be critical to their ability to make informed decisions about our strategy and operations, particularly given the competitive environment in which our businesses operate and the need to quickly adjust to technological trends and advancements. If our board of directors and future Chief Executive Officer are not sufficiently informed to make such decisions, our ability to compete effectively and profitably could be adversely affected.

We may be unable to maintain compliance with the financial maintenance or other covenants in our Credit Facilities, which could result in an event of default under the credit agreement governing the Credit Facilities that, if not cured or waived, would have a material adverse effect on our business, financial condition and results of operations.

Under the ABL Facility, Verso Holdings is required to maintain a minimum fixed charge coverage ratio when the excess availability under such facility is less than the greater of (a) 10% of the lesser of (i) the borrowing base at such time and (ii) the aggregate amount of revolving facility commitments at such time or (b) $30 million. In addition, under the Term Loan Facility, Verso Holdings is required to maintain a maximum total net leverage ratio as further described in the Term Loan Facility. The Credit Facilities also contain certain covenants which, among other things, and subject to certain exceptions, restrict Verso Holdings’ and certain of its subsidiaries’ ability to incur additional debt or liens, pay dividends, repurchase equity interests, prepay other indebtedness, sell, transfer, lease or dispose of assets, and make investments in or merge with another company.

If Verso Holdings were to violate any of the covenants under the ABL Facility or the Term Loan Facility and were unable to obtain a waiver, it would be considered a default after the expiration of any applicable grace period. If Verso Holdings were in default under any Credit Facility, then the lenders thereunder may exercise remedies under such Credit Facility in accordance with the terms thereof, including declaring all outstanding borrowings immediately due and payable. In addition, if Verso Holdings were in default under the ABL Facility, no additional borrowings under the ABL Facility would be available until the default was waived or cured. This could adversely affect our operations and our ability to satisfy our obligations as they come due.

Restrictive covenants in our Credit Facilities may restrict our ability to pursue our business strategies.

The Credit Facilities limit our ability, among other things, to:

•	incur additional indebtedness;

•	incur liens,

•	enter into sale and lease back transactions;

•	make investments;

•	make capital expenditures;

•	consolidate, merge, sell, or otherwise dispose of all or substantially all of our assets;

•	pay dividends or make other distributions or repurchase or redeem our stock;

•	enter into transactions with our affiliates;

•	engage or enter into any new lines of business;

•	prepay, redeem, or repurchase certain of our indebtedness; and

•	amend or modify certain provisions of our, and our subsidiaries’, organizational documents.

The Credit Facilities also require us to comply with certain financial maintenance covenants as discussed above.

A breach of any of these restrictive covenants could result in a default under the instruments governing our credit agreements. If a default occurs, the holders of these instruments may elect to declare all borrowings thereunder outstanding, together with accrued interest and other fees, to be immediately due and payable. The lenders under the Credit Facilities would also have the right in these circumstances to terminate any commitments they have to provide further borrowings. If we are unable to repay our indebtedness when due or declared due, the lenders thereunder will also have the right to proceed against the collateral pledged to them to secure the indebtedness. If such indebtedness were to be accelerated, our assets may not be sufficient to repay in full our secured indebtedness.

An active trading market for our Class A Common Stock may not develop.

During our Chapter 11 Cases, our old common stock was traded in the OTC Pink Sheets. Upon emergence from our Chapter 11 Cases, our Class A common stock, par value $0.01 per share, or our “Class A Common Stock,” was listed on the New York Stock Exchange. We cannot predict the extent to which investor interest in us will lead to the development of an active trading market or how liquid that market might become. If an active trading market does not develop, you may have difficulty selling any of our Class A Common Stock that you buy.

The price and trading volume of our Class A Common Stock may fluctuate significantly.

Even if an active trading market develops for our Class A Common Stock, the market price of our Class A Common Stock may be highly volatile and could be subject to wide fluctuations. In addition, the trading volume of our Class A Common Stock may fluctuate and cause significant price variations to occur. Volatility in the market price of our Class A Common Stock may prevent you from being able to sell your shares at or above the price you paid for your shares of Class A Common Stock. The market price for our Class A Common Stock could fluctuate significantly for various reasons, including:

•	our operating and financial performance and prospects;

•	our quarterly or annual earnings or those of other companies in our industry;

•	conditions that impact demand for our paper products;

•	the public's reaction to our press releases, other public announcements and filings with the SEC;

•	changes in earnings estimates or recommendations by securities analysts who track our common stock;

•	market and industry perception of our success, or lack thereof, in pursuing our growth strategy;

•	strategic actions by us or our competitors, such as acquisitions or restructurings;

•	changes in government regulations;

•	changes in accounting standards, policies, guidance, interpretations or principles;

•	arrival and departure of key personnel;

•	the number of shares to be publicly traded after our emergence from our Chapter 11 Cases;

•	changes in our capital structure;

•	sales of common stock by us or members of our management team; and

•
changes in general market, economic and political conditions in the United States and global economies or financial markets, including those resulting from natural disasters, terrorist attacks, acts of war and responses to such events.

The exercise of all or any number of outstanding Plan Warrants or the issuance of stock-based awards may dilute your holding of shares of our Class A Common Stock.

As of the date of filing this Quarterly Report, we have outstanding (i) Plan Warrants to purchase 1,810,035 shares of our Class A Common Stock, and (ii) 154,963 restricted stock awards. In addition, we have as of the date of this Quarterly Report, 3,620,067 shares of Class A Common Stock reserved for future issuance under our Verso Corporation Performance Incentive Plan. The exercise of equity awards, including any stock options that we may grant in the future, and Plan Warrants, and the sale of shares of our Class A Common Stock underlying any such options or the Plan Warrants, could have an adverse effect on the market for our Class A Common Stock, including the price that an investor could obtain for their shares. Investors may experience dilution in the net tangible book value of their investment upon the exercise of the Plan Warrants and any stock options that may be granted or issued pursuant to the Verso Corporation Performance Incentive Plan in the future.
Our Amended and Bylaws, our Amended and Restated Certificate of Incorporation and Delaware law contain provisions that could discourage another company from acquiring us and may prevent attempts by our stockholders to replace or remove our current management.
Provisions of our Amended and Restated Bylaws and Amended and Restated Certificate of Incorporation, which became effective on the Effective Date, and Delaware law may discourage, delay or prevent a merger or acquisition that stockholders may consider favorable, including transactions in which our stockholders might otherwise receive a premium for their shares. In addition, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace or remove our board of directors. These provisions include:

•	not providing for cumulative voting in the election of directors;

•	requiring at least a supermajority vote of our stockholders to amend our Amended and Restated Bylaws or certain provisions of our Amended and Restated Certificate of Incorporation;

•	eliminating the ability of stockholders to call special meetings of stockholders;

•	establishing advance notice requirements for nominations for election to the board of directors or for proposing matters that can be acted on by stockholders at stockholder meetings;

•	prohibiting stockholder action by written consent; and

•	authorizing the issuance of “blank check” preferred stock without any need for action by stockholders.

Together, these charter and statutory provisions could make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our Class A Common Stock. The existence of the foregoing provisions and anti-takeover measures could limit the price that investors might be willing to pay in the future for shares of our Class A Common Stock. They could also deter potential acquirers of our company, thereby potentially reducing the likelihood that our stockholders could receive a premium for their Class A Common Stock in an acquisition.

Our Amended and Restated Certificate of Incorporation designates the Court of Chancery of the State of Delaware as the exclusive forum for certain litigation that may be initiated by our stockholders, which could limit our stockholders' ability to obtain a favorable judicial forum for disputes with us.

Our Amended and Restated Certificate of Incorporation provides that, unless we consent in writing to alternative forums, the Court of Chancery of the State of Delaware will be the exclusive forum for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed to us by our directors, officers, or stockholders, (iii) any action asserting a claim against us arising under the Delaware General Corporation Law or to which the Delaware General Corporation Law confers jurisdiction on the Court of Chancery of the State of Delaware, or (iv) any action asserting a claim governed by the internal affairs doctrine. We may consent in writing to alternative forums. By becoming a stockholder in Verso, you will be deemed to have notice of and have consented to these provisions of our Amended and Restated Certificate of Incorporation. This choice of forum provision in our Amended and Restated Certificate of Incorporation may limit our stockholders' ability to obtain a favorable judicial forum for disputes with us.

We currently do not plan to pay dividends on our Class A Common Stock and, consequentially, your only opportunity to achieve a return on your investment is if the price of our Class A Common Stock appreciates.

We do not anticipate paying any cash dividends on our Class A Common Stock for the foreseeable future. Any decision to pay dividends on our common stock in the future will be at the discretion of our board of directors in light of conditions then existing, including factors such as our results of operations, financial condition and requirements, business condition, covenants under any applicable contractual arrangements, including our indebtedness.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Information required by this Item 2 has been previously disclosed by us on Current Report on Form 8-K filed by us on July 19, 2016.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

Information required by this Item 3 has been previously disclosed by us on Current Report on Form 8-K filed by us on January 26, 2016 and January 27, 2016.

ITEM 4.   MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.   OTHER INFORMATION

Not applicable.

ITEM 6.   EXHIBITS

The following exhibits are included with this report:

Exhibit Number	Description

2.1	Order Confirming Debtors’ First Modified Third Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code on June 23, 2016.(1)

2.2	Debtors’ First Modified Third Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code.(1)

3.1	Amended and Restated Certificate of Incorporation of Verso.(2)

3.2	Amended and Restated Bylaws of Verso.(2)

4.1	Form of specimen Class A Common Stock certificate.(3)

4.2	Form of specimen Class B Common Stock certificate.(3)

4.3	Form of specimen Plan Warrant certificate (included in Exhibit 10.4).

10.1
Asset-Based Revolving Credit Agreement dated as of July 15, 2016, among Verso Finance, Verso Holdings, each of the subsidiaries of the borrower party thereto, the lenders party thereto, Wells Fargo Bank, National Association, as administrative agent, Barclays Bank PLC, as syndication agent, and Wells Fargo Bank, National Association and Barclays Bank PLC, as joint lead arrangers and joint bookrunners.(3)

10.2
Senior Secured Term Loan Agreement dated as of July 15, 2016, among Verso Finance, Verso Holdings, each of the subsidiary loan parties party thereto, the lenders party thereto, Barclays Bank PLC, as administrative agent and collateral agent, and Barclays Bank PLC, Citigroup Global Markets Inc., and Credit Suisse Securities (USA) LLC, as joint lead arrangers and joint book runners. (3)

10.3*	Verso Corporation Performance Incentive Plan. (3)

10.4	Warrant Agreement dated as of July 15, 2016, between Verso and Computershare Inc. and its wholly owned subsidiary, Computershare Trust Company N.A., collectively, as warrant agent. (3)

10.5
Registration Rights Agreement dated as of July 15, 2016, among Verso, Oaktree FF Investment Fund Class F Holdings, L.P., Monarch Alternative Solutions Master Fund Ltd. and the other signatories thereto. (3)

10.6*	Indemnification Agreement between Verso and the directors and officers of Verso and its subsidiaries (form). (3)

31.1	Certification of Principal Executive Officer of Verso Corporation pursuant to Rule 13a-14(a) under Securities Exchange Act of 1934.

31.2	Certification of Principal Financial Officer of Verso Corporation pursuant to Rule 13a-14(a) under Securities Exchange Act of 1934.

32.1	Certification of Principal Executive Officer of Verso Corporation pursuant to Rule 13a-14(b) under Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2	Certification of Principal Financial Officer of Verso Corporation pursuant to Rule 13a-14(b) under Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

_____________
*     Denotes a management contract or compensatory plan or arrangement.

(1) Incorporated by reference to Verso Corporation’s Current Report on Form 8‑K, filed with the SEC on June 24, 2016.
(2) Incorporated by reference to Verso Corporation’s Form 8-A, filed with the SEC on July 15, 2016.
(3) Incorporated by reference to Verso Corporation’s Current Report on Form 8‑K, filed with the SEC on July 19, 2016.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 15, 2016
VERSO CORPORATION

	By:	/s/ David J. Paterson
David J. Paterson Chairman, President and Chief Executive Officer

By:	/s/ Allen J. Campbell
Allen J. Campbell Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

The following exhibits are included with this report:

Exhibit Number	Description

2.1	Order Confirming Debtors’ First Modified Third Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code on June 23, 2016.(1)

2.2	Debtors’ First Modified Third Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code.(1)

3.1	Amended and Restated Certificate of Incorporation of Verso.(2)

3.2	Amended and Restated Bylaws of Verso.(2)

4.1	Form of specimen Class A Common Stock certificate.(3)

4.2	Form of specimen Class B Common Stock certificate.(3)

4.3	Form of specimen Plan Warrant certificate (included in Exhibit 10.4).

10.1
Asset-Based Revolving Credit Agreement dated as of July 15, 2016, among Verso Finance, Verso Holdings, each of the subsidiaries of the borrower party thereto, the lenders party thereto, Wells Fargo Bank, National Association, as administrative agent, Barclays Bank PLC, as syndication agent, and Wells Fargo Bank, National Association and Barclays Bank PLC, as joint lead arrangers and joint bookrunners.(3)

10.2
Senior Secured Term Loan Agreement dated as of July 15, 2016, among Verso Finance, Verso Holdings, each of the subsidiary loan parties party thereto, the lenders party thereto, Barclays Bank PLC, as administrative agent and collateral agent, and Barclays Bank PLC, Citigroup Global Markets Inc., and Credit Suisse Securities (USA) LLC, as joint lead arrangers and joint book runners. (3)

10.3*	Verso Corporation Performance Incentive Plan. (3)

10.4	Warrant Agreement dated as of July 15, 2016, between Verso and Computershare Inc. and its wholly owned subsidiary, Computershare Trust Company N.A., collectively, as warrant agent. (3)

10.5
Registration Rights Agreement dated as of July 15, 2016, among Verso, Oaktree FF Investment Fund Class F Holdings, L.P., Monarch Alternative Solutions Master Fund Ltd. and the other signatories thereto. (3)

10.6*	Indemnification Agreement between Verso and the directors and officers of Verso and its subsidiaries (form). (3)

31.1	Certification of Principal Executive Officer of Verso Corporation pursuant to Rule 13a-14(a) under Securities Exchange Act of 1934.

31.2	Certification of Principal Financial Officer of Verso Corporation pursuant to Rule 13a-14(a) under Securities Exchange Act of 1934.

32.1	Certification of Principal Executive Officer of Verso Corporation pursuant to Rule 13a-14(b) under Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2	Certification of Principal Financial Officer of Verso Corporation pursuant to Rule 13a-14(b) under Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

_____________
*     Denotes a management contract or compensatory plan or arrangement.

(1) Incorporated by reference to Verso Corporation’s Current Report on Form 8‑K, filed with the SEC on June 24, 2016.
(2) Incorporated by reference to Verso Corporation’s Form 8-A, filed with the SEC on July 15, 2016.
(3) Incorporated by reference to Verso Corporation’s Current Report on Form 8‑K, filed with the SEC on July 19, 2016.