Form 10-Q
period 2016-09-30
Verso Corp
filed 2016-11-15
CIK 1421182

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016

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
☑ Yes ☐ No

As of October 31, 2016, Verso Corporation had 33,366,784 shares of Class A common stock, par value $0.01 per share, and 1,023,859 shares of Class B common stock, par value $0.01 per share, outstanding.

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

As previously disclosed, on January 26, 2016, or the “Petition Date,” Verso announced that Verso and substantially all of its direct and indirect subsidiaries, or collectively referred to herein as the “Debtors,” filed voluntary petitions for relief under Chapter 11 of Title 11 of the United States Code, or the “Bankruptcy Code,” in the United States Bankruptcy Court for the District of Delaware, or the “Bankruptcy Court.” The Chapter 11 Filings constituted an event of default and automatic acceleration under the agreements governing all of our debt (excluding the $23 million loan from Verso Finance Holdings to Chase NMTC Verso Investment Fund). The chapter 11 cases, or the “Chapter 11 Cases,” were consolidated for procedural purposes only and administered jointly under the caption “In re: Verso Corporation, et al., Case No. 16-10163.”

On June 23, 2016, the Bankruptcy Court entered an order, confirming the Debtors’ First Modified Third Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code dated as of June 20, 2016, or the “Plan.” On July 15, 2016, or the “Effective Date,” the Plan became effective pursuant to its terms and the Debtors emerged from their Chapter 11 Cases (see Note 2).

In accordance with the provisions of Financial Accounting Standards Board, or “FASB,” Accounting Standards Codification, or “ASC” 852, Reorganizations, the Debtors adopted fresh-start accounting upon emergence from their Chapter 11 Cases and became a new entity for financial reporting purposes as of July 15, 2016. Accordingly, the Unaudited Condensed Consolidated Financial Statements for the reporting entity subsequent to emergence from the Chapter 11 Cases, or the “Successor,” are not comparable to the consolidated financial statements for the reporting entity prior to emergence from the Chapter 11 Cases, or the “Predecessor.”

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

The following factors, among others, could cause actual results to differ from those set forth in the forward-looking statements: the impact of our bankruptcy filings and the related Chapter 11 bankruptcy process on our business, financial condition or results of operations; intense competition in the paper manufacturing industry; changes in the costs of raw materials and purchased energy; developments in alternative media, which are expected to adversely affect the demand for some of our key products, and the effectiveness of our responses to these developments; rising postal costs; any additional closure and other restructuring costs; negative publicity, even if unjustified; any failure to comply with environmental or other laws or regulations, even if inadvertent; legal proceedings or disputes; any labor disputes; and the potential risks and uncertainties described in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, Part II - Item 1A. “Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, and Part I, Item II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other sections of this Quarterly Report on Form 10-Q as well as those discussed in Verso’s other filings with the Securities and Exchange Commission, or the “SEC,” from time to time.  Except as required by law, we assume no obligation to update any forward-looking statement made in this Quarterly Report to reflect subsequent events or circumstances or actual outcomes.

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

VERSO CORPORATION
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	Predecessor	Successor
	December 31,	September 30,
(Dollars in millions)	2015	2016
ASSETS
Current assets:
Cash and cash equivalents	$4	$7
Accounts receivable, net	226	212
Inventories	484	429
Assets held for sale	5	—
Prepaid expenses and other assets	32	27
Total current assets	751	675
Property, plant, and equipment, net	1,857	1,170
Intangibles and other assets, net	102	60
Total assets	$2,710	$1,905
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$113	$120
Accrued liabilities	267	128
Current maturities of long-term debt	2,879	18
Total current liabilities	3,259	266
Long-term debt	—	285
Other liabilities	634	719
Total liabilities	3,893	1,270
Commitments and contingencies (Note 12)	—	—
Equity:
Predecessor preferred stock -- par value $0.01 (20,000,000 shares authorized, no shares issued)	—	—
Successor preferred stock -- par value $0.01 (50,000,000 shares authorized, no shares issued)	—	—
Predecessor common stock -- par value $0.01 (250,000,000 shares authorized with 82,115,543 shares issued and 81,874,254 outstanding on December 31, 2015)	1	—
Successor common stock -- par value $0.01 (210,000,000 Class A shares authorized with 33,366,784 shares issued and outstanding on September 30, 2016; 40,000,000 Class B shares authorized with 1,023,859 shares issued and outstanding on September 30, 2016)	—	—
Treasury stock -- at cost (241,289 shares on December 31, 2015 and no shares on September 30, 2016)	(1)	—
Predecessor Paid-in-capital	321	—
Successor Paid-in-capital (including Warrants of $10 million)	—	675
Retained deficit	(1,402)	(40)
Accumulated other comprehensive loss	(102)	—
Total (deficit) equity	(1,183)	635
Total liabilities and equity	$2,710	$1,905
See notes to Unaudited Condensed Consolidated Financial Statements.

VERSO CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Predecessor		Successor
	Three Months	July 1, 2016	July 15, 2016
	Ended	Through	Through
(Dollars in millions, except per share amounts)	September 30, 2015	July 14, 2016	September 30, 2016
Net sales	$782	$97	$578
Costs and expenses:
Cost of products sold (exclusive of depreciation, amortization and depletion)	677	83	559
Depreciation, amortization and depletion	60	7	24
Selling, general and administrative expenses	33	8	23
Restructuring charges	55	—	2
Other operating expense	—	—	2
Operating loss	(43)	(1)	(32)
Interest expense	68	2	8
Loss before reorganization items, net	(111)	(3)	(40)
Reorganization items, net	—	(1,302)	—
(Loss) income before income taxes	(111)	1,299	(40)
Income tax benefit	—	—	—
Net (loss) income	$(111)	$1,299	$(40)
(Loss) income per common share:
Basic	$(1.36)	$15.88	$(1.16)
Diluted	(1.36)	15.88	(1.16)
Weighted average common shares outstanding (in thousands)
Basic	81,842	81,823	34,391
Diluted	81,842	81,823	34,391

See notes to Unaudited Condensed Consolidated Financial Statements.

VERSO CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS, CONTINUED

	Predecessor		Successor
	Nine Months	January 1, 2016	July 15, 2016
	Ended	Through	Through
(Dollars in millions, except per share amounts)	September 30, 2015	July 14, 2016	September 30, 2016
Net sales	$2,366	$1,417	$578
Costs and expenses:
Cost of products sold (exclusive of depreciation, amortization and depletion)	2,062	1,249	559
Depreciation, amortization and depletion	181	100	24
Selling, general and administrative expenses	134	95	23
Restructuring charges	83	151	2
Other operating (income) expense	—	(57)	2
Operating loss	(94)	(121)	(32)
Interest expense	201	39	8
Loss before reorganization items, net	(295)	(160)	(40)
Reorganization items, net	—	(1,338)	—
(Loss) income before income taxes	(295)	1,178	(40)
Income tax benefit	(2)	—	—
Net (loss) income	$(293)	$1,178	$(40)
(Loss) income per common share:
Basic	$(3.61)	$14.39	$(1.16)
Diluted	(3.61)	14.39	(1.16)
Weighted average common shares outstanding (in thousands)
Basic	81,099	81,847	34,391
Diluted	81,099	81,847	34,391
See notes to Unaudited Condensed Consolidated Financial Statements.

VERSO CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Predecessor		Successor
	Three Months	July 1, 2016	July 15, 2016
	Ended	Through	Through
(Dollars in millions, except per share amounts)	September 30, 2015	July 14, 2016	September 30, 2016
Net (loss) income	$(111)	$1,299	$(40)
Defined benefit pension plan amortization of net loss and prior service cost	1	—	—
Other comprehensive income	1	—	—
Comprehensive (loss) income	$(110)	$1,299	$(40)

	Predecessor		Successor
	Nine Months	January 1, 2016	July 15, 2016
	Ended	Through	Through
(Dollars in millions, except per share amounts)	September 30, 2015	July 14, 2016	September 30, 2016
Net (loss) income	$(293)	$1,178	$(40)
Defined benefit pension plan amortization of net loss and prior service cost	2	1	—
Other comprehensive income	2	1	—
Comprehensive (loss) income	$(291)	$1,179	$(40)
See notes to Unaudited Condensed Consolidated Financial Statements.

VERSO CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Class A		Class B (Successor)						Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity (Deficit)
	Common Shares	Common Stock	Common Shares	Common Stock	Treasury Shares	Treasury Stock	Paid-in-Capital	Retained Deficit
(Dollars in millions, shares in thousands)
Balance - December 31, 2014 - Predecessor	53,435	$1			(98)	$—	$222	$(980)	$(27)	$(784)
Net loss	—	—			—	—	—	(293)	—	(293)
Other comprehensive income	—	—			—	—	—	—	2	2
Treasury shares acquired	—	—			(140)	(1)	—	—	—	(1)
Stock option exercise	14	—			—	—	—	—	—	—
Common stock issued for restricted stock, net	357	—			—	—	—	—	—	—
Stock issued for NewPage acquisition	13,607	—			—	—	46	—	—	46
Stock issued for convertible warrants	14,702	—			—	—	50	—	—	50
Equity award expense	—	—			—	—	2	—	—	2
Balance - September 30, 2015 - Predecessor	82,115	$1			(238)	$(1)	$320	$(1,273)	$(25)	$(978)

Balance - December 31, 2015 - Predecessor	82,115	$1			(241)	$(1)	$321	$(1,402)	$(102)	$(1,183)
Net income for the period January 1 to July 14	—	—			—	—	—	1,178	—	1,178
Other comprehensive income	—	—			—	—	—	—	1	1
Treasury shares acquired	—	—			(52)	—	—	—	—	—
Equity award expense	—	—			—	—	4	—	—	4
Cancellation of Predecessor common stock	(82,115)	(1)			293	1	—	—	—	—
Elimination of Predecessor additional paid-in-capital, accumulated deficit, and accumulated other comprehensive loss	—	—			—	—	(325)	224	101	—
Issuance of Successor common stock and stock purchase warrants	33,367	—	1,024	—	—	—	675	—	—	675
Balance - July 14, 2016 - Predecessor	33,367	$—	1,024	$—	—	$—	$675	$—	$—	$675

Balance - July 15, 2016 - Successor	33,367	$—	1,024	$—	$—	$—	$675	$—	$—	$675
Net loss for the period July 15 to September 30	—	—	—	—	—	—	—	(40)	—	(40)
Equity award expense	—	—	—	—	—	—	—	—	—	—
Balance - September 30, 2016 - Successor	33,367	$—	1,024	$—	—	$—	$675	$(40)	$—	$635
See notes to Unaudited Condensed Consolidated Financial Statements.

VERSO CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Predecessor		Successor
	Nine Months	January 1, 2016	July 15, 2016
	Ended	Through	Through
(Dollars in millions)	September 30, 2015	July 14, 2016	September 30, 2016
Net cash (used in) provided by operating activities	$(284)	$25	$(13)
Cash Flows From Investing Activities:
Proceeds from sale of assets	51	63	—
Transfers from (to) restricted cash, net	1	(3)	3
Capital expenditures	(48)	(31)	(21)
Cash acquired in acquisition	128	—	—
Other investing activities	(5)	—	—
Net cash provided by (used in) investing activities	127	29	(18)
Cash Flows From Financing Activities:
Borrowings on revolving credit facilities	673	147	—
Payments on revolving credit facilities	(512)	(446)	—
Borrowings on debtor-in-possession revolving credit facilities	—	275	—
Payments on debtor-in-possession revolving credit facilities	—	(275)	—
Proceeds from debtor-in-possession term loan	—	175	—
Repayment of debtor-in-possession term loan		(175)
Debt issuance costs for debtor-in-possession	—	(22)	—
Borrowings on Exit ABL Facility	—	120	26
Payments on Exit ABL Facility	—	—	(30)
Proceeds from Exit Term Loan Facility	—	220	—
Payments on Exit Term Loan Facility	—	—	(4)
Debt issuance costs for Exit Credit Facilities	—	(8)	(1)
Original issue discount on Exit Term Loan Facility	—	(22)
Net cash provided by (used in) financing activities	161	(11)	(9)
Change in cash and cash equivalents	4	43	(40)
Cash and cash equivalents at beginning of period	6	4	47
Cash and cash equivalents at end of period	$10	$47	$7
Noncash investing and financing activities:
Notes issued for NewPage acquisition	$663	$—	$—
Stock issued for NewPage acquisition	46	—	—
Stock issued for convertible warrants	50	—	—
Conversion of accrued interest to long-term debt	19	—	—
Reduction in debt for debt modification	(15)	(1)	—
Increase in debt from paid in kind (PIK) interest	5	9	—
Issuance of Successor common stock and warrants	—	675	—
Cancellation of debt	—	(2,324)	—
See notes to Unaudited Condensed Consolidated Financial Statements.

VERSO CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES
Nature of Business — We operate in the following two market segments: paper and pulp. However subsequent to the Effective Date, we determined that the operating loss of the pulp segment is immaterial for disclosure purposes (see Note 13).  Our core business platform is as a producer of coated freesheet, specialty and coated groundwood papers.  Our products are used primarily in media and marketing applications, including catalogs, magazines, commercial printing applications such as high-end advertising brochures, annual reports, and direct-mail advertising, and specialty applications such as flexible packaging and label and converting. Our market kraft pulp is used to manufacture printing, writing, and specialty paper grades and tissue products.

Basis of Presentation — On January 26, 2016, Verso announced that the Debtors filed voluntary petitions for relief under the Bankruptcy Code. On June 23, 2016, the Bankruptcy Court entered an order, confirming the Plan. On July 15, 2016, the Plan became effective pursuant to its terms and the Debtors emerged from their Chapter 11 Cases (see Note 2).

In accordance with the provisions of ASC 852, Reorganizations, and in conformity with ASC 805, Business Combinations, the Company adopted fresh-start accounting upon emergence from their Chapter 11 Cases and became a new entity for financial reporting purposes as of July 15, 2016. For accounting purposes all emergence related transactions of the Predecessor including the impact of the issuance of the Successor common stock and warrants and entering into the Exit Credit Facilities were recorded as of July 14, 2016. Accordingly, the Unaudited Condensed Consolidated Financial Statements for the Successor are not comparable to the consolidated financial statements for the Predecessor.

Also in connection with the adoption of fresh-start accounting, we elected to make certain material accounting policy changes as described below.

Predecessor Planned Major Maintenance Costs — Costs for planned major maintenance shutdowns were deferred and then expensed ratably over the period until the next major planned shutdown.  Routine maintenance costs were expensed as incurred.

Successor Maintenance Costs — Costs for all repair and maintenance activities are expensed in the month that the related activity is performed under the direct expense method of accounting. The incremental costs expensed in Cost of products sold in the accompanying Unaudited Condensed Consolidated Statement of Operations for the period from July 15, 2016 to September 30, 2016 (Successor) related to planned major maintenance outages is approximately $20 million.

Successor Cost of products sold/ Selling, general and administrative expenses — Certain centralized costs attributable to manufacturing overhead recorded in Selling, general, and administrative expenses of the Predecessor are recorded to Cost of products sold of the Successor. The amount recorded to Cost of products sold, related to these costs, in the accompanying Unaudited Condensed Consolidated Statement of Operations for the period from July 15, 2016 to September 30, 2016 (Successor) is approximately $7 million.

This report contains the Unaudited Condensed Consolidated Financial Statements of Verso as of September 30, 2016 (Successor), for the three-month and nine-month periods ended September 30, 2015 (Predecessor), for the period from July 1, 2016 to July 14, 2016 (Predecessor), for the period from January 1, 2016 to July 14, 2016 (Predecessor), and for the period from July 15, 2016 to September 30, 2016 (Successor). The December 31, 2015 (Predecessor), Unaudited Condensed Consolidated Balance Sheet data was derived from audited financial statements, but it does not include all disclosures required annually by accounting principles generally accepted in the United States of America, or “GAAP.”  In the opinion of Management, the accompanying Unaudited Condensed Consolidated Financial Statements include all adjustments that are necessary for the fair presentation of Verso’s respective financial conditions, results of operations, and cash flows for the interim periods presented.  Except as disclosed in the notes to the Unaudited Condensed Consolidated Financial Statements, such adjustments are of a normal, recurring nature.  Variable interest entities for which Verso is the primary beneficiary are consolidated (see Note 11).  Intercompany balances and transactions are eliminated in consolidation.  The results of operations and cash flows for the interim periods presented may not necessarily be indicative of full-year results.  It is suggested that these financial statements be read in conjunction with the audited consolidated financial statements and notes thereto of Verso contained in its Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

2. BANKRUPTCY RELATED DISCLOSURES
Chapter 11 Filing
On the Petition Date, the Debtors filed the Chapter 11 Filings in the Bankruptcy Court. The Chapter 11 Filings constituted an event of default and automatic acceleration under the agreements governing all of our debt (excluding the $23 million loan from Verso Finance Holdings to Chase NMTC Verso Investment Fund). The chapter 11 cases, or the “Chapter 11 Cases,” were consolidated for procedural purposes only and administered jointly under the caption “In re: Verso Corporation, et al., Case No. 16-10163.” During the pendency of the Chapter 11 Cases, we continued to manage our properties and operated our businesses as a “debtor-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.
In connection with the Chapter 11 Cases, on January 26, 2016, the Company entered into a Restructuring Support Agreement, or “RSA,” with creditors who collectively held at least a majority in principal amount of substantially all tranches of the Company’s outstanding debt, or the “Consenting Creditors.” The RSA contemplated the implementation of a restructuring through a conversion of approximately $2.4 billion of our outstanding debt into equity. The RSA incorporated the economic terms agreed to by the parties reflected in a term sheet within the RSA. The restructuring transactions were effectuated through the reorganization Plan as described below.
Verso Finance, Verso Holdings and certain of its subsidiaries entered into the Verso DIP Facility for an aggregate principal amount of up to $100 million, and NewPage Corp and certain of its subsidiaries entered into the NewPage DIP ABL Facility (as defined in Note 7) for an aggregate principal amount of up to $325 million and the NewPage DIP Term Loan Facility for an aggregate principal amount of $350 million (See Note 7). The NewPage DIP Term Loan Facility consisted of $175 million of new money term loans and $175 million of loans that aggregated and replaced existing loans, or “NewPage DIP Roll Up Loans,” to refinance loans outstanding under the existing term loan facility of NewPage Corp that were outstanding on the Petition Date.
We operated in the normal course of business during the reorganization process. Unless otherwise authorized by the Bankruptcy Court, the Bankruptcy Code prohibited us from making payments to creditors for goods furnished and services provided prior to the Petition Date. Vendors were, however, paid for goods furnished and services provided after the Petition Date in the ordinary course of business.
Plan of Reorganization and Emergence from Chapter 11

On March 26, 2016, the Debtors filed the Plan with the Bankruptcy Court together with a disclosure statement in respect of the Plan. The Plan set forth, among other things, the treatment of claims against and equity interests in the Debtors. On June 23, 2016, the Bankruptcy Court entered an order, or the “Confirmation Order,” confirming the Plan. On the Effective Date, the Plan became effective pursuant to its terms and the Debtors emerged from their Chapter 11 Cases.
Key components of the Plan include:

•
Entry into an asset-based loan facility and a term loan facility upon emergence from Chapter 11 on July 15, 2016. These facilities provided exit financing in an amount sufficient to repay in full all amounts outstanding under the Verso debtor-in-possession credit agreements of Verso Holdings and its subsidiaries, pay fees and expenses related to the facilities and the emergence of Verso and its subsidiaries from bankruptcy. See “Exit Credit Facilities” below.

◦
The satisfaction in full in cash of claims under the Verso DIP Facility, claims under the NewPage DIP ABL Facility, claims relating to the $175 million of new money term loans under the NewPage DIP Term Loan Facility, and claims entitled to administrative expense or priority status under the Bankruptcy Code.

•
Issuance of 34,390,643 shares of stock or 100% of Verso’s equity (subject to dilution by warrants issued to certain creditors described below, or “Plan Warrants,” and equity issuable to our employees under a management incentive plan) to our existing creditors in exchange for the cancellation of all of our pre-petition indebtedness (principal and interest) existing as of the date of bankruptcy totaling $2.6 billion.

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

•
The satisfaction in full of general unsecured claims in an aggregate settlement totaling a fixed $3 million in cash (except with respect to general unsecured claims against Debtors that have only de minimis assets, which have received no distributions under the Plan).

•	All shares of Verso’s common stock issued and outstanding immediately prior to the Effective Date were cancelled and discharged.

•	The shared services agreement between Verso, NewPage and NewPage Corp was terminated.

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

•	Employee retirement contracts and collective bargaining agreements were honored by the Company upon emergence.

Exit Credit Facilities
On the Effective Date, pursuant to the terms of the Plan, Verso Holdings entered into a $375 million asset-based revolving credit facility, or the “Exit ABL Facility,” and a senior secured term loan agreement that provides for term loan commitments of $220 million with available loan proceeds of $198 million, or the “ Exit Term Loan Facility,” collectively termed the “Exit Credit Facilities” (See Note 7).

Registration Rights Agreement
On the Effective Date, and in accordance with the Plan, the Company entered into a Registration Rights Agreement with two of the Company’s stockholders, who each owned 7% or more of the Company’s Class A Common Stock and were also holders of senior debt as of the Petition Date. Subsequent to period end, the Registration Right Agreement expired by its terms because neither stockholder notified the Company it had increased its ownership to 10% or more of the Company’s Class A Common Stock on or before October 13, 2016.
Plan Warrants
On the Effective Date, and in accordance with the Plan, warrants to purchase up to an aggregate of 1,810,035 shares of Class A Common Stock, or “Plan Warrants,” were issued to holders of first-lien secured debt holders. Each Plan Warrant has a 7 year term (commencing on the Effective Date) and has an initial exercise price of $27.86 per share of Class A Common Stock. The warrant agreement governing the Plan Warrants, or the Warrant Agreement, contains customary anti-dilution adjustments in the event of any stock split, reverse stock split, reclassification, stock dividend or other distributions. In addition, the Warrant Agreement provides for anti-dilution adjustments in the event of below market stock issuances at less than 95% of the average closing price of the Class A Common Stock for the 10 consecutive trading days immediately prior to the applicable determination date, and for pro rata repurchases of Class A Common Stock.

The fair value of the Plan Warrants was estimated on the Effective Date using the Black-Scholes option pricing model. The weighted average assumptions used included a risk free interest rate of 1%, an expected stock price volatility factor of 37% and a dividend rate of 0%. The aggregate fair value of the Plan Warrants was $10 million on the Effective Date.
Performance Incentive Plan
On the Effective Date, pursuant to the operation of the Plan, the Verso Corporation Performance Incentive Plan became effective. The maximum number of shares of Class A Common Stock that may be issued or transferred pursuant to awards under this plan is 3,620,067. The Compensation Committee of the Board of Directors is the administrator of the Verso Corporation Performance Incentive Plan. There were no stock awards issued on the Effective Date pursuant to the Plan.
Reporting During Bankruptcy
During the pendency of our Chapter 11 Cases, expenses, gains and losses directly associated with reorganization proceedings were reported as Reorganization items, net in the accompanying Unaudited Condensed Consolidated Statement of Operations and liabilities subject to compromise in the Chapter 11 Cases were segregated from liabilities of non-filing entities, fully secured liabilities not expected to be compromised and from post-petition liabilities. In addition, effective as of the Petition Date and during the pendency of our Chapter 11 Cases, we ceased recording contractual interest expense on the outstanding pre-petition debt classified as liabilities subject to compromise. Upon our emergence from our Chapter 11 Cases, the Company settled and extinguished or reinstated liabilities that were subject to compromise.
Fresh-Start Accounting
Under ASC 852 Reorganizations, fresh-start accounting is required upon emergence from Chapter 11 if (i) the value of the assets of the emerging entity immediately before the date of confirmation is less than the total of all post-petition liabilities and allowed claims; and (ii) holders of existing voting shares immediately before confirmation receive less than 50% of the voting shares of the emerging entity. The Company qualified for and adopted fresh-start accounting as of the Effective Date. Adopting fresh-start accounting results in a new reporting entity with no beginning retained earnings or deficits. The cancellation of all existing shares outstanding on the Effective Date and issuance of new shares of the reorganized entity caused a change of control of the Company under ASC 852.
Adoption of fresh-start accounting resulted in Verso becoming a new entity for financial reporting purposes and the recording of the Company’s assets and liabilities at their fair value as of the Effective Date in conformity with ASC 805, Business Combinations. The fair values of the Company’s assets and liabilities as of that date differed materially from the recorded values of its assets and liabilities as reflected in its historical consolidated financial statements. In addition, the Company’s adoption of fresh-start accounting materially affected its results of operations following the fresh-start reporting date, as the Company had a new basis in its assets and liabilities. The Company also adopted various new accounting policies in connection with its adoption of fresh-start accounting. Consequently, the Company’s financial statements on or after the Effective Date are not comparable with the financial statements prior to that date and the historical financial statements before the Effective Date are not reliable indicators of its financial condition and results of operations for any period after it adopted fresh-start accounting.
Reorganization Value

Reorganization value is the value attributed to an entity emerging from bankruptcy, as well as the expected net realizable value of those assets that will be disposed before emergence occurs. This value is viewed as the value of the entity before considering liabilities and approximates the amount a willing buyer would pay for the assets of the entity immediately after emergence. Fresh-start accounting requires that the reporting entity allocate the reorganization value to its assets and liabilities in relation to their fair values upon emergence from Chapter 11. The Company’s valuation of the reorganized Company dated as of April 27, 2016, which was included in the Disclosure Statement related to the Plan, purported the estimated enterprise value of the Company to be in a range between $1.05 billion and $1.10 billion. The estimated enterprise value, which was approved by the Bankruptcy Court, included the equity value in a range between $675 million and $725 million. As part of determining the reorganization value as of July 15, 2016, the Company estimated the equity value of the Successor Company to be $675 million and the reorganization value to be approximately $2 billion. As the Company issued 100% of its equity to existing creditors in exchange for the cancellation of all pre-petition indebtedness upon confirmation of the Plan, the distribution of Company’s equity in settlement of pre-existing indebtedness was the primary objective of the Plan. Accordingly, Verso’s equity value represents the primary assumption utilized by the Company in the determination of reorganization value.  The Company believes that an equity value at the low-end of the range of $675 - $725 million was appropriate due to declines in projected operating performance from the submission of the Plan through the Emergence Date.

In order to determine the reorganization value, Verso estimated the enterprise value of the Successor utilizing the discounted cash flow analysis, comparable company analysis, and precedent transaction analysis. The use of each approach provides corroboration for the other approaches.

To estimate the fair value utilizing the discounted cash flow analysis, Verso established an estimate of future cash flows for the period from 2016 to 2025 and discounted the estimated future cash flows to the present value. The expected cash flows for the period 2016 to 2025 were derived from earnings forecasts and assumptions regarding growth and margin projections, as applicable, and expressed as a multiple of EBITDA (defined below). The discount rate of 9.5% was estimated based on an after-tax weighted average cost of capital reflecting the rate of return that would be expected by a market participant.

To estimate the fair value utilizing the comparable company analysis, Verso estimated the value of the company based on a relative comparison with other publicly traded companies with similar operating and financial characteristics. Under this methodology, valuation multiples, derived from the operating data of publicly-traded benchmark companies such as the projected financial measures of revenue and earnings before interest, taxes, depreciation, and amortization, or “EBITDA” were applied to projected operating data of Verso.

To estimate the fair value utilizing the precedent transaction analysis method, Verso determined an estimate of value by examining merger and acquisition transactions involving paper companies. The valuation paid in such acquisitions or implied in such mergers were analyzed as ratios of various financial results. These transaction multiples were calculated based on the purchase price (including any debt assumed) paid to acquire companies that are comparable to Verso.

The fair value of the Plan Warrants was estimated on the Effective Date using the Black-Scholes option pricing model with the following assumptions. The weighted average assumptions used included a risk free interest rate of 1%, an expected stock price volatility factor of 37% and a dividend rate of 0%. The aggregate fair value of the Plan Warrants was determined to be $10 million on the Effective Date therefore the residual common stock value was determined the be $665 million.

The following table reconciles the equity value to the estimated reorganization value as of the Effective Date:

Value of Successor Stock	$665
Add: Fair value of Plan Warrants	10
Equity Value	675
Add: Fair value of long-term debt	318
Add: Other non-interest bearing liabilities	1,013
Less: Debt issuance costs	(8)
Reorganization value of Successor assets	$1,998

The fair value and carrying value of debt represented $318 million of borrowings under the Exit Credit Facilities on the Effective Date. The fair value of long-term debt was determined based on a market approach utilizing market yields and was estimated to be approximately 94% of the par value, received for ($22 million original issue discount on the Exit Term Loan Facility - See Note 7).

The Company’s reorganization value was allocated to its assets and liabilities in conformity with ASC 805. The valuations of the Company’s assets and liabilities in connection with fresh-start accounting include the following general valuation methodologies:

•	The income approach was used to estimate value based on the present value of future economic benefits that are expected to be produced;

•	The market approach was used to estimate the value through the analysis of recent sales of comparable assets or business entities;

•	The cost approach was used to provide a systematic framework for estimating the value of tangible assets or intangible assets based on the economic principal of substitution.

The significant assumptions related to the valuation of the Company’s assets are included in the footnotes to the Fresh-Start Balance sheet below. Most valuation inputs, related to inventory, property, plant and equipment, and intangible assets are considered to be Level 3 inputs as they are based on significant inputs that are not observable in the market. For additional information on Level 1, Level 2, and Level 3 inputs, refer to Note 4.

Reorganization Adjustments

The unaudited consolidated financial information gives effect to the following Reorganization Adjustments, the Plan and the implementation of the transactions contemplated by the Plan . These adjustments give effect to the terms of the Plan and certain underlying assumptions, which include, but are not limited to, the following:

•	Borrowing of $318 million from the Exit Credit Facilities;

•
Issuance of 34,390,643 shares of stock or 100% of Verso’s equity and Plan Warrants to purchase an aggregate of 1,810,035 shares of Class A Common Stock in exchange for the cancellation of all of our pre-petition indebtedness existing as of the Petition Date totaling $2.6 billion;

•	Payment for the satisfaction of general unsecured claims in aggregate settlement totaling $3 million; and

•	Repayment of $279 million of liabilities under the Debtor-in-Possession credit facilities.

Fresh-Start Balance Sheet

The following fresh-start balance sheet as of the Effective Date, July 15, 2016, illustrates the financial effects on the Company of the implementation of the Plan and the adoption of fresh-start reporting. This fresh-start balance sheet reflects the effect of the completion of the transactions included in the Plan, including the issuance of successor equity and the settlement of old indebtedness.
Reorganization adjustments, shown in column 2 of the following schedule, represent amounts recorded on the Effective Date for the implementation of the Plan, including the settlement of liabilities subject to comprise and related payments, the issuance of new shares of common stock and new warrants, repayment of the DIP facility and cancellation of Predecessor common stock.
Fresh-start adjustments, as shown in column 3 of the following schedule, represent amounts recorded on the Effective Date as a result of the adoption of fresh-start accounting, which resulted in Verso becoming a new entity for financial reporting purposes. The Company’s assets and liabilities have been recorded at fair value as of the fresh-start reporting date or Effective Date.

	Predecessor	Reorganization Adjustments		Fresh-Start Adjustments		Successor
ASSETS
Current assets:						—
Cash and cash equivalents	$27	$20	(a)	$—		$47
Accounts receivable, net	201	—		(2)		199
Inventories	503	—		(14)	(l)	489
Prepaid expenses and other assets	27	(1)		—		26
Total current assets	758	19		(16)		761
Property, plant, and equipment, net	1,660	—		(490)	(m)	1,170
Intangibles and other assets, net	97	—		(30)	(n)	67
Total assets	$2,515	$19		$(536)		$1,998

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$103	$35	(b)	$—		$138
Accrued liabilities	140	8	(c)	2		150
Current maturities of long-term debt	461	(443)	(d)	—		18
Total current liabilities	704	(400)		2		306
Long-term debt	—	292	(e)	—		292
Other liabilities	597	5	(f)	123	(o)	725
Liabilities subject to compromise	2,535	(2,535)	(g)	—		—
Total liabilities	3,836	(2,638)		125		1,323
Commitment and contingencies
Equity:
Predecessor preferred stock	—	—		—		—
Successor preferred stock	—	—		—		—
Predecessor common stock	1	(1)	(h)	—		—
Successor common stock	—	—	(i)	—		—
Treasury stock	(1)	1	(h)	—		—
Predecessor Additional paid-in capital	322	(322)	(h)	—		—
Successor Additional paid-in-capital	—	665	(i)	—		665
Warrants	—	10	(j)	—		10
Retained (deficit) earnings	(1,541)	2,304	(k)	(763)	(p)	—
Accumulated other comprehensive loss	(102)	—		102	(p)	—
Total (deficit) equity	(1,321)	2,657		(661)		675
Total liabilities and equity	$2,515	$19		$(536)		$1,998

Reorganization Adjustments
(a) Reflects payments and receipts recorded as of the Effective Date as follows:

Sources:
Amount borrowed under the Exit Credit Facilities	$340
Less discount on Exit Term Loan Facility	(22)
Total Sources	318
Uses:
Repayment of DIP facility (principal and interest)	(279)
Payment of deferred financing costs on exit financing	(8)
Payment of professional fees	(8)
Aggregate settlement of unsecured claims	(3)
Total uses	(298)
Net source	$20
(b) Represents recognition of accounts payable related to the cure of defaults for assumed executory contracts and leases.
(c) Represents recognition of accrued liabilities for success-based professional fees upon the Company’s emergence from its Chapter 11 Cases.
(d) Represents the short-term portion of borrowing pursuant to the Exit Term Loan Facility net of the payment of the principal balance of the NewPage DIP Facilities and settlement of the NewPage DIP Roll Up Loan:

Short-term portion of Exit Term Loan	$18
Payment of the NewPage DIP Facilities	(278)
Settlement of NewPage DIP Roll Up Loans	(183)
$(443)
(e) Represents the long-term portion of the Exit Term Loan Facility and Exit ABL Facility net of debt issuance costs as follows:

Exit ABL Facility Borrowing	$120
Exit Term Loan Facility Borrowing	220
Debt Discount	(22)
Debt issuance costs	(8)
Less: Current Portion	(18)
Long-term Debt	$292

(f) Primarily represents the reinstatement of certain pre-petition liabilities from liabilities subject to compromise, or “LSTC.”
(g) LSTC under the Plan of Reorganization reflected the Company’s estimate of pre-petition liabilities and other expected allowed claims to be addressed by the Chapter 11 Cases. Debt amounts excluded related unamortized deferred financing costs, discounts/premiums, and deferred gains which were written off to Reorganization items, net, in the accompanying Unaudited Condensed Consolidated Statement of Operations prior to our emergence from bankruptcy. Amounts classified to LSTC did not include pre-petition liabilities that were fully collateralized by letters of credit or cash deposits. Borrowing under the NewPage DIP Roll-Up Notes represented borrowing during the pendency of the Company’s bankruptcy and were settled in exchange for stock as described above. Both the LSTC and NewPage DIP Roll-Up Notes were resolved and satisfied as of the Effective Date.

This entry records the settlement of LSTC and the NewPage DIP Roll Up Loans:

Settlement of LSTC debt	$(2,324)
Settlement of LSTC accrued interest	(126)
Settlement of LSTC accounts payable and accrued liabilities	(85)
Settlement of LSTC	(2,535)
Settlement of NewPage DIP Roll-Up Loans (principal and interest)	(184)
Reinstatement of certain liabilities from LSTC	39
Cash paid for the satisfaction of unsecured claims in aggregate settlement	3
Issuance of New Common Stock	665
Issuance of Plan Warrants	10
Net gain on settlement of LSTC and DIP Roll-Up Loans	$(2,002)

(h) Reflects the cancellation of Predecessor equity
(i) Reflects the issuance of 34,390,643 shares common stock, or 100% of the Company’s equity (subject to dilution by Plan Warrants issued to certain creditors and equity that may be issued to our employees under the management incentive plan) to existing creditors for the cancellation of indebtedness.
(j) Reflects the issuance of Plan Warrants to purchase up to 1,810,035 shares of Class A Common Stock at an initial exercise price of $27.86 issued to holder of first-lien secured debt holders in exchange for the cancellation of indebtedness.
(k) Reflects the cumulative impact of the reorganization adjustment discussed above:

Gain on settlement of LSTC	$2,002
Professional fees paid at emergence	(8)
Success fees accrued at emergence	(12)
Net gain on reorganization adjustments	1,982
Cancellation of Predecessor equity (1)	322
Net impact to Retained earnings	$2,304
(1) Net of recognition of previously unamortized stock compensation cost of the Predecessor.

Fresh-Start Adjustments
(l) An adjustment of $14 million was recorded to decrease the book value of inventories to their estimated fair value as follows:

Replacement parts and other supplies	$(52)
Work-in-process and finished goods	38
$(14)

•
The fair value of work-in-process was determined based on the estimated selling price once completed less costs to complete the manufacturing effort, costs to sell including disposal and holding period costs, and a reasonable profit margin.

•	The fair value of finished goods inventory was determined based on the estimated price to sell including disposal and holding period costs and a reasonable profit margin on the selling and disposal.

•
The fair value of replacement parts and other supplies was determined based upon the cost approach. This approach considers the amount required to purchase a new asset of equal utility at current market prices, with adjustments in value for functional and economic obsolescence. Functional obsolescence is the loss in value of usefulness of an asset caused by inefficiencies or inadequacies of the asset itself, when compared to a more efficient or less costly replacement parts that a new technology has developed. Economic obsolescence is the loss in value of usefulness of an asset due to factors external to the asset such as the cost of materials, related demand for the product, increased competition, and environmental regulations.
(m) Represents the adjustment to reduce the net book value of Property, plant, and equipment, net to fair value. The adjustment to the fair value of Property, plant and equipment, net was attributable to an adjustment of $392 million to machinery and equipment and an adjustment of $98 million to real estate.
The fair value of the machinery and equipment was determined as follows:

•
The cost approach was utilized to determine the fair market value of machinery and equipment. This approach considers the amount required to construct or purchase a new asset of equal utility at current market prices, with adjustments in value for functional and economic obsolescence. Functional obsolescence is the loss in value of usefulness of an asset caused by inefficiencies or inadequacies of the property itself, when compared to a more efficient or less costly replacement property that a new technology has developed. Economic obsolescence is the loss in value of usefulness of an asset due to factors external to the asset such as the cost of materials, related demand for the product, increased competition, and environmental regulations.

•
The sales approach was also used to determine the fair market value of machinery and equipment. The principal behind this approach is that the value of the asset is equal to the market price of an asset with comparable features such as design, location, size, construction materials, use, capacity, specifications, operational characteristics, technology level, accessories and other features that may impact value or marketability.

•
The income approach was also used to determine the fair market value of machinery and equipment. The principal behind this approach is that the value of the asset is equal to the earnings potential of the assets such as the net rental savings attributable to owning the asset.

The adjustment related to real estate fair value was determined as follows:

•
The market approach was utilized to determine the fair market value of real estate. This approach considers comparable land sale data and land held for sale. Variances in market conditions at the time of sale, property characteristics, and other relevant factors were considered and analyzed when necessary.

•	Land and building improvements were valued utilized using the cost approach which considers the replacement cost of the improvement.
(n) An adjustment of $30 million was recorded to decrease the book value to fair value of Intangible and Other Assets to estimated fair value as follows:

Successor Trade Names	$16
Successor Customer Relationships	26
Write-off of Predecessor intangible and other assets	(72)
$(30)
See Note 6, Intangibles and Other Assets, for further discussion of the valuation assumptions used to determine the fair value of intangible assets.
(o) Represents an adjustment to the fair value of pension and postretirement obligations totaling $135 million, off-set by the write-off of $8 million of tax liabilities resulting from the Reorganization Adjustments, and other adjustments to asset retirement obligations (See Note 4) and workers’ compensation reserves. Refer to Note 8, Retirement and Other Postretirement Benefits for additional information.

(p) Reflects the cumulative impact of fresh-start adjustments as discussed above and shown in the table below and the elimination of the Predecessor accumulated other comprehensive income:

Accounts Receivable, net	$(2)
Inventory	(14)
Write down Property, plant and equipment, net	(490)
Record fair value of Intangibles and Other Assets	(30)
Accrued Liabilities	(2)
Other Long-Term Liabilities	4
Pension	(135)
Change in deferred taxes	8
Total loss recorded as a result of Fresh-Start Accounting	(661)
Elimination of Predecessor accumulated other comprehensive loss	(102)
Net impact on Retained earnings (deficit)	$(763)

Contractual Interest

Effective January 26, 2016, we discontinued recording interest expense on outstanding pre-petition debt classified as LSTC. The table below shows contractual interest amounts for debt classified as LSTC calculated in accordance with the respective agreements without giving effect to any penalties as a result of the default on such agreements, which are amounts due under the contractual terms of the outstanding debt. Interest expense reported in the Unaudited Condensed Consolidated Statement of Operations for the periods after the Effective Date does not include $10 million and $123 million, per the table below, in contractual interest on pre-petition debt classified as LSTC, which was stayed by the Bankruptcy Court effective on the Petition Date.

	Predecessor
	July 1, 2016	January 26, 2016
	Through	Through
(Dollars in millions)	July 14, 2016	July 14, 2016
Verso Holdings	$8	$98
NewPage Corp	2	25
Total contractual interest	$10	$123

Reorganization items, net

Expenses and income directly associated with the Chapter 11 Cases are reported separately in the Unaudited Condensed Consolidated Statement of Operations as Reorganization items, net as required by ASC 852. Reorganization items, net include adjustments to reflect the carrying value of LSTC at their estimated allowed claim amounts, as such adjustments are determined. The following table presents reorganization items incurred in the the periods after the Effective Date, as reported in the accompanying Unaudited Condensed Consolidated Statement of Operations:

	Predecessor
	July 1, 2016	January 26, 2016
	Through	Through
(Dollars in millions)	July 14, 2016	July 14, 2016
Net gain on settlement of LSTC and DIP Roll-Up Notes	$(2,002)	$(2,002)
Total loss recorded as a result of Fresh-Start Accounting	661	661
Professional fees	20	52
DIP financing cost	—	22
Write-off of unamortized deferred financing costs, discounts/premiums, and deferred gains(1)	—	(81)
Contract modifications and rejections, net	16	14
Other	3	(4)
Total reorganization items, net	$(1,302)	$(1,338)
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

For the period from January 26, 2016 through July 14, 2016, the cash used in reorganization items included approximately $28 million of professional fees and $22 million of DIP financing costs. For the period from July 15, 2016 through September 30, 2016, cash used in reorganization items included approximately $18 million for professional fees. The cash outflow is included in Net cash provided by operating activities in our Unaudited Condensed Consolidated Statements of Cash Flows for the periods presented.
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
As of October 24, 2016, we have received approximately 3,700 filed claims. The filed claims aggregate to approximately $19 billion. We have reconciled the majority of these claims to the amounts listed in our schedules of assets and liabilities. We have also requested the Bankruptcy Court to disallow claims that we believe are duplicative, have been later amended or superseded, are without merit, are overstated, or should be disallowed for other reasons. To the extent claims are reconciled and settled/resolved, we have recorded them at the expected allowed amount. Claims that remain unresolved through the filing of this report have been estimated based upon management’s best estimate of the likely claim amounts that the Bankruptcy Court will ultimately allow.
Given the substantial number of claims filed, the claims resolution process will continue even though we have emerged from Chapter 11. Differences between liability amounts recorded by the Debtors as liabilities subject to compromise and claims filed by creditors are investigated, and the Bankruptcy Court will make a final determination of the allowable claim, if needed. Differences between those final allowed claims and the liabilities recorded in the consolidated balance sheets were recognized as reorganization items in our statements of consolidated income (loss) of the Predecessor as they were resolved. The determination of how liabilities will ultimately be resolved cannot be made until a court-approved order related to settlement of specific liabilities becomes effective. Accordingly, the ultimate amount or resolution of such liabilities is not determinable at this time.
The Company satisfied general unsecured claims in an aggregate settlement amount totaling $3 million which was capped by the Plan and fully funded on the date of emergence.
Executory Contracts and Unexpired Leases

Under the Bankruptcy Code, we had the right to assume, assume and assign, or reject certain executory contracts and unexpired leases, subject to the approval of the Bankruptcy Court and other conditions. We and our counter parties had up to 120 days from bankruptcy emergence to accept or reject the terms of executory contracts or unexpired leases. Generally, the assumption of an executory contract or unexpired lease requires a debtor to satisfy pre-petition obligations under contracts, which may include payment of pre-petition liabilities in whole or in part. Rejection of an executory contract or unexpired lease is typically treated as a breach occurring as of the moment immediately preceding the Chapter 11 filing. Subject to certain exceptions, this rejection relieves the debtor from performing its future obligations under the contract but entitles the counterparty to assert a pre-petition general unsecured claim for damages. Parties to executory contracts or unexpired leases rejected by a debtor may file proofs of claims against that debtor’s estate for rejection damages.
Since the Petition Date, we have renegotiated or rejected a limited number of executory contracts and unexpired leases.
There were no material changes to contractual obligations previously included in our 10-K except as generated by our cancellation of debt described above and in Note 7.
Common Stock Privileges
The 33,366,784 shares of Class A Common stock and 1,023,859 shares of Class B Common Stock issued in connection with the cancellation of all of the Company’s pre-petition indebtedness are identical and entitle the holders thereof the same rights and privileges, except that the Class B Common Stock is not qualified for listing and trading on the NYSE. One share of Class B Common Stock is convertible into one fully paid and non-assessable share of Class A Common Stock at the option of the holder thereof at any time upon written notice to the Company.

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

Accounting Guidance Not Yet Adopted

ASC Topic 230, Statement of Cash Flows. In August 2016, the FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments. This standard provides specific guidance on eight cash flow issues to reduce the current diversity in practice. These issues are Debt prepayment or debt costs, Settlement of zero-coupon debt, Contingent consideration payments made after a business combination, Proceeds from the settlement of insurance claims, Proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies, Distributions received from equity method investees, Beneficial interests in securitization transactions, and Separately identifiable cash flows and application of the predominance principle. This standard will be effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating the timing of adoption and the potential impact of this standard on our Unaudited Condensed Consolidated Financial Statements.

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

Other new accounting pronouncements issued but not effective until after September 30, 2016, are not expected to have a significant effect on our
Unaudited Condensed Consolidated Financial Statements.

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

The following table provides a reconciliation of basic and diluted loss per common share:

	Predecessor		Successor
	Three Months	July 1, 2016	July 15, 2016
	Ended	Through	Through
	September 30, 2015	July 14, 2016	September 30, 2016
Net (loss) income available to common shareholders (in millions)	$(111)	1,299	$(40)
Weighted average common shares outstanding (in thousands)	81,348	81,823	34,391
Weighted average restricted shares (in thousands)	494	—	—
Weighted average common shares outstanding - basic	81,842	81,823	34,391
Dilutive shares from stock options	—	—	—
Weighted average common shares outstanding - diluted	81,842	81,823	34,391
Basic (loss) income per share	$(1.36)	$15.88	$(1.16)
Diluted (loss) income per share	$(1.36)	$15.88	$(1.16)

	Predecessor		Successor
	Nine Months	January 1, 2016	July 15, 2016
	Ended	Through	Through
	September 30, 2015	July 14, 2016	September 30, 2016
Net (loss) income available to common shareholders (in millions)	$(293)	1,178	$(40)
Weighted average common shares outstanding (in thousands)	80,666	81,847	34,391
Weighted average restricted shares (in thousands)	433	—	—
Weighted average common shares outstanding - basic	81,099	81,847	34,391
Dilutive shares from stock options	—	—	—
Weighted average common shares outstanding - diluted	81,099	81,847	34,391
Basic (loss) income per share	$(3.61)	$14.39	$(1.16)
Diluted (loss) income per share	$(3.61)	$14.39	$(1.16)

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

Replacement parts and other supplies of the Successor are stated using the average cost method and are reflected in Inventories on the accompanying Unaudited Condensed Consolidated Balance Sheets, while replacement parts and other supplies of the Predecessor were reflected in Inventories and Intangibles and other assets, net, on the accompanying Unaudited Condensed Consolidated Balance Sheets (see Note 6).

The following table summarizes inventories by major category:

	Predecessor	Successor
	December 31,	September 30,
(Dollars in millions)	2015	2016
Raw materials	$91	$102
Work-in-process	58	60
Finished goods	256	244
Replacement parts and other supplies - current portion	79	23
Inventories	$484	$429

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

As of December 31, 2015 and September 30, 2016, approximately $1 million of restricted cash was included in Intangibles and other assets, net in the accompanying Unaudited Condensed Consolidated Balance Sheets related to asset retirement obligations in the state of Michigan.  These cash deposits are required by the state and may only be used for the future closure of a landfill.

The following table presents activity related to our asset retirement obligations. Long-term obligations are included in Other liabilities and current portions are included in Accrued liabilities in the accompanying Unaudited Condensed Consolidated Balance Sheets:

	Predecessor
	Nine Months	January 1 through
	Ended	July 14,
(Dollars in millions)	9/30/2015	2016
Asset retirement obligations, beginning balance	$8	$16
Accretion expense	1	—
Liabilities assumed in the NewPage acquisition	9	—
Settlement of existing liabilities	(2)	—
Adjustments to existing liabilities	—	(3)
Asset retirement obligations, ending balance	$16	$13

The increase in the liability for the period ended September 30, 2015 was primarily attributable to the assumption of the asset retirement obligation liabilities associated with landfills acquired in connection with the NewPage acquisition. The decrease in the liability for the period ended July 14, 2016 was attributable to reassessing the estimated discounted closure costs of certain long-lived assets as we adopted fresh-start accounting as of the Effective Date. There were no material activities in the Successor period from July 15 through September 30, 2016.

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

Property, Plant, and Equipment — Property, plant, and equipment is stated at cost, net of accumulated depreciation.  Interest is capitalized on projects meeting certain criteria and is included in the cost of the assets.  The capitalized interest is depreciated over the same useful lives as the related assets. Depreciation is computed using the straight-line method over the assets’ estimated useful lives. In connection with our adoption of fresh start accounting, the net book values of property, plant, and equipment were reduced to their estimated fair values by $490 million (see Note 2).

Interest costs capitalized and depreciation expense for the periods presented are as follows:

	Predecessor		Successor
	Three Months	July 1, 2016	July 15, 2016
	Ended	Through	Through
(Dollars in millions)	September 30, 2015	July 14, 2016	September 30, 2016
Interest costs capitalized	$—	$—	$—
Depreciation	59	7	22

	Predecessor		Successor
	Nine Months	January 1, 2016	July 15, 2016
	Ended	Through	Through
(Dollars in millions)	September 30, 2015	July 14, 2016	September 30, 2016
Interest costs capitalized	$1	$1	$—
Depreciation	179	97	22

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

5. ACQUISITIONS AND DISPOSITIONS

Sale of hydroelectric generation facilities — On January 6, 2016, Verso Maine Power Holdings LLC, or “VMPH,” and Verso Androscoggin Power LLC, or “VAP,” two indirect, wholly owned subsidiaries of Verso, entered into a purchase agreement with Eagle Creek Renewable Energy, LLC, or “Eagle Creek,” pursuant to which VMPH sold all the outstanding limited liability company interests of VAP to Eagle Creek for a purchase price of approximately $62 million in cash. VAP owned four hydroelectric generation facilities associated with Verso’s Androscoggin pulp and paper mill located in Jay, Maine. The purchase agreement contains customary representations and warranties by, and customary covenants among, the parties. The parties contemporaneously entered into the purchase agreement and consummated the transaction. As of December 31, 2015 (Predecessor), we classified the hydroelectric generation facilities as held for sale on the Unaudited Condensed Consolidated Balance Sheet. For the period from January 1 to July 14, 2016 (Predecessor), we recognized a gain on sale of fixed assets of approximately $55 million which is included in Other operating income in the accompanying Unaudited Condensed Consolidated Statements of Operations.

Sale of Bucksport Mill — On January 29, 2015, Verso consummated a sale of equity interests in Verso subsidiaries that owned the Bucksport mill and related assets to AIM Development (USA) LLC, an indirect, wholly owned subsidiary of American Iron
& Metal Company Inc., or “AIM.”

NewPage Acquisition — On January 3, 2014, Verso, Verso Merger Sub Inc., an indirect wholly owned subsidiary of Verso, or “Merger Sub,” and NewPage entered into an Agreement and Plan of Merger, or the “Merger Agreement,” pursuant to which the parties agreed to merge Merger Sub with and into NewPage on the terms and subject to the conditions set forth in the Merger Agreement, with NewPage surviving the merger as an indirect, wholly owned subsidiary of Verso. On January 7, 2015, Verso consummated the NewPage acquisition pursuant to the Merger Agreement. As a result of the merger, NewPage became a direct, wholly owned subsidiary of Verso Holdings. Verso incurred transaction and integration costs related to the NewPage acquisition during the three-month and nine-month periods ended September 30, 2015 (Predecessor) of $7 million and $21 million, respectively, which were included in Selling, general and administrative expenses in the accompanying Unaudited Condensed Consolidated Statements of Operations.

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

Predecessor
Pro Forma
(Unaudited)	Nine Months Ended
(Dollars in millions, except per share data)	September 30, 2015
Revenues	$2,399
Net loss	(265)
Earnings per share - basic and diluted	$(3.24)
Weighted-average common shares outstanding - basic and diluted (in thousands)	81,720

6.  INTANGIBLES AND OTHER ASSETS

The following table summarizes intangibles and other assets:

	Predecessor	Successor
	December 31,	September 30,
(Dollars in millions)	2015	2016
Intangible assets:
Customer relationships, net of accumulated amortization of $15 million on December 31, 2015 (Predecessor), and $1 million on September 30, 2016 (Successor)	$28	$25
Predecessor Trademarks (Unamortizable)	10	—
Successor Trademarks, net of accumulated amortization of $1 million on September 30, 2016	—	16
Other assets:
Planned major maintenance	34	—
Replacement parts and other supplies, net	6	—
Restricted cash	3	3
Other	21	16
Total other assets	$64	$19
Intangibles and other assets, net	$102	$60

As part of fresh-start accounting, we wrote-off the existing intangible assets and accumulated amortization of the Predecessor and recorded an adjustment of $30 million to reflect the fair value of the Intangible and other assets of the Successor (see also Note 2). The intangible assets of the Successor are comprised of customer relationships with a useful life of 10 years and trademarks with a 5 year useful life. Both are amortized on a straight-line basis. The fair value of trademarks was determined based on the Relief from Royalty method. We assumed a royalty rate of 0.25% and a five year economic life for our trademarks. The rate was based on analysis of market information.

Amortization expense related to intangible assets for the periods presented is as follows:

	Predecessor		Successor
	Three Months	July 1, 2016	July 15, 2016
	Ended	Through	Through
(Dollars in millions)	September 30, 2015	July 14, 2016	September 30, 2016
Customer Relationships	$1	$—	$1
Trademarks	—	—	1

	Predecessor		Successor
	Nine Months	January 1, 2016	July 15, 2016
	Ended	Through	Through
(Dollars in millions)	September 30, 2015	July 14, 2016	September 30, 2016
Customer Relationships	$1	$2	$1
Trademarks	—	—	1

The estimated future amortization expense for our intangible assets over the next five years is as follows:

(Dollars in millions)
Remainder of 2016	$1
2017	6
2018	6
2019	6
2020	6

7.  DEBT

A summary of debt is as follows:

	Original	Predecessor	Successor
(Dollars in millions)	Maturity	December 31, 2015	September 30, 2016
Revolving Credit Facilities	7/14/2021	$349	$116
Term Loan at par value	10/14/2021	—	216
Old Notes and Term Loans		2,450	—
Unamortized discount (premium) and debt issuance costs, net		80	(29)
Less: Current portion		(2,879)	(18)
Total long term debt		$—	$285
We determine the fair value of our long-term debt based on market information and a review of prices and terms available for similar obligations.  Our debt is classified as Level 2 within the fair value hierarchy (see Note 4). As of September 30, 2016, the fair value of Verso’s borrowing facilities was $320 million.

Amounts included in interest expense and amounts of cash interest payments related to long-term debt for the periods presented, are as follows:

	Predecessor		Successor
	Three Months	July 1, 2016	July 15, 2016
	Ended	Through	Through
(Dollars in millions)	September 30, 2015	July 14, 2016	September 30, 2016
Interest expense	$67	$2	$7
Cash interest paid	118	4	5
Debt issuance cost and discount amortization(1)	2	—	1

	Predecessor		Successor
	Nine Months	January 1, 2016	July 15, 2016
	Ended	Through	Through
(Dollars in millions)	September 30, 2015	July 14, 2016	September 30, 2016
Interest expense	$198	$39	$7
Cash interest paid	223	12	5
Debt issuance cost and discount amortization(1)	4	—	1
(1) Amortization of debt issuance cost and original issue discount are included in interest expense on the statement of operations.
Exit Credit Facilities
On the Effective Date, pursuant to the terms of Plan, Verso Holdings entered into a $375 million asset-based revolving credit facility, or the “Exit ABL Facility,” and a senior secured term loan agreement that provided for term loan commitments of $220 million with available loan proceeds of $198 million, or the “ Exit Term Loan Facility,” collectively termed the “Exit Credit Facilities.”

Verso Holdings borrowed $340 million under the Exit Credit Facilities on the Effective Date, with available loan proceeds of approximately $318 million, consisting of (i) the borrowing of $120 million under the Exit ABL Facility and (ii) the net borrowing of $198 million ($220 million par value less $22 million of original issue discount) under the Exit Term Loan Facility. The proceeds of the borrowings on the Effective Date under the Exit Credit Facilities were used (i) to repay outstanding indebtedness under the debtor-in-possession financing credit agreements, (ii) to pay outstanding allowed administrative expenses and allowed claims in accordance with the Plan, and (iii) to pay fees, costs and expenses related to and contemplated by the Exit Credit Facilities and emergence by Verso and its subsidiaries from bankruptcy. The proceeds of the borrowings under the Exit ABL Facility after the Effective Date will be used for working capital and general corporate purposes, including permitted acquisitions.

The Exit ABL Facility will mature on July 14, 2021. The outstanding borrowings under the Exit ABL Facility bear interest at a per annum rate equal to, at the option of Verso Holdings, either (i) a customary London interbank offered rate, or “LIBOR,” plus an applicable margin ranging from 1.25% to 2.00% or (ii) a customary base rate plus an applicable margin ranging from 0.25% to 1.00%, determined based upon the average excess availability under the Exit ABL Facility. Verso Holdings is also required to pay a commitment fee for the unused portion of the Exit ABL Facility, which ranges from 0.25% to 0.375% per annum, based upon the average revolver usage under the Exit ABL Facility. Verso Holdings has the right to prepay loans under the Exit ABL Facility at any time without a prepayment penalty, other than customary “breakage” costs with respect to eurocurrency loans. As of September 30, 2016, the outstanding balance of the Exit ABL Facility is $116 million, with $82 million in letters of credit issued, and $170 million available for future borrowings.
The Exit Term Loan Facility will mature on October 14, 2021.The outstanding borrowings under the Exit Term Loan Facility bear interest at a rate equal to, at the option of Verso Holdings, either (i) a LIBOR (subject to a floor of 1%) plus 11% or (ii) a customary base rate plus 10%. With respect to LIBOR denominated loans under the Exit Credit Facilities, Verso Holdings may elect an interest period of one, two, three or six months or such other period subject to the terms of the Exit Credit Facilities. The term loans provided under the Exit Term Loan Facility are subject to quarterly principal amortization payments in an amount equal to the greater of (a) 2.00% of the initial principal amount of the term loans or (b) the excess cash flow in respect of such quarter as further described under the Exit Term Loan Facility; however, if the liquidity, as defined in the Exit Term Loan Facility, of Verso Holdings is less than $75 million at any time during the 90-day period following the due date of such quarterly amortization payment or excess cash flow payment date, then the portion of such amortization amount that results in such liquidity being less than $75 million will not be payable by Verso Holdings, as further described in the Exit Term Loan Facility. Per the described quarterly principal amortization, installments due are at least $4 million (subject to increase depending on excess cash flow) for each quarter ending in 2016 through 2021 with the remaining balance due on October 14, 2021. Any voluntary prepayment by Verso Holdings of the term loans under the Term Loan Facility will be subject to customary “breakage” costs with respect to eurocurrency loans and a 2% call premium until July 14, 2018, and a 1% call premium after July 15, 2018, but before July 14, 2020, and thereafter no call premium will apply to any voluntary prepayment of term loans. Such call premium may also apply to certain repricing amendments of the Term Loan Facility as further described therein.
All obligations under the Exit Credit Facilities are unconditionally guaranteed by Verso Finance, and certain of the subsidiaries of Verso Holdings and are secured by liens on certain assets of Verso Finance and liens on substantially all of the assets of Verso Holdings and the other guarantor subsidiaries. The security interest with respect to the Exit ABL Facility consists of a first-priority lien on the current assets of Verso Holdings and the guarantor subsidiaries, including accounts receivables, inventory, deposit accounts, securities accounts and commodities accounts, and a second-priority lien on all other collateral. The security interest with respect to the Exit Term Loan Facility, consists of a first-priority lien on all other collateral and second-priority lien on collateral securing the Exit ABL Facility.
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

As of September 30, 2016, we were in compliance with the covenants in our Exit Financing Agreements.

Pre-petition Debt

The filing of the Chapter 11 Cases by the Debtors on January 26, 2016 constituted an event of default and automatic acceleration under the agreements governing all of our debt (excluding the $23 million loan from Verso Finance Holdings to Chase NMTC Verso Investment Fund). As of the date of the filing of the Chapter 11 Cases, approximately $2.5 billion of debt and interest were outstanding under the Predecessor’s prepetition credit agreements, excluding related unamortized deferred financing costs, discounts/premiums, and deferred gains which were written off to Reorganization items, net upon filing the Chapter 11 Cases. All of the Predecessor’s prepetition debt and interest were cancelled in exchange for the issuance of 34,390,643 of stock or 100% of the Company’s equity.

DIP Financing

In connection with the Chapter 11 Filings, Verso Finance, Verso Holdings and certain of its subsidiaries entered into an asset-based credit facility in an aggregate principal amount of up to $100 million, or the “Verso DIP Facility,” and NewPage Corp and certain of its subsidiaries entered into an asset-based credit facility in an aggregate principal amount of up to $325 million, or the “NewPage DIP ABL Facility,” and a term loan credit facility in an aggregate principal amount of $350 million, or the “NewPage DIP Term Loan Facility,” together with the NewPage DIP ABL Facility, the “NewPage DIP Facilities,” and the NewPage DIP Facilities together with the Verso DIP Facility, the “DIP Facilities.” The NewPage DIP Term Loan Facility consisted of $175 million of new money term loans and $175 million of loans that aggregated and replaced existing loans outstanding on the Petition Date (i.e., such loans were deemed to become loans under the NewPage DIP Term Loan Facility), or “NewPage DIP Roll Up Loans.” On January 28, 2016, up to $550 million in loans under the DIP Facilities became available for borrowing following the entry of an order by the Bankruptcy Court approving the DIP Facilities on an interim basis on January 27, 2016. The Bankruptcy Court entered orders approving the DIP Facilities on a final basis on March 2, 2016.

Borrowings under the Verso DIP Facility bore interest at a rate equal to an applicable margin plus, at Verso Holdings’ and NewPage Corp’s option, either (a) a base rate determined by reference to the highest of (1) the U.S. federal funds rate plus 0.50%, (2) the prime rate of the administrative agent, and (3) the adjusted LIBOR (as defined below) for a one-month interest period plus 1.00%, or (b) a eurocurrency rate, or “LIBOR” determined by reference to the costs of funds for eurocurrency deposits in dollars in the London interbank market for the interest period relevant to such borrowing, adjusted for certain additional costs. The applicable margin for advances under both the Verso DIP Facility and the NewPage DIP ABL was 1.50% for base rate advances and 2.50% for LIBOR advances. The applicable margin for advances under the NewPage DIP Term Loan Facility was 8.50% for base rate advances and 9.50% for LIBOR advances. Interest that accrued on any “rolled-up” term loans under the NewPage DIP Term Loan Facility was capitalized, compounded and added to the unpaid principal amount of such “rolled-up” loans on the applicable interest payment date. Verso Holdings and NewPage Corp paid commitment fees for the unused amount of commitments at an annual rate equal to 0.75% and 0.375%, respectively.

The DIP Facilities matured on the Effective Date of the Plan. On the maturity date, the Verso DIP Facility had no balance outstanding and the NewPage DIP ABL Facility had $103 million outstanding balance which was repaid in full using the Exit Credit Facilities entered into on the Effective Date. The NewPage DIP Term Loan Facility of $175 million of new money term loans was also repaid in full, while the $175 million of “rolled up” loans and its capitalized interests of $9 million, totaling to $184 million, were converted into Verso equity (see Note 2).

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

The following tables summarize the components of net periodic benefit cost of our pension plans for the periods presented:

	Predecessor		Successor
	Three Months	July 1, 2016	July 15, 2016
	Ended	Through	Through
(Dollars in millions)	September 30, 2015	July 14, 2016	September 30, 2016
Service cost	$3	$1	$3
Interest cost	17	2	13
Expected return on plan assets	(21)	(3)	(16)
Amortization of actuarial loss	—	—	—
Net periodic benefit cost	$(1)	$—	$—

	Predecessor		Successor
	Nine Months	January 1, 2016	July 15, 2016
	Ended	Through	Through
(Dollars in millions)	September 30, 2015	July 14, 2016	September 30, 2016
Service cost	$9	$9	$3
Interest cost	49	36	13
Expected return on plan assets	(62)	(40)	(16)
Amortization of actuarial loss	1	1	—
Net periodic benefit cost	$(3)	$6	$—

The estimated net actuarial loss and prior service cost that are amortized from Accumulated other comprehensive loss and into Net periodic pension cost are classified into Cost of products sold on our accompanying Unaudited Condensed Consolidated Statements of Operations.

We make contributions that are sufficient to fully fund our actuarially determined costs, generally equal to the minimum amounts required by the Employee Retirement Income Security Act, or “ERISA.”  For the three-month and nine-month periods ended September 30, 2015 (Predecessor), we made contributions to the pension plans of approximately $10 million and $23 million, respectively. For the periods from July 1 to July 14, 2016 (Predecessor) and January 1 to July 14, 2016 (Predecessor), we made contributions of approximately $6 million and $16 million, respectively. For the period from July 15, 2016 to September 30, 2016 (Successor), we made contributions of approximately $3 million. We expect to make cash contributions of approximately $6 million to the pension plans in the remainder of 2016.

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

The following tables summarize the components of net periodic cots of our OPEB obligations for the periods presented:

	Predecessor		Successor
	Three Months	July 1, 2016	July 15, 2016
	Ended	Through	Through
(Dollars in millions)	September 30, 2015	July 14, 2016	September 30, 2016
Service cost	$—	$—	$—
Interest cost	—	—	—
Net periodic benefit cost	$—	$—	$—

	Predecessor		Successor
	Nine Months	January 1, 2016	July 15, 2016
	Ended	Through	Through
(Dollars in millions)	September 30, 2015	July 14, 2016	September 30, 2016
Service cost	$—	$—	$—
Interest cost	1	1	—
Net periodic benefit cost	$1	$1	$—

As described in Note 2, employee retirement contracts and collective bargaining agreements were honored by the Company after emergence from the Chapter 11 Cases on the Effective Date.

Upon the adoption of fresh-start accounting, we were required to remeasure our obligations under our defined benefit pension and OPEB plans. The remeasurement increased our defined benefit pension and other postretirement benefit obligations by $135 million and was driven primarily by a change in the discount rate (also see Note 2). Subsequent to September 30, 2016, we made the decision to eliminate the post-employment benefits of certain retirees not covered by the current collective bargaining agreements effective January 1, 2017.

9. RELATED PARTY TRANSACTIONS

Management Agreement — In connection with the acquisition of our business from International Paper Company on August 1, 2006, we entered into a management agreement with certain affiliates of Apollo Global Management, LLC, or “Apollo,” our then majority owner, relating to the provision of certain financial and strategic advisory services and consulting services, which was scheduled to expire on August 1, 2018.  Under the management agreement, Apollo, upon providing notice to us, had the right to act, in return for additional fees to be mutually agreed by the parties to the management agreement, as our financial advisor or investment banker for any merger, acquisition, disposition, financing or similar transaction if we decided to engage someone to fill such role.  If Apollo exercised its right to act as our financial advisor or investment banker for any such transaction, and if we were unable to agree with Apollo on its compensation for serving in such role, then at the closing of any merger, acquisition, disposition or financing or similar transaction, we agreed to pay Apollo a fee equal to 1% of the aggregate enterprise value (including the aggregate value of equity securities, warrants, rights and options acquired or retained; indebtedness acquired, assumed or refinanced; and any other consideration or compensation paid in connection with such transaction).  We also agreed to indemnify Apollo and its affiliates and their directors, officers and representatives for losses relating to the services contemplated by the management agreement and the engagement of affiliates of Apollo pursuant to, and the performance by them of the services contemplated by, the management agreement. Apollo did not exercise its right to act as our financial advisor or investment banker for any such transaction in the periods presented and thus, we made no payment to Apollo under the management agreement during those periods. On the Effective Date, in connection with our emergence from bankruptcy, such management agreement was terminated and all rights and remedies thereunder were terminated, extinguished, waived and released.

Transactions with Affiliates — Prior to the Effective Date, we transacted business with affiliates of Apollo from time to time.  Our product sales to Apollo affiliates were approximately $11 million and $23 million for the three-month and nine-month periods ended September 30, 2015 (Predecessor). Our related accounts receivable were approximately $1 million as of December 31, 2015 (Predecessor). Our product purchases from Apollo affiliates were negligible for the Predecessor. As of the Effective date, Apollo is no longer a related party.

For the period from July 15 to September 30, 2016 (Successor), we did not transact business with affiliates, however upon the Effective Date, several of our significant shareholders became our debt holders.

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
The following table details the charges incurred related primarily to the Bucksport mill closure in 2014 and attributable to the paper segment as included in Restructuring charges on our accompanying Unaudited Condensed Consolidated Statements of Operations:

	Predecessor
	Three Months	Nine Months	Cumulative Incurred
	Ended	Ended
(Dollars in millions)	September 30, 2015	September 30, 2015
Property and equipment - impairment	$—	$—	$89
Severance and benefit costs	2	2	29
Write-off of spare parts and inventory	—	—	14
Write-off of purchase obligations and commitments	—	6	8
Other miscellaneous costs	1	4	7
Total restructuring costs	$3	$12	$147
 There were no restructuring charges related to the Bucksport shutdown during 2016.

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

The following table details the charges incurred related primarily to the NewPage acquisition and primarily attributable to the paper segment as included in Restructuring charges on our accompanying Unaudited Condensed Consolidated Statements of Operations:

	Predecessor
	Three Months	Nine Months	Cumulative Incurred
	Ended	Ended
(Dollars in millions)	September 30, 2015	September 30, 2015
Property and equipment - disposal	$4	$4	$4
Severance and benefit costs	—	16	16
Total restructuring costs	$4	$20	$20

There were no restructuring charges related to the NewPage acquisition during 2016.

The following details the changes in our restructuring reserve liabilities related to the NewPage acquisition during the period January 1, 2016 to July 14, 2016 (Predecessor) and the period July 15, 2016 to September 30, 2016 (Successor), which are included in Accrued liabilities on our Unaudited Condensed Consolidated Balance Sheets:

	Predecessor	Successor
	January 1, 2016	July 15, 2016
	Through	Through
(Dollars in millions)	July 14, 2016	September 30, 2016
Beginning balance of reserve	$5	$2
Severance and benefit payments	(3)	(1)
Ending balance of reserve	$2	$1
Androscoggin/Wickliffe Capacity Reductions — On August 20, 2015, Verso announced plans to make production capacity reductions at two of our mills by shutting down the No. 1 pulp dryer and No. 2 paper machine at our mill in Androscoggin, Maine, and by indefinitely idling our mill in Wickliffe, Kentucky. Together, these actions will reduce our production capacity by 430,000 tons of coated paper and 130,000 tons of dried market pulp. On April 5, 2016, we announced our decision to permanently close the Wickliffe mill and the associated Property, plant, and equipment were written down to salvage value.
The following table details the charges incurred related primarily to the Androscoggin/Wickliffe Capacity Reductions and primarily attributable to the paper segment as included in Restructuring charges on our accompanying Unaudited Condensed Consolidated Statements of Operations for the Predecessor:

	Predecessor
	Three Months	Nine Months	July 1, 2016	January 1, 2016
	Ended	Ended	Through	Through	Cumulative Incurred
(Dollars in millions)	September 30, 2015	September 30, 2015	July 14, 2016	July 14, 2016
Property and equipment	$34	$34	$—	$127	$127
Severance and benefit costs	15	15	—	10	26
Write-off of spare parts and inventory	1	1	—	9	12
Write-off of purchase obligations and commitments	—	—	—	2	3
Other miscellaneous costs	—	—	—	3	4
Total restructuring costs	$50	$50	$—	$151	$172
The following table details the charges incurred related primarily to the Androscoggin/Wickliffe Capacity Reductions and primarily attributable to the paper segment as included in Restructuring charges on our accompanying Unaudited Condensed Consolidated Statements of Operations for the Successor:

	Successor
	July 15, 2016	Cumulative Incurred
	Through
(Dollars in millions)	September 30, 2016
Write-off of purchase obligations and commitments	1	1
Other miscellaneous costs	1	1
Total restructuring costs	$2	$2

The following details the changes in our restructuring reserve liabilities related to the Androscoggin/Wickliffe Capacity Reductions during the period January 1, 2016 to July 14, 2016 (Predecessor) and the period July 15, 2016 to September 30, 2016 (Successor), which are included in Accrued liabilities on our Unaudited Condensed Consolidated Balance Sheets:

	Predecessor	Successor
	January 1, 2016	July 15, 2016
	Through	Through
(Dollars in millions)	July 14, 2016	September 30, 2016
Beginning balance of reserve	$7	$5
Severance and benefit costs	7	—
Severance and benefit payments	(10)	(2)
Purchase obligations	2	—
Payments on purchase obligations	—	—
Purchase obligation reserve adjustments	(1)	—
Ending balance of reserve	$5	$3

On November 1, 2016, we announced the temporary idling of the No. 3 paper machine at our Androscoggin mill.

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

The following table summarizes the impact of the consolidated VIE as of December 31, 2015 and September 30, 2016:

	Predecessor	Successor
	December 31,	September 30,
(Dollars in millions)	2015	2016
Total assets	$—	$—
Long-term debt	$—	$—
Other non-current liabilities	8	8
Total liabilities	$8	$8
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

13. INFORMATION BY INDUSTRY SEGMENT

We have two operating segments, paper and pulp, however, subsequent to the Effective Date, we have determined that the operating loss of the pulp segment is immaterial for disclosure purposes. Our paper products are used primarily in media and marketing applications, including catalogs, magazines, and commercial printing applications such as high-end advertising brochures, annual reports, and direct-mail advertising.  Our market kraft pulp is used to manufacture printing, writing, and specialty paper grades and tissue products. Our assets are utilized across segments in our integrated mill system and are not identified by segment or reviewed by management on a segment basis. We operate primarily in one geographic segment, North America.

The following table summarizes the industry segment data for the three-month and nine-month periods ended September 30, 2015, and for the periods from July 1 to July 14, 2016 and January 1 to July 14, 2016:

	Predecessor
	Three Months	Nine Months	July 1	January 1
	Ended	Ended	Through	Through
	September 30,		July 14,	July 14,
(Dollars in millions)	2015	2015	2016	2016
Net Sales
Paper	$736	$2,207	$92	$1,349
Pulp	62	197	6	91
Intercompany eliminations	(16)	(38)	(1)	(23)
Total	$782	$2,366	$97	$1,417
Operating loss(1)
Paper	$(38)	$(70)	$(1)	$(104)
Pulp	(5)	(24)	—	(17)
Total	$(43)	$(94)	$(1)	$(121)
Depreciation, amortization, and depletion
Paper	$53	$159	$7	$92
Pulp	7	22	—	8
Total	$60	$181	$7	$100
Capital expenditures
Paper	$18	$39	$3	$27
Pulp	5	9	—	5
Total	$23	$48	$3	$32
(1) Operating losses in the period from January 1, 2016 to July 14, 2016, include $135 million of Restructuring charges attributable to the paper segment and $16 million of Restructuring charges related to the pulp segment. For the three-month and nine-month periods ended September 30, 2015, Restructuring charges attributable to the paper segment were $49 million and $75 million, respectively.

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
In connection with the Chapter 11 Cases, Verso Finance, Verso Holdings and certain of its subsidiaries entered into the Verso DIP Facility for an aggregate principal amount of up to $100 million, and NewPage Corp and certain of its subsidiaries entered into the NewPage DIP ABL Facility for an aggregate principal amount of up to $325 million and the NewPage Term Loan DIP Facility for an aggregate principal amount of $350 million (see Note 7). The NewPage DIP Term Loan Facility consisted of $175 million of new money term loans and $175 million of roll up loans refinancing loans outstanding under the existing term loan facility of NewPage Corp outstanding on the Petition Date. The Verso DIP Facility, NewPage DIP ABL Facility and NewPage DIP Term Loan Facility are collectively referred to as the “DIP Facilities”.
On March 26, 2016, the Debtors filed a proposed joint plan of reorganization, (as amended, the “Plan,”) with the Bankruptcy Court together with a disclosure statement in respect of the Plan. The Plan set forth, among other things, the treatment of claims against and equity interests in the Debtors. On June 23, 2016, the Bankruptcy Court entered an order, or the “Confirmation Order,” confirming the Plan. On July 15, 2016, or the “Effective Date,” the Plan became effective pursuant to its terms and the Debtors emerged from their Chapter 11 Cases.
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

•
The satisfaction in full of general unsecured claims in aggregate settlement totaling $3 million in cash (except with respect to general unsecured claims against Debtors that have only de minimis assets, which will receive no distributions under the Plan);

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

•
Termination of the Management and Transaction Fee Agreement dated as of August 1, 2006 among Verso Paper LLC, Verso Paper Investments LP, Apollo Management V, L.P., and Apollo Management VI, L.P., and all rights and remedies thereunder were terminated, extinguished, waived and released; and

•	Employee retirement contracts and collective bargaining agreements will be honored by the Company upon emergence.
Pursuant to the Plan, on July 15, 2016, the Company entered into a $375 million asset-based revolving credit facility or the “Exit ABL Facility, and a senior secured term loan agreement or the “Exit Term Loan Facility” that provides for term loan commitments of $220 million or collectively the “Exit Credit Facilities.” Further, Verso Holdings borrowed $340 million under the Exit Credit Facilities on the Effective Date, with available loan proceeds of approximately $318 million, consisting of (i) the borrowing of $120 million under the Exit ABL Facility and (ii) the borrowing of $198 million ($220 million net of Original Issue Discount) under the Exit Term Loan Facility. The proceeds of the borrowings on the Effective Date under the Credit Facilities were used (i) to repay outstanding indebtedness under the debtor-in-possession financing credit agreements, (ii) to pay outstanding allowed administrative expenses and allowed claims in accordance with the Plan, and (iii) to pay fees, costs and expenses related to and contemplated by the Credit Facilities and emergence by Verso and its subsidiaries from bankruptcy.

Financial Reporting Under Reorganization
See Note 2 of our Unaudited Condensed Consolidating Financial Statements for further discussion of financial reporting implications related to our Chapter 11 Cases, and emergence therefrom, including a detail of liabilities subject to compromise and reorganization items, net.
Mill Closure
On April 5, 2016, Verso announced that it will permanently close its paper mill located in Wickliffe, Kentucky, which has been idle since November 2015. The decision to close the mill resulted in restructuring charges of approximately $7 million and $151 million for the three and six month periods ending ended September 30, 2016, respectively. The associated Property, plant, and equipment were written down to salvage value resulting in a non-cash restructuring charge of $127 million.

Presentation of Predecessor and Successor

We adopted fresh-start reporting as of the Effective Date. As a result of the application of fresh-start reporting, our financial statements for periods prior to the Effective Date are not comparable to those for periods subsequent to the Effective Date. References in this report to “Successor” refer to the Company on or after the Effective Date. References to “Predecessor” refer to the Company prior to the Effective Date. Operating results for the Successor and Predecessor periods are not necessarily indicative of the results to be expected for a full fiscal year. References such as the “Company,” “we,” “our” and “us” refer to Verso Corporation and its consolidated subsidiaries, whether Predecessor and/or Successor, as appropriate.

Management’s discussion and analysis of the results of operations and of liquidity compare the quarter and nine months ended September 30, 2016 to the quarter and nine months ended September 30, 2015. Presentation of the combined financial information of the Predecessor and Successor for the three and nine months ended September 30, 2016 is not in accordance with generally accepted accounting principles in the United States of America, or “GAAP.” However, we believe that for purposes of discussion and analysis in this Form 10-Q, the combined financial results are useful for management and investors to assess the Company’s ongoing financial and operational performance and trends.

Results of Operations

The following tables set forth the historical results of operations of Verso for the periods indicated below.  The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and notes thereto included elsewhere in this quarterly report.

Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015

	Predecessor		Successor
	Three Months	July 1, 2016	July 15, 2016
	Ended	Through	Through	Three Month
(Dollars in millions, except per share amounts)	September 30, 2015	July 14, 2016	September 30, 2016	$ Change
Net sales	$782	$97	$578	$(107)
Costs and expenses:
Cost of products sold (exclusive of depreciation, amortization and depletion)	677	83	559	(35)
Depreciation, amortization and depletion	60	7	24	(29)
Selling, general and administrative expenses	33	8	23	(2)
Restructuring charges	55	—	2	(53)
Other operating expense	—	—	2	2
Operating loss	(43)	(1)	(32)	10
Interest expense	68	2	8	(58)
Loss before reorganization items, net	(111)	(3)	(40)	68
Reorganization items, net	—	(1,302)	—	(1,302)
(Loss) income before income taxes	(111)	1,299	(40)	1,370
Income tax benefit	—	—	—	—
Net (loss) income	$(111)	$1,299	$(40)	$1,370

Net Sales. Net sales for the three months ended September 30, 2016 decreased by approximately $107 million, or 14%, compared to the three months ended September 30, 2015. This decrease was attributable to a 10% reduction in volume from 910 thousand tons during the three months ended September 30, 2015 to 817 thousand tons for the same period of the current year and a 4% reduction in price, from $860 per ton during the three months ended September 30, 2015 to $824 per ton for the same period of the current year. The decrease in sales volume resulted in $77 million of reduced revenue, while changes in pricing resulted in a $33 million reduction in revenue. The decrease in volume and pricing were driven by general softening of demand for coated papers, our capacity reductions at our Androscoggin mill and the closure of the Wickliffe mill.

Cost of products sold.  Cost of products sold, excluding depreciation, amortization and depletion expenses, for the three months ended September 30, 2016 decreased approximately $35 million, or 5%, compared to the same period of the prior year. Our gross margin percentage, excluding depreciation, amortization, and depletion expense, was 5% during the three months ended September 30, 2016 compared to 13% for the same period of the prior year, reflecting a $72 million decrease in gross margin. Gross margin was negatively impacted by the decrease in sales volume, work-in-process and inventory fair value adjustments associated with fresh-start accounting of $38 million, as well as by the effects of two accounting policy changes adopted in conjunction with fresh-start reporting. As part of fresh-start reporting, we decided to no longer defer the cost of planned major maintenance outages. Costs for all repair and maintenance activities are now expensed in the month that the related activity is performed under the direct expense method of accounting (See Note 1). Approximately $20 million in incremental costs are expensed in Cost of products sold in the accompanying Unaudited Condensed Consolidated Statement of Operations for the period from July 15, 2016 to September 30, 2016 (Successor) related to planned major maintenance outages. Certain centralized costs attributable to manufacturing overhead recorded in Selling, general, and administrative expenses of the Predecessor are recorded to Cost of products sold of the Successor. The amount recorded to Cost of products sold, related to these costs, in the accompanying Unaudited Condensed Consolidated Statement of Operations for the period from July 15, 2016 to September 30, 2016 (Successor) is approximately $7 million.

Depreciation, amortization, and depletion. Depreciation, amortization, and depletion expenses for the three months ended September 30, 2016 decreased approximately $29 million, or 48%, compared to the three months ended September 30, 2015. The reduction in depreciation, amortization, and depletion is attributable to the capacity reductions at our Androscoggin mill, the closure of the Wickliffe mill and the reduction in the fair value of our property, plant and equipment as a result of the adoption of fresh-start accounting.

Selling, general and administrative.  Selling, general and administrative expenses decreased by approximately $2 million, or 6%, during the three months ended September 30, 2016 compared to the same period of the prior year. The decline is primarily attributable to a change in accounting policy adopted in connection with fresh-start accounting. As described in Cost of products sold above, approximately $7 million of costs recorded to Selling, general, and administrative expenses of the Predecessor are recorded to Cost of products sold of the Successor. This decrease to Selling, general and administrative expenses in the current period is offset by a $3 million increase related to the recognition of previously unrecognized stock compensation costs as all outstanding stock compensation of the Predecessor were cancelled upon emergence from the Chapter 11 Cases. As a percentage of sales, Selling, general and administrative expenses increased to 4.6% during the three months ended September 30, 2016 compared to 4.2% for the same period of the prior year.

Restructuring charges. Restructuring charges for the three months ended September 30, 2016 decreased approximately $53 million, or 96%, to approximately $2 million from approximately $55 million during the three months ended September 30, 2015. Restructuring charges for three months ended September 30, 2016 primarily consisted of on-going care-taker costs related to the permanent closure of Wickliffe mill which are expensed as incurred. Restructuring charges during the third quarter of 2015 consisted primarily of $34 million of noncash charges related to accelerated depreciation on property and equipment at our Androscoggin mill, and $15 million of severance and benefit costs related primarily to the production capacity reductions at our Androscoggin and Wickliffe mills.

Other operating (income) expense.  Other operating expense for the three months ended September 30, 2016 increased $2 million was primarily attributable to on-going costs incurred for professional fees paid for legal, consulting, and other bankruptcy related costs and services. There were no similar costs or charges during the three months ended September 30, 2015.

Interest expense.  Interest expense for the three months ended September 30, 2016 decreased approximately $58 million, or 85%, to approximately $10 million from approximately $68 million during the three months ended September 30, 2015. The change in interest expense year over year reflects the fact that we ceased recording interest expense as of January 26, 2016 on outstanding pre-petition debt classified as liabilities subject to compromise, or “LSTC.” Such interest on pre-petition debt was stayed by the Bankruptcy Court effective on the Petition Date. During the pendency of the bankruptcy, the Predecessor incurred interest expense on the DIP Facilities. During the period from Emergence date through September 30, 2016, the Successor incurred interest expense the outstanding balance of the Exit Credit Facilities.

Reorganization items, net. Reorganization items, net, which represent expenses and income directly associated with the Predecessor’s bankruptcy filing on January 26, 2016, resulted in a net gain of $1,302 million for the three months ended September 30, 2016. This amount represents a gain on settlement of LSTC and the DIP Facilities of $2,002 million offset by a loss of $661 million due to the revaluation of our assets and liabilities as part of the application of fresh-start accounting as of the Effective Date. Additionally, we incurred $20 million of professional fees paid for legal, consulting, and other bankruptcy related costs and services. We also incurred $16 million of charges related to adjusting the liability related to rejected executory contracts to their estimated allowed claim amounts. There were no similar gains, costs, or charges during the three months ended September 30, 2015.

Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015

	Predecessor		Successor
	Nine Months	January 1, 2016	July 15, 2016
	Ended	Through	Through	Nine Month
(Dollars in millions, except per share amounts)	September 30, 2015	July 14, 2016	September 30, 2016	$ Change
Net sales	$2,366	$1,417	$578	$(371)
Costs and expenses:
Cost of products sold (exclusive of depreciation, amortization and depletion)	2,062	1,249	559	(254)
Depreciation, amortization and depletion	181	100	24	(57)
Selling, general and administrative expenses	134	95	23	(16)
Restructuring charges	83	151	2	70
Other operating (income) expense	—	(57)	2	(55)
Operating loss	(94)	(121)	(32)	(59)
Interest expense	201	39	8	(154)
Loss before reorganization items, net	(295)	(160)	(40)	95
Reorganization items, net	—	(1,338)	—	(1,338)
(Loss) income before income taxes	(295)	1,178	(40)	1,433
Income tax benefit	(2)	—	—	2
Net (loss) income	$(293)	$1,178	$(40)	$1,431

Net Sales. Net sales for the nine months ended September 30, 2016 decreased by approximately $371 million, or 16%, compared to the nine months ended September 30, 2015. This decrease was attributable to a 13% reduction in volume from 2.7 million tons during the nine months ended September 30, 2015 to 2.4 million tons during the same period of the current year and a 3% reduction in price, from $863 per ton during the nine months ended September 30, 2015 to $838 per ton for the same period of the current year. The decline in sales volume resulted in $291 million of reduced revenue, while the reduced pricing resulted in an additional $80 million decrease in revenue. The decrease in volume and pricing were driven by general softening of demand for coated papers, our capacity reductions at our Androscoggin mill and the closure of the Wickliffe mill.

Cost of products sold.  Cost of products sold, excluding depreciation, amortization and depletion expenses, for the nine months ended September 30, 2016 decreased approximately $254 million, or 12%, compared to the same period of the prior year. Our gross margin percentage, excluding depreciation, amortization, and depletion expense, was 9% during the nine months ended September 30, 2016 compared to 13% for the same period of the prior year, reflecting a $117 million decrease in gross margin. Gross margin was negatively impacted by the decrease in sales volume, work-in-process and inventory fair value adjustments associated with fresh-start accounting of $38 million, as well as by the effects of two accounting policy changes adopted in conjunction with fresh-start reporting. As part of fresh-start reporting, we decided to no longer defer the cost of planned major maintenance outages. Costs for all repair and maintenance activities are now expensed in the month that the related activity is performed under the direct expense method of accounting. Approximately $20 million in incremental costs are expensed in Cost of products sold in the accompanying Unaudited Condensed Consolidated Statement of Operations for the period from July 15, 2016 to September 30, 2016 (Successor) related to planned major maintenance outages. Certain centralized costs attributable to manufacturing overhead recorded in Selling, general, and administrative expenses of the Predecessor are recorded to Cost of products sold of the Successor. The amount recorded to Cost of products sold, related to these costs, in the accompanying Unaudited Condensed Consolidated Statement of Operations for the period from July 15, 2016 to September 30, 2016 (Successor) is approximately $7 million.

Depreciation, amortization, and depletion. Depreciation, amortization, and depletion expenses for the nine months ended September 30, 2016 decreased approximately $57 million, or 31%, compared to the same period of the prior year. The reduction in Depreciation, amortization, and depletion is attributable to the capacity reductions at our Androscoggin mill, the closure of the Wickliffe mill and the reduction in the fair value of our property, plant and equipment as a result of the adoption of fresh-start accounting.

Selling, general and administrative.  Selling, general and administrative expenses decreased by approximately $16 million, or 12%, during the nine months ended September 30, 2016 compared to the same period of the prior year. The change is attributable to synergies achieved from the NewPage acquisition as well as a change in accounting policy adopted in connection with fresh-start accounting. As described in Cost of products sold above, approximately $7 million of costs recorded to Selling, general, and administrative expenses of the Predecessor are recorded to Cost of products sold of the Successor. This decrease to Selling, general and administrative expenses in the current period is offset by a $3 million increase related to the recognition of previously unrecognized stock compensation costs as all outstanding stock compensation of the Predecessor were cancelled upon emergence from the Chapter 11 Cases. As a percentage of sales, Selling, general and administrative expenses increased to 5.9% during the nine months ended September 30, 2016 compared to 5.7% for the same period of the prior year.

Restructuring charges. Restructuring charges for the nine months ended September 30, 2016 increased approximately $70 million, or 84%, to approximately $153 million from approximately $83 million during the nine months ended September 30, 2015. Restructuring charges for the nine months ended September 30, 2016 primarily consisted of non-cash fixed asset write-down charges and on-going care-taker costs related to the permanent closure of Wickliffe mill, the latter of which are expensed as incurred. Restructuring charges for the nine months ended consisted primarily of $34 million of noncash charges related to accelerated depreciation on property and equipment at our Androscoggin mill, $15 million of severance and benefit costs related primarily to the production capacity reductions at our Androscoggin and Wickliffe mills, $16 million of severance and benefit costs related to efforts to integrate the legacy Verso and NewPage operations, and $12 million of expenses related to the sale of the Bucksport mill.

Other operating (income) expense.  Other operating income for the nine months ended September 30, 2016 increased $55 million and was primarily attributable to the sale of hydroelectric facilities in January 2016 offset by on-going costs incurred for professional fees paid for legal, consulting, and other bankruptcy related costs and services. There were no similar income, costs or charges during the nine months ended September 30, 2015.

Interest expense.  Interest expense for the nine months ended September 30, 2016 decreased approximately $154 million, or 77%, to approximately $47 million from approximately $201 million during the nine months ended September 30, 2015. The change in interest expense year over year reflects the fact that we ceased recording interest expense as of January 26, 2016 on outstanding pre-petition debt classified as LSTC. The interest on pre-petition debt was stayed by the Bankruptcy Court effective on the Petition Date. During the pendency of the bankruptcy, the Predecessor incurred interest expense on the DIP Facilities. During the period from the Effective Date through September 30, 2016, the Successor incurred interest expense on the outstanding balance of the Exit Credit Facilities.

Reorganization items, net. Reorganization items, net, which represent expenses and income directly associated with the Predecessor’s bankruptcy filing on the Petition Date, resulted in a net gain of $1,338 million for the nine months ended September 30, 2016. This amount represents a gain on settlement of LSTC and the DIP Facilities of $2,002 million offset by a loss of $671 due to the revaluation of our assets and liabilities as part of the application of fresh-start accounting as of the Effective Date. Additionally, we incurred $52 million of professional fees paid for legal, consulting, and other bankruptcy related costs and services. We also incurred $15 million of charges related to adjusting the liability related to rejected executory contracts to their estimated allowed claim amounts. There were no similar gains, costs, or charges during the three months ended September 30, 2015.

Income tax (benefit) expense. Income tax benefit for the nine months ended September 30, 2016, decreased by approximately $2 million compared to the nine months ended September 30, 2015 primarily as a result of the elimination of certain deferred tax liabilities associated with certain indefinite lived assets. All assets were adjusted to fair value as of the Effective date in conjunction with the adoption of fresh-start accounting.

Reconciliation of Net Income (Loss) to Adjusted EBITDA

EBITDA consists of earnings before interest, taxes, depreciation, and amortization.  Adjusted EBITDA reflects adjustments to EBITDA to eliminate the impact of certain items that we do not consider to be indicative of our performance.  We use EBITDA and Adjusted EBITDA as a way of evaluating our performance relative to that of our peers and to assess compliance with our credit facilities. We believe that Adjusted EBITDA is an operating performance measure commonly used in our industry that provides investors and analysts with a measure of ongoing operating results unaffected by differences in capital structures, capital investment cycles, and ages of related assets among otherwise comparable companies.

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

The following table reconciles net (loss) income to EBITDA and Adjusted EBITDA for the periods presented:

	Predecessor				Successor
	Three Months Ended	Nine Months Ended	July 1, 2016 Through	January 1, 2016 Through	July 15, 2016 Through
	September 30,	September 30,	July 14,	July 14,	September 30,
(Dollars in millions)	2015	2015	2016	2016	2016
Net (loss) income	$(111)	$(293)	$1,299	$1,178	$(40)
Income tax benefit	—	(2)	—	—	—
Interest expense, net	68	201	2	39	8
Depreciation, amortization and depletion	60	181	7	100	24
EBITDA	$17	$87	$1,308	$1,317	$(8)
Adjustments to EBITDA:
Reorganization items, net (1)	—	—	(1,302)	(1,338)	—
Restructuring charges (2)	55	83	—	151	2
Fresh-start accounting adjustments (3)	—	—	3	3	44
Gains on disposal of assets (4)	—	—	—	(57)	—
Pre- and post-reorganization costs (5)	—	—	—	6	2
NewPage acquisition and integration-related costs/charges (6)	7	33	—	—	—
Other items, net (7)	5	5	—	13	1
Adjusted EBITDA	$84	$208	$9	$95	$41
(1) Net gains associated with the Chapter 11 Cases.
(2) For 2016, charges are primarily associated with the closure of the Wickliffe mill, of which $137 million is non-cash. For 2015, charges represent severance and employee-related costs and other restructuring charges associated with the NewPage acquisition, the closure of the Bucksport mill and the capacity reductions at the Androscoggin and Wickliffe mills.
(3) Non-cash charges related to the one-time impacts of adopting fresh-start accounting.
(4) Realized gains on the sale of assets, which are primarily attributable to the sale of hydroelectric facilities in January 2016.
(5) Costs incurred in connection with advisory and legal services related to planning for and emerging from the Chapter 11 Cases.
(6) Professional fees and other charges and integration costs incurred in connection with the NewPage acquisition, including one-time impacts of purchase accounting.
(7) Amortization of non-cash incentive compensation, unrealized losses (gains) on energy-related derivative contracts, Wickliffe operating costs while idled, and miscellaneous other non-recurring adjustments.

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

As described in Note 2, Verso emerged from its Chapter 11 Cases on July 15, 2016. Pursuant to the Plan, on July 15, 2016, the Company entered into a $375 million Exit ABL Facility and a $220 million Exit Term Loan Facility. The Company borrowed $340 million under the Exit Credit Facilities on July 15, 2016, with available loan proceeds of approximately $318 million, consisting of $120 million of borrowings under the asset-based revolving credit facility and $198 million ($220 million net of Original Issue Discount) of borrowings under the term loan agreement. On July 15, 2016, the Company paid in full amounts outstanding related to its DIP Facilities with proceeds from the Exit Credit Facilities. As of September 30, 2016, the outstanding balance of the Exit ABL Facility is $116 million, with $82 million in letters of credit issued, and $170 million available for future borrowings.

Verso’s cash flows from operating, investing and financing activities, as reflected in the accompanying Unaudited Condensed Consolidated Statements of Cash Flows, are summarized in the following table.

	Predecessor		Successor
	Nine Months	January 1, 2016	July 15, 2016
	Ended	Through	Through
(Dollars in millions)	September 30, 2015	July 14, 2016	September 30, 2016
Net cash (used in) provided by:
Operating activities	$(284)	$25	$(13)
Investing activities	127	29	(18)
Financing activities	161	(11)	(9)
Net change in cash and cash equivalents	$4	$43	$(40)

Operating activities.  In the period from July 15 to September 30, 2016 (Successor), net cash used in operating activities of $13 million primarily reflects a net loss of $40 million offset by non-cash depreciation, amortization, and accretion of $24 million. In the period from January 1 to July 14, 2016 (Predecessor), net cash provided by operating activities of $25 million was driven by net income of $1,178 million offset by non-cash reorganization items of $1,398 million, deprecation, amortization, non-cash gain on sale of assets and non-cash restructuring charges of $180 million, and the change in cash used in working capital of $43 million.

In the first nine months of 2015, net cash used in operating activities of $284 million reflected a net loss of $293 million offset by noncash depreciation, amortization, depletion and accretion of $225 million and an increase in cash used for working capital of $157 million, which was primarily due to seasonal increases in inventory and a decrease in accrued liabilities primarily attributable to payments of NewPage acquisition related and second lien and subordinated notes exchange offering related expenses, and severance and other costs associated with the Bucksport closure and NewPage acquisition.

Investing activities. In the period from July 15 to September 30, 2016 (Successor), net cash used in investing activities of $18 million consists primarily of $21 million cash used for capital expenditures offset by a $3 million transfer from restricted cash. In the period from January 1 to July 14, 2016 (Predecessor), net cash provided by investing activities of $29 million consists primarily of $63 million of proceeds from the sale of certain hydroelectric generation facilities and related assets, partially offset by $31 million of capital expenditures.

This compares to $127 million of net cash provided by investing activities in the first nine months of 2015 (Predecessor), which reflects cash acquired in the NewPage acquisition of $128 million as well as proceeds from sale of assets of $51 million including the sale of the Bucksport mill, and were partially offset by capital expenditures of $48 million.

Financing activities. In the period from July 15 to September 30, 2016 (Successor), net cash used in financing activities of $9 million resulted primarily from net payments of $4 million on the Exit ABL Facility and another $4 million on the Exit Term Loan Facility. In the period from January 1 to July 14, 2016 (Predecessor), net cash used in financing activities of $11 million resulted primarily from net payments on pre-petition revolving credit facilities of $299 million, $22 million of debt issuance cost on the debtor-in-possession financing, offset by proceeds from the Exit ABL Facility of $120 million and proceeds net of debt issuance cost and original issue discount of the Exit Term Loan Facility of $190 million.

In the first nine months of 2015 (Predecessor), net cash provided by financing activities was $161 million, and resulted primarily from net borrowings on our pre-petition revolving credit facilities.

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

Exit Credit Facilities. On the Effective Date, pursuant to the terms of Plan, Verso Holdings entered into a $375 million Exit ABL Facility and an Exit Term Loan Facility that provides for term loan commitments of $220 million with available loan proceeds of $198 million.

Verso Holdings borrowed $340 million under the Exit Credit Facilities on the Effective Date, with available loan proceeds of approximately $318 million, consisting of (i) the borrowing of $120 million under the Exit ABL Facility and (ii) the net borrowing of $198 million ($220 million par value less $22 million of original issue discount) under the Exit Term Loan Facility. The proceeds of the borrowings on the Effective Date under the Exit Credit Facilities were used (i) to repay outstanding indebtedness under the debtor-in-possession financing credit agreements, (ii) to pay outstanding allowed administrative expenses and allowed claims in accordance with the Plan, and (iii) to pay fees, costs and expenses related to and contemplated by the Exit Credit Facilities and emergence by Verso and its subsidiaries from bankruptcy. The proceeds of the borrowings under the Exit ABL Facility after the Effective Date will be used for working capital and general corporate purposes, including permitted acquisitions.

The Exit ABL Facility will mature on July 14, 2021. The outstanding borrowings under the Exit ABL Facility bear interest at a per annum rate equal to, at the option of Verso Holdings, either (i) a customary London interbank offered rate, or “LIBOR,” plus an applicable margin ranging from 1.25% to 2.00% or (ii) a customary base rate plus an applicable margin ranging from 0.25% to 1.00%, determined based upon the average excess availability under the Exit ABL Facility. Verso Holdings is also required to pay a commitment fee for the unused portion of the Exit ABL Facility, which ranges from 0.25% to 0.375% per annum, based upon the average revolver usage under the Exit ABL Facility. Verso Holdings has the right to prepay loans under the Exit ABL Facility at any time without a prepayment penalty, other than customary “breakage” costs with respect to eurocurrency loans. As of September 30, 2016, the outstanding balance of the Exit ABL Facility is $116 million, with $82 million in letters of credit issued, and $170 million available for future borrowings.
The Exit Term Loan Facility will mature on October 14, 2021.The outstanding borrowings under the Exit Term Loan Facility bear interest at a rate equal to, at the option of Verso Holdings, either (i) LIBOR (subject to a floor of 1%) plus 11% or (ii) a customary base rate plus 10%. With respect to LIBOR denominated loans under the Exit Credit Facilities, Verso Holdings may elect an interest period of one, two, three or six months or such other period subject to the terms of the Exit Credit Facilities. The term loans provided under the Exit Term Loan Facility are subject to quarterly principal amortization payments in an amount equal to the greater of (a) 2.00% of the initial principal amount of the term loans or (b) the excess cash flow in respect of such quarter as further described under the Exit Term Loan Facility; however, if the liquidity, as defined in the Exit Term Loan Facility, of Verso Holdings is less than $75 million at any time during the 90-day period following the due date of such quarterly amortization payment or excess cash flow payment date, then the portion of such amortization amount that results in such liquidity being less than $75 million will not be payable by Verso Holdings, as further described in the Exit Term Loan Facility. Per the described quarterly principal amortization, installments due are $4 million (subject to increase depending on excess cash flow) for each quarter ending in 2016 through 2021 with the remaining balance due on October 14, 2021. Any voluntary prepayment by Verso Holdings of the term loans under the Term Loan Facility will be subject to customary “breakage” costs with respect to eurocurrency loans and a 2% call premium until July 14, 2018, and a 1% call premium after July 15, 2018, but before July 14, 2020, and thereafter no call premium will apply to any voluntary prepayment of term loans. Such call premium may also apply to certain repricing amendments of the Term Loan Facility as further described therein.
All obligations under the Exit Credit Facilities are unconditionally guaranteed by Verso Finance, and certain of the subsidiaries of Verso Holdings and are secured by liens on certain assets of Verso Finance and liens on substantially all of the assets of

Verso Holdings and the other guarantor subsidiaries. The security interest with respect to the Exit ABL Facility consists of a first-priority lien on the current assets of Verso Holdings and the guarantor subsidiaries, including accounts receivables, inventory, deposit accounts, securities accounts and commodities accounts, and a second-priority lien on all other collateral. The security interest with respect to the Exit Term Loan Facility, consists of a first-priority lien on all other collateral and second-priority lien on collateral securing the Exit ABL Facility.
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

For a discussion of our critical accounting policies and estimates, see “Critical Accounting Policies” included in our Annual Report on Form 10-K for the year ended December 31, 2015 under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We have made no significant changes to our critical accounting policies and estimates from those described in our Annual Report on Form 10-K for the year ended December 31, 2015 and our Quarterly Report for the quarter ended June 30, 2016 other than the following:

Predecessor Planned Major Maintenance Costs — Costs for planned major maintenance shutdowns were deferred and then expensed ratably over the period until the next major planned shutdown, since we believed that operations benefited throughout that period from the maintenance work performed.  Routine maintenance costs were expensed as incurred.

Successor Maintenance Costs — Costs for all repair and maintenance activities are expensed in the month that the related activity is performed under the direct expense method of accounting. Approximately $20 million of incremental costs were expensed in Cost of products sold in the accompanying Unaudited Condensed Consolidated Statement of Operations for the period from July 15, 2016 to September 30, 2016 (Successor) related to planned major maintenance outages.

Successor Cost of products sold/ Selling, general and administrative expenses — Certain centralized costs attributable to manufacturing overhead recorded in Selling, general, and administrative expenses of the Predecessor are recorded to Cost of products sold of the Successor. The amount recorded to Cost of products sold, related to these costs, in the accompanying Unaudited Condensed Consolidated Statement of Operations for the period from July 15, 2016 to September 30, 2016 (Successor) is approximately $7 million.

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

We reach our end-users through several channels, including printers, brokers, paper merchants, and direct sales to end-users.  We sell and market our products to approximately 300 customers. During the nine months ended September 30, 2016, Veritiv Corporation accounted for approximately 20% of our total net sales.

Interest Rates

Since December 31, 2015, we and substantially all of our direct and indirect subsidiaries filed voluntary petitions for relief under the Bankruptcy Code in the Bankruptcy Court. In connection with our Chapter 11 Cases, we entered into the DIP Facilities, which accrued interest at a variable rate. Upon the Effective Date, we entered into the Exit Credit Facilities. Borrowings under the Exit Credit Facilities accrue interest at a variable rate.

Our Exit ABL Facility and Exit Term Loan Facility each bear interest at a variable rate based on LIBOR or a customary base rate, in each case plus an applicable margin. Our Exit Term Loan Facility had a LIBOR floor of 1%. Assuming the Exit Term Loan Facility Assuming the principal amount outstanding under the Exit ABL Facility remains unchanged as of September 30, 2016, and the Exit Term Loan Facility interest remains at or above the LIBOR floor, a 100 basis point increase in quoted interest rates on our outstanding floating-rate debt as of September 30, 2016, would have increased annual interest expense by approximately $3 million.  While we may enter into agreements limiting our exposure to higher interest rates, any such agreements may not offer complete protection from this risk.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in reports that we file and submit under the Securities Exchange Act of 1934, as amended is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including our principal executive officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our management, with the participation of our principal executive officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of Verso’s disclosure controls and procedures as of September 30, 2016.  Based upon this evaluation, and subject to the foregoing, our principal executive officer and Chief Financial Officer concluded that Verso’s disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2016.

Changes in Internal Control over Financial Reporting

There were no changes in Verso’s internal control over financial reporting during the fiscal quarter ended September 30, 2016, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

We are involved from time to time in legal proceedings incidental to the conduct of our business.  We do not believe that any liability that may result from these proceedings will have a material adverse effect on our Unaudited Condensed Consolidated Financial Statements.

ITEM 1A.   RISK FACTORS

For a detailed discussion of risk factors affecting us, see “Part I – Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 and “Part II - Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2016. Other than as noted below, we have not had any material changes to our risk factors from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2016.
Our financial condition and results of operations for periods after the effective date of our plan of reorganization are not comparable to the financial condition and results of operations for periods prior to the effective date of our plan of reorganization.

On July 15, 2016, the effective date of our plan of reorganization, we adopted fresh-start reporting as a result of the bankruptcy reorganization as prescribed in accordance with GAAP and the provisions of Financial Accounting Standards Board Accounting Standards Codification 852, Reorganizations. As required by fresh-start reporting, our assets and liabilities were recorded at fair value by allocating the reorganization value determined in connection with the plan of reorganization. Accordingly, our financial condition and results of operations from and after the effective date of our plan of reorganization are not comparable, in various material respects, to the financial condition and results of operations prior to the effective date of our plan of reorganization.

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

10.3*	Verso Corporation Performance Incentive Plan. (3)

10.4	Warrant Agreement dated as of July 15, 2016, between Verso and Computershare Inc. and its wholly owned subsidiary, Computershare Trust Company N.A., collectively, as warrant agent. (3)

10.5*	Indemnification Agreement between Verso and the directors and officers of Verso and its subsidiaries (form). (3)

31.1	Certification of Principal Executive Officer of Verso Corporation pursuant to Rule 13a-14(a) under Securities Exchange Act of 1934.

31.2	Certification of Principal Financial Officer of Verso Corporation pursuant to Rule 13a-14(a) under Securities Exchange Act of 1934.

32.1	Certification of Principal Executive Officer of Verso Corporation pursuant to Rule 13a-14(b) under Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2	Certification of Principal Financial Officer of Verso Corporation pursuant to Rule 13a-14(b) under Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

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

Date: November 14, 2016
VERSO CORPORATION

	By:	/s/ Peter H. Kesser
Peter H. Kesser President, Senior Vice President, General Counsel and Secretary (Duly Authorized Officer)

By:	/s/ Allen J. Campbell
Allen J. Campbell Senior Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

The following exhibits are included with this report:

Exhibit Number	Description

2.1	Order Confirming Debtors’ First Modified Third Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code on June 23, 2016.(1)

2.2	Debtors’ First Modified Third Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code.(1)

3.1	Amended and Restated Certificate of Incorporation of Verso.(2)

3.2	Amended and Restated Bylaws of Verso.(2)

4.1	Form of specimen Class A Common Stock certificate.(3)

4.2	Form of specimen Class B Common Stock certificate.(3)

4.3	Form of specimen Plan Warrant certificate (included in Exhibit 10.4).

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

10.3*	Verso Corporation Performance Incentive Plan. (3)

10.4	Warrant Agreement dated as of July 15, 2016, between Verso and Computershare Inc. and its wholly owned subsidiary, Computershare Trust Company N.A., collectively, as warrant agent. (3)

10.5*	Indemnification Agreement between Verso and the directors and officers of Verso and its subsidiaries (form). (3)

31.1	Certification of Principal Executive Officer of Verso Corporation pursuant to Rule 13a-14(a) under Securities Exchange Act of 1934.

31.2	Certification of Principal Financial Officer of Verso Corporation pursuant to Rule 13a-14(a) under Securities Exchange Act of 1934.

32.1	Certification of Principal Executive Officer of Verso Corporation pursuant to Rule 13a-14(b) under Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2	Certification of Principal Financial Officer of Verso Corporation pursuant to Rule 13a-14(b) under Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

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