Form 10-K
period 2016-12-31
Verso Corp
filed 2017-03-20
CIK 1421182

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016

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

(901) 369-4100
(Registrants’ telephone number, including area code)

Securities registered pursuant to section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Class A common stock, $0.01 par value	New York Stock Exchange
Class B common stock, $0.01 par value	None

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No

As of June 30, 2016, the aggregate market value of the voting and non-voting common equity of Verso Corporation held by non-affiliates, computed by reference to the price at which the common equity was last sold on the last business day of the most recently completed second fiscal quarter, was approximately $899,626. For purposes of this calculation, only those shares held by directors, executive officers and holders of 10% or more of the voting securities of Verso Corporation have been excluded as held by affiliates. Such exclusion should not be deemed a determination or an admission by the Registrant or any such person that such individuals or entities are or were, in fact, affiliates of Verso Corporation.

As of February 28, 2017, Verso Corporation had 33,429,799 shares of Class A common stock, par value $0.01 per share, and 960,844 shares of Class B common stock, par value $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

The information required by Part III is incorporated by reference from portions of the definitive proxy statement of Verso Corporation to be filed within 120 days after December 31, 2016, pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with the 2017 annual meeting of stockholders of Verso Corporation.

Verso Corporation
Form 10-K
December 31, 2016

Forward-Looking Statements

In this annual report, all statements that are not purely historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or “Securities Act,” and Section 21E of the Securities Exchange Act of 1934, as amended, or “Exchange Act.”  Forward-looking statements may be identified by the words “believe,” “expect,” “anticipate,” “project,” “plan,” “estimate,” “intend,” and other similar expressions.  They include, for example, statements relating to our business and operating outlook; assessment of market conditions; and the growth potential of the industry in which we operate. Forward-looking statements are based on currently available business, economic, financial, and other information and reflect management’s current beliefs, expectations, and views with respect to future developments and their potential effects on us.  Actual results could vary materially depending on risks and uncertainties that may affect us and our business.  The following factors, among others, could cause actual results to differ from those set forth in the forward-looking statements: the impact of our bankruptcy filings and the related Chapter 11 bankruptcy process on our business, financial condition or results of operations; intense competition in the paper manufacturing industry; changes in the costs of raw materials and purchased energy; developments in alternative media, which are expected to adversely affect the demand for some of our key products, and the effectiveness of our responses to these developments; rising postal costs; any additional closure and other restructuring costs; negative publicity, even if unjustified; any failure to comply with environmental or other laws or regulations, even if inadvertent; legal proceedings or disputes; any labor disputes; and the potential risks and uncertainties described in Part I, Item 1A, “Risk Factors,” as such disclosures may be amended, supplemented or superseded from time to time by other reports we file with the Securities and Exchange Commission, including subsequent annual reports on Form 10-K and quarterly reports on Form 10-Q. We assume no obligation to update any forward-looking statement made in this annual report to reflect subsequent events or circumstances or actual outcomes.

Market and Industry Information

Market data and other statistical information used throughout this annual report are based on independent industry publications, government publications, reports by market research firms, or other published independent sources. Some data are also based on our good-faith estimates which are derived from our review of internal surveys, as well as the independent sources listed above.  Although we believe these sources are reliable, we have not independently verified the information.  Industry prices for coated paper provided in this annual report are, unless otherwise expressly noted, derived from RISI, Inc. data.  “North American” data included in this annual report that has been derived from RISI, Inc. only includes data from the United States and Canada.  Any reference to (a) grade No. 3, grade No. 4 and grade No. 5 coated paper relates to 60 lb. basis weight, 50 lb. basis weight and 34 lb. basis weight, respectively, (b) lightweight coated groundwood paper refers to groundwood paper grades that are a 36 lb. basis weight or less, and (c) ultra-lightweight coated groundwood paper refers to groundwood paper grades that are a 30 lb. basis weight or less.  The RISI, Inc. data included in this annual report has been derived from the following RISI, Inc. publications: RISI World Graphic Paper Forecast, February 2017 and RISI Paper Trader: A Monthly Monitor of the North American Graphic Paper Market, December 2016.

PART I

Item 1.  Business

In this report, the term “Verso” refers to Verso Corporation, which is the ultimate parent entity and the issuer of Class A common stock listed on the New York Stock Exchange.  Prior to the Internal Reorganization (as defined below under “-History”), Verso was the sole member of Verso Paper Finance Holdings One LLC, which was the sole member of Verso Paper Finance Holdings LLC, which was the sole member of Verso Paper Holdings LLC.  As used in this report, the term “Verso Finance” refers to Verso Paper Finance Holdings LLC; the term “Verso Holdings” refers to Verso Paper Holdings LLC; the term “NewPage” refers to NewPage Holdings Inc., which was an indirect, wholly owned subsidiary of Verso; the term “NewPage Corp” refers to NewPage Corporation, which was an indirect, wholly owned subsidiary of NewPage; and the term for any such entity includes its direct and indirect subsidiaries when referring to the entity’s consolidated financial condition or results.  Each of Verso Finance, Verso Holdings, NewPage and NewPage Corp were either merged into other subsidiaries of Verso, converted into limited liability corporations, and/or renamed in the Internal Reorganization and do not exist on and after the Internal Reorganization.  Unless otherwise noted, references to “the Company,” “we,” “us,” and “our” refer to Verso.

Overview

We are the leading North American producer of coated papers, which are used primarily in commercial print, magazines, catalogs, high-end advertising brochures and annual reports, among other media and marketing publications.  We produce a wide range of products, ranging from coated freesheet and coated groundwood, to specialty papers, to inkjet and digital paper, supercalendered papers, and uncoated freesheet.  We also produce and sell market kraft pulp, which is used to manufacture printing and writing paper grades and tissue products.

We operate fourteen paper machines at seven mills located in Maine, Maryland, Michigan, Minnesota, and Wisconsin, as of December 31, 2016.  The mills have an aggregate annual production capacity of approximately 3,155,000 tons of paper, including coated papers and specialty papers, and 290,000 tons of kraft pulp.

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

History

We began operations on August 1, 2006, when we acquired the assets and certain liabilities comprising the business of the Coated and Supercalendered Papers Division of International Paper. We were formed for the purpose of consummating the acquisition from International Paper. We completed our initial public offering of common stock on the New York Stock Exchange in May 2008. On January 7, 2015, we acquired NewPage Holdings, Inc., also a paper manufacturer, in a merger transaction.  The NewPage acquisition provided us with assets in a complementary geographic area, a broader portfolio of products, and strategic flexibility to reduce operating costs.  For more information on the NewPage acquisition, see Note 5 to our Audited Consolidated Financial Statements included elsewhere in this report.

On January 26, 2016, Verso and substantially all of its direct and indirect subsidiaries, or the “Debtors,” filed voluntary petitions for relief under Chapter 11 of Title 11 of the United States Code in the United States Bankruptcy Court for the District of Delaware, or the “Bankruptcy Code,” in the United States Bankruptcy Court for the District of Delaware, or the “Bankruptcy Court.” The chapter 11 cases, or the “Chapter 11 Cases,” were consolidated for procedural purposes only and administered jointly under the caption “In re: Verso Corporation, et al., Case No. 16-10163.” On June 23, 2016, the Bankruptcy Court entered an order confirming the Debtors’ First Modified Third Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code dated as of June 20, 2016, or the “Plan.” On July 15, 2016, or the “Effective Date,” the Plan became effective pursuant to its terms and the Debtors emerged from their Chapter 11 Cases.  As a result of the Plan, among other things, all of our common stock issued and outstanding immediately prior to the Effective Date was cancelled and our creditors existing immediately prior to the Effective Date received all of our newly issued common stock in exchange for the cancellation of all of our pre-petition indebtedness.

In accordance with the provisions of Financial Accounting Standards Board, or “FASB,” Accounting Standards Codification, or “ASC” 852, Reorganizations, the Debtors adopted fresh-start accounting upon emergence from the Chapter 11 Cases and became a new entity for financial reporting purposes as of July 15, 2016. Accordingly, the consolidated financial statements for the reporting entity subsequent to emergence from the Chapter 11 Cases, or the “Successor,” are not comparable to the consolidated financial statements for the reporting entity prior to emergence from the Chapter 11 Cases, or the “Predecessor.” For more information on the Chapter 11 Cases, including a detail of liabilities subject to compromise and reorganization items, net see Note 2 to our Consolidated Financial Statements included elsewhere in this report.

In December 2016, Verso Corporation completed a consolidation and reorganization of its subsidiaries, or the “Internal Reorganization.” The Internal Reorganization involved several separate, but related, actions consisting of mergers between subsidiaries to reduce their numbers, the conversion of corporate subsidiaries to limited liability companies, the re-domestication of subsidiaries under Delaware law to provide for a uniform and enlightened regulatory framework, the formation of new holding companies to create separate “branches” for Verso’s paper-making and energy operations, and name changes of subsidiaries to more appropriately reflect the nature of their assets and operations. Management believes that the Internal Reorganization will afford greater efficiency and reduced costs in the administration of its subsidiaries.

Verso Corporation was incorporated in 2006 in the state of Delaware.  Our principal executive offices are located at 6775 Lenox Center Court, Suite 400, Memphis, Tennessee 38115-4436.  Our telephone number is (901) 369-4100.  Our website address is www.versoco.com.  Information on or accessible through our website is not considered part of this annual report.

Industry

Based on 2016 sales, the size of the global coated paper industry is estimated to be approximately $33 billion, or 39 million tons of coated paper shipments, including approximately $5 billion, or 6 million tons of coated paper shipments, in North America.  Coated paper is used primarily in media and marketing applications, including catalogs, magazines, and commercial printing applications, which include high-end advertising brochures, annual reports, and direct mail advertising.  Demand is generally driven by North American advertising and print media trends, which in turn have historically been correlated with growth in Gross Domestic Product, or “GDP.” The coated paper industry has been facing a decline in demand. See “Item 1A. Risk Factors - Risks Relating to Our Business - The paper industry has been facing a long-term structural decline and our profitability has been adversely impacted by such decline.”

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

Within the paper industry, specialty papers are products which are given unique characteristic in their manufacture, converting or processing and that have properties suitable for special purposes, or custom engineered applications.  Specialty papers have unique functional properties, are usually produced in relatively small quantities for a specific product, function or end-use requirement.  Commercial and development activities rely largely on defining the unique characteristics of a product, in contrast with those of other producers.  We have focused on the following markets within the specialty papers arena:  label and converting, flexible packaging, and technical papers.  Based on our market research, we estimate the demand for specialty papers in all markets to be between 11 and 14 million tons globally.

Products

We manufacture printing papers, coated groundwood paper, a wide range of specialty papers, and supercalendered paper.  These paper grades are differentiated primarily by their respective brightness, weight, print quality, functionality, bulk, opacity, and strength.  We also produce and sell Northern Bleached Hardwood Kraft, or “NBHK,” pulp.

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

Printing papers.  Printing papers includes primarily coated freesheet paper and uncoated printing papers. Coated freesheet paper is made from bleached kraft pulp, which is produced using a chemical process to break apart wood fibers and dissolve impurities such as lignin.  The use of kraft pulp results in a bright, heavier-weight paper with excellent print qualities, which is well-suited for high-end commercial applications and premium magazines.  Coated freesheet contains primarily kraft pulp, with less than 10% mechanical pulp in its composition. Revenue from our printing paper sales represented approximately 57%, 56%, and 32% of our total revenues for fiscal years 2016, 2015, and 2014, respectively.

Coated groundwood paper.  Coated groundwood paper includes a fiber component produced through a mechanical pulping process.  The use of such fiber results in a bulkier and more opaque paper that is better suited for applications where lighter weights and/or higher stiffness are required, such as catalogs and magazines.  In addition to mechanical pulp, coated groundwood paper typically includes a kraft pulp component to improve brightness and print quality. Revenue from our coated groundwood paper sales represented approximately 12%, 14%, and 40% of our total revenues for fiscal years 2016, 2015, and 2014, respectively.

Specialty paper.  We offer customized product solutions for strategic accounts by producing paper grades with customer-specified weight, brightness and pulp mix characteristics, providing customers with cost benefits and/or brand differentiation. Our specialty papers portfolio focuses on functionality, printability, and innovative solutions to provide over 180 specialty paper grades from 15 lb. papers to 12 pt. board for use in an array of end use applications including label and converting, flexible packing, and technical papers. End uses range from beverage container labels, to oil and grease resistant food containers, to pressure sensitive labels and thermal printing papers. Revenue from our specialty paper sales represented approximately 21%, 19%, and 15% of our total revenues for fiscal years 2016, 2015, and 2014, respectively.

Supercalendered paper.  Supercalendered paper consists of groundwood fibers and a very high filler content but it does not receive a separate surface coating. Instead, the paper is passed through a supercalendering process in which alternating steel and filled rolls “iron” the paper, giving it a gloss and smoothness that makes it resemble coated paper. Supercalendered papers are primarily used for retail inserts, due to their relatively low price point. Revenue from our supercalendered paper sales represented approximately 6% and 5% of our total revenues for fiscal years 2016 and 2015, respectively. We did not have supercalendered paper sales in 2014.

Pulp.  We produce and sell NBHK pulp.  NBHK pulp is produced through the chemical kraft process using hardwoods. Hardwoods typically have shorter length fibers than softwoods and are used in a variety of end use applications.  Kraft describes pulp produced using a chemical process, whereby wood chips are combined with chemicals and steam to separate the wood fibers.  The fibers are then washed and pressure screened to remove the chemicals and lignin which originally held the fibers together.  Finally, the pulp is bleached to the necessary whiteness and brightness.  Kraft pulp is used in applications where brighter and whiter paper is required. We also offer de-inked pulp to help meet specific customer requirements. Revenue from our pulp sales represented approximately 4%, 6%, and 13% of our total revenues for fiscal years 2016, 2015, and 2014, respectively.

Manufacturing

We operate fourteen paper machines at seven mills located in Maine, Maryland, Michigan, Minnesota, and Wisconsin.  We believe our coated paper mills are among the most efficient and lowest cost coated paper mills in North America based on the cash cost of delivery to Chicago, Illinois.  We attribute our manufacturing efficiency, in part, to the significant historical investments made in our mills, our R-GAP manufacturing benchmarking and our cost improvement program. Our mills have a combined annual production capacity of 3,155,000 tons of paper, including coated papers and specialty papers, and 290,000 tons of kraft pulp.  Our facilities are strategically located within close proximity to major publication printing customers, which affords us the ability to more quickly and cost-effectively deliver our products.  The facilities also benefit from convenient and cost-effective access to northern softwood fiber, which is required for the production of lightweight and ultra-lightweight coated papers.

The following table provides key information about our mills:

Mill/Location	Product/Paper Grades	Paper Machines	Annual Production Capacity (in tons)
Duluth, Minnesota	Supercalendered paper	1	270,000
Escanaba, Michigan	Coated, specialty and uncoated paper	3	760,000
Jay (Androscoggin), Maine	Coated, specialty and uncoated paper	3 (1 Idled)	450,000
Luke, Maryland	Coated paper	2	500,000
Quinnesec, Michigan	Coated Freesheet	1	425,000
	Pulp		290,000
Stevens Point, Wisconsin	Specialty paper	2	190,000
Wickliffe, Kentucky (Closed)	Coated, specialty and uncoated paper	1 (Closed)	285,000	*
Wisconsin Rapids, Wisconsin	Coated paper	2	560,000
 * Wickliffe annual production capacity is not included in our total paper production capacity.

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

We utilize a manufacturing excellence program, called R-GAP, to take advantage of the financial opportunities that exist between the current or historical performance of our mills and the best performance possible given usual and normal constraints (i.e., configuration, geographical, and capital constraints).  Our continuous improvement process is designed to lower our cost position and enhance operating efficiency through reduced consumption of energy and material inputs, reduced spending on indirect costs, and improved productivity.  The program utilizes benchmarking data to identify improvement initiatives and establish performance targets.  Detailed action plans are used to monitor the execution of these initiatives and calculate the amount saved.  We also use multi-variable testing, lean manufacturing, center of excellence teams, source-of-loss initiatives, and best practice sharing to constantly improve our manufacturing processes and products. Since 2001, the Quinnesec mill, has been recognized in the Michigan Occupational Safety and Health Administration’s Voluntary Protection Program as a Star facility. The Michigan Voluntary Protection Program Star award is the state’s highest recognition for workplace safety programs and performance. Each year we develop and implement new efforts to continue our safety improvement and also share our successes through the mentoring aspects of this important program.

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

Chemicals.  Chemicals utilized in the manufacturing of coated papers include latex, clay, starch, calcium carbonate, caustic soda, sodium chlorate, and titanium dioxide.  We purchase these chemicals from a variety of suppliers and are not dependent on any single supplier to satisfy our chemical needs. Occasionally imbalances in supply and demand create volatility in prices for certain chemicals.

Energy.  In 2016, we produced approximately 54% of our energy needs for our paper mills from sources such as waste wood, waste water, hydroelectric facilities, liquid biomass from our pulping process, and internal energy cogeneration facilities.  Our external energy purchases vary across each of our mills and include fuel oil, natural gas, coal, and electricity.  Our overall energy expenditures are mitigated by our internal energy production capacity and ability to switch between certain energy sources. We also consider the use of derivative contracts as part of our risk management strategy to manage our exposure to market fluctuations in energy prices.

Sales, Marketing, and Distribution

We reach our end-users through several sales channels.  These include selling directly to end-users, through brokers, merchants, and printers.  We sell and market products to approximately 300 customers, which comprise approximately 1,700 end-user accounts.

Sales to End-Users.  In 2016, we sold approximately 32% of our paper products directly to end-users, most of which are catalog and magazine publishers.  These customers are typically large, sophisticated buyers who have the scale, resources, and expertise to procure paper directly from manufacturers.  Customers for our pulp products are mostly other paper manufacturers.

Sales to Brokers and Merchants.  Our largest indirect paper sales by volume are through brokers and merchants who resell the paper to end-users.  In 2016, our total sales to brokers and merchants represented approximately 48% of our total sales. Brokers typically act as an intermediary between paper manufacturers and smaller end-users who do not have the scale or resources to cost effectively procure paper directly from manufacturers.  The majority of the paper sold to brokers is resold to catalog publishers.  We work closely with brokers to achieve share targets in the catalog, magazine, and insert end-user segments through collaborative selling.

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

Sales to Printers.  In 2016, our total sales to printers represented approximately 20% of our total sales.  The majority of our sales were to the two largest publication printers in the United States.  Printers also effectively act as an intermediary between manufacturers and end-users in that they directly source paper for printing/converting and then resell it to their customers as a finished product.

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

Seasonality

We are exposed to fluctuations in quarterly net sales volumes and expenses due to seasonal factors.  These seasonal factors are common in the coated paper industry.  Our third quarter is generally our strongest quarter for volume and revenue, reflecting an increase in printing related to end-of-year magazines, increased end-of-year direct mailings, and holiday season catalogs.  Our working capital and accounts receivable generally peak in the third quarter, while inventory generally peaks in the second quarter in anticipation of the third quarter season.  We expect our seasonality trends to continue for the foreseeable future.

Customers

We participate in the printing papers, specialty papers, and pulp markets and have developed long-standing relationships with many premier customers in these areas. Our relationships with our ten largest customers average more than 20 years.  Our largest customer, Veritiv Corporation, accounted for approximately 20% of our net sales in 2016.  Our key customers in the printing papers arena include Condé Nast Publications, Central National-Gottesman, Quad/Graphics, Inc., RR Donnelley & Sons Company, Veritiv, and Clifford Paper, Inc. Verso’s key customers in the specialty papers market include Avery Dennison, Fort Dearborn, UPM Raflatac and American Packaging Corporation.

Research and Development

The primary function of our research and development efforts is to work with customers in developing and modifying products to accommodate their evolving needs and to identify cost-saving opportunities within our operations. Over the past several years, examples of our research and development efforts include innovative and performance-driven products for the flexible packaging, label, and specialty printing markets.

Intellectual Property

We have several patents and patent applications in the United States and various foreign countries.  These patents and patent applications generally relate to various paper manufacturing methods and equipment which may become commercially viable in the future.  We also have trademarks for our name, Verso®, as well as for our products such as Sterling®, Futura®, Anthem Plus®, Productolith®, Influence®, Liberty® and Voyager®.  In addition to the intellectual property that we own, we license a significant portion of the intellectual property used in our business on a perpetual, royalty-free, non-exclusive basis from International Paper.

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

Foreign competition in North America is affected by the exchange rate of the U.S. dollar relative to other currencies, especially the euro, market prices in North America and other markets, worldwide supply and demand, and the cost of ocean-going freight.

While our product offering is broad in terms of grades produced (from coated and uncoated Graphical grades, including web and sheeted products, to highly technical Specialty grades), our largest offering is in the Coated Freesheet category, with about two thirds in web form and one third in sheets.  This strategy is driven primarily by our alignment with the commercial print market, with a secondary focus on catalogs and magazines for our Coated Freesheet grades.  Our Specialty grades have each year become a larger portion of our overall shipments, and that growth is expected to continue.  As of December 31, 2016, our principal competitors include Resolute Forest Products, UPM-Kymmene Corporation, Catalyst Paper Corp. and Sappi Limited, all of which have North American operations.  UPM and Sappi are headquartered overseas and also have overseas manufacturing facilities. Catalyst is headquartered in Canada.

Employees
As of December 31, 2016, we had approximately 4,500 employees. Approximately 70% of our hourly workforce is represented by 16 local branches of the following unions: the United Steel, Paper and Forestry, Rubber, Manufacturing,

Energy, Allied Industrial and Services Workers International Union; the International Brotherhood of Electrical Workers; the Teamsters, Chauffeurs, Warehousemen and Helpers; the International Association of Machinists and Aerospace Workers; the Office & Professional Employees’ International Union; and the United Association of Journeyman and Apprentices of the Plumbing and Pipefitting Industry. All represented employees were covered by the Master Labor Agreement 2012–2016, dated as of December 21, 2012, covering wages and benefits; certain represented mills also had local agreements covering general work rules, until the expiration of the Master Labor Agreement in December of 2016. The parties continue to have a dialogue toward reaching a new agreement. In the interim, each of the represented sites has local agreements which govern wages and benefits, along with terms and conditions of employment on the local level. In the event the Master Labor Agreement is not renegotiated, management will bargain site by site as local agreements reach their respective expiration dates. We have not experienced any work stoppages during the past several years, and believe that we have a good relationship with our employees.

Environmental and Other Governmental Regulations

We are subject to a wide range of federal, state, regional, and local general and industry-specific environmental, health and safety laws and regulations, including the Federal Water Pollution Control Act of 1972, or “Clean Water Act,” the federal Clean Air Act, the federal Resource Conservation and Recovery Act, the Comprehensive Environmental Response, Compensation and Liability Act of 1980, or “CERCLA,” the federal Occupational Safety and Health Act, and analogous state and local laws.  Our operations also are subject to a regional regime designed to address climate change, the Regional Greenhouse Gas Initiative in the northeastern United States, and in the future we may be subject to additional federal, state, regional, local, or supranational legislation related to climate change and greenhouse gas controls.  Among our activities subject to environmental regulation are the emissions of air pollutants, discharges of wastewater and stormwater, operation of dams, storage, treatment, and disposal of materials and waste, and remediation of soil, surface water and ground water contamination.  Many environmental laws and regulations provide for substantial fines or penalties and criminal sanctions for any failure to comply.  In addition, failure to comply with these laws and regulations could result in the interruption of our operations and, in some cases, facility shutdowns.

Certain of these environmental laws, such as CERCLA and analogous state laws, provide for strict liability, and under certain circumstances joint and several liability, for investigation and remediation of the release of hazardous substances into the environment, including soil and groundwater.  These laws may apply to properties presently or formerly owned or operated by or presently or formerly under the charge, management or control of an entity or its predecessors, as well as to conditions at properties at which waste attributable to an entity or its predecessors was disposed.  Under these environmental laws, a current or previous owner or operator of real property or a party formerly or previously in charge, management or control of real property, and parties that generate or transport hazardous substances that are disposed of at real property, may be held liable for the cost to investigate or clean up that real property and for related damages to natural resources.  We handle and dispose of wastes arising from our mill operations, including disposal at on-site landfills.  We are required to maintain financial assurance (in the form of letters of credit and other similar instruments) for the expected cost of landfill closure and post-closure care.  We may be subject to liability, including liability for investigation and cleanup costs, if contamination is discovered at one of our current or former paper mills or another location where we have disposed of, or arranged for the disposal of, wastes.  We could be subject to potentially significant fines, penalties, criminal sanctions, plant shutdowns, or interruptions in operations for any failure to comply with applicable environmental, health and safety laws, regulations, and permits.

Compliance with environmental laws and regulations is a significant factor in our business.  We have made, and will continue to make, significant expenditures to comply with these requirements and our permits.  We incurred environmental capital expenditures of $4 million in 2016, $3 million in 2015, and zero in 2014, and we anticipate that environmental compliance will continue to require increased capital expenditures and operating expenses over time as environmental laws, regulations, or interpretations thereof, change or the nature of our operations requires us to make significant additional capital expenditures.

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
Risks Relating to our Business
Our recent emergence from bankruptcy may have an adverse impact on our operations going forward.
We emerged from bankruptcy on July 15, 2016. The full extent to which our bankruptcy will impact our business operations, reputation and relationships with our customers, employees, regulators and suppliers may not be known for some time. For example, we may experience a loss of confidence from our current and prospective suppliers, impacting our ability to timely obtain supplies at competitive prices, and we may have increased difficulty in retaining key personnel or recruiting additional qualified personnel. Any of these impacts on our business operations and relationships could have a material adverse effect on our financial condition and results of operations.

A new board of directors was appointed upon our emergence from our Chapter 11 Cases on July 15, 2016, our former Chairman and Chief Executive Officer retired on August 31, 2016, and a new President and Chief Executive Officer began on February 1, 2017. The transition to a new board of directors and new Chairman and Chief Executive Officer will be critical to our success.

Pursuant to our emergence from the Chapter 11 Cases, a new board of directors was appointed on the Effective Date. Half of our six new directors have not previously served on our board of directors and are expanding their knowledge of our operations and strategic plans. On August 31, 2016, Mr. Paterson retired as the Chairman of the Board and Chief Executive Officer of Verso. On January 12, 2017, Verso and B. Christopher DiSantis entered into an employment agreement, which resulted in Mr. DiSantis’ appointment as the Company’s President and Chief Executive Officer and a director effective February 1, 2017. The ability of our new directors and the new Chief Executive Officer to quickly expand their knowledge of our business plans, operations and strategies and our technologies will be critical to their ability to make informed decisions about our strategy and operations, particularly given the competitive environment in which our businesses operate and the need to quickly adjust to technological trends and advancements. If our board of directors and Chief Executive Officer are not sufficiently informed to make such decisions, our ability to compete effectively and profitably could be adversely affected.

Our financial condition and results of operations for periods after our emergence from bankruptcy on July 15, 2016 are not comparable to the financial condition and results of operations for periods prior to July 15, 2016.

On July 15, 2016, the Effective Date of our Plan, we adopted fresh-start reporting as a result of the reorganization as prescribed in accordance with generally accepted accounting principles in the United States of America and the provisions of FASB, ASC 852, Reorganizations. As required by fresh-start reporting, our assets and liabilities were recorded at fair value by allocating the reorganization value determined in connection with the plan of reorganization. Accordingly, our financial condition and results of operations from and after the Effective Date of our plan of reorganization are not comparable, in various material respects, to the financial condition and results of operations prior to the Effective Date of our Plan.

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

The coated paper industry faces a long-term, structural decline. From 2013 to 2016, demand for printing and writing paper in the United States fell by roughly 12%. U.S. demand for coated freesheet has declined 5% from 2013 to 2016. Similarly, U.S. demand for coated groundwood has declined 23% from 2013 to 2016. The demand for coated paper is expected to continue to steadily decline in the future, with market volumes in 2017 projected to be 3% below 2016 levels.

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
Competition could cause us to lower our prices or lose sales to competitors, either of which could have a material adverse effect on our business, financial condition, and results of operations. In addition, the following factors will affect our ability to compete:

•	product availability;

•	the quality of our products;

•	our breadth of product offerings;

•	our ability to maintain mill efficiencies and to achieve high operating rates;

•	manufacturing costs per ton;

•	customer service and our ability to distribute our products on time; and

•	the availability and/or cost of wood fiber, market pulp, chemicals, energy and other raw materials and labor.

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

Our largest customer, Veritiv Corporation accounted for approximately 20% of our net sales in 2016.  In 2016, our ten largest customers (including Veritiv Corporation) accounted for approximately 52% of our net sales.  The loss of, or reduction in orders from, any of these customers or other customers could have a material adverse effect on our business, financial condition, and results of operations, as could significant customer disputes regarding shipments, price, quality, or other matters.
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

We have limited ability to control the pricing of our products or pass through increases in our costs to our customers. Decreases in demand and prices, or increases in costs, for printing and writing paper could have a material adverse effect on our business, financial condition, and results of operations.

Our earnings are sensitive to price changes in coated paper.  Fluctuations in paper prices (and coated paper prices in particular) historically have had a direct effect on our net income (loss) and EBITDA for several reasons:

•
Market prices for paper products are a function of supply and demand, factors over which we have limited control.  We therefore have limited ability to control the pricing of our products.  Market prices of grade No. 3, 60 lb. basis weight paper, which is an industry benchmark for coated freesheet paper pricing, have fluctuated since 2000 from a high of $1,100 per ton to a low of $705 per ton.  In addition, market prices of grade No. 5, 34 lb. basis weight paper, which is an industry benchmark for coated groundwood paper pricing, have fluctuated between a high of $1,120 per ton to a low of $795 per ton over the same period.  Prices are expected to remain low in 2017.  Because market conditions determine the price for our paper products, the price for our products could fall below our cash production costs.

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
We may be required to record significant closure costs and long-lived asset impairment or accelerated depreciation charges.

We have responded to changing market dynamics by optimizing assets and streamlining our production. For example, in November 2016 we announced plans to temporarily idle the No. 3 paper machine at our Androscoggin Mill in Jay, Maine. If demand for our products continues to decline, or if the pace of decline accelerates, it may be necessary to curtail production even further, or permanently shut down certain machines and facilities. In addition to the potential loss of production, curtailments and shutdowns could result in asset impairments or accelerated depreciation and cash closure costs for the affected facilities, including restructuring charges and exit or disposal costs, which could negatively impact our cash flows and materially affect our results of operations and financial condition.

Losses related to the impairment of long-lived assets to be held and used are recognized when circumstances, such as continuing losses or demand declines in certain businesses, indicate the carrying value of an asset group may not be recoverable. When indicators that the carrying value of an asset group may not be recoverable are triggered, we evaluate the carrying value of the asset group in relation to its estimated undiscounted future cash flows. If the carrying value of an asset group is greater than the estimated undiscounted future cash flows to be generated by the asset group, an impairment charge is recognized based on the excess of the asset group’s carrying value over its fair value. If it is determined that the carrying value of an asset group is recoverable, we review and adjust, as necessary, the estimated useful lives of the assets in the group. If there were to be a triggering event, it is possible that we could record non-cash long-lived asset impairment or accelerated depreciation charges in future periods, which would be recorded as operating expenses and would directly and negatively impact our reported results of operations.
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

We may not realize certain projected synergies, productivity enhancements or improvements in costs, which could result in lower profitability for our business.

As part of our business strategy, we identify opportunities to improve profitability by reducing costs and enhancing productivity.  For example, through our continuous process improvement program, we have implemented focused programs to optimize material and energy sourcing and usage, reduce repair costs and control overhead.  We will continue to utilize the process improvement program to drive cost reductions and operating improvements in our mill system, and have targeted additional profitability enhancements in the next twelve months.  Our strategy assumes that increases in productivity through our continuous process improvement program, including through a more efficient manufacturing process or engineering design enhancements, will result in economies of scale, and global competitive sourcing of our materials will reduce our raw material and other costs.  Any synergies, cost savings or productivity enhancements that we expect to realize from such efforts may differ materially from our estimates.  In addition, any synergies, cost savings or productivity enhancements that we realize may be offset, in whole or in part, by reductions in pricing or volume, or through increases in other expenses, including raw material, energy or personnel.  We cannot assure you that these initiatives will be completed as anticipated or that the benefits we expect will be achieved on a timely basis or at all.

Currency fluctuations may adversely affect our competitive position and selling prices.

We compete with producers from around the world, particularly in North America. In addition to the impact of product supply and demand, changes in the relative strength or weakness of international currencies, particularly the U.S. dollar, can also affect international trade flows in certain products. A stronger U.S. dollar, as has been recently experienced, may attract imports, thereby increasing product supply and possibly creating downward pressure on prices. Conversely, a weaker U.S. dollar might encourage U.S. exports, thereby decreasing product supply and possibly creating upward pressure on prices.
Our business may suffer if we do not retain our senior management and other key personnel.

We are highly dependent on the continuing efforts of our senior management team and other key personnel. The loss of services of members of our senior management team and other key personnel could adversely affect our business until suitable replacements can be found. There may be a limited number of persons with the requisite skills to serve in these positions and we may be unable to locate or employ qualified personnel on acceptable terms. In addition, our future success requires us to continue to attract and retain competent personnel. Any failure to attract and retain key personnel could have a material adverse effect on our business and require the incurrence of substantial additional costs to recruit replacement personnel.
Work stoppages and slowdowns and legal action by our unionized employees may have a material adverse effect on our business, financial condition, and results of operations.
As of December 31, 2016, approximately 70% of our hourly workforce were represented by 16 local branches of the following unions: the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Services Workers International Union; the International Brotherhood of Electrical Workers; the Teamsters, Chauffeurs, Warehousemen and Helpers; the International Association of Machinists and Aerospace Workers; the Office & Professional Employees’ International Union; and the United Association of Journeyman and Apprentices of the Plumbing and Pipefitting Industry. All represented employees were covered by the Master Labor Agreement 2012-2016, dated as of December 21, 2012, covering wages benefits; certain represented mills also have local agreements covering general work rules, until the expiration of the Master Labor Agreement in December of 2016. The parties continue to have a dialogue toward reaching a new agreement. In the interim, each of the represented sites has local agreements which govern wages and benefits, along with terms and conditions of employment on the local level. In the event the Master Labor Agreement is not renegotiated, management will bargain site by site as local agreements reach their respective expiration dates. We may become subject to material cost increases as a result of action taken by the labor unions. This could increase expenses in absolute terms and/or as a percentage of net sales. In addition, although we believe we have a good relationship with our employees, work stoppages or other labor disturbances may occur in the future. Any of these factors could negatively affect our business, financial condition and results of operations.
Security breaches and other disruptions to our information technology infrastructure could interfere with our operations and could compromise our information and the information of our customers and suppliers, exposing us to liability which would cause our business and reputation to suffer.

In the ordinary course of business, we rely upon information technology networks and systems, some of which are managed by third parties, to process, transmit and store electronic information and to manage or support a variety of business processes and activities, including supply chain, manufacturing, distribution, invoicing, and collection of payments from customers. We use information technology systems to record, process and summarize financial information and results of operations for internal reporting purposes and to comply with regulatory financial reporting, legal and tax requirements. Additionally, we collect and store sensitive data, including intellectual property, proprietary business information, the propriety business information of our customers and suppliers, as well as personally identifiable information of our employees, in data centers and on information technology networks. The secure operation of these information technology networks and the processing and maintenance of this information is critical to our business operations and strategy. Despite security measures and disaster recovery plans, our information technology networks and infrastructure may be vulnerable to damage, disruptions or shutdowns due to attacks by hackers or breaches due to employee error or malfeasance, or other disruptions during the process of upgrading or replacing computer software or hardware, power outages, computer viruses, telecommunication or utility failures or natural disasters or other catastrophic events. The occurrence of any of these events could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability or regulatory penalties under laws protecting the privacy of personal information, disrupt operations, and damage our reputation, which could adversely affect our business, financial condition and results of operations.

We depend on third parties for certain transportation services.

We rely primarily on third parties for transportation of our products to our customers and transportation of our raw materials to us, in particular, by truck and train. If any third-party transportation provider fails to deliver our products in a timely manner, we may be unable to sell them at full value. Similarly, if any transportation provider fails to deliver raw materials to us in a timely manner, we may be unable to manufacture our products on a timely basis. Shipments of products and raw materials may be delayed due to weather conditions, strikes or other events. Any failure of a third-party transportation provider to deliver raw materials or products in a timely manner could harm our reputation, negatively impact our customer relationships and have a material adverse effect on our business, financial condition, and results of operations. In addition, our ability to deliver our products on a timely basis could be adversely affected by the lack of adequate availability of transportation services, especially rail capacity, whether because of work stoppages or otherwise. Furthermore, we may experience increases in the cost of our transportation services as a result of rising fuel costs and surcharges (primarily in diesel fuel). If we are not able to pass these increased costs through to our customers, they could have a material adverse effect on our business, financial condition, and results of operations.
We are subject to various environmental, health and safety laws and regulations that could impose substantial costs or other liabilities upon us and may have a material adverse effect on our business, financial condition, and results of operations.
We are subject to a wide range of federal, state, regional, and local general and industry-specific environmental, health and safety laws and regulations, including those relating to air emissions (including greenhouse gases and hazardous air pollutants), wastewater discharges, solid and hazardous waste management and disposal, site remediation and natural resources. Compliance with these laws and regulations, and permits issued thereunder, is a significant factor in our business and may be subject to the same or even increased scrutiny and enforcement actions by regulators. We have made, and will continue to make, significant expenditures to comply with these requirements and permits, which may impose increasingly more stringent standards over time as they are renewed or modified by the applicable governmental authorities. In addition, we handle and dispose of waste arising from our mill operations and operate a number of on-site landfills to handle that waste. We are required to maintain financial assurance (in the form of letters of credit and other similar instruments) for the projected cost of closure and post-closure care for these landfill operations. We could be subject to potentially significant fines, penalties, criminal sanctions, plant shutdowns, or interruptions in operations for any failure to comply with applicable environmental, health and safety laws, regulations and permits. Moreover, under certain environmental laws, a current or previous owner or operator of real property, and parties that generate or transport hazardous substances that are disposed of at real property, may be held liable for the full cost to investigate or clean up such real property and for related damages to natural resources. We may be subject to liability, including liability for investigation and cleanup costs, if contamination is discovered at one of our current or former paper mills, other properties or other locations where we have disposed of, or arranged for the disposal of, waste.
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
On January 31, 2013, the EPA published its “National Emissions Standards for Hazardous Air Pollutants for Major Sources: Industrial, Commercial and Institutional Boilers and Process Heaters.” The standards, which are technology-based standards that require the use of Maximum Achievable Control Technology or “MACT” for major sources to comply and are collectively referred to as the “Boiler MACT” rule, govern emissions of air toxics from boilers and process heaters at industrial facilities. Certain of our boilers are subject to the new standards, and we may be required to limit our emissions and/or install additional pollution controls.
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
In the past, we have pursued acquisitions to complement or expand our business, divestitures and other strategic transactions. Such future transactions are part of our general strategic objectives and may occur. If we identify an acquisition candidate, we may not be able to successfully negotiate or finance the acquisition or integrate the acquired businesses with our existing business and services. Future acquisitions could result in potentially dilutive issuances of equity securities and the incurrence of debt and contingent liabilities, amortization expenses and substantial goodwill. The negotiation of any transaction, its completion, and subsequent integration of any business acquired may be complex and time consuming, involve significant costs and may result in a distraction of management’s attention from on going business operations. We may be affected materially and adversely if we are unable to successfully integrate businesses that we acquire. Similarly, we may divest portions of our business, which may also have material and adverse effects.
Adverse developments in general business and economic conditions could have an adverse effect on the demand for our products, our financial condition and results of operations.

General economic conditions may adversely affect industrial non-durable goods production, consumer spending, commercial printing and advertising activity, and consumer confidence, all of which impact demand for our products. In addition, volatility in the capital and credit markets, which impacts interest and the availability of credit, could have a material adverse effect on our business, financial condition and results of operations. Furthermore, the recent presidential and congressional elections in the United States could result in significant changes in, and uncertainty with respect to, legislation, regulations and monetary, tax and trade policy, among other things. While it is not possible to predict whether and when any such changes will occur, changes at the local, state or federal level could significantly impact our business and the industry in which we compete.

We have a significant amount of debt outstanding and may incur additional debt in the future, which may adversely affect our financial condition and future financial results.

Our total indebtedness, at par, was $323 million as of December 31, 2016, and we had $157 million of additional borrowing availability under our Exit Credit Facilities. Our ability to make scheduled payments of the principal and interest or to refinance our indebtedness depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or dilutive.

It is also possible that we may incur additional indebtedness in the future in the ordinary course of business. If new debt is added to current debt levels, the risks described above could intensify. In addition, our high level of debt could have additional significant consequences, which include, but are not limited to, the following:

•	limiting our ability to obtain additional financing in the future for working capital, capital expenditures, or other general corporate purposes;

•	requiring a substantial portion of our cash flows to be dedicated to debt service payments instead of other purposes;

•	limiting our ability to refinance our indebtedness with acceptable terms;

•	placing us at a competitive advantage to competitors carrying less debt; and

•	making us more vulnerable to economic downturns and limiting our ability to withstand competitive pressure

We may be unable to maintain compliance with the financial maintenance or other covenants in our Exit Credit Facilities, which could result in an event of default under the credit agreement governing the Exit Credit Facilities that, if not cured or waived, would have a material adverse effect on our business, financial condition and results of operations.

Under the Exit ABL Facility, Verso Holdings is required to maintain a minimum fixed charge coverage ratio when the excess availability under such facility is less than the greater of (a) 10% of the lesser of (i) the borrowing base at such time and (ii) the aggregate amount of revolving facility commitments at such time or (b) $30 million. In addition, under the Exit Term Loan Facility, Verso Holdings is required to maintain a maximum total net leverage ratio as further described in the Exit Term Loan

Facility. The Exit Credit Facilities also contain certain covenants which, among other things, and subject to certain exceptions, restrict Verso Holdings’ and certain of its subsidiaries’ ability to incur additional debt or liens, pay dividends, repurchase equity interests, prepay other indebtedness, sell, transfer, lease or dispose of assets, and make investments in or merge with another company.

If Verso Holdings were to violate any of the covenants under the Exit ABL Facility or the Exit Term Loan Facility and were unable to obtain a waiver, it would be considered a default after the expiration of any applicable grace period. If Verso Holdings were in default under any Exit Credit Facility, then the lenders thereunder may exercise remedies under such Credit Facility in accordance with the terms thereof, including declaring all outstanding borrowings immediately due and payable. In addition, if Verso Holdings were in default under the Exit ABL Facility, no additional borrowings under the ABL Facility would be available until the default was waived or cured. This could adversely affect our operations and our ability to satisfy our obligations as they come due.

Restrictive covenants in the agreements governing our Exit Credit Facilities may restrict our ability to pursue our business strategies.

The Exit Credit Facilities limit our ability, among other things, to:

•	incur additional indebtedness

•	incur liens;

•	enter into sale and lease back transactions;

•	make investments;

•	make capital expenditures;

•	consolidate, merge, sell, or otherwise dispose of all or substantially all of our assets;

•	pay dividends or make other distributions or repurchase or redeem our stock;

•	enter into transactions with our affiliates;

•	engage or enter into any new lines of business;

•	prepay, redeem, or repurchase certain of our indebtedness; and

•	amend or modify certain provisions of our, and our subsidiaries’, organizational documents.

The Exit Credit Facilities also require us to comply with certain financial maintenance covenants as discussed above.

A breach of any of these restrictive covenants could result in a default under the instruments governing our Exit Credit Facilities. If a default occurs, the holders of these instruments may elect to declare all borrowings thereunder outstanding, together with accrued interest and other fees, to be immediately due and payable. The lenders under the Credit Facilities would also have the right in these circumstances to terminate any commitments they have to provide further borrowings. If we are unable to repay our indebtedness when due or declared due, the lenders thereunder will also have the right to proceed against the collateral pledged to them to secure the indebtedness. If such indebtedness were to be accelerated, our assets may not be sufficient to repay in full our secured indebtedness.

Risks Relating to Verso’s Common Stock
Our stock price may be volatile and stockholders may be unable to sell shares at or above the price at which they purchased them.

Since our emergence from bankruptcy on July 15, 2016, our stock price for our Class A Common Stock ranged from $4.37 per share to $13.60 per share. The market price of our Class A Common Stock may continue to be highly volatile and could be subject to wide fluctuations. In addition, the trading volume of our Class A Common Stock may fluctuate and cause significant price variations to occur. Volatility in the market price of our Class A Common Stock may prevent you from being able to sell your shares at or above the price you paid for your shares of Class A Common Stock. The market price for our Class A Common Stock could fluctuate significantly for various reasons, including:

•	our operating and financial performance and prospects

•	our quarterly or annual earnings or those of other companies in our industry

•	conditions that impact demand for our paper products

•	the public’s reaction to our press releases, other public announcements and filings with the SEC

•	changes in earnings estimates or recommendations by securities analysts who track our common stock

•	market and industry perception of our success, or lack thereof, in pursuing our growth strategy

•	strategic actions by us or our competitors, such as acquisitions or restructurings

•	changes in government regulations

•	arrival and departure of key personnel

•	changes in our capital structure

•	sales of common stock by us or members of our management team; and

•
changes in general market, economic and political conditions in the United States and global economies or financial markets, including those resulting from natural disasters, terrorist attacks, acts of war and responses to such events

The exercise of all or any number of outstanding Plan Warrants or the issuance of stock-based awards may dilute your holding of shares of our Class A Common Stock.

As of the date of filing this annual report on Form 10-K, we have outstanding (i) Plan Warrants to purchase 1,810,035 shares of our Class A Common Stock, and (ii) 290,538 restricted stock units. In addition, we have as of the date of this annual report on Form 10-K, 3,620,067 shares of Class A Common Stock reserved for future issuance under our Verso Corporation Performance Incentive Plan. The exercise of equity awards, including any stock options that we may grant in the future, and Plan Warrants, and the sale of shares of our Class A Common Stock underlying any such options or the Plan Warrants, could have an adverse effect on the market for our Class A Common Stock, including the price that an investor could obtain for their shares. Investors may experience dilution in the net tangible book value of their investment upon the exercise of the Plan Warrants and any stock options that may be granted or issued pursuant to the Verso Corporation Performance Incentive Plan in the future.

Our Amended and Restated Bylaws, our Amended and Restated Certificate of Incorporation and Delaware law contain provisions that could discourage another company from acquiring us and may prevent attempts by our stockholders to replace or remove our current management.

Provisions of our Amended and Restated Bylaws and Amended and Restated Certificate of Incorporation, which became effective on the Effective Date, and Delaware law may discourage, delay or prevent a merger or acquisition that stockholders may consider favorable, including transactions in which our stockholders might otherwise receive a premium for their shares. In addition, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace or remove our board of directors. These provisions include:

•	not providing for cumulative voting in the election of directors;

•	requiring at least a supermajority vote of our stockholders to amend our Amended and Restated Bylaws or certain provisions of our Amended and Restated Certificate of Incorporation;

•	establishing advance notice requirements for nominations for election to the board of directors or for proposing matters that can be acted on by stockholders at stockholder meetings;

•	prohibiting stockholder action by written consent; and

•	authorizing the issuance of “blank check” preferred stock without any need for action by stockholders

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

Our Amended and Restated Certificate of Incorporation designates the Court of Chancery of the State of Delaware as the exclusive forum for certain litigation that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us.

Our Amended and Restated Certificate of Incorporation provides that, unless we consent in writing to alternative forums, the Court of Chancery of the State of Delaware will be the exclusive forum for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed to us by our directors, officers, or stockholders, (iii) any action asserting a claim against us arising under the Delaware General Corporation Law or to which the Delaware General Corporation Law confers jurisdiction on the Court of Chancery of the State of Delaware, or (iv) any action asserting a claim governed by the internal affairs doctrine. We may consent in writing to alternative forums. By becoming a stockholder in Verso, you will be deemed to have notice of and have consented to these provisions of our Amended and Restated Certificate of Incorporation. This choice of forum provision in our Amended and Restated Certificate of Incorporation may limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us.

We currently do not plan to pay dividends on our Class A Common Stock and, consequentially, your only opportunity to achieve a return on your investment is if the price of our Class A Common Stock appreciates.

We do not anticipate paying any cash dividends on our Class A Common Stock for the foreseeable future. Any decision to pay dividends on our Class A Common Stock in the future will be at the discretion of our board of directors in light of conditions then existing, including factors such as our results of operations, financial condition and requirements, business condition, covenants under any applicable contractual arrangements, including our indebtedness.

Item 1B.  Unresolved Staff Comments

Not applicable.

Item 2.  Properties

We operate fourteen paper machines at seven mills located in Maine, Maryland, Michigan, Minnesota and Wisconsin with a total annual paper production capacity of approximately 3.2 million tons.

Our material facilities as of December 31, 2016, are shown in the following table:

Location	Use	Owned/Leased
Memphis, Tennessee	corporate office	leased
Miamisburg, Ohio	corporate office	leased
Jay (Androscoggin), Maine	paper mill/kraft pulp mill	owned
Duluth, Minnesota	paper mill	owned
Escanaba, Michigan	paper mill	owned
Luke, Maryland	paper mill, warehouse and converting	owned
Quinnesec, Michigan	paper mill/kraft pulp mill	owned
Stevens Point, Wisconsin	paper mill	owned
Wickliffe, Kentucky	paper mill	owned
Wisconsin Rapids, Wisconsin	paper mill, warehouse and converting	owned

Item 3.  Legal Proceedings

We are involved from time to time in legal proceedings incidental to the conduct of our business. We do not believe that any liability that may result from these proceedings will have a material adverse effect on our consolidated financial statements (also see Note 18 to our Consolidated Financial Statements included elsewhere in this report.)

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

In connection with the Company’s reorganization and emergence from bankruptcy, all shares of common stock outstanding prior to emergence were cancelled on July 15, 2016. On July 15, 2016, the Company’s new Class A common stock was listed on the New York Stock Exchange, or the “NYSE,” under the symbol “VRS,” and began trading on July 18, 2016.

The following table sets forth the high and low sales prices per share of our new Class A common stock, as reported by the NYSE, since July 18, 2016:

Price per share:	High	Low
2016
Third quarter (starting July 18, 2016)	$13.60	$5.55
Fourth quarter	7.51	4.37

Holders

As of February 28, 2017, there were 111 stockholders of record of our Class A common stock and 26 stockholders of record of our Class B common stock.

Dividends

We have not declared or paid any cash dividends on shares of our common stock during the years ended December 31, 2016 and 2015.  Any future determination relating to our dividend policy will be made at the discretion of our board of directors and will depend on then existing conditions, including our financial condition, results of operations, contractual restrictions, capital requirements, business prospects and other factors that our board of directors may deem relevant.  Our ability to pay dividends on our common stock is limited by the covenants in our Exit Credit Facilities, and may be further restricted by the terms of any of our future debt or preferred securities. See “Item 7. Management’s Discussion & Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Exit Credit Facilities” for a summary of our Exit Credit Facilities.

Issuer Repurchases of Equity Securities

There were no shares of restricted stock repurchased to meet participants’ tax withholding obligations during the fourth quarter of 2016.

Item 6.  Selected Financial Data

The following table presents our selected historical financial data as of and for the years ended December 31, 2012 (Predecessor) through 2015 (Predecessor), for the period from January 1, 2016 to July 14, 2016 (Predecessor) and for the period from July 15, 2016 to December 31, 2016 (Successor).  The following information is only a summary which has been derived from the Consolidated Financial Statements and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and their related notes, and the other financial information, included elsewhere in this annual report. Historical results are not indicative of future results.

	Predecessor					Successor
					January 1, 2016	July 15, 2016
					Through	Through
	Year Ended December 31,				July 14,	December 31,
(Dollars in millions except per share amounts)	2012	2013	2014	2015	2016	2016
Statement of Operations Data:
Net sales	$1,475	$1,389	$1,297	$3,122	$1,417	$1,224
Costs and expenses:
Cost of products sold - (exclusive of depreciation, amortization, and depletion)	1,273	1,179	1,176	2,727	1,249	1,098
Depreciation, amortization, and depletion	118	105	91	308	100	93
Selling, general, and administrative expenses	74	74	70	187	95	49
Restructuring charges	103	1	135	54	151	11
Other operating (income) loss(1)	(61)	(4)	—	1	(57)	8
Operating (loss) income	(32)	34	(175)	(155)	(121)	(35)
Interest expense	135	138	142	270	39	17
Other loss, net(2)	8	8	39	—	—	—
Loss before reorganization items, net	(175)	(112)	(356)	(425)	(160)	(52)
Reorganization items, net(3)	—	—	—	—	(1,338)	—
(Loss) income before income taxes	(175)	(112)	(356)	(425)	1,178	(52)
Income tax (benefit) expense	(1)	(1)	(3)	(3)	—	(20)
Net (loss) income	$(174)	$(111)	$(353)	$(422)	$1,178	$(32)
Per Share Data:
(Loss) earnings per share:
Basic	$(3.29)	$(2.09)	$(6.62)	$(5.19)	$14.39	$(0.93)
Diluted	(3.29)	(2.09)	(6.62)	(5.19)	14.39	(0.93)
Weighted average common shares outstanding (in thousands):
Basic	52,850	53,124	53,293	81,295	81,847	34,391
Diluted	52,850	53,124	53,293	81,295	81,847	34,391
Statement of Cash Flows Data:
Cash provided by (used in) operating activities	$12	$(27)	$(58)	$(266)	$25	$17
Cash (used in) provided by investing activities	(7)	(14)	(25)	111	29	(38)
Cash (used in) provided by financing activities	(38)	(9)	78	153	(11)	(20)
Other Financial and Operating Data:
EBITDA(4)	$78	$131	$(123)	$153	$1,317	$58
Capital expenditures	(60)	(41)	(42)	(64)	(31)	(42)
Total tons sold (in thousands)(5)	1,799	1,690	1,624	3,647	1,676	1,473
Balance Sheet Data:
Working capital(6)	$110	$63	$5	$371	$463	$412
Property, plant and equipment, net	793	743	531	1,857	1,180	1,132
Total assets	1,175	1,070	855	2,710	2,006	1,855
Total debt	1,223	1,220	1,304	2,879	310	293
Total (deficit) equity	(322)	(417)	(784)	(1,183)	675	770

(1)
Other operating income in 2012 (Predecessor) reflected insurance proceeds in excess of costs and property damages incurred, as we reached a final settlement agreement with our insurance provider for property and business losses resulting from the fire and explosion at the former Sartell mill. Other operating income for the period from January 1, 2016 to July 14, 2016 (Predecessor) primarily reflected the gain on sale of hydroelectric facilities in January 2016. Other operating expense for the period from July 15, 2016 to December 31, 2016 (Successor) primarily reflected on-going costs incurred for professional fees paid for bankruptcy related services such as legal and consulting.

(2)
Other loss, net in 2014 (Predecessor) reflected costs incurred in connection with the NewPage acquisition. Other loss, net in 2013 (Predecessor) and 2012 (Predecessor) reflected costs related to debt refinancing.

(3)
Reorganization items, net, in 2016 (Predecessor) represented expenses and income directly associated with the Predecessor’s bankruptcy filing on the Petition Date. This amount represents primarily a gain on settlement of liabilities subject to compromise of $1,992 million offset by a loss of $651 due to the revaluation of our assets and liabilities as part of the application of fresh-start accounting as of the Effective Date (see Note 2).

(4)
EBITDA consists of earnings before interest, taxes, depreciation/depletion, and amortization. Our use of EBITDA is further discussed in the “Reconciliation of Net Income (Loss) to Adjusted EBITDA” section of Item 7 herein. The following table reconciles net (loss) income to EBITDA for the periods presented:

	Predecessor					Successor
					January 1, 2016	July 15, 2016
					Through	Through
	Year Ended December 31,				July 14,	December 31,
(Dollars in millions)	2012	2013	2014	2015	2016	2016
Reconciliation of net (loss) income to EBITDA:
Net (loss) income	$(174)	$(111)	$(353)	$(422)	$1,178	$(32)
Income tax (benefit) expense	(1)	(1)	(3)	(3)	—	(20)
Interest expense, net	135	138	142	270	39	17
Depreciation, amortization, and depletion	118	105	91	308	100	93
EBITDA	$78	$131	$(123)	$153	$1,317	$58

(5)	See discussion of metric in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 herein.

(6)	Working capital is defined as current assets net of current liabilities, excluding the current portion of long-term debt.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are the leading North American producer of coated papers, which are used primarily in commercial print, magazines, catalogs, high-end advertising brochures and annual reports, among other media and marketing publications. We produce a wide range of products, ranging from coated freesheet and coated groundwood, to specialty papers, to inkjet and digital paper, supercalendered papers, and uncoated freesheet.  We also produce and sell market kraft pulp, which is used to manufacture printing and writing paper grades and tissue products.

We operate seven mills located in Maine, Maryland, Michigan, Minnesota, and Wisconsin with a total annual paper production capacity of approximately 3,155,000 tons of paper.

Background

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
In connection with the Chapter 11 Cases, Verso Finance, Verso Holdings and certain of its subsidiaries entered into the Verso DIP Facility for an aggregate principal amount of up to $100 million, and NewPage Corp and certain of its subsidiaries entered into the NewPage DIP ABL Facility for an aggregate principal amount of up to $325 million and the NewPage Term Loan DIP Facility for an aggregate principal amount of $350 million (see Note 9). The NewPage DIP Term Loan Facility consisted of $175 million of new money term loans and $175 million of roll up loans refinancing loans outstanding under the existing term loan facility of NewPage Corp outstanding on the Petition Date. The Verso DIP Facility, NewPage DIP ABL Facility and NewPage DIP Term Loan Facility are collectively referred to as the “DIP Facilities”.
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

•
The satisfaction in full of general unsecured claims in aggregate settlement totaling $3 million in cash (except with respect to general unsecured claims against Debtors that have only de minimis assets, which received no distributions under the Plan);

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
Pursuant to the Plan, on the Effective Date, the Company entered into a $375 million asset-based revolving credit facility or the “Exit ABL Facility, and a senior secured term loan agreement or the “Exit Term Loan Facility” that provides for term loan commitments of $220 million or collectively the “Exit Credit Facilities.” Further, Verso Holdings borrowed $340 million under the Exit Credit Facilities on the Effective Date, with available loan proceeds of approximately $318 million, consisting of (i) the borrowing of $120 million under the Exit ABL Facility and (ii) the borrowing of $198 million ($220 million net of Original Issue Discount) under the Exit Term Loan Facility. The proceeds of the borrowings on the Effective Date under the Credit Facilities were used (i) to repay outstanding indebtedness under the DIP Facilities, (ii) to pay outstanding allowed administrative expenses and allowed claims in accordance with the Plan, and (iii) to pay fees, costs and expenses related to and contemplated by the Exit Credit Facilities and emergence by Verso and its subsidiaries from the Chapter 11 Cases. As of December 31, 2016, the outstanding balance of the Exit ABL Facility is $112 million, with $78 million in letters of credit issued, and $157 million available for future borrowings.
Financial Reporting Under Reorganization
See Note 2 of our Consolidating Financial Statements for further discussion of financial reporting implications related to our Chapter 11 Cases, and emergence therefrom, including a detail of liabilities subject to compromise, reorganization items, net, and assets and liabilities recorded at fair value as of the fresh-start reporting date or Effective Date.
Capacity Reductions
On August 20, 2015, we announced plans to make production capacity reductions by idling the No. 1 pulp dryer and No. 2 paper machine at our mill in Androscoggin, Maine. On November 1, 2016, we announced plans to further reduce production capacity by temporarily idling the No. 3 paper machine at our Androscoggin, Maine facility.

On April 5, 2016, we announced that we will permanently close our paper mill located in Wickliffe, Kentucky, which has been idle since November 2015. The decision to close the mill resulted in restructuring charges of approximately $160 million for the year ended December 31, 2016. The associated Property, plant, and equipment were written down to salvage value resulting in a non-cash restructuring charge of $127 million.
NewPage Acquisition
On January 7, 2015, we completed the acquisition of NewPage and its subsidiaries through a merger of one of our wholly owned subsidiaries with and into NewPage, or the “NewPage acquisition.” At the time of the NewPage acquisition, NewPage and its subsidiaries were the largest coated paper producer in the United States and operated eight paper mills located in Kentucky, Maine, Maryland, Michigan, Minnesota and Wisconsin, while we operated three mills located in Maine and Michigan.

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

Management’s discussion and analysis of financial condition and results of operations compares the year ended December 31, 2016 to the year ended December 31, 2015. Presentation of the combined financial information of the Predecessor and Successor for the year ended December 31, 2016 is not in accordance with generally accepted accounting principles in the United States of America, or “GAAP.” However, we believe that for purposes of discussion and analysis in this annual report, the combined financial results are useful for management and investors to assess the Company’s ongoing financial and operational performance and trends.

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

We reach our end-users through several distribution channels, including commercial printers, paper merchants, brokers, converters, and direct sales to end-users. We sell and market our products to approximately 300 customers which comprise approximately 1,700 end-user accounts.  In 2016, our largest customer, Veritiv Corporation, accounted for approximately 20% of our net sales.

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

Critical Accounting Policies

Our accounting policies are fundamental to understanding management’s discussion and analysis of financial condition and results of operations.  Our Consolidated Financial Statements are prepared in conformity with GAAP and follow general practices within the industry in which we operate.  The preparation of the financial statements requires management to make certain judgments and assumptions in determining accounting estimates.  Accounting estimates are considered critical if the estimate requires management to make assumptions about matters that were highly uncertain at the time the accounting estimate was made, and different estimates reasonably could have been used in the current period, or changes in the accounting estimate are reasonably likely to occur from period to period, that would have a material impact on the presentation of our financial condition, changes in financial condition or results of operations.

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

On April 5, 2016, Verso announced that it would permanently close its paper mill located in Wickliffe, Kentucky, which had been idle since November 2015. The decision to close the mill resulted in restructuring charges of approximately $160 million for the year ended December 31, 2016. The associated Property, plant, and equipment were written down to salvage value resulting in a non-cash restructuring charge of $127 million.

In the third quarter of 2016, management concluded that actual operating results were lower than those projected in our plan of reorganization. Such circumstance constituted a triggering event requiring management to conduct a Step 1 impairment test. Based on the results of the Step 1 impairment test, we concluded that the undiscounted estimated future cash flows associated with the remaining long-lived assets exceeded their carrying value and no impairment was recorded.

In the third quarter of 2015, we also announced plans to make production capacity reductions at our Androscoggin and Wickliffe mills. As a result, we recognized $58 million of accelerated depreciation which is included in Depreciation, amortization and depletion in our accompanying Consolidated Statements of Operations for the year ended December 31, 2015. Given the capacity reductions, we conducted a Step 1 impairment test as of the announcement date and concluded that the undiscounted estimated future cash flows associated with the remaining long-lived assets exceeded their carrying value and no impairment was recorded.

Intangible assets primarily consist of trademarks, customer-related intangible assets and patents obtained through business acquisitions.  The Predecessor identified the following trademarks as intangible assets with an indefinite life: Influence®, Liberty®, and Advocate® and assessed indefinite-lived intangible assets in accordance with ASC 350, Intangibles - Goodwill and Other, at least annually for impairment or more frequently when events occurred or circumstances changed between annual tests that would have more likely than not reduced the fair value of the reporting unit below its carrying amount.

Trademarks of the Predecessor were evaluated by comparing their fair value to their carrying values.  During 2015, we completed our annual impairment test of indefinite lived intangibles and determined that there was no impairment as the fair value of intangibles exceeded their carrying value at December 31, 2015. In 2014, we determined that sufficient indicators of a potential impairment of our trademarks existed and we performed an interim analysis of our trademarks for impairment. As a result of our analysis, we determined that the carrying value of our trademarks exceeded their fair value, which was determined using a level 3 fair value measurement. This fair value determination was made using the income approach, which required us to estimate unobservable factors such as a royalty rate and discount rate and identify relevant projected revenue. We recognized an impairment charge of $6 million based on a projected reduction of revenues driven primarily by a decline in U.S. demand. The trademark impairment charges are included in Cost of products sold in our Consolidated Statement of Operations for the year ended December 31, 2014.

Pension and other postretirement benefit obligations. We have offered various pension and other postemployment and retirement benefits to certain employees.  The calculation of the obligations and related expenses under these plans requires the use of actuarial valuation methods and assumptions, including the expected long-term rate of return on plan assets, discount rates, increases in future medical cost, and mortality rates.  The table below shows assumptions used by us for the periods shown:

	Predecessor			Successor
	Year Ended	Year Ended	January 1, 2016	July 15, 2016
	December 31,	December 31,	Through	Through
	2014	2015	July 14, 2016	December 31, 2016
Weighted average assumptions used to determine benefit obligations as of end of period:
Discount rate	3.83%	4.17%	3.43%	3.99%
Weighted average assumptions used to determine net periodic pension cost for the period:
Discount rate	4.75%	3.98%	4.17%	3.43%
Expected long-term return on plan assets	6.50%	7.05%	6.75%	6.75%
We determine these actuarial assumptions, after consultation with our actuaries, on December 31 of each year to calculate liability information as of that date and pension and postretirement expense for the following year. The expected long-term rate of return on plan assets is based on projected rates of return for current and planned asset classes in the plan’s investment portfolio. The discount rate is generally based on the yield of high-quality corporate fixed-income investments.
Actuarial valuations and assumptions used in the determination of future values of plan assets and liabilities are subject to management judgment and may differ significantly if different assumptions are used. The following table highlights the sensitivity of our pension obligations and 2017 net periodic pension (income) expense to changes in these assumptions, assuming all other assumptions remain constant.

	Impact on 2017 Net Periodic	Impact on Pension
Change in Assumption	Pension (Income) Expense	Benefit Obligation
0.25 percentage point decrease in discount rate	Decrease $2 million	Increase $57 million
0.25 percentage point increase in discount rate	Decrease $3 million	Decrease $55 million
0.25 percentage point decrease in expected rate of return on assets	Increase $3 million
0.25 percentage point increase in expected rate of return on assets	Decrease $3 million

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

NewPage Acquisition. We accounted for the NewPage Acquisition in accordance with GAAP by recognizing and measuring the total consideration transferred to and the assets acquired and liabilities assumed at their estimated fair values. The allocation of the purchase price to the fair values of assets acquired and liabilities assumed in the NewPage acquisition included necessary adjustments to reflect the estimated fair values of NewPage’s assets and liabilities at the completion of the NewPage acquisition. The valuations reflected herein consist of appraisals, discounted cash flow analyses, or other appropriate valuation techniques to determine the fair value of the assets acquired and liabilities assumed.
Fresh Start Accounting. Upon the our emergence from the Chapter 11 Cases, we adopted fresh start accounting in accordance with the provisions of ASC 852, Reorganizations, which resulted in us becoming a new entity for financial reporting purposes. Upon adoption of fresh start accounting, our assets and liabilities were recorded at their fair values as of the Effective Date. The Effective Date fair values of our assets and liabilities differed materially from the recorded values of our assets and liabilities as reflected in our historical consolidated balance sheet. The effects of the Plan and the application of fresh start accounting were reflected in our consolidated financial statements as of July 14, 2016 and the related adjustments thereto were recorded in our consolidated statements of operations as reorganization items for the period January 1, to July 14, 2016 (Predecessor).
As a result, our consolidated balance sheets and consolidated statement of operations subsequent to the Effective Date are not comparable to our consolidated balance sheets and statements of operations prior to the Effective Date. Our consolidated financial statements and related footnotes are presented with a black line division which delineates the lack of comparability between amounts presented after July 14, 2016 and dates on or prior to July 14, 2016. Our financial results for future periods following the application of fresh start accounting will be different from historical trends and the differences may be material.

Recent Accounting Pronouncements

For a description of recently issued and adopted accounting pronouncements, including the respective dates of adoption and expected effects on our results of operations and financial condition, see Part II, Item 8, Note 3 of Notes to Consolidated Financial Statements, which is incorporated by reference in response to this item.

Financial Overview

In 2016, net sales decreased $481 million, or 15%, compared to 2015, which was primarily driven by a 14% decrease in total sales volume and a 2% reduction in price per ton. The decrease in volume and pricing were driven by general softening of demand for coated papers, our capacity reductions at our Androscoggin mill and the closure of the Wickliffe mill. In 2015, net sales increased 141%, or $1,825 million, as sales volume increased 125% compared to 2014, which was driven primarily by the NewPage acquisition offset by the sale of the Bucksport mill, an increase in offshore imports, and a decline in U.S. demand for coated papers. Our gross margin was 11% in 2016 compared to 13% in 2015, attributable mainly to a 14% decrease in sales volume in 2016.

During the period from January 1, 2016 through July 14, 2016 (predecessor), Verso reported a net income of $1,178 million, or $14.39 per diluted share, and an operating loss of $121 million. During the period from July 15, 2016 to December 31, 2016 (successor), Verso reported net loss of $32 million, or $0.93 per diluted share, and operating loss of $35 million.  Impacting the results for 2016 were Verso’s Chapter 11 Cases along with several restructuring events. In 2015, Verso reported a net loss of $422 million, or $5.19 per diluted share, and operating loss of $155 million.  Impacting the results for 2015 were the significant restructuring costs associated with the closure of our Bucksport mill and costs incurred in connection with the NewPage acquisition.

Results of Operations

The following tables set forth the historical results of operations of Verso for the periods indicated below.  The following discussion of our financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements and the related notes thereto included elsewhere in this annual report.

	Predecessor			Successor
	Year Ended	Year Ended	January 1, 2016	July 15, 2016
	December 31,	December 31,	Through	Through	12 Month
(Dollars in millions)	2014	2015	July 14, 2016	December 31, 2016	$ Change
Net sales	$1,297	$3,122	$1,417	$1,224	$(481)
Costs and expenses:
Cost of products sold (exclusive of depreciation, amortization and depletion)	1,176	2,727	1,249	1,098	(380)
Depreciation, amortization and depletion	91	308	100	93	(115)
Selling, general and administrative expenses	70	187	95	49	(43)
Restructuring charges	135	54	151	11	108
Other operating expense (income)	—	1	(57)	8	(50)
Operating (loss) income	(175)	(155)	(121)	(35)	(1)
Interest expense	142	270	39	17	(214)
Other loss, net	39	—	—	—	—
Loss before reorganization items, net	(356)	(425)	(160)	(52)	213
Reorganization items, net	—	—	(1,338)	—	(1,338)
(Loss) income before income taxes	(356)	(425)	1,178	(52)	1,551
Income tax benefit	(3)	(3)	—	(20)	(17)
Net (loss) income	$(353)	$(422)	$1,178	$(32)	1,568

2016 Compared to 2015

Net Sales. Net sales for the year ended December 31, 2016 decreased by approximately $481 million or 15% compared to the prior year. This decrease was attributable to a 14% decrease in total sales volume, from 3.6 million tons in 2015 to 3.1 million tons in 2016, and a 2% reduction in price from $856 per ton in 2015 to $839 per ton in 2016. The decrease in sales volume resulted in a $395 million decrease in revenue, while the reduced pricing resulted in an additional $86 million decrease in revenue. The decrease in volume and pricing were driven by general softening of demand for coated papers, our capacity reductions at our Androscoggin mill and the closure of the Wickliffe mill.

Cost of sales.  Cost of products sold, excluding depreciation, amortization, and depletion expenses, decreased $380 million, or 14%, in the year ended December 31, 2016, compared to the year ended December 31, 2015. Our gross margin, excluding depreciation, amortization, and depletion expenses, was 11.1% for the year ended December 31, 2016, compared to 12.7% for the year ended December 31, 2015, reflecting an incremental decrease of $101 million in gross margin. Gross margin was negatively impacted by the decrease in sales volume, work-in-process and inventory fair value adjustments associated with fresh-start accounting of $41 million, as well as by the effects of two accounting policy changes adopted in conjunction with fresh-start reporting.

Depreciation, amortization, and depletion. Depreciation, amortization, and depletion expenses decreased $115 million, or 37% from the prior year primarily attributable to the reduction in the fair value of our property, plant and equipment as a result of the adoption of fresh-start accounting.

Selling, general and administrative. Selling, general and administrative expenses for the year ended December 31, 2016 decreased $43 million, or 23%, compared to the prior period attributable to a change in accounting policy adopted in connection with fresh-start accounting. As described in Cost of products sold above, approximately $11 million of certain centralized costs related to manufacturing overhead previously recorded to Selling, general, and administrative expenses of the Predecessor are now recorded to Cost of products sold of the Successor. This decrease in Selling, general and administrative expenses for the year ended December 31, 2016 is partially offset by a $3 million increase related to the recognition of previously unrecognized stock compensation costs as all outstanding stock compensation of the Predecessor were cancelled upon emergence from the Chapter 11 Cases. As a percentage of sales, Selling, general and administrative was 5% for the year ended December 31, 2016 and 6% for the year ended December 31, 2015, respectively.

Restructuring charges.  Restructuring charges for the year ended December 31, 2016 increased $108 million, or 200%, from the prior year. Restructuring charges for the year ended December 31, 2016 were primarily attributable to non-cash fixed asset write-down charges of $127 million and $15 million of severance and benefit costs related primarily to the production capacity reductions and permanent closure of our Wickliffe mill. Restructuring charges for the year ended December 31, 2015, consisted primarily of $16 million of severance and benefit costs related primarily to the production capacity reductions at our Androscoggin and Wickliffe mills, $16 million of severance and benefit costs related to efforts to integrate the legacy Verso and NewPage operations, and $12 million of expenses related to the sale of the Bucksport mill.

Other operating (income) expense.  Other operating expense for the year ended December 31, 2016 increased $50 million, primarily attributable to the on-going costs incurred for professional fees paid for legal, consulting, and other bankruptcy related costs and service, partially offset by the sale of hydroelectric facilities in January 2016. There were no similar income, costs or charges during the year ended December 31, 2015.

Interest expense.  Interest expense for the year ended December 31, 2016 decreased $214 million, or 79%, compared to the prior year ended December 31, 2015, primarily due to the fact that we ceased recording interest expense as of January 26, 2016 on outstanding pre-petition debt classified as liabilities subject to compromise, or “LSTC.” Such interest on pre-petition debt was stayed by the Bankruptcy Court effective on the Petition Date. During the pendency of the bankruptcy, the Predecessor incurred interest expense on the DIP Facilities. During the period from the Effective Date through December 31, 2016, the Successor incurred interest expense on the outstanding balance of the Exit Credit Facilities.

Reorganization items, net. Reorganization items, net, which represent expenses and income directly associated with the Predecessor’s bankruptcy filing on January 26, 2016, resulted in a net gain of $1,338 million for the period from January 1, 2016 through July 14, 2016 (predecessor). This amount represents a gain on settlement of LSTC and the DIP Facilities of $1,992 million offset by a loss of $651 million due to the revaluation of our assets and liabilities as part of the application of fresh-start accounting as of the Effective Date. Additionally we recognized a gain of $81 million associated with the write-off of unamortized deferred financing costs related to pre-Petition Date debt. We also incurred $52 million of professional fees paid for legal, consulting, and other bankruptcy related costs and services.

Income Tax Benefit. Income tax benefit increased $17 million, or 567%, compared to the prior year ended December 31, 2015 for purposes of allocating the income tax benefit among the different components of income (for example continuing operations or other comprehensive income). When more than one component is present, it may be required to allocate income tax expense to one component and income tax benefit to another. In 2016, Verso allocated approximately $20 million of tax expense to other comprehensive income and recognizing a $20 million tax benefit in continuing operations.

2015 Compared to 2014

Net Sales. Net sales for the year ended December 31, 2015 increased 141% to $3,122 million from $1,297 million in the year ended December 31, 2014, which was driven primarily by the NewPage acquisition. Our sales increase was primarily driven by a 125% increase in total sales volume, from 1,624 thousand tons in 2014 to 3,647 thousand tons in 2015. The increase in volume, which was primarily due to the addition of sales resulting from NewPage acquisition, resulted in $1,675 million of additional revenue. The revenue increase associated with the increased volume was augmented by the impact of pricing and product mix improvements of $150 million, as the average sales price per ton increased from $798 to $856, for all of our products in the year ended December 31, 2015, compared to the year ended December 31, 2014. While we recognized pricing improvements in our paper segment, pricing resulted in a decrease in revenue for our pulp segment. When compared to 2014, sales, as adjusted to include the impact of the NewPage acquisition and the sale of the Bucksport mill, declined, on a year-over-year basis, reflecting an increase in offshore imports and a decline in U.S. demand for coated papers.

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

Selling, general and administrative. Selling, general and administrative expenses for the year ended December 31, 2015 increased $117 million, or 167%, from the prior year, primarily due to incremental expenses as a result of the NewPage acquisition. As a percentage of sales, selling, general and administrative expenses were 6% for the year ended December 31, 2015 and 5% for the year ended December 31, 2014, respectively. This increase was primarily attributable to transaction and integration costs related to the NewPage acquisition of $25 million during the year ended December 31, 2015, which are included in Selling, general and administrative expenses. Selling, general and administrative expenses are allocated to the paper and pulp segments based on relative sales volume.

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

Interest expense. Verso’s interest expense for the year ended December 31, 2015 was $270 million, compared to $142 million for the year ended December 31, 2014. The change in interest expense year-over-year reflects the additional debt issued in connection with the NewPage acquisition.

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

Because EBITDA and Adjusted EBITDA are not measurements determined in accordance with GAAP and are susceptible to varying calculations, EBITDA and Adjusted EBITDA, as presented, may not be comparable to similarly titled measures of other companies. You should consider our EBITDA and Adjusted EBITDA in addition to, and not as a substitute for, or superior to, our operating or net (loss) income or cash flows from operating activities, which are determined in accordance with GAAP.

The following table reconciles net (loss) income to EBITDA and Adjusted EBITDA for the periods presented:

	Predecessor			Successor
			January 1, 2016	July 15, 2016
			Through	Through
	Year Ended December 31,		July 14,	December 31,
(Dollars in millions)	2014	2015	2016	2016
Reconciliation of net (loss) income to Adjusted EBITDA:
Net (loss) income	$(353)	$(422)	$1,178	$(32)
Income tax (benefit) expense	(3)	(3)	—	(20)
Interest expense, net	142	270	39	17
Depreciation, amortization, and depletion	91	308	100	93
EBITDA	$(123)	$153	$1,317	$58
Adjustments to EBITDA:
Reorganization items, net (1)	—	—	(1,338)	—
Restructuring charges (2)	141	59	151	11
Fresh-start accounting adjustments (3)	—	—	3	46
Losses (gains) on disposal of assets (4)	—	6	(57)	2
Pre- and post-reorganization costs (5)	—	10	6	8
NewPage acquisition and integration-related costs/charges (6)	39	36	—	—
Other items, net (7)	27	5	13	8
Adjusted EBITDA	$84	$269	$95	$133
(1) Net gains associated with the Chapter 11 Cases.
(2) For 2016, charges are primarily associated with the closure of the Wickliffe mill, of which $137 million is non-cash. For 2015, charges represent severance and employee-related costs and other restructuring charges associated with the NewPage acquisition, the closure of the Bucksport mill and the capacity reductions at the Androscoggin and Wickliffe mills. For 2014, charges represent primarily the closure of the Bucksport mill.
(3) Non-cash charges related to the one-time impacts of adopting fresh-start accounting.
(4) Realized losses (gains) on the sale of assets, which are primarily attributable to the sale of hydroelectric facilities in January 2016.
(5) Costs incurred in connection with advisory and legal services related to planning for and emerging from the Chapter 11 Cases.
(6) Professional fees and other charges and integration costs incurred in connection with the NewPage acquisition, including one-time impacts of purchase accounting.
(7) Amortization of non-cash incentive compensation, unrealized losses (gains) on energy-related derivative contracts, and miscellaneous other non-recurring adjustments.

Seasonality

We are exposed to fluctuations in quarterly net sales volumes and expenses due to seasonal factors.  These seasonal factors are common in the coated paper industry.  Our third quarter is generally our strongest quarter for volume and revenue, reflecting an increase in printing related to end-of-year magazines, increased end-of-year direct mailings, and holiday season catalogs.  Our working capital and accounts receivable generally peak in the third quarter, while inventory generally peaks in the second quarter in anticipation of the third quarter season.  We expect our seasonality trends to continue for the foreseeable future.

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

As described in Note 2, Verso emerged from its Chapter 11 Cases on July 15, 2016. Pursuant to the Plan, on July 15, 2016, we entered into a $375 million Exit ABL Facility and a $220 million Exit Term Loan Facility. We borrowed $340 million under the Exit Credit Facilities on July 15, 2016, with available loan proceeds of approximately $318 million, consisting of $120 million of borrowings under the asset-based revolving credit facility and $198 million ($220 million net of Original Issue Discount) of borrowings under the term loan agreement. On July 15, 2016, we paid in full amounts outstanding under our DIP Facilities with proceeds from the Exit Credit Facilities. As of December 31, 2016, the outstanding balance of the Exit ABL Facility is $112 million, with $78 million in letters of credit issued, and $157 million available for future borrowings.
Our cash flows from operating, investing and financing activities, as reflected in the accompanying Consolidated Statements of Cash Flows, are summarized in the following table.

	Predecessor			Successor
	Year Ended	Year Ended	January 1, 2016	July 15, 2016
	December 31,	December 31,	Through	Through
(Dollars in millions)	2014	2015	July 14, 2016	December 31, 2016
Net cash (used in) provided by:
Operating activities	$(58)	$(266)	$25	$17
Investing activities	(25)	111	29	(38)
Financing activities	78	153	(11)	(20)
Net change in cash and cash equivalents	(5)	(2)	43	(41)

Operating activities. For the period from July 15 through December 31, 2016 (Successor), our net cash provided by operating activities of $17 million reflects a net loss of $32 million, adjusted noncash postretirement gain of $25 million, deferred taxes of $20 million, and offset by noncash depreciation, amortization, and accretion of $96 million and cash provided by changes in working capital of $19 million.  For the period from January 1, 2016 through July 14, 2016 (Predecessor), Verso’s net cash provided by operating activities of $25 million reflects a net income of $1,178 million adjusted for noncash reorganization items and fresh-start accounting adjustments of $1,390 million, noncash restructuring charges of $137 million, noncash depreciation, amortization, and accretion and asset impairment charges of $101 million and cash provided by changes in working capital of $39 million.

Verso’s net cash used in operating activities of $266 million in 2015 reflected a net loss of $422 million offset for noncash depreciation, amortization, depletion, and accretion and asset impairment charges totaling $330 million and noncash restructuring charges of $7 million, and a decrease in cash used by changes in working capital of $108 million.  In 2014, Verso’s net cash used in operating activities of $58 million reflected a net loss of $353 million adjusted for noncash depreciation, amortization, depletion, and accretion and asset impairment totaling $209 million and an increase in cash used by changes in working capital of $82 million, which was primarily due to an increase in accrued liabilities.

Investing activities.  For the period from July 2016 through December 31, 2016 (Successor), Verso’s net cash used in investing activities of $38 million consisted primarily of $42 million for capital expenditures. For the period from January 1, 2016 through July 14, 2016 (Predecessor), Verso’s net cash provided by investing activities of $29 million consisted primarily of $63 million of proceeds from the sale of certain hydroelectric generation facilities and related assets, partially offset by $31 million of capital expenditures.

In 2015, Verso’s net cash provided by investing activities of $111 million reflected cash acquired in the NewPage acquisition of $128 million as well as proceeds from sale of assets of $51 million including the sale of the Bucksport mill, partially offset by capital expenditures of $64 million. This compares to net cash used in investing activities of $25 million in 2014, which reflected $42 million in capital expenditures, partially offset by other investing cash inflows of $15 million, primarily consisting of a deposit received from the buyer of the Bucksport mill.

Financing activities. In the period from July 15 to December 31, 2016 (Successor), net cash used in financing activities of $20 million resulted primarily from net payments of $8 million on the Exit ABL Facility and $9 million on other long-term debt. In the period from January 1 to July 14, 2016 (Predecessor), net cash used in financing activities of $11 million resulted primarily from net payments on pre-petition revolving credit facilities of $299 million, $30 million of debt issuance costs, partially offset by proceeds from the Exit ABL Facility of $120 million and proceeds net of original issue discount of the Exit Term Loan Facility of $198 million.

During the year ended December 31, 2015, net cash provided by financing activities was $153 million, and resulted primarily from net borrowings on our pre-petition revolving credit facilities. During the year ended December 31, 2014, Verso’s net cash provided by financing activities of $78 million consisted primarily from net borrowings on our revolving credit facilities partially offset by payments on the Second Priority Senior Secured Floating Rates Notes which matured in August 2014.

DIP Financing. In connection with the Chapter 11 Cases, Verso Finance, Verso Holdings and certain of its subsidiaries entered into the Verso DIP Facility in an aggregate principal amount of up to $100 million, and NewPage Corp and certain of its subsidiaries entered into the NewPage DIP ABL Facility in an aggregate principal amount of up to $325 million and the NewPage DIP Term Loan Facility in an aggregate principal amount of $350 million. The NewPage DIP Term Loan Facility consisted of $175 million of new money term loans and $175 million of “rolled up” loans refinancing loans outstanding under the existing term loan facility of NewPage Corp outstanding on the Petition Date (i.e., such loans were deemed to become loans under the NewPage DIP Term Loan Facility). On January 28, 2016, up to $550 million in loans under the DIP Facilities became available for borrowing following the entry of an order by the Bankruptcy Court approving the DIP Facilities on an interim basis on January 27, 2016. The Bankruptcy Court entered orders approving the DIP Facilities on a final basis on March 2, 2016. The issuers and guarantors of the Verso DIP Facility did not guarantee the obligations under the NewPage DIP Facilities, and the borrower and the guarantors under the NewPage DIP Facilities did not guarantee the obligations under the Verso DIP Facility. The DIP Facilities matured on July 15, 2016 in connection with our emergence from our Chapter 11 Cases and were repaid in full using proceeds from the Exit Credit Facilities entered into on the Effective Date.

Exit Credit Facilities. On the Effective Date, pursuant to the terms of Plan, Verso Holdings entered into a $375 million Exit ABL Facility and an Exit Term Loan Facility that provides for term loan commitments of $220 million with loan proceeds of $198 million after the deduction of the original issue discount of $22 million.

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

The Exit ABL Facility will mature on July 14, 2021. The outstanding borrowings under the Exit ABL Facility bear interest at a per annum rate equal to, at the option of Verso Holdings, either (i) a customary London interbank offered rate, or “LIBOR,” plus an applicable margin ranging from 1.25% to 2.00% or (ii) a customary base rate plus an applicable margin ranging from 0.25% to 1.00%, determined based upon the average excess availability under the Exit ABL Facility. Verso Holdings is also required to pay a commitment fee for the unused portion of the Exit ABL Facility, which ranges from 0.25% to 0.375% per annum, based upon the average revolver usage under the Exit ABL Facility. Verso Holdings has the right to prepay loans under the Exit ABL Facility at any time without a prepayment penalty, other than customary “breakage” costs with respect to eurocurrency loans. As of December 31, 2016, the outstanding balance of the Exit ABL Facility is $112 million, with $78 million in letters of credit issued, and $157 million available for future borrowings.

The Exit Term Loan Facility will mature on October 14, 2021. The outstanding borrowings under the Exit Term Loan Facility bear interest at a rate equal to, at the option of Verso Holdings, either (i) LIBOR (subject to a floor of 1%) plus 11% or (ii) a customary base rate plus 10%. With respect to LIBOR denominated loans under the Exit Credit Facilities, Verso Holdings may elect an interest period of one, two, three or six months or such other period subject to the terms of the Exit Credit Facilities. The term loans provided under the Exit Term Loan Facility are subject to quarterly principal amortization payments in an amount equal to the greater of (a) 2.00% of the initial principal amount of the term loans or (b) the excess cash flow in respect of such quarter as further described under the Exit Term Loan Facility; however, if the liquidity, as defined in the Exit Term Loan Facility, of Verso Holdings is less than $75 million at any time during the 90-day period following the due date of such quarterly amortization payment or excess cash flow payment date, then the portion of such amortization amount that results in such liquidity being less than $75 million will not be payable by Verso Holdings, as further described in the Exit Term Loan Facility. Per the described quarterly principal amortization, installments due are $4 million (subject to increase depending on excess cash flow) for each quarter ending in 2016 through 2021 with the remaining balance due on October 14, 2021. Any voluntary prepayment by Verso Holdings of the term loans under the Exit Term Loan Facility will be subject to customary “breakage” costs with respect to eurocurrency loans and a 2% call premium until July 14, 2018, and a 1% call premium after July 15, 2018, but before July 14, 2020, and thereafter no call premium will apply to any voluntary prepayment of term loans. Such call premium may also apply to certain repricing amendments of the Exit Term Loan Facility as further described therein.

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
The Exit ABL Facility contains financial covenants requiring us, among other things, to maintain a minimum fixed charge coverage ratio in certain circumstances and a maximum total net leverage ratio. The Exit Credit Facilities also contain restrictions, among other things and subject to certain exceptions, on our ability to incur debt or liens, pay dividends, repurchase equity interest, prepay indebtedness, sell or dispose of assets, and make investments in or merge with another company.

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
As of December 31, 2016, we were in compliance with the covenants in our Exit Credit Facilities.

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

We reach our end-users through several channels, including printers, brokers, paper merchants, and direct sales to end-users.  We sell and market our products to approximately 300 customers. During 2016, our largest customer, Veritiv Corporation, accounted for approximately 20% of our total net sales.

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

Our Exit ABL Facility and Exit Term Loan Facility each bear interest at a variable rate based on LIBOR or a customary base rate, in each case plus an applicable margin. Our Exit Term Loan Facility had a LIBOR floor of 1%. Assuming the principal amount outstanding under the Exit ABL Facility remains unchanged as of December 31, 2016, and the Exit Term Loan Facility interest remains at or above the LIBOR floor, a 100 basis point increase in quoted interest rates on our outstanding floating-rate debt as of December 31, 2016, would have increased annual interest expense by approximately $3 million.  While we may enter into agreements limiting our exposure to higher interest rates, any such agreements may not offer complete protection from this risk.

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

Chemicals.  Chemicals utilized in the manufacturing of coated papers include latex, clay, starch, calcium carbonate, caustic soda, sodium chlorate, and titanium dioxide.  We purchase these chemicals from a variety of suppliers and are not dependent on any single supplier to satisfy our chemical needs. Occasionally imbalances in supply and demand create volatility in prices for certain chemicals.

Energy.  In 2016, we produced approximately 54% of our energy needs for our paper mills from sources such as waste wood, waste water, hydroelectric facilities, liquid biomass from our pulping process, and internal energy cogeneration facilities.  Our external energy purchases vary across each of our mills and include fuel oil, natural gas, coal, and electricity.  Our overall energy expenditures are mitigated by our internal energy production capacity and ability to switch between certain energy sources. We also consider the use of derivative contracts as part of our risk management strategy to manage our exposure to market fluctuations in energy prices.

Off-Balance Sheet Arrangements

None.

Item 8. Financial Statements and Supplementary Data

Verso Corporation
Consolidated Financial Statements

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of Verso Corporation‘s internal control over financial reporting as of December 31, 2016, based upon the guidelines established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Verso Corporation‘s internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America.

Based on the results of our evaluation, our management concluded that Verso Corporation‘s internal control over financial reporting was effective as of December 31, 2016. We reviewed the results of management’s assessment with our Audit Committee.

REPORT OF DELOITTE & TOUCHE LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM, ON CONSOLIDATED FINANCIAL STATEMENTS

To the Board of Directors and Stockholders of Verso Corporation:

We have audited the accompanying consolidated balance sheets of Verso Corporation and its subsidiaries (the "Company") as of December 31, 2016 (Successor Company balance sheet) and 2015 (Predecessor Company balance sheet), and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows for the period July 15, 2016 through December 31, 2016 (Successor Company operations) and the period January 1, 2016 through July 14, 2016, and for each of the two years in the period ended December 31, 2015 (Predecessor Company operations). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

As discussed in Note 2 to the consolidated financial statements, on June 23, 2016, the Bankruptcy Court entered an order confirming the plan of reorganization which became effective on July 15, 2016. Accordingly, the accompanying financial statements have been prepared in conformity with Accounting Standards Codification 852, Reorganizations, for the Successor Company as a new entity with assets, liabilities, and a capital structure having carrying values not comparable with prior periods as described in Note 2 to the financial statements.

In our opinion, the Successor Company consolidated financial statements present fairly, in all material respects, the financial position of Verso Corporation and its subsidiaries as of December 31, 2016, and the results of their operations and their cash flows for the period July 15, 2016 through December 31, 2016, in conformity with accounting principles generally accepted in the United States of America. Further, in our opinion, the Predecessor Company consolidated financial statements referred to above present fairly, in all material respects, the financial position of the predecessor to Verso Corporation and its subsidiaries as of December 31, 2015, and the results of their operations and their cash flows for the period January 1, 2016 through July 14, 2016, and for each of the two years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

Memphis, Tennessee
March 17, 2017

VERSO CORPORATION
CONSOLIDATED BALANCE SHEETS

	Predecessor	Successor
	December 31,	December 31,
(Dollars in millions)	2015	2016
ASSETS
Current assets:
Cash and cash equivalents	$4	$6
Accounts receivable, net	226	194
Inventories, net	484	445
Assets held for sale	5	—
Prepaid expenses and other assets	32	20
Total current assets	751	665
Property, plant, and equipment, net	1,857	1,132
Intangibles and other assets, net	102	58
Total assets	$2,710	$1,855
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$113	$105
Accrued liabilities	267	148
Current maturities of long-term debt	2,879	28
Total current liabilities	3,259	281
Long-term debt	—	265
Pension benefit obligation	528	491
Other liabilities	106	48
Total liabilities	3,893	1,085
Commitments and contingencies (Note 18)	—	—
Equity:
Predecessor preferred stock -- par value $0.01 (20,000,000 shares authorized, no shares issued)	—	—
Successor preferred stock -- par value $0.01 (50,000,000 shares authorized, no shares issued)	—	—
Predecessor common stock -- par value $0.01 (250,000,000 shares authorized with 82,115,543 shares issued and 81,874,254 outstanding on December 31, 2015)	1	—
Successor common stock -- par value $0.01 (210,000,000 Class A shares authorized with 33,366,784 shares issued and outstanding on December 31, 2016; 40,000,000 Class B shares authorized with 1,023,859 shares issued and outstanding on December 31, 2016)	—	—
Treasury stock -- at cost (241,289 shares on December 31, 2015 and no shares on December 31, 2016)	(1)	—
Predecessor Paid-in-capital	321	—
Successor Paid-in-capital (including Warrants of $10 million)	—	675
Retained deficit	(1,402)	(32)
Accumulated other comprehensive (loss) income	(102)	127
Total (deficit) equity	(1,183)	770
Total liabilities and equity	$2,710	$1,855

See notes to Consolidated Financial Statements.

VERSO CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Predecessor			Successor
	Year Ended	Year Ended	January 1, 2016	July 15, 2016
	December 31,	December 31,	Through	Through
(Dollars in millions, except per share amounts)	2014	2015	July 14, 2016	December 31, 2016
Net sales	$1,297	$3,122	$1,417	$1,224
Costs and expenses:
Cost of products sold (exclusive of depreciation, amortization and depletion)	1,176	2,727	1,249	1,098
Depreciation, amortization and depletion	91	308	100	93
Selling, general and administrative expenses	70	187	95	49
Restructuring charges	135	54	151	11
Other operating expense (income)	—	1	(57)	8
Operating (loss) income	(175)	(155)	(121)	(35)
Interest expense	142	270	39	17
Other loss, net	39	—	—	—
Loss before reorganization items, net	(356)	(425)	(160)	(52)
Reorganization items, net	—	—	(1,338)	—
(Loss) income before income taxes	(356)	(425)	1,178	(52)
Income tax benefit	(3)	(3)	—	(20)
Net (loss) income	$(353)	$(422)	$1,178	$(32)
(Loss) Earnings per common share:
Basic	$(6.62)	$(5.19)	$14.39	$(0.93)
Diluted	(6.62)	(5.19)	14.39	(0.93)
Weighted average common shares outstanding (in thousands):
Basic	53,293	81,295	81,847	34,391
Diluted	53,293	81,295	81,847	34,391

See notes to Consolidated Financial Statements.

VERSO CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Predecessor			Successor
	Year Ended	Year Ended	January 1, 2016	July 15, 2016
	December 31,	December 31,	Through	Through
(Dollars in millions)	2014	2015	July 14, 2016	December 31, 2016
Net (loss) income	$(353)	$(422)	$1,178	$(32)
Other comprehensive (loss) income:
Defined benefit pension plan:
Pension liability adjustment, net	(17)	(78)	—	127
Amortization of net loss and prior service cost	1	3	1	—
Other comprehensive (loss) income	(16)	(75)	1	127
Comprehensive (loss) income	$(369)	$(497)	$1,179	$95

See notes to Consolidated Financial Statements.

VERSO CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Class A		Class B (Successor)
(Dollars in millions, shares in thousands)	Common Shares	Common Stock	Common Shares	Common Stock	Treasury Shares	Treasury Stock	Paid-in- Capital	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity (Deficit)
Balance - December 31, 2013 - Predecessor	53,247	$1			(74)	$—	$220	$(627)	$(11)	$(417)
Net loss	—	—			—	—	—	(353)	—	(353)
Other comprehensive income	—	—			—	—	—	—	(16)	(16)
Treasury shares acquired	—	—			(24)	—	—	—	—	—
Stock options exercise	42	—			—	—	—	—	—	—
Common stock issued for restricted stock, net	146	—			—	—	—	—	—	—
Equity award expense	—	—			—	—	2	—	—	2
Balance - December 31, 2014 - Predecessor	53,435	1			(98)	—	222	(980)	(27)	(784)
Net loss	—	—			—	—	—	(422)	—	(422)
Other comprehensive loss	—	—			—	—	—	—	(75)	(75)
Treasury shares acquired	—	—			(143)	(1)	—	—	—	(1)
Stock option exercise	14	—			—	—	—	—	—	—
Common stock issued for restricted stock, net	357	—			—	—	—	—	—	—
Stock issued for NewPage acquisition	13,607	—			—	—	46	—	—	46
Stock issued for convertible warrants	14,702	—			—	—	50	—	—	50
Equity award expense	—	—			—	—	3	—	—	3
Balance - December 31, 2015 - Predecessor	82,115	1			(241)	(1)	321	(1,402)	(102)	(1,183)
Net income for the period January 1 to July 14	—	—			—	—	—	1,178	—	1,178
Other comprehensive loss	—	—			—	—	—	—	1	1
Treasury shares acquired	—	—			(52)	—	—	—	—	—
Equity award expense	—	—			—	—	4	—	—	4
Cancellation of Predecessor common stock	(82,115)	(1)			293	1	—	—	—	—
Elimination of Predecessor additional paid-in-capital, accumulated deficit, and accumulated other comprehensive loss	—	—			—	—	(325)	224	101	—
Issuance of Successor common stock and stock purchase warrants	33,367	—	1,024	—	—	—	675	—	—	675
Balance - July 14, 2016 - Predecessor	33,367	$—	1,024	$—	—	$—	$675	$—	$—	$675

Balance - July 14, 2016 - Successor	33,367	$—	1,024	$—	—	$—	$675	$—	$—	$675
Net loss for the period July 15, 2016 to December 31, 2016	—	—	—	—	—	—	—	(32)	—	(32)
Other comprehensive income, net	—	—	—	—	—	—	—	—	127	127
Balance - December 31, 2016 - Successor	33,367	$—	1,024	$—	—	$—	$675	$(32)	$127	$770

See notes to Consolidated Financial Statements.

VERSO CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Predecessor			Successor
	Year Ended	Year Ended	January 1, 2016	July 15, 2016
	December 31,	December 31,	Through	Through
(Dollars in millions)	2014	2015	July 14, 2016	December 31, 2016
Cash Flows From Operating Activities:
Net (loss) income	$(353)	$(422)	1,178	(32)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation, amortization, and depletion	91	308	100	93
Noncash restructuring charges	103	7	137	—
Reorganization items and fresh-start reporting adjustments, net	—	—	(1,390)	—
Noncash postretirement gain	—	(3)	—	(25)
Periodic pension expense (income)	8	(1)	6	—
Pension plan contributions	(8)	(28)	(16)	(10)
Amortization of debt issuance cost and discount	9	9	1	3
Equity award expense	2	3	4	—
Loss (gain) on disposal of assets	—	7	(57)	2
Deferred taxes	(2)	4	—	(20)
Trademark impairment	6	—	—	—
Other, net	17	(9)	28	—
Changes in assets and liabilities (net of assets and liabilities acquired):
Accounts receivable, net	17	24	26	4
Inventories, net	17	15	(28)	44
Prepaid expenses and other assets	(15)	(15)	10	7
Accounts payable	(22)	(91)	68	(40)
Accrued liabilities	72	(74)	(42)	(9)
Net cash (used in) provided by operating activities	(58)	(266)	25	17
Cash Flows From Investing Activities:
Proceeds from sale of assets	1	51	63	1
Transfers from (to) restricted cash, net	1	1	(3)	3
Capital expenditures	(42)	(64)	(31)	(42)
Cash acquired in acquisition	—	128	—	—
Other investing activities	15	(5)	—	—
Net cash (used in) provided by investing activities	(25)	111	29	(38)

VERSO CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Predecessor			Successor
	Year Ended	Year Ended	January 1, 2016	July 15, 2016
	December 31,	December 31,	Through	Through
(Dollars in millions)	2014	2015	July 14, 2016	December 31, 2016
Cash Flows From Financing Activities:
Borrowings on revolving credit facilities	433	723	147	—
Payments on revolving credit facilities	(340)	(567)	(446)	—
Borrowings on debtor-in-possession revolving credit facilities	—	—	275	—
Payments on debtor-in-possession revolving credit facilities	—	—	(275)	—
Proceeds from debtor-in-possession term loan	—	—	175	—
Repayment of debtor-in-possession term loan	—	—	(175)	—
Borrowings on Exit ABL Facility	—	—	120	43
Payments on Exit ABL Facility	—	—	—	(51)
Proceeds from Exit Term Loan Facility	—	—	220	—
Repayment of long-term debt	(13)	(3)	—	(9)
Original issue discount on Exit Term Loan Facility	—	—	(22)	—
Debt issuance costs	(2)	—	(30)	(3)
Net cash provided by (used in) financing activities	78	153	(11)	(20)
Change in cash and cash equivalents	(5)	(2)	43	(41)
Cash and cash equivalents at beginning of period	11	6	4	47
Cash and cash equivalents at end of period	$6	$4	$47	$6

Supplementary cash flow disclosures:
Total interest paid	$117	$246	$12	$12
Total income taxes paid (received)	—	—	—	—
Noncash investing and financing activities:
Issuance of Notes for Acquisition	—	663	—	—
Issuance of Common Stock for Acquisition	—	46	—	—
Issuance of Common Stock in exchange for debt modification	—	50	—	—
Conversion of interest payable to long-term debt	—	19	—	—
Reduction in debt for debt modification	(2)	(21)	(1)	—
Increase in long-term debt from paid in kind (PIK) interest	—	5	9	—
Issuance of Common Stock	—	—	675	—
Cancellation of Debt	—	—	(2,324)	—

See notes to Consolidated Financial Statements.

VERSO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES
In this report, the term “Verso” refers to Verso Corporation, which is the ultimate parent entity and the issuer of Class A common stock listed on the New York Stock Exchange.  In December 2016, Verso Corporation completed a consolidation and reorganization of its subsidiaries, or the “Internal Reorganization.” Prior to the Internal Reorganization, Verso was the sole member of Verso Paper Finance Holdings One LLC, which was the sole member of Verso Paper Finance Holdings LLC, which was the sole member of Verso Paper Holdings LLC.  As used in this report, the term “Verso Finance” refers to Verso Paper Finance Holdings LLC; the term “Verso Holdings” refers to Verso Paper Holdings LLC; the term “NewPage” refers to NewPage Holdings Inc., which was an indirect, wholly owned subsidiary of Verso; the term “NewPage Corp” refers to NewPage Corporation, which was an indirect, wholly owned subsidiary of NewPage; and the term for any such entity includes its direct and indirect subsidiaries when referring to the entity’s consolidated financial condition or results.  Each of Verso Finance, Verso Holdings, NewPage and NewPage Corp were either merged into other subsidiaries of Verso, converted into limited liability corporations, and/or renamed in the Internal Reorganization and do not exist on and after the Internal Reorganization.  Unless otherwise noted, references to “the Company,” “we,” “us,” and “our” refer to Verso.

Nature of Business — We operate in the following two market segments: paper and pulp. However subsequent to the Effective Date (as defined below), we determined that the operating loss of the pulp segment is immaterial for disclosure purposes (see Note 19).  Our core business platform is as a producer of coated freesheet, specialty and coated groundwood papers.  Our products are used primarily in media and marketing applications, including catalogs, magazines, commercial printing applications, such as high-end advertising brochures, annual reports, and direct-mail advertising, and specialty applications, such as flexible packaging and label and converting. Our market kraft pulp is used to manufacture printing, writing, and specialty paper grades and tissue products.

Basis of Presentation — On January 7, 2015, Verso consummated the previously announced acquisition of NewPage through the merger of Verso Merger Sub Inc., an indirect, wholly owned subsidiary of Verso, or “Merger Sub,” with and into NewPage, or the “NewPage acquisition,” pursuant to an Agreement and Plan of Merger, or the “Merger Agreement.” As a result of the merger of Merger Sub with and into NewPage, Merger Sub’s separate corporate existence ceased and NewPage continued as the surviving corporation and an indirect, wholly owned subsidiary of Verso (see Note 5). As such, the Consolidated Financial Statements for the year ended December 31, 2015, include the results of operations of NewPage beginning January 7, 2015.

On January 26, 2016, the “Petition Date,” Verso and substantially all of its direct and indirect subsidiaries, or the “Debtors,” filed voluntary petitions for relief, the “Chapter 11 Filings,” under Chapter 11 of Title 11 of the United States Code in the United States Bankruptcy Court for the District of Delaware, or the “Bankruptcy Code,” in the United States Bankruptcy Court for the District of Delaware, or the “Bankruptcy Court.” On June 23, 2016, the Bankruptcy Court entered an order, the “Confirmation Order,” confirming Debtors’ First Modified Third Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code dated as of June 20, 2016, or the “Plan.” On July 15, 2016, or the “Effective Date,” the Plan became effective pursuant to its terms and the Debtors emerged from their chapter 11 cases, or the “Chapter 11 Cases” (see Note 2).

In accordance with the provisions of Financial Accounting Standards Board, or “FASB,” Accounting Standards Codification, or “ASC,” Topic 852, Reorganizations, and in conformity with ASC Topic 805, Business Combinations, the Company adopted fresh-start accounting upon emergence from their Chapter 11 Cases and became a new entity for financial reporting purposes as of July 15, 2016. References to “Successor” or “Successor Company” relate to Verso on and subsequent to July 15, 2016. References to “Predecessor” or “Predecessor Company” refer to Verso prior to July 15, 2016. For accounting purposes all emergence related transactions of the Predecessor including the impact of the issuance of the Successor common stock and warrants and entering into the Exit Credit Facilities (as defined below) were recorded as of July 14, 2016. Accordingly, the Consolidated Financial Statements for the Successor are not comparable to the consolidated financial statements for the Predecessor.

Also in connection with the adoption of fresh-start accounting, we elected to make certain material accounting policy changes as described below.

This report contains the Consolidated Financial Statements as of December 31, 2016 (Successor) and 2015 (Predecessor), for the years ended December 31, 2015, and 2014 (Predecessor), for the period from January 1, 2016 to July 14, 2016 (Predecessor), and for the period from July 15, 2016 to December 31, 2016 (Successor). Variable interest entities for which we are the primary beneficiary are also consolidated (see Note 17). Intercompany balances and transactions are eliminated in consolidation.

Going Concern — The accompanying Consolidated Financial Statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

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

Revenue Recognition — Sales are recorded net of rebates, allowances, and discounts.  Revenue is recognized when the customer takes title and assumes the risks and rewards of ownership, in accordance ASC Topic 605, Revenue Recognition.  Revenue is recorded at the time of shipment for terms designated FOB, or “free on board,” shipping point.  For sales transactions designated FOB destination, revenue is recorded when the product is delivered to the customer’s site and when title and risk of loss are transferred.

Shipping and Handling Costs — Shipping and handling costs, such as freight to customer destinations, are included in Cost of products sold in the accompanying Consolidated Statements of Operations.  When the sales price includes charges to customers for shipping and handling, such amounts are included in Net sales.

Planned Major Maintenance Costs — Prior to the Effective Date, costs for planned major maintenance shutdowns were deferred and then expensed ratably over the period until the next major planned shutdown.  Upon the Effective Date, costs for all repair and maintenance activities are expensed in the month that the related activity is performed under the direct expense method of accounting.

Successor Cost of products sold/ Selling, general and administrative expenses — Certain centralized costs attributable to manufacturing overhead, including enterprise-wide human resources management, procurement, and information systems support, recorded in Selling, general, and administrative expenses of the Predecessor are recorded to Cost of products sold of the Successor. The amount recorded to Cost of products sold, related to these costs, in the accompanying Consolidated Statement of Operations for the period from July 15, 2016 to December 31, 2016 (Successor) is approximately $11 million.
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

Income Taxes — We account for income taxes using the liability method pursuant to ASC Topic 740, Income Taxes.  Under this method, we recognize deferred tax assets and liabilities for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and our reported amounts using enacted tax rates in effect for the year the differences are expected to reverse.  We record a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be realized.  We evaluate uncertain tax positions annually and consider whether the amounts recorded for income taxes are adequate to address our tax risk profile. We analyze the potential tax liabilities of specific transactions and tax positions based on management’s judgment as to the expected outcome.

Earnings Per Share — We compute earnings per share by dividing net income or net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period.  Diluted earnings per share is computed by dividing net income or net loss by the weighted average number of shares outstanding, after giving effect to potentially dilutive common share equivalents outstanding during the period.  Potentially dilutive common share equivalents are not included in the computation of diluted earnings per share if they are anti-dilutive.

Fair Value of Financial Instruments — The carrying amounts for cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued liabilities approximate fair value due to the short maturity of these instruments.  We determine the fair value of our debt based on market information and a review of prices and terms available for similar obligations. See also Note 2, Note 5, Note 9, and Note 12, for additional information regarding fair value.

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

Inventories and Replacement Parts and Other Supplies — Inventory values include all costs directly associated with manufacturing products: materials, labor, and manufacturing overhead, and these values are presented at the lower of cost or market.  Costs of raw materials, work-in-progress, and finished goods are determined using the first-in, first-out method.  Replacement parts and other supplies are stated using the average cost method and are reflected in Inventories and Intangibles and other assets, net on the accompanying Consolidated Balance Sheet (see also Note 4 and Note 7).

Property, Plant, and Equipment — Property, plant, and equipment is stated at cost, net of accumulated depreciation. Interest is capitalized on projects meeting certain criteria and is included in the cost of the assets.  The capitalized interest is depreciated over the same useful lives as the related assets (see Note 6).

Depreciation and amortization are computed using the straight-line method for all assets over the assets’ estimated useful lives.  Estimated useful lives are as follows:

(Years)	Predecessor	Successor
Buildings and building improvements	20 - 40	20 - 40
Land improvements	20	10 - 20
Machinery and equipment	10 - 20	3 - 20
Furniture and office equipment	3 - 10	10
Computer hardware and software	3 - 6	3 - 7
Leasehold improvements	Over the shorter of the lease term or the useful life of the improvements	Over the shorter of the lease term or the useful life of the improvements

Intangible Assets — We account for intangible assets in accordance with ASC Topic 350, Intangibles – Goodwill and Other.  Intangible assets of the Predecessor consisted of indefinite-lived trademarks, customer-related intangible assets, which were amortized over their estimated useful lives of approximately 20 to 25 years, and patents which were amortized over their legal lives of 10 years. As part of fresh-start accounting, we wrote-off the existing intangible assets and accumulated amortization of the Predecessor and recorded an adjustment of $30 million to reflect the fair value of the Intangible and other assets of the Successor (see also Note 2). The intangible assets of the Successor are comprised of customer relationships with a useful life of 10 years and trademarks with a five year useful life. Both are amortized on a straight-line basis. The fair value of trademarks was determined based on the Relief from Royalty method. We assumed a royalty rate of 0.25% and a five year economic life for our trademarks. The rate was based on analysis of market information.

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

Allowance for Doubtful Accounts — We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of customers to make required payments.  We manage credit risk related to our trade accounts receivable by continually monitoring the creditworthiness of our customers to whom credit is granted in the normal course of business.  Trade accounts receivable balances were approximately $191 million at December 31, 2016 (Successor) and $215 million at December 31, 2015 (Predecessor). As of December 31, 2016 (Successor), our largest customer accounted for approximately 23% of our accounts receivable. As of December 31, 2015 (Predecessor), our largest customer accounted for approximately 19% of our accounts receivable.

We establish our allowance for doubtful accounts based upon factors surrounding the credit risks of specific customers, historical trends, and other information.  Based on this assessment, an allowance is maintained that represents what is believed to be ultimately uncollectible from such customers.  The allowance for doubtful accounts was approximately $1 million at December 31, 2016 (Successor) and December 31, 2015 (Predecessor).

Deferred Financing Costs — We record costs incurred in connection with borrowings or establishment of credit facilities as contra-liabilities in accordance with ASU 2015-03 (see Note 3).  These costs are amortized as an adjustment to interest expense over the life of the borrowing or life of the credit facilities using the effective interest method.  In the case of early debt principal repayments, we adjust the carrying value of the corresponding deferred financing costs with a charge to interest expense, and similarly adjust the future amortization expense.

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

As of December 31, 2016 (Successor) and December 31, 2015 (Predecessor), approximately $2 million and $1 million, respectively, of restricted cash was included in Intangibles and other assets, net in the accompanying Consolidated Balance Sheets related to asset retirement obligations in the state of Michigan.  These cash deposits are required by the state and may only be used for the future closure of a landfill.

The following table presents activity related to our asset retirement obligations for the periods presented. Long-term obligations are included in Other liabilities and current portions are included in Accrued liabilities in the accompanying Consolidated Balance Sheets:

	Predecessor		Successor
	Year Ended	January 1, 2016	July 15, 2016
	December 31,	Through	Through
(Dollars in millions)	2015	July 14, 2016	December 31, 2016
Asset retirement obligations, beginning balance	$8	$16	$13
Liabilities assumed in the NewPage acquisition	9	—	—
Settlement of existing liabilities	(2)	—	—
Accretion expense	1	—	—
Adjustments to existing liabilities	—	(3)	1
Asset retirement obligations, ending balance	16	13	14
Less: Current portion	—	—	(1)
Non-current portion of asset retirement obligations, ending balance	$16	$13	$13

The increase in the liability for the year ended 2015 was primarily attributable to the assumption of the asset retirement obligation liabilities associated with landfills acquired in connection with the NewPage acquisition.

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

Pension and other postemployment benefits — Pension plans cover substantially all of our employees.  The defined benefit plans are funded in conformity with the funding requirements of applicable government regulations.  Prior service costs are amortized on a straight-line basis over the estimated remaining service periods of employees.  Certain employees are covered by defined contribution plans.  Our contributions to these plans are based on a percentage of employees’ compensation or employees’ contributions.

Accumulated Other Comprehensive Income (Loss) — The following table summarizes the changes in Accumulated other comprehensive income (loss) by balance type for periods presented:

(Dollars in millions)	Defined Benefit Pension Items
Accumulated other comprehensive loss as of December 31, 2013 - Predecessor	$(11)
Amounts reclassified from Accumulated other comprehensive loss to Cost of products sold	1
Pension liability adjustment	(17)
Net increase in other comprehensive loss	(16)
Accumulated other comprehensive loss as of December 31, 2014 -Predecessor	(27)
Amounts reclassified from Accumulated other comprehensive loss to Cost of products sold	3
Pension liability adjustment	(78)
Net increase in other comprehensive loss	(75)
Accumulated other comprehensive loss as of December 31, 2015 - Predecessor	(102)
Amounts reclassified from Accumulated other comprehensive loss to Cost of products sold	1
Elimination of Predecessor accumulated other comprehensive loss	101
Balance - July 14, 2016 - Predecessor	—

Balance - July 14, 2016 - Successor	—
Pension liability adjustment, net	127
Net increase in other comprehensive income	127
Accumulated other comprehensive income as of December 31, 2016 - Successor	$127

Troubled Debt Restructuring — The Predecessor accounted for a portion of its 11.75% Senior Secured Notes issued in 2012 and all of its 13% Second Priority Secured Notes and 16% Senior Subordinated Notes, both issued in 2015, in accordance with ASC Topic 470, Debt, by recording the value exchanged and amortizing the amount in excess of par over the life of the notes. In accordance with ASC Topic 470, debt is considered to have been modified in a troubled debt restructuring when, due to a borrower’s financial difficulties, the lender makes concessions to the borrower that it would not otherwise consider for a non-troubled borrower. Modifications may include principal adjustments, interest rate adjustments, additional equity transfers, interest only payments for an extended period of time, or protracted terms such as amortization and maturity beyond the customary length of time found in the normal market place (see Note 9).

NewPage Acquisition — We have accounted for the NewPage Acquisition in accordance with ASC Topic 805, Business Combinations, by recognizing and measuring the total consideration transferred to and the assets acquired and liabilities assumed at their estimated fair values. The allocation of the purchase price to the fair values of assets acquired and liabilities assumed in the NewPage acquisition includes necessary adjustments to reflect the estimated fair values of NewPage’s assets and liabilities at the completion of the NewPage acquisition. The valuations reflected herein consist of appraisals, discounted cash flow analyses, or other appropriate valuation techniques to determine the fair value of the assets acquired and liabilities assumed (see Note 5).

2. BANKRUPTCY RELATED DISCLOSURES
Chapter 11 Filing
On the Petition Date, the Debtors filed the Chapter 11 Filings in the Bankruptcy Court. The Chapter 11 Filings constituted an event of default and automatic acceleration under the agreements governing all of the Predecessor’s debt (excluding the $23 million loan from Verso Finance Holdings to Chase NMTC Verso Investment Fund). The Chapter 11 Cases were consolidated for procedural purposes only and administered jointly under the caption “In re: Verso Corporation, et al., Case No. 16-10163.” During the pendency of the Chapter 11 Cases, Verso continued to manage its properties and operated our businesses as a “debtor-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.

In connection with the Chapter 11 Cases, on January 26, 2016, the Debtors entered into a Restructuring Support Agreement, or “RSA,” with creditors who collectively held at least a majority in principal amount of substantially all tranches of the Debtors’ outstanding debt, or the “Consenting Creditors.” The RSA contemplated the implementation of a restructuring through a conversion of approximately $2.4 billion of the Debtors’ outstanding debt into equity. The RSA incorporated the economic terms agreed to by the parties reflected in a term sheet within the RSA. The restructuring transactions were effectuated through the Plan as described below.
Verso Finance, Verso Holdings and certain of its subsidiaries entered into the Verso DIP Facility (as defined in Note 9) for an aggregate principal amount of up to $100 million, and NewPage Corp and certain of its subsidiaries entered into the NewPage DIP ABL Facility (as defined in Note 9) for an aggregate principal amount of up to $325 million and the NewPage DIP Term Loan Facility for an aggregate principal amount of $350 million (See Note 9). The NewPage DIP Term Loan Facility consisted of $175 million of new money term loans and $175 million of loans that aggregated and replaced existing loans, or “NewPage DIP Roll Up Loans,” to refinance loans outstanding under the existing term loan facility of NewPage Corp that were outstanding on the Petition Date.
The Company operated in the normal course of business during the reorganization process. Unless otherwise authorized by the Bankruptcy Court, the Bankruptcy Code prohibited the Company from making payments to creditors for goods furnished and services provided prior to the Petition Date. Vendors were, however, paid for goods furnished and services provided after the Petition Date in the ordinary course of business.
Plan of Reorganization and Emergence from Chapter 11

On March 26, 2016, the Debtors filed the Plan with the Bankruptcy Court together with a disclosure statement in respect of the Plan. The Plan set forth, among other things, the treatment of claims against and equity interests in the Debtors. On June 23, 2016, the Bankruptcy Court entered the Confirmation Order, confirming the Plan. On the Effective Date, the Plan became effective pursuant to its terms and the Debtors emerged from their Chapter 11 Cases.
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

◦
The satisfaction in full in cash of claims under the Verso DIP Facility (as defined below), claims under the NewPage DIP ABL Facility (as defined below), claims relating to the $175 million of new money term loans under the NewPage DIP Term Loan Facility (as defined below), and claims entitled to administrative expense or priority status under the Bankruptcy Code.

•
Issuance of 34,390,643 shares of common stock or 100% of Verso’s equity (subject to dilution by warrants issued to certain creditors described below, or “Plan Warrants,” and equity issuable to our employees under a management incentive plan) to our existing creditors in exchange for the cancellation of all of the Debtors’ pre-petition indebtedness (principal and interest) existing as of the date of bankruptcy totaling $2.6 billion.

◦
Holders of first-lien secured debt issued by Verso Holdings, including lenders under Verso Holdings’ revolving credit facilities and the holders of Verso Holdings’ 11.75% senior secured notes due 2019 (issued in 2012 and 2015), received 17,195,319 shares of Class A Common Stock, par value $0.01 per share, or Verso’s “Class A Common Stock,” or 50% of Verso’s equity and Plan Warrants to purchase 1,810,035 shares of Class A Common Stock at an initial exercise price of $27.86.

◦
Lenders under the NewPage Corp senior secured term loan and the $175 million of “rolled up” term loans under the NewPage DIP Term Loan Facility, collectively, received 15,139,745 shares of Class A Common Stock and 1,023,859 shares of Class B Common Stock, par value $0.01 per share, or our “Class B Common Stock,” or 47% of Verso’s equity.

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

Exit Credit Facilities
On the Effective Date, pursuant to the terms of the Plan, Verso Holdings entered into a $375 million asset-based revolving credit facility, or the “Exit ABL Facility,” and a senior secured term loan agreement that provides for term loan commitments of $220 million with available loan proceeds of $198 million, or the “ Exit Term Loan Facility,” collectively termed the “Exit Credit Facilities” (See Note 9).

Registration Rights Agreement
On the Effective Date, and in accordance with the Plan, the Company entered into a Registration Rights Agreement with two of the Company’s stockholders, who each owned 7% or more of the Company’s Class A Common Stock and were also holders of senior debt as of the Petition Date. The Registration Right Agreement since expired by its terms because neither stockholder notified the Company it had increased its ownership to 10% or more of the Company’s Class A Common Stock on or before October 13, 2016.
Plan Warrants
On the Effective Date, and in accordance with the Plan, warrants to purchase up to an aggregate of 1,810,035 shares of Class A Common Stock were issued to holders of first-lien secured debt holders. Each Plan Warrant has a seven year term (commencing on the Effective Date) and has an initial exercise price of $27.86 per share of Class A Common Stock. The warrant agreement governing the Plan Warrants, or the “Warrant Agreement,” contains customary anti-dilution adjustments in the event of any stock split, reverse stock split, reclassification, stock dividend or other distributions. In addition, the Warrant Agreement provides for anti-dilution adjustments in the event of below market stock issuances at less than 95% of the average closing price of the Class A Common Stock for the 10 consecutive trading days immediately prior to the applicable determination date, and for pro rata repurchases of Class A Common Stock.
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

Reporting During Bankruptcy
During the pendency of Debtors’ Chapter 11 Cases, expenses, gains and losses directly associated with reorganization proceedings were reported as Reorganization items, net in the accompanying Consolidated Statement of Operations and liabilities subject to compromise in the Chapter 11 Cases were segregated from liabilities of non-filing entities, fully secured liabilities not expected to be compromised and from post-petition liabilities. In addition, effective as of the Petition Date and during the pendency of the Debtors’ Chapter 11 Cases, The Company ceased recording contractual interest expense on the outstanding pre-petition debt classified as liabilities subject to compromise. Upon the Debtors’ emergence from their Chapter 11 Cases, the Company settled and extinguished or reinstated liabilities that were subject to compromise.
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
Adoption of fresh-start accounting also resulted in Verso recording the Company’s assets and liabilities at their fair value as of the Effective Date in conformity with ASC 805, Business Combinations. The fair values of the Company’s assets and liabilities as of that date differed materially from the recorded values of its assets and liabilities as reflected in its historical consolidated financial statements. In addition, the Company’s adoption of fresh-start accounting materially affected its results of operations following the fresh-start reporting date, as the Company had a new basis in its assets and liabilities. The Company also adopted various new accounting policies in connection with its adoption of fresh-start accounting. Consequently, the Company’s financial statements on or after the Effective Date are not comparable with the financial statements prior to that date and the historical financial statements before the Effective Date are not reliable indicators of its financial condition and results of operations for any period after it adopted fresh-start accounting.
Reorganization Value

Reorganization value is the value attributed to an entity emerging from bankruptcy, as well as the expected net realizable value of those assets that will be disposed before emergence occurs. This value is viewed as the value of the entity before considering liabilities and approximates the amount a willing buyer would pay for the assets of the entity immediately after emergence. Fresh-start accounting requires that the reporting entity allocate the reorganization value to its assets and liabilities in relation to their fair values upon emergence from Chapter 11. The Company’s valuation of the reorganized Company dated as of April 27, 2016, which was included in the Disclosure Statement related to the Plan, purported the estimated enterprise value of the Company to be in a range between $1.05 billion and $1.10 billion. The estimated enterprise value, which was approved by the Bankruptcy Court, included the equity value in a range between $675 million and $725 million. As part of determining the reorganization value as of July 15, 2016, the Company estimated the equity value of the Successor to be $675 million and the reorganization value to be approximately $2 billion. As the Company issued 100% of its equity to existing creditors in exchange for the cancellation of all pre-petition indebtedness upon confirmation of the Plan, the distribution of Company’s equity in settlement of pre-existing indebtedness was the primary objective of the Plan. Accordingly, Verso’s equity value represents the primary assumption utilized by the Company in the determination of reorganization value.  The Company believes that an equity value at the low-end of the range of $675 - $725 million was appropriate due to declines in projected operating performance from the submission of the Plan through the Effective Date.

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

The fair value of the Plan Warrants was estimated on the Effective Date using the Black-Scholes option pricing model with the following assumptions. The weighted average assumptions used included a risk free interest rate of 1%, an expected stock price volatility factor of 37% and a dividend rate of 0%. The aggregate fair value of the Plan Warrants was determined to be $10 million on the Effective Date, therefore the residual common stock value was determined to be $665 million.

The following table reconciles the equity value to the estimated reorganization value as of the Effective Date:

Value of Successor Stock	$665
Add: Fair value of Plan Warrants	10
Equity Value	675
Add: Fair value of long-term debt	318
Add: Other non-interest bearing liabilities	1,021
Less: Debt issuance costs	(8)
Reorganization value of Successor assets	$2,006

The fair value and carrying value of debt represented $318 million of borrowings under the Exit Credit Facilities on the Effective Date. The fair value of long-term debt was determined based on a market approach utilizing market yields and was estimated to be approximately 94% of the par value (or less $22 million original issue discount on the Exit Term Loan Facility - See Note 9).

The Company’s reorganization value was allocated to its assets and liabilities in conformity with ASC 805. The valuation of the Company’s assets and liabilities in connection with fresh-start accounting include the following general valuation approaches:

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

The significant assumptions related to the valuation of the Company’s assets are included in the footnotes to the Fresh-Start Balance sheet below. Most valuation inputs, related to inventory, property, plant and equipment, and intangible assets are considered to be Level 3 inputs as they are based on significant inputs that are not observable in the market. For additional information on Level 1, Level 2, and Level 3 inputs, refer to Note 1.

Reorganization Adjustments

The consolidated financial information below gives effect to the following Reorganization Adjustments, the Plan and the implementation of the transactions contemplated by the Plan . These adjustments give effect to the terms of the Plan and certain underlying assumptions, which include, but are not limited to, the following:

•	Borrowing of $318 million from the Exit Credit Facilities;

•
Issuance of 34,390,643 shares of stock or 100% of Verso’s equity and Plan Warrants to purchase an aggregate of 1,810,035 shares of Class A Common Stock in exchange for the cancellation of all of our pre-petition indebtedness existing as of the Petition Date totaling $2.6 billion;

•	Payment for the satisfaction of general unsecured claims in aggregate settlement totaling $3 million; and

•	Repayment of $279 million of liabilities under the DIP Facilities.
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
Reorganization adjustments, shown in column 2 of the following schedule, represent amounts recorded on the Effective Date for the implementation of the Plan, including the settlement of liabilities subject to comprise and related payments, the issuance of new shares of common stock and new warrants, repayment of the DIP Facilities and cancellation of Predecessor common stock.
Fresh-start adjustments, as shown in column 3 of the following schedule, represent amounts recorded on the Effective Date as a result of the adoption of fresh-start accounting, which resulted in Verso becoming a new entity for financial reporting purposes. The Company’s assets and liabilities have been recorded at fair value as of the fresh-start reporting date or Effective Date.
Correction of Previously Reported Predecessor Amounts - The information included in the Bankruptcy related disclosures footnote herein has been corrected from that previously reported in the Quarterly Report on Form 10-Q for the 3rd quarter of 2016 to reflect the correction of errors identified during the fourth quarter financial close reporting process related to the impacts of plan effects of reorganization and fresh start accounting.  The errors identified had no impact on net income and were isolated to the condensed consolidated quarterly financial statements for the quarter ended September 30, 2016. The Company assessed the materiality of the errors on previously issued interim financial statements in accordance with SEC Staff Accounting Bulletin Topic 1M and concluded that the errors were not material to the condensed consolidated financial statements for the quarter ended September 30, 2016.  The Bankruptcy related disclosures footnote for the period July 1, 2016 to July 14, 2016 and the period January 1, 2016 to July 14, 2016 presented in the consolidated financial statements herein reflect a decrease in current assets of $2 million, an increase in current liabilities of $8 million and a decrease of $10 million in Reorganization, net related to the impact of the reorganization offset by an increase in Property, plant and equipment and reorganization, net of $10 million.

	Predecessor	Reorganization Adjustments		Fresh-Start Adjustments		Successor
ASSETS
Current assets:
Cash and cash equivalents	$27	$20	(a)	$—		$47
Accounts receivable, net	201	—		(2)		199
Inventories	503	—		(14)	(l)	489
Prepaid expenses and other assets	27	(3)		—		24
Total current assets	758	17		(16)		759
Property, plant, and equipment, net	1,660	—		(480)	(m)	1,180
Intangibles and other assets, net	97	—		(30)	(n)	67
Total assets	$2,515	$17		$(526)		$2,006

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$103	$41	(b)	$—		$144
Accrued liabilities	140	10	(c)	2		152
Current maturities of long-term debt	461	(443)	(d)	—		18
Total current liabilities	704	(392)		2		314
Long-term debt	—	292	(e)	—		292
Other liabilities	597	5	(f)	123	(o)	725
Liabilities subject to compromise	2,535	(2,535)	(g)	—		—
Total liabilities	3,836	(2,630)		125		1,331
Commitment and contingencies
Equity:
Predecessor preferred stock	—	—		—		—
Successor preferred stock	—	—		—		—
Predecessor common stock	1	(1)	(h)	—		—
Successor common stock	—	—	(i)	—		—
Treasury stock	(1)	1	(h)	—		—
Predecessor paid-in capital	322	(322)	(h)	—		—
Successor paid-in-capital	—	665	(i)	—		665
Warrants	—	10	(j)	—		10
Retained (deficit) earnings	(1,541)	2,294	(k)	(753)	(p)	—
Accumulated other comprehensive loss	(102)	—		102	(p)	—
Total (deficit) equity	(1,321)	2,647		(651)		675
Total liabilities and equity	$2,515	$17		$(526)		$2,006

Reorganization Adjustments
(a) Reflects payments and receipts recorded as of the Effective Date as follows:

Sources:
Amount borrowed under the Exit Credit Facilities	$340
Less discount on Exit Term Loan Facility	(22)
Total Sources	318
Uses:
Repayment of DIP facility (principal and interest)	(279)
Payment of deferred financing costs on exit financing	(8)
Payment of professional fees	(8)
Aggregate settlement of unsecured claims	(3)
Total uses	(298)
Net source	$20
(b) Represents recognition of accounts payable related to the cure of defaults for assumed executory contracts and leases.
(c) Primarily represents recognition of accrued liabilities for success-based professional fees upon the Company’s emergence from its Chapter 11 Cases.
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
(g) LSTC under the Plan reflected the Company’s estimate of pre-petition liabilities and other expected allowed claims to be addressed by the Chapter 11 Cases. Debt amounts excluded related unamortized deferred financing costs, discounts/premiums, and deferred gains which were written off to Reorganization items, net, in the accompanying Consolidated Statement of Operations prior to our emergence from bankruptcy. Amounts classified to LSTC did not include pre-petition liabilities that were fully collateralized by letters of credit or cash deposits. Borrowing under the NewPage DIP Roll-Up Notes represented borrowing during the pendency of the Company’s bankruptcy and were settled in exchange for stock as described above. Both the LSTC and NewPage DIP Roll-Up Notes were resolved and satisfied as of the Effective Date.

This entry records the settlement of LSTC and the NewPage DIP Roll Up Loans:

Settlement of LSTC debt	$(2,324)
Settlement of LSTC accrued interest	(126)
Settlement of LSTC accounts payable and accrued liabilities	(85)
Settlement of LSTC	(2,535)
Settlement of NewPage DIP Roll-Up Loans (principal and interest)	(184)
Reinstatement of certain liabilities from LSTC	49
Cash paid for the satisfaction of unsecured claims in aggregate settlement	3
Issuance of New Common Stock	665
Issuance of Plan Warrants	10
Net gain on settlement of LSTC and DIP Roll-Up Loans	$(1,992)

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
(k) Reflects the cumulative impact of the reorganization adjustment discussed above:

Gain on settlement of LSTC	$1,992
Professional fees paid at emergence	(8)
Success fees accrued at emergence	(12)
Net gain on reorganization adjustments	1,972
Cancellation of Predecessor equity (1)	322
Net impact to Retained earnings	$2,294
(1) Net of recognition of previously unamortized stock compensation cost of the Predecessor.
Fresh-Start Adjustments
(l) An adjustment of $14 million was recorded to decrease the book value of inventories to their estimated fair value as follows:

Replacement parts and other supplies	$(52)
Work-in-process and finished goods	38
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

(m) Represents the adjustment to reduce the net book value of Property, plant, and equipment, net to fair value. The adjustment to the fair value of Property, plant and equipment, net was attributable to an adjustment of $382 million to machinery and equipment and an adjustment of $98 million to real estate.

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

•
The sales approach was also used to determine the fair market value of machinery and equipment. The principal behind this approach is the value of the asset is equal to the market price of an asset with comparable features such as design, location, size, construction materials, use, capacity, specifications, operational characteristics, technology level, accessories and other features that may impact value or marketability.

•
The income approach was also used to determine the fair market value of machinery and equipment. The principal behind this approach is the value of the asset is equal to the earnings potential of the assets such as the net rental savings attributable to owning the asset.

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
$(30)
See Note 7, Intangibles and Other Assets, for further discussion of the valuation assumptions used to determine the fair value of intangible assets.
(o) Represents an adjustment to the fair value of pension and postretirement obligations totaling $135 million, off-set by the write-off of $8 million of tax liabilities resulting from the Reorganization Adjustments, and other adjustments to asset retirement obligations and workers’ compensation reserves. Refer to Note 12, Retirement and Other Postretirement Benefits for additional information.
(p) Reflects the cumulative impact of fresh-start adjustments as discussed above and shown in the table below and the elimination of the Predecessor accumulated other comprehensive income:

Accounts Receivable, net	$(2)
Inventory	(14)
Write down Property, plant and equipment, net	(480)
Record fair value of Intangibles and Other Assets	(30)
Accrued Liabilities	(2)
Other Long-Term Liabilities	4
Pension	(135)
Change in deferred taxes	8
Total loss recorded as a result of Fresh-Start Accounting	(651)
Elimination of Predecessor accumulated other comprehensive loss	(102)
Net impact on Retained earnings (deficit)	$(753)

Contractual Interest

Effective January 26, 2016, we discontinued recording interest expense on outstanding pre-petition debt classified as LSTC. The table below shows contractual interest amounts for debt classified as LSTC calculated in accordance with the respective agreements without giving effect to any penalties as a result of the default on such agreements, which are amounts due under the contractual terms of the outstanding debt. Interest expense reported in the Consolidated Statement of Operations for the periods after the Effective Date does not include $10 million and $123 million, per the table below, in contractual interest on pre-petition debt classified as LSTC, which was stayed by the Bankruptcy Court effective on the Petition Date.

	Predecessor
	July 1, 2016	January 26, 2016
	Through	Through
(Dollars in millions)	July 14, 2016	July 14, 2016
Verso Holdings	$8	$98
NewPage Corp	2	25
Total contractual interest	$10	$123

Reorganization items, net

Expenses and income directly associated with the Chapter 11 Cases are reported separately in the Consolidated Statement of Operations as Reorganization items, net as required by ASC 852. Reorganization items, net include adjustments to reflect the carrying value of LSTC at their estimated allowed claim amounts, as such adjustments are determined. The following table presents reorganization items incurred in the periods after the Effective Date, as reported in the accompanying Consolidated Statement of Operations:

Predecessor
January 26, 2016
Through
(Dollars in millions)	July 14, 2016
Net gain on settlement of LSTC and DIP Roll-Up Notes	$(1,992)
Total loss recorded as a result of Fresh-Start Accounting	651
Professional fees	52
DIP financing cost	22
Write-off of unamortized deferred financing costs, discounts/premiums, and deferred gains(1)	(81)
Contract modifications and rejections, net	14
Other	(4)
Total reorganization items, net	$(1,338)
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

For the period from January 26, 2016 through July 14, 2016, the cash used in reorganization items included approximately $28 million of professional fees and $22 million of financing costs in connection with the DIP Facilities. For the period from July 15, 2016 through December 31, 2016, cash used in reorganization items included approximately $24 million for professional fees. The cash outflow for professional fees is included in Net cash provided by operating activities in our Consolidated Statements of Cash Flows for the periods presented.
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
We received approximately 3,700 filed claims on or prior to the applicable bar dates. The filed claims aggregated to approximately $19 billion. In connection with the administration of the Chapter 11 Cases, we reconciled the majority of these claims to the amounts listed in our schedules of assets and liabilities. We also requested the Bankruptcy Court to disallow claims that we believed to be duplicative, have been subsequently amended or superseded, were without merit, were overstated, or should have been disallowed for other reasons. To the extent claims were reconciled and settled/resolved, we recorded them at the expected allowed amount. Claims that remain unresolved through the filing of this report are de minimis and have been estimated based upon management’s best estimate of the likely claim amounts that the Bankruptcy Court will ultimately allow.
The plan required that general unsecured claims be satisfied through an aggregate payment, and given the substantial number of claims filed, the claims resolution process has continued beyond our emergence from Chapter 11. Even though the Company continues to reconcile these claims, the outcome of these reconciliations will not impact the company’s gain on Reorganization at the Effective Date or the reserve for the overall settlement as participants within the general unsecured class will receive a pro-rata allocation of the $3 million reserve that has been allocated to them.
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
There were no material changes to contractual obligations previously included in our annual report except as generated by our cancellation of debt described above and in Note 9.
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
3.  RECENT ACCOUNTING DEVELOPMENTS

Accounting Changes Implemented
ASC Topic 323, Investments – Equity Method and Joint Ventures. In March 2016, FASB issued Accounting Standards Update, or “ASU,” 2016-07, Investments - Equity Method and Joint Ventures: Simplifying the Transition to the Equity Method of Accounting, which changes the requirements for equity method accounting when an investment qualifies for use of the equity method as a result of an increase in the investor’s ownership interest in or degree of influence over an investee.  The guidance (i) eliminates the need to retroactively apply the equity method of accounting upon qualifying for such treatment, (ii) requires that the cost of acquiring the additional interest in an investee be added to the basis of the previously held interest and (iii) requires that unrealized holding gains or losses for available-for-sale equity securities that qualify for the equity method of accounting be recognized in earnings at the date the investment becomes qualified for use of the equity method of accounting. The Company adopted this guidance in first quarter 2016 on a prospective basis and it did not impact our Consolidated Financial Statements.

ASC Topic 740, Income Taxes. In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes, which addresses the balance sheet classification of deferred taxes. This update requires that deferred tax liabilities and assets be classified as noncurrent in the classified statement of financial position. The amendment is effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. We elected to early adopt the new requirement. The amendment was adopted for the December 31, 2015 Consolidated Balance Sheet and prior periods were not retrospectively reclassified. The adoption of this amendment in 2015 did not have a material impact on the presentation of our Consolidated Financial Statements.

ASC Topic 805, Business Combinations. In September 2015, the FASB issued ASU 2015-16, Simplifying the Accounting for Measurement-Period Adjustments. This guidance eliminates the requirement for an acquirer in a business combination to account for measurement-period adjustments retrospectively. The acquirer must record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. This guidance is effective for fiscal years beginning after December 15, 2015, and early adoption is permitted. The Company adopted this guidance on January 1, 2016 on a prospective basis and it did not impact our Consolidated Financial Statements.

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

ASC Topic 820, Fair Value Measurement. In May 2015, the FASB issued ASU 2015-07, Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). This ASU eliminates the existing requirement to categorize investments whose fair values are measured at net asset value (NAV) using the practical expedient in ASC 820 within the fair value hierarchy. Instead entities are required to disclose the fair values of such investments so that financial statement users can reconcile amounts reported in the fair value hierarchy table and the amounts reported on the balance sheet. This guidance is effective for fiscal years beginning after December 15, 2015 and interim periods within those years and should be applied retrospectively. We adopted these updates in 2016 and applied them retrospectively to all periods presented (see Note 12).

ASC Topic 835, Interest. In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs. This ASU changes the presentation of debt issuance costs in financial statements. Under the ASU, an entity presents such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs will continue to be reported as interest expense. This guidance is effective for periods beginning after December 15, 2015 with early adoption permitted. In accordance with the amendment guidance, we elected to early adopt the new requirement as of December 31, 2015 (Predecessor) and reclassified approximately $18 million of net debt issuance costs out of Intangibles and other assets and into Current maturities of long-term debt (see Note 9).

ASC Topic 810, Consolidation. In February 2015, the FASB issued ASU 2015-02, Consolidation, which amends the requirements for consolidation and significantly changes the consolidation analysis required. This ASU is effective for annual reporting periods beginning after December 15, 2015, and interim periods within those years. The Company adopted this guidance on January 1, 2016 on a prospective basis and it did not impact our Consolidated Financial Statements.

ASC Topic 205, Presentation of Financial Statements-Going Concern. In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. This ASU provides guidance on determining when and how to disclose going concern uncertainties in the financial statements. This guidance is effective for annual periods ending after December 15, 2016, and interim periods thereafter. The adoption of this amendment as of December 31, 2016, did not have an impact on the presentation of our Consolidated Financial Statements.

ASC Topic 205, Presentation of Financial Statements and ASC Topic 360, Property, Plant, and Equipment. In April 2014, FASB issued ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which changes the criteria for determining which disposals can be presented as discontinued operations and modifies the related disclosure requirements. This guidance should be applied prospectively to new disposals and new classifications of disposal groups as held for sale after the effective date, which is fiscal years beginning on or after December 15, 2014, and interim periods within those annual periods. The adoption of this amendment in the first quarter of 2015 did not have a material impact on the presentation of our Consolidated Financial Statements.

Future Accounting Changes
ASC Topic 230, Statement of Cash Flows. In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force). This ASU adds or clarifies guidance on the classification of certain cash receipts and payments in the statement of cash flows, including debt prepayment or extinguishment costs, the settlement of contingent liabilities arising from a business combination, proceeds from insurance settlements, and distributions from certain equity method investees. The guidance is effective for interim and annual periods beginning after December 15, 2017, and early adoption is permitted. The guidance requires application on a retrospective basis. The Company is currently evaluating the impact of this guidance.

ASC Topic 718, Stock Compensation. In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The guidance requires all income tax effects of awards (previously presented as a component of total stockholders’ equity) to be recognized in the income statement on a prospective basis. The guidance also requires presentation of excess tax benefits as an operating activity on the statement of cash flows rather than as a financing activity. The guidance also allows for an accounting policy election to estimate the number of awards that are expected to vest or account for forfeitures when they occur. This ASU is effective for annual reporting periods beginning after December 15, 2016, and interim periods with those years. Early adoption is permitted.
We are evaluating the impact of adopting this new accounting standard on our Consolidated Financial Statements.

ASC Topic 842, Leases. In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 supersedes existing lease guidance, including ASC Topic 840, Leases and requires lessees to recognize most leases on their balance sheets for the rights and obligations created by those leases. The guidance also requires enhanced disclosures regarding the amount, timing, and uncertainty of cash flows arising from leases that will be effective for interim and annual periods beginning after December 15, 2018. Early adoption is permitted. The guidance requires the use of a modified retrospective approach and the Company expects to adopt this guidance for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. We expect to recognize a liability and corresponding asset associated with in-scope leases but we are still in the process of determining those amounts and the processes required to account for leasing activity on an ongoing basis.

ASC Topic 825, Financial Instruments. In January 2016, the FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities. Under this standard, all equity investments except those accounted for under the equity method are required to be measured at fair value. Equity investments that do not have a readily determinable fair value may, as a practical expedient, be measured at cost, adjusted for changes in observable prices minus impairment. This standard is effective for our interim and annual periods beginning January 1, 2018. This standard must be applied using a cumulative-effect adjustment in net income to the beginning of the fiscal year of adoption, except for equity investments without a readily determinable fair value, which are to be applied prospectively to equity investments as of the adoption date. We are currently evaluating the timing of adoption and the potential impact of this standard on our Consolidated Financial Statements.

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

ASC Topic 606, Revenue from Contracts with Customers. In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. This guidance will replace all current GAAP guidance on this topic and eliminate all industry-specific guidance. The new revenue recognition standard provides a unified model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. This guidance was effective for periods beginning after December 15, 2016 and can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption; however, in August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date, which defers the effective date to annual reporting periods beginning after December 15, 2017. The FASB has continued to clarify this guidance in various updates during 2015 and 2016, all of which, have the same effective date as the original guidance. We are evaluating the impact of adopting this new accounting standard on our Consolidated Financial Statements.

Other new accounting pronouncements issued but not effective until after December 31, 2016, are not expected to have a significant effect on our Consolidated Financial Statements.

4. INVENTORIES

	Predecessor	Successor
(Dollars in millions)	December 31, 2015	December 31, 2016
Raw materials	$91	$95
Work-in-process	58	62
Finished goods	256	264
Replacement parts and other supplies - current portion	79	24
Inventories, net	$484	$445
Amounts presented in the Consolidated Balance Sheets and the table above are adjusted for valuation allowances.

5. ACQUISITIONS AND DISPOSITIONS

Sale of hydroelectric generation facilities — On January 6, 2016, Verso Maine Power Holdings LLC, or “VMPH,” and Verso Androscoggin Power LLC, or “VAP,” two indirect, wholly owned subsidiaries of Verso, entered into a purchase agreement with Eagle Creek Renewable Energy, LLC, or “Eagle Creek,” pursuant to which VMPH sold all the outstanding limited liability company interests of VAP to Eagle Creek for a purchase price of approximately $62 million in cash. VAP owned four hydroelectric generation facilities associated with Verso’s Androscoggin pulp and paper mill located in Jay, Maine. The purchase agreement contains customary representations and warranties by, and customary covenants among, the parties. The parties contemporaneously entered into the purchase agreement and consummated the transaction. As of December 31, 2015 (Predecessor), we classified the hydroelectric generation facilities as held for sale on the Consolidated Balance Sheet. For the period from January 1 to July 14, 2016 (Predecessor), we recognized a gain on sale of fixed assets of approximately $55 million which is included in Other operating income in the accompanying Consolidated Statements of Operations.

Sale of Bucksport Mill — On January 29, 2015, Verso consummated a sale of equity interests in Verso subsidiaries that owned the Bucksport mill and related assets to AIM Development (USA) LLC, an indirect, wholly owned subsidiary of American Iron
& Metal Company Inc. At the end of 2014, based on our disposition plans, we recorded asset impairment charges and write-offs of $103 million, as the carrying value of the assets held for sale were in excess of the fair value less the costs to sell. The impairment charge was included in Restructuring charges (see also Note 15) in our accompanying Consolidated Statements of Operations for the year ended December 31, 2014 (Predecessor).

NewPage Acquisition — On January 3, 2014, Verso, Merger Sub, and NewPage entered into a Merger Agreement pursuant to which the parties agreed to merge Merger Sub with and into NewPage on the terms and subject to the conditions set forth in the Merger Agreement, with NewPage surviving the merger as an indirect, wholly owned subsidiary of Verso. On January 7, 2015, Verso consummated the NewPage acquisition pursuant to the Merger Agreement. As a result of the merger, NewPage became a direct, wholly owned subsidiary of Verso Holdings. Verso incurred transaction and integration costs related to the NewPage acquisition of $25 million during the year ended December 31, 2015 (Predecessor), which were included in Selling, general and administrative expenses in the accompanying Consolidated Statements of Operations. For the year ended December 31, 2014 (Predecessor), Verso incurred transaction costs of $39 million, related to the NewPage acquisition, which were included in Other loss, net in the accompanying Consolidated Statements of Operations.
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
In addition, the NewPage acquisition did not result in a taxable transaction and Verso had net operating loss carryforwards and a related full valuation allowance that were expected to offset any deferred tax impact of the NewPage acquisition. Further, as the sale of the Bucksport mill was not directly attributable to the NewPage acquisition, no pro forma adjustments for the Bucksport sale were made.

	Predecessor
	Pro Forma
	Year Ended
(Unaudited)	December 31,
(Dollars in millions, except per share data)	2014	2015
Revenues	$3,648	$3,155
Net loss	(564)	(391)
(Loss) earnings per share - basic and diluted	$(6.92)	$(4.78)
Weighted-average common shares outstanding - basic and diluted (in thousands)	81,509	81,759

Assets Held for Sale — As of December 31, 2015 (Predecessor), we had certain hydroelectric generation facilities associated with our Androscoggin pulp and paper mill located in Jay, Maine classified as held for sale on the Consolidated Balance Sheet.

Assets held for sale in the accompanying Consolidated Balance Sheets were comprised of the following:

Predecessor
December 31,
(Dollars in millions)	2015
Property, plant, and equipment, net(1)	$5
Assets held for sale	$5
(1) Recorded at carrying value as the expected proceeds less costs to sell exceed carrying value.

6. PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment, net consist of the following:

	Predecessor	Successor
(Dollars in millions)	December 31, 2015	December 31, 2016
Land and land improvements	$107	$52
Building and leasehold improvements	327	152
Machinery, equipment, and other	2,267	995
Construction-in-progress	30	22
Property, plant, and equipment, gross	2,731	1,221
Accumulated depreciation	(874)	(89)
Property, plant, and equipment, net	$1,857	$1,132

Interest costs capitalized, depreciation expense, and capital expenditures unpaid for the periods presented are as follows:

	Predecessor			Successor
	Year Ended	Year Ended	January 1, 2016	July 15, 2016
	December 31,	December 31,	Through	Through
(Dollars in millions)	2014	2015	July 14, 2016	December 31, 2016
Interest costs capitalized	$2	$2	$1	$1
Depreciation	90	302	97	90
Capital expenditures unpaid	1	9	8	6

In the third quarter of 2016, management concluded that actual operating results were lower than those projected in our plan of reorganization. Such circumstance constituted a triggering event requiring management to conduct a Step 1 impairment test. Based on the results of the Step 1 impairment test, we concluded that the undiscounted estimated future cash flows associated with the remaining long-lived assets exceeded their carrying value and no impairment was recorded. Also, in 2016, based on our plans to temporarily idle the No. 3 paper machine at our Androscoggin mill, we determined a reduction in the useful life of the machine and accordingly recognized $43 million of accelerated depreciation, which is included in Depreciation, amortization, and depletion in our accompanying Consolidated Statements of Operations.

In the third quarter of 2015, we announced plans to make production capacity reductions at our Androscoggin and Wickliffe mills. As a result, we recognized $58 million of accelerated depreciation which is included in Depreciation, amortization and depletion in our accompanying Consolidated Statements of Operations for the year ended December 31, 2015 (Predecessor). Given the capacity reductions, we conducted a Step 1 impairment test as of the announcement date and concluded that the undiscounted estimated future cash flows associated with the remaining long-lived assets exceeded their carrying value and no impairment was recorded.

In 2014, based on our plans to dispose of certain assets held by the legal entities that comprise the Bucksport mill (Verso Bucksport LLC and Verso Bucksport Power LLC), we recorded a fixed asset impairment charge of $89 million, as the carrying value of the assets held for sale were in excess of the fair value less the cost to sell. The fair value was determined based on the December 5, 2014 membership purchase agreement for the sale of the Bucksport mill. The impairment charge was included in Restructuring charges (see also Note 15) in our accompanying Consolidated Statements of Operations for the year ended December 31, 2014 (Predecessor).

7. INTANGIBLES AND OTHER ASSETS

Intangibles and other assets consist of the following:

	Predecessor	Successor
(Dollars in millions)	December 31, 2015	December 31, 2016
Intangible assets:
Customer relationships, net of accumulated amortization of $15 million on December 31, 2015 (Predecessor), and $1 million on December 31, 2016 (Successor)	$28	$25
Predecessor trademarks (Indefinite life)	10	—
Successor trademarks, net of accumulated amortization of $1 million on December 31, 2016 (definite life)	—	15
Other assets:
Planned major maintenance	34	—
Replacement parts and other supplies, net	6	—
Restricted cash	3	3
Other	21	15
Total other assets	$64	$18
Intangibles and other assets, net	$102	$58

As part of fresh-start accounting, we wrote-off the existing intangible assets and accumulated amortization of the Predecessor and recorded an adjustment of $30 million to reflect the fair value of the Intangible and other assets of the Successor (see also Note 2). The intangible assets of the Successor are comprised of customer relationships with a useful life of 10 years and trademarks with a five year useful life. Both are amortized on a straight-line basis. The fair value of trademarks was determined based on the relief from royalty method. We assumed a royalty rate of 0.25% and a five year economic life for our trademarks. The rate was based on analysis of market information.

Amortization expense related to intangible assets for the periods presented is as follows:

	Predecessor			Successor
	Year Ended	Year Ended	January 1, 2016	July 15, 2016
	December 31,	December 31,	Through	Through
(Dollars in millions)	2014	2015	July 14, 2016	December 31, 2016
Customer Relationships	$1	$6	$2	$1
Trademarks	—	—	—	1

The estimated future amortization expense for intangible assets over the next five years is as follows:

(Dollars in millions)
2017	$6
2018	6
2019	6
2020	6
2021	4

When events or circumstances indicate that the carrying amount of an asset may not be recoverable, we assess the potential impairment of intangibles and other long-lived assets by comparing the expected undiscounted future cash flows to the carrying value of those assets. During 2015, we completed our annual impairment test of indefinite lived intangibles and determined that there was no impairment as the fair value of intangibles exceeded their carrying value at December 31, 2015.

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

8. ACCRUED LIABILITIES

A summary of accrued liabilities is as follows:

	Predecessor	Successor
(Dollars in millions)	December 31, 2015	December 31, 2016
Payroll and employee benefit costs	$84	$83
Accrued sales rebates	30	21
Accrued energy	6	10
Accrued taxes - other than income	9	6
Restructuring costs	12	9
Accrued professional and legal fees	6	2
Accrued interest	108	2
Freight and other	12	15
Accrued liabilities	$267	$148

9. DEBT

A summary of debt is as follows:

	Original	Predecessor	Successor
(Dollars in millions)	Maturity	December 31, 2015	December 31, 2016
Revolving Credit Facilities	7/14/2021	$349	$112
Term Loan at par value	10/14/2021	—	211
Old Notes and Term Loans		2,450	—
Unamortized (discount) premium and debt issuance costs, net		80	(30)
Less: Current portion		(2,879)	(28)
Total long-term debt		$—	$265
We determine the fair value of our long-term debt based on market information and a review of prices and terms available for similar obligations.  Our debt is classified as Level 2 within the fair value hierarchy (see Note 1). As of December 31, 2016, the fair value of Verso’s total debt outstanding was $319 million.

Amounts included in interest expense and amounts of cash interest payments related to long-term debt for the periods presented, are as follows:

	Predecessor			Successor
	Year Ended	Year Ended	January 1, 2016	July 15, 2016
	December 31,	December 31,	Through	Through
(Dollars in millions)	2014	2015	July 14, 2016	December 31, 2016
Interest expense	$136	$266	$39	$15
Cash interest paid	117	246	12	12
Debt issuance cost and discount amortization(1)	8	6	—	3
(1) Amortization of debt issuance cost and original issue discount are included in interest expense on the statement of operations.
Exit Credit Facilities
On the Effective Date, pursuant to the terms of Plan, Verso Holdings entered into a $375 million Exit ABL Facility, and a $220 million (with loan proceeds of $198 million after the deduction of the original issue discount) Exit Term Loan Facility.

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

The Exit ABL Facility will mature on July 14, 2021. The outstanding borrowings under the Exit ABL Facility bear interest at a per annum rate equal to, at the option of Verso Holdings, either (i) a customary London interbank offered rate, or “LIBOR,” plus an applicable margin ranging from 1.25% to 2.00% or (ii) a customary base rate plus an applicable margin ranging from 0.25% to 1.00%, determined based upon the average excess availability under the Exit ABL Facility. As of December 31, 2016, the weighted-average interest rate on outstanding borrowings was 3.15%. Verso Holdings is also required to pay a commitment fee for the unused portion of the Exit ABL Facility, which ranges from 0.25% to 0.375% per annum, based upon the average revolver usage under the Exit ABL Facility. Verso Holdings has the right to prepay loans under the Exit ABL Facility at any time without a prepayment penalty, other than customary “breakage” costs with respect to eurocurrency loans. As of December 31, 2016, the outstanding balance of the Exit ABL Facility is $112 million, with $78 million in letters of credit issued, and $157 million available for future borrowings. The Company incurred $3 million of debt issuance costs associated with the Exit ABL Facility and recorded this amount as a direct deduction of the debt liability.

The Exit Term Loan Facility will mature on October 14, 2021. The outstanding borrowings under the Exit Term Loan Facility bear interest at a rate equal to, at the option of Verso Holdings, either (i) a LIBOR (subject to a floor of 1%) plus 11% or (ii) a customary base rate plus 10%. With respect to LIBOR denominated loans under the Exit Credit Facilities, Verso Holdings may elect an interest period of one, two, three or six months or such other period subject to the terms of the Exit Credit Facilities. As of December 31, 2016, the Exit Term Loan’s interest rate was 12% per annum. The term loans provided under the Exit Term Loan Facility are subject to quarterly principal amortization payments in an amount equal to the greater of (a) 2.00% of the initial principal amount of the term loans or (b) the excess cash flow in respect of such quarter as further described under the Exit Term Loan Facility; however, if the liquidity, as defined in the Exit Term Loan Facility, of Verso Holdings is less than $75 million at any time during the 90-day period following the due date of such quarterly amortization payment or excess cash flow payment date, then the portion of such amortization amount that results in such liquidity being less than $75 million will not be payable by Verso Holdings, as further described in the Exit Term Loan Facility.

Per the above described quarterly principal amortization, installments due are at least $4 million (subject to increase depending on excess cash flow) for each quarter ending in 2016 through 2021 with the remaining balance due on October 14, 2021. As the result of the excess cash flow requirement, we are obligated to fund an additional principal amortization of $10 million which is reflected in Current maturities of long-term debt on our accompanying Consolidated Balance Sheets. Any voluntary prepayment by Verso Holdings of the term loans under the Exit Term Loan Facility will be subject to customary “breakage” costs with respect to eurocurrency loans and a 2% call premium until July 14, 2018, and a 1% call premium after July 15, 2018, but before July 14, 2020, and thereafter no call premium will apply to any voluntary prepayment of term loans. Such call premium may also apply to certain repricing amendments of the Term Loan Facility as further described therein. The Company incurred $8 million of debt issuance costs associated with the Exit Term Loan Facility and recorded this amount as a direct deduction of the debt liability.

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

As of December 31, 2016, we were in compliance with the covenants in our Exit Credit Facilities.

The scheduled principal payments required under the debt listed above during the years following December 31, 2016, are set forth below:

(Dollars in millions)
2017	$28
2018	18
2019	18
2020	18
2021	129
Total debt	$211

DIP Financing

In connection with the Chapter 11 Filings, Verso Finance, Verso Holdings and certain of its subsidiaries entered into an asset-based credit facility in an aggregate principal amount of up to $100 million, or the “Verso DIP Facility,” and NewPage Corp and certain of its subsidiaries entered into an asset-based credit facility in an aggregate principal amount of up to $325 million, or the “NewPage DIP ABL Facility,” and a term loan credit facility in an aggregate principal amount of $350 million, or the “NewPage DIP Term Loan Facility. The NewPage DIP Term Loan Facility consisted of $175 million of new money term loans and $175 million of loans that aggregated and replaced existing loans outstanding on the Petition Date (i.e., such loans were deemed to become loans under the NewPage DIP Term Loan Facility), or “NewPage DIP Roll Up Loans.” On January 28, 2016, up to $550 million in loans under the DIP Facilities became available for borrowing following the entry of an order by the Bankruptcy Court approving the DIP Facilities on an interim basis on January 27, 2016. The Bankruptcy Court entered orders approving the DIP Facilities on a final basis on March 2, 2016.

Borrowings under the Verso DIP Facility bore interest at a rate equal to an applicable margin plus, at Verso Holdings’ and NewPage Corp’s option, either (a) a base rate determined by reference to the highest of (1) the U.S. federal funds rate plus 0.50%, (2) the prime rate of the administrative agent, and (3) the adjusted LIBOR (as defined below) for a one-month interest period plus 1.00%, or (b) a eurocurrency rate, or “LIBOR” determined by reference to the costs of funds for eurocurrency deposits in dollars in the London interbank market for the interest period relevant to such borrowing, adjusted for certain additional costs. The applicable margin for advances under both the Verso DIP Facility and the NewPage DIP ABL was 1.50% for base rate advances and 2.50% for LIBOR advances. The applicable margin for advances under the NewPage DIP Term Loan Facility was 8.50% for base rate advances and 9.50% for LIBOR advances. Interest that accrued on any “rolled-up” term loans under the NewPage DIP Term Loan Facility was capitalized, compounded and added to the unpaid principal amount of such “rolled-up” loans on the applicable interest payment date. Verso Holdings and NewPage Corp paid commitment fees for the unused amount of commitments at an annual rate equal to 0.75% and 0.375%, respectively. The Company incurred $22 million of debt issuance costs associated with the DIP Facility which was recorded as interest expense on the Consolidated Statement of Operations during the Predecessor period ended July 14, 2016.

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

Pre-petition Debt

The filing of the Chapter 11 Cases by the Debtors on January 26, 2016 constituted an event of default and automatic acceleration under the agreements governing all of our debt (excluding the $23 million loan from Verso Finance to Chase NMTC Verso Investment Fund). As of the date of the filing of the Chapter 11 Cases, approximately $2.5 billion of debt and interest were outstanding under the Predecessor’s prepetition credit agreements, excluding related unamortized deferred financing costs, discounts/premiums, and deferred gains which were written off to Reorganization items, net upon filing the Chapter 11 Cases. All of the Predecessor’s prepetition debt and interest were cancelled in exchange for the issuance of 34,390,643 of stock or 100% of the Company’s equity (see Note 2). As of December 31, 2015 (Predecessor), substantially all of our debt was reclassified to Current liabilities on the accompanying Consolidated Balance Sheet.
.

A summary of our pre-petition debt is as follows:

	Predecessor
	December 31, 2015
(Dollars in millions)	Original Maturity	Interest Rate	Balance	Par Value
Verso Holdings
Revolving Credit Facilities	5/4/2017	4.36%	$99	$99
11.75% Senior Secured Notes - 2012	1/15/2019	11.75%	423	418
11.75% Senior Secured Notes - 2015	1/15/2019	11.75%	655	645
11.75% Secured Notes - 1.5 Lien Notes	1/15/2019	11.75%	272	272
13% Second Priority Senior Secured Notes	8/1/2020	13.00%	268	181
16% Senior Subordinated Notes	8/1/2020	16.00%	88	65
8.75% Second Priority Senior Secured Notes	2/1/2019	8.75%	96	97
11.38% Senior Subordinated Notes	8/1/2016	11.38%	41	41
NewPage Corp
Revolving Credit Facility	2/11/2019	3.71%	250	250
Floating Rate Senior Secured Term Loan	2/11/2021	9.50%	705	731
Less: Debt issuance costs			(18)	—
Total debt for Verso Corporation(1)			$2,879	$2,799
(1) Total debt for Verso Corporation after offsetting with debt issuance costs. Balance is shown in Current liabilities on the accompanying Consolidated Balance Sheet as of December 31, 2015.

As of December 31, 2015, the fair value of Verso’s total debt was $804 million.

Predecessor Debt Issuances, Modifications, and Exchanges

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

Non-cash financing and investing activities for the year ended December 31, 2015 related to debt conversion include $50 million increase of paid in capital for stock issued for the convertible warrants discussed above and $19 million of accrued interest which was converted into long-term debt. For the periods ended July 14, 2016, and December 31, 2015 and 2014, our interest expense was reduced by $1 million, $21 million, and $2 million respectively, as a result of debt modifications (see Statement of Cash Flows).

10. OTHER LIABILITIES

Other liabilities consist of the following:

	Predecessor	Successor
(Dollars in millions)	December 31, 2015	December 31, 2016
Other employee related obligations	$29	$19
Asset retirement obligations	16	13
Non-controlling interests	8	8
Other postretirement benefit obligation	30	5
Deferred income taxes	8	—
Other	15	3
Other liabilities	$106	$48

11. EARNINGS PER SHARE

On the Effective Date, all issued and outstanding shares of Verso’s old common stock, par value $0.01 per share, including all restricted stock awards and stock options to purchase shares of Verso’s old common stock, were canceled and extinguished. The Successor issued a total of 34,391,000 shares of new Class A Common Stock and Class B Common Stock on the Effective Date. See Note 2 for additional information.

The following table provides a reconciliation of our basic and diluted loss or income per common share:

	Predecessor			Successor
	Year Ended		January 1, 2016	July 15, 2016
	December 31,		Through	Through
	2014	2015	July 14, 2016	December 31, 2016
Net (loss) income available to common shareholders (in millions)	$(353)	$(422)	$1,178	$(32)
Weighted average common shares outstanding (in thousands)	52,835	80,838	81,450	34,391
Weighted average restricted shares (in thousands)	458	457	397	—
Weighted average common shares outstanding - basic	53,293	81,295	81,847	34,391
Dilutive shares from stock options	—	—	—	—
Weighted average common shares outstanding - diluted	53,293	81,295	81,847	34,391
Basic (loss) income per share	$(6.62)	$(5.19)	$14.39	$(0.93)
Diluted (loss) income per share	$(6.62)	$(5.19)	$14.39	$(0.93)

As a result of the net loss from continuing operations presented for the Successor, 0.2 million restricted stock units and 1.8 million Plan Warrants of the Successor have been excluded from the calculations of diluted earnings per share as their inclusion would be anti-dilutive. In accordance with ASC Topic 260, Earnings Per Share, unvested restricted stock awards issued by the Predecessor contained nonforfeitable rights to dividends and qualified as participating securities.  No dividends were declared or paid in the periods presented.

12. RETIREMENT AND OTHER POSTRETIREMENT BENEFITS

Defined Benefit Plans

Verso has three defined benefit pension plans covering approximately 80% of our employees. The pension plans provide defined benefits based on years of service multiplied by a flat monetary benefit or based on a percentage of compensation as defined by the respective plan document. As of December 31, 2015, all of our defined benefit pension plans are frozen to new entrants.  The majority of our pension plan participants are in the union hourly plan and continue to earn service accruals toward their pension benefits but no longer receive multiplier increases.  We also offer a cash balance defined benefit pension plan for certain salaried employees in which participants continue to earn annual interest credits, but no longer earn cash balance benefit credits and a pension plan for certain non-union hourly employees for which benefit accruals are frozen.

The following table summarizes the components of net periodic pension cost for the periods presented:

	Predecessor			Successor
	Year Ended	Year Ended	January 1, 2016	July 15, 2016
	December 31,	December 31,	Through	Through
(Dollars in millions)	2014	2015	July 14, 2016	December 31, 2016
Components of net periodic pension cost (income):
Service cost	$6	$11	$9	$8
Interest cost	4	65	36	31
Expected return on plan assets	(4)	(83)	(40)	(39)
Amortization of prior service cost	1	—	—	—
Amortization of actuarial loss	—	2	1	—
Curtailment	1	1	—	—
Special termination benefits	—	3	—	—
Net periodic pension cost (income)	$8	$(1)	$6	$—

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

The following table provides detail on prior service cost and net actuarial loss recognized in Accumulated other comprehensive loss:

	Predecessor	Successor
(Dollars in millions)	December 31, 2015	December 31, 2016
Amounts recognized in Accumulated other comprehensive loss (income):
Prior service cost, net of tax	$—	$—
Net actuarial loss (income), net of tax	103	(126)

There is zero estimated net actuarial loss and zero estimated prior service cost that will be amortized from Accumulated other comprehensive income into net periodic pension cost during 2017.

We make contributions that are sufficient to fund our actuarially determined costs, generally equal to the minimum amounts required by the Employee Retirement Income Security Act. The Successor made contributions to the pension plans of $10 million in 2016. Predecessor contributions were $16 million through July 14, 2016, $28 million in 2015, and $8 million in 2014.  In 2017, we expect to make cash contributions of approximately $32 million to the pension plans. We expect no plan assets to be returned to the Company in 2017.

The following table sets forth a reconciliation of the pension plans’ benefit obligations, plan assets and funded status for the periods presented:

	Predecessor		Successor
	Year Ended	January 1, 2016	July 15, 2016
	December 31,	Through	Through
(Dollars in millions)	2015	July 14, 2016	December 31, 2016
Change in Projected Benefit Obligation:
Benefit obligation at beginning of period	$103	$1,672	$1,839
Acquisition of NewPage plans	1,603	—	—
Service cost	11	9	8
Interest cost	65	36	31
Actuarial (gain) loss	(33)	162	(152)
Benefits paid	(81)	(40)	(54)
Curtailment	1	—	—
Special termination benefits	3	—	—
Benefit obligation at end of period	$1,672	$1,839	$1,672
Change in Plan Assets:
Plan assets at fair value at beginning of period	$62	$1,144	$1,192
Acquisition of NewPage plans	1,164	—	—
Actual net return on plan assets	(29)	72	33
Employer contributions	28	16	10
Benefits paid	(81)	(40)	(54)
Plan assets at fair value at end of period	$1,144	$1,192	$1,181
Underfunded projected benefit obligation recognized in Pension benefit obligation on the consolidated balance sheets	$(528)	$(647)	$(491)

The accumulated benefit obligation for the Successor was $1,672 million at December 31, 2016, and the accumulated benefit obligation for the Predecessor was $1,839 million at July 14, 2016, and $1,672 million at December 31, 2015.

The following table summarizes expected future pension benefit payments:

(Dollars in millions)
2017	$83
2018	86
2019	89
2020	91
2021	95
2022-2026	502

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

The actuarial assumptions used in the defined benefit pension plans were as follows:

	Predecessor			Successor
	Year Ended	Year Ended	January 1, 2016	July 15, 2016
	December 31,	December 31,	Through	Through
	2014	2015	July 14, 2016	December 31, 2016
Weighted average assumptions used to determine benefit obligations as of end of period:
Discount rate	3.83%	4.17%	3.43%	3.99%
Rate of compensation increase	N/A	N/A	N/A	N/A
Weighted average assumptions used to determine net periodic pension cost for the period:
Discount rate	4.75%	3.98%	4.17%	3.43%
Rate of compensation increase	N/A	N/A	N/A	N/A
Expected long-term return on plan assets	6.50%	7.05%	6.75%	6.75%

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

The following table provides the pension plans’ asset allocation for the periods presented:

	Allocation of Plan Assets
	Predecessor		Successor
	2015	Allocation on	2016	Allocation on
	Targeted	December 31,	Targeted	December 31,
	Allocation	2015	Allocation	2016
Fixed income:	50-70%		35-55%
Money market funds		2%		—%
Fixed income funds		40%		36%
Equity securities:	25-50%		35-60%
Domestic equity funds - large cap		28%		31%
Domestic equity funds - small cap		4%		5%
International equity funds		17%		17%
Other:	4-15%		4-15%
Hedge funds, private equity, real estate, commodities		9%		11%

ASC Topic 820 provides a common definition of fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  The fair value framework requires the categorization of assets and liabilities into three levels based upon the assumptions used to value the assets or liabilities (see Note 1).
In accordance with accounting guidance ASU 2015-07, certain of our investments have been valued using the NAV per share (or its equivalent) practical expedient and are therefore not classified in the fair value hierarchy. The fair value amounts presented in these tables for our investments are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the reconciliation of changes in the plan's benefit obligations and fair value of plan assets above.

The following table sets forth by level, within the fair value hierarchy, the pension plans’ assets at fair value as of the periods presented:

(Dollars in millions)	Total	Level 1	Level 2	Level 3	Assets Valued at NAV Practical Expedient
December 31, 2016 (Successor)
Fixed income funds	$421	$58	$—	$—	$363
Domestic equity funds - large cap	365	22	—	—	343
International equity funds	204	94	—	—	110
Domestic equity funds - small cap	64	10	—	—	54
Money market	—	—	—	—	—
Other (hedge funds, private equity, real estate, commodities)	127	7	—	—	120
Total assets at fair value	$1,181	$191	$—	$—	$990
December 31, 2015 (Predecessor)
Fixed income funds	$461	$87	$—	$—	$374
Domestic equity funds - large cap	325	19	—	—	306
International equity funds	189	85	—	—	104
Domestic equity funds - small cap	51	7	—	—	44
Money market	19	19	—	—	—
Other (hedge funds, private equity, real estate, commodities)	99	6	—	—	93
Total assets at fair value	$1,144	$223	$—	$—	$921

The majority of our investments are comprised of investments in publicly traded mutual funds and common/collective trusts. Publicly traded mutual funds are valued based on their publicly traded exchange value and common/collective trusts are valued using a NAV provided by the manager of each fund. The NAV is based on the underlying net assets owned by the fund, divided by the number of shares or units outstanding. The fair value of the underlying securities within the fund, which are generally traded on an active market, are valued at the closing price reported on the active market on which those individual securities are traded.

We invest in certain hedge funds and private equity funds that are valued based on the NAV derived by the investment managers, as a practical expedient, these investments are described further below.

(Dollars in millions)	Fair Value	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Multi-Strategy Hedge Fund (a)	$2	$—	Annually	45 days
Debt Securities Hedge Fund (b)	61	—	Semi-Annually	90 days
Private Equity (c)	14	3	N/A	N/A
	$77	$3
_________
(a) The fund invests in equities, equity-related instruments, fixed income and other debt-related instruments, real estate and other tangible assets, cash and cash equivalents, options, futures, swaps and other derivatives. The fund utilizes leverage in its investment program and includes both long and short positions. The fund’s investment objective is to generate consistent, absolute returns with low volatility.

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

Other Postretirement Benefits

The following table sets forth a reconciliation of the other postretirement benefits and plan assets and also the funded status as of the periods presented:

	Predecessor		Successor
	Year Ended	January 1, 2016	July 15, 2016
	December 31,	Through	Through
(Dollars in millions)	2015	July 14, 2016	December 31, 2016
Change in Projected Benefit Obligation:
Benefit obligation at beginning of period	$—	$37	$35
Acquisition of NewPage plans	47	—	—
Service cost	—	—	—
Interest cost	1	1	1
Plan amendments and settlements	(3)	—	(25)
Benefits paid	(7)	(4)	(3)
Actuarial (gain) loss	(1)	1	(1)
Benefit obligation at end of period	$37	$35	$7
Change in Plan Assets:
Plan assets at fair value at beginning of period	$—	$—	$—
Employer contributions	7	4	3
Benefits paid	(7)	(4)	(3)
Plan assets at fair value at end of period	$—	$—	$—
Funded status at end of period	$(37)	$(35)	$(7)

	Predecessor		Successor
	Year Ended	January 1, 2016	July 15, 2016
	December 31,	Through	Through
(Dollars in millions)	2015	July 14, 2016	December 31, 2016
Included in the balance sheet:
Other current liabilities	$(7)	$(3)	$(2)
Other long-term obligations	(30)	(32)	(5)
Total net liability	(37)	(35)	(7)
Weighted average assumptions used to determine benefit obligations as of end of period:
Discount rate	3.73%	3.09%	3.32%
Weighted average assumptions used to determine net periodic pension cost for the period:
Discount rate	3.43%	3.73%	3.09%

The assumed discount rates used in determining the benefit obligations were determined by reference to the yield of a settlement portfolio from a universe of high quality bonds across the full maturity spectrum generally rated at Aa maturing in conjunction with the expected timing and amount of future benefit payments.

We ceased providing postretirement benefits of certain retirees not covered by the current collective bargaining agreements and terminated the associated plans effective December 31, 2016, resulting in a gain on plan termination of $25 million primarily included in Costs of Products Sold in the accompanying Consolidated Statement of Operations.

The following table summarizes the components of net periodic postretirement (income) cost for the periods presented:

	Predecessor		Successor
	Year Ended	January 1, 2016	July 15, 2016
	December 31,	Through	Through
(Dollars in millions)	2015	July 14, 2016	December 31, 2016
Components of net periodic postretirement benefit (income) cost:
Service cost	$—	$—	$—
Interest cost	1	1	1
Amortization of prior service cost	(3)	—	—
Settlement	—	—	(25)
Net periodic postretirement benefit (income) cost	$(2)	$1	$(24)

The annual rate of increase in healthcare costs is assumed to decline ratably each year until reaching 4.5% in 2030.

A one-percentage-point change in assumed retiree healthcare costs trend rates would have an insignificant impact on the total service cost, interest cost and accumulated postretirement benefit obligation at December 31, 2016.

The following table provides detail on prior service cost and net actuarial loss (income) recognized in Accumulated other comprehensive loss (income) for the periods presented:

	Predecessor	Successor
(Dollars in millions)	2015	2016
Amounts recognized in Accumulated other comprehensive loss (income):
Prior service cost, net of tax	$—	$—
Net actuarial income, net of tax	(1)	(1)

There is no estimated net actuarial loss and prior service cost that will be amortized from Accumulated other comprehensive loss (income) into net periodic pension cost during 2017.

The following table summarizes expected future postretirement benefit payments:

(Dollars in millions)
2017	$2
2018	2
2019	1
2020	1
2021	1
2022-2026	1

In 2017, we expect to make cash contributions of approximately $2 million to the other postretirement benefit plans.

Defined Contribution Plans

We also sponsor defined contribution plans for certain employees. Employees may elect to contribute a percentage of their salary on a pre-tax basis, subject to regulatory limitations, into an account with an independent trustee which can then be invested in a variety of investment options at the employee’s discretion. We may also contribute to the employee’s account depending upon the requirements of the plan. For certain employees, these employer contributions may be in the form of a specified percentage of each employee’s total compensation or in the form of discretionary profit-sharing that may vary depending on the achievement of certain company objectives. Certain defined contribution benefits are provided in accordance with collective bargaining agreements.  Expense under these plans are presented below.

We sponsor 401(k) plans to provide salaried and hourly employees an opportunity to accumulate personal funds and to provide additional benefits for retirement.  Employee contributions may be made on a before-tax or after-tax basis to the plan.  Employer matching contributions under the plans are presented below.

	Predecessor			Successor
	Year Ended	Year Ended	January 1, 2016	July 15, 2016
	December 31,	December 31,	Through	Through
(Dollars in millions)	2014	2015	July 14, 2016	December 31, 2016
Defined Contribution Plans
Defined contribution benefits expense	$5	$17	$8	$8
Employer 401(k) matching contributions	7	16	8	6

13. EQUITY AWARDS

On the Effective Date, pursuant to the operation of the Plan, the Verso Corporation Performance Incentive Plan, or the “2016 Incentive Plan,” became effective. The maximum number of shares of Class A Common Stock authorized to be issued or transferred pursuant to awards under the 2016 Incentive Plan is 3.6 million. The Compensation Committee of the board of directors is the administrator of the 2016 Incentive Plan. Under the 2016 Incentive Plan, stock awards may be granted to employees, consultants, and directors upon approval by the board of directors. There were no stock awards issued on the Effective Date pursuant to the Plan.
Subsequent to the Effective Date, Verso issued 0.2 million restricted stock units to its executives, directors and certain senior managers with a weighted-average grant date fair value of $11.19 per share, based on the closing market price of our Class A Common Stock on the date of grant. Certain restrictions lapse on the earliest to occur of the following: (a) July 28, 2017; (b) the date immediately preceding the date on which Verso holds its 2017 annual meeting of stockholders; or (c) the date on which a Change of Control occurs, as defined in the 2016 Incentive Plan. Other restrictions lapse in equal annual installments on each of the first three anniversaries of the date of grant. On December 31, 2016, there was approximately $1 million of unrecognized compensation cost related to restricted stock units which is expected to be recognized over a weighted-average period of approximately 2 years.
Prior to the Effective Date, Verso had shares and share-based awards outstanding under the Amended and Restated 2008 Incentive Award Plan, or the “2008 Incentive Plan.” On the Effective Date, pursuant to the operation of the Plan, the prior employee incentive plans and other employment agreements were terminated and any awards issued under them were no longer honored. Under the 2008 Incentive Plan, up to 11 million shares of our old common stock were authorized for the issuance of stock awards to be granted to employees, consultants, and directors upon approval by the board of directors.

We had issued non-qualified stock options to certain non-employee directors that vested upon grant and expired 10 years from the date of grant.  We also issued time-based non-qualified stock options to officers and management employees in 2015, and 2014.  The time-based options vested one to three years from the date of grant and expired seven years from the date of grant.

Further information relating to stock options is as follows:

(in millions)	Options Outstanding
Outstanding on 12/31/2013 (Predecessor)	4
Options granted	2
Exercised	—
Outstanding on 12/31/2014 (Predecessor)	6
Options granted	3
Forfeited	(1)
Outstanding on 12/31/2015 (Predecessor)	8
Cancellation of Predecessor stock awards	(8)
Outstanding on 7/15/2016 (Successor)	—

There were no stock options outstanding as of December 31, 2016 (Successor).

The Successor recognized negligible equity award expense for the period July 15, 2016 to December 31, 2016. We also recognized equity award expense of $4 million for the period from January 1 to July 14, 2016 (Predecessor), $3 million for the year ended December 31, 2015 (Predecessor) and $2 million for the year ended December 31, 2014 (Predecessor).

14. RELATED PARTY TRANSACTIONS

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

Transactions with Affiliates — Prior to the Effective Date, we transacted business with affiliates of Apollo from time to time. Our product sales to Apollo affiliates were approximately $15 million for the period of January 1 through July 14, 2016 (Predecessor) and $26 million for the year ended December 31, 2015 (Predecessor). Our related accounts receivable were approximately $3 million as of July 14, 2016 (Predecessor) and $1 million as of December 31, 2015 (Predecessor). Our product purchases from Apollo affiliates were negligible for the Predecessor. As of the Effective date, Apollo is no longer a related party.

For the period from July 15 to December 31, 2016 (Successor), we did not transact business with affiliates, however upon the Effective Date, several of our significant debtholders became our stockholders.

15. RESTRUCTURING CHARGES

Corporate Restructuring - In November 2016, Verso announced the closure of its Memphis office headquarters and relocation of its Corporate headquarters to Miamisburg, Ohio. In connection with the Memphis office closure, severance and benefit costs of $2 million were incurred and are included in Accrued liabilities on our accompanying Consolidated Balance Sheet as of December 31, 2016.

In January 2015, in connection with the NewPage acquisition, Verso executed a restructuring of its operations to integrate the historical Verso and NewPage operations, generate cost savings and capture synergies across the combined company.
The following table details the Predecessor restructuring charges incurred related to the NewPage acquisition. Restructuring costs of the Predecessor were primarily attributable to the paper segment as included in Restructuring charges on our accompanying Consolidated Statements of Operations:

	Predecessor
	Year
	Ended	Cumulative
(Dollars in millions)	December 31, 2015	Incurred
Property and equipment - disposal	$4	$4
Severance and benefit costs	16	16
Total restructuring costs	$20	$20

The following details the changes in our restructuring reserve liabilities related to the Corporate restructuring including restructuring activities related to the Memphis corporate headquarters closure (Successor) and NewPage acquisition (Predecessor) which are included in Accrued liabilities on our Consolidated Balance Sheets:

	Predecessor		Successor
	Year	January 1, 2016	July 15, 2016
	Ended	Through	Through
(Dollars in millions)	December 31, 2015	July 14, 2016	December 31, 2016
Beginning balance of reserve	$—	$5	$2
Severance and benefit costs	16	—	2
Severance and benefit payments	(11)	(3)	(1)
Ending balance of reserve	$5	$2	$3
Androscoggin/Wickliffe Capacity Reduction - On August 20, 2015, Verso announced plans to make production capacity reductions at two of our mills by shutting down the No. 1 pulp dryer and No. 2 paper machine at our mill in Androscoggin, Maine, and by indefinitely idling our mill in Wickliffe, Kentucky. Together, these actions will reduce our annual production capacity by 430,000 tons of coated paper and 130,000 tons of dried market pulp. On April 5, 2016, we announced our decision to permanently close the Wickliffe mill and the associated Property, plant, and equipment were written down to salvage value.

The following table details the charges incurred related primarily to the Androscoggin/Wickliffe capacity reductions and primarily attributable to the paper segment as included in Restructuring charges on our accompanying Consolidated Statements of Operations for the Predecessor:

	Predecessor
	Year	January 1, 2016
	Ended	Through	Cumulative
(Dollars in millions)	December 31, 2015	July 14, 2016	Incurred
Property and equipment	$—	$127	$127
Severance and benefit costs	16	10	26
Write-off of spare parts, inventory and other assets	3	9	12
Write-off of purchase obligations and commitments	1	2	3
Other miscellaneous costs	1	3	4
Total restructuring costs	$21	$151	$172
Severance and benefit costs for the period January 1, 2016 to July 14, 2016 (Predecessor) in excess of severance and benefits costs accrued were primarily the result of $3 million of salaries and benefit costs for employees continuing to provide services, which were expensed as incurred.

Severance and benefit costs for the year ended December 31, 2015 (Predecessor) in excess of severance and benefits costs accrued were primarily the result of approximately $4 million of non-cash pension expenses and $1 million of salaries and benefit costs for employees continuing to provide services, which were expensed as incurred.

The following table details the charges incurred related primarily to the Androscoggin/Wickliffe capacity reductions as included in Restructuring charges on our accompanying Consolidated Statements of Operations for the Successor:

	Successor
	July 14, 2016
	Through	Cumulative
(Dollars in millions)	December 31, 2016	Incurred
Severance and benefit costs	5	5
Write-off of purchase obligations and commitments	1	1
Other miscellaneous costs	3	3
Total restructuring costs	$9	$9

The following details the changes in our restructuring reserve liabilities related to the Androscoggin/Wickliffe Capacity Reduction during the year ended December 31, 2015 and the period January 1, 2016 to July 14, 2016 (Predecessor), and the period July 15, 2016 to December 31, 2016 (Successor), which are included in Accrued liabilities on our Consolidated Balance Sheets:

	Predecessor		Successor
	Year	January 1, 2016	July 15, 2016
	Ended	Through	Through
(Dollars in millions)	December 31, 2015	July 14, 2016	December 31, 2016
Beginning balance of reserve	$—	$7	$5
Severance and benefit costs	11	7	4
Severance and benefit payments	(4)	(10)	(3)
Purchase obligations	1	2	1
Payments on purchase obligations	(1)	—	(1)
Purchase obligations reserve adjustments	—	(1)	—
Ending balance of reserve	$7	$5	$6
On November 1, 2016, we announced the temporary idling of the No. 3 paper machine at our Androscoggin mill. In connection with the temporary idling, we determined a reduction in the useful life of the machine and accordingly recognized $43 million of accelerated depreciation, which is included in Depreciation, amortization, and depletion in our accompanying Consolidated Statements of Operations (Successor).

In the third quarter of 2015, we announced plans to make production capacity reductions at our Androscoggin and Wickliffe mills. As a result, we recognized $58 million of accelerated depreciation which is included in Depreciation, amortization and depletion in our accompanying Consolidated Statements of Operations for the year ended December 31, 2015 (Predecessor).
Bucksport Mill Closure - On October 1, 2014, Verso announced plans to close our paper mill in Bucksport, Maine, and we ceased paper manufacturing operations in December 2014. The mill closure reduced Verso’s annual coated groundwood paper production capacity by approximately 350,000 tons and its annual specialty paper production capacity by approximately 55,000 tons. The Bucksport mill and related assets were subsequently sold (see also Note 5).
The following table details the charges incurred related primarily to the Bucksport mill closure in 2014 as included in Restructuring charges on our accompanying Consolidated Statements of Operations:

	Predecessor
	Year	Year
	Ended	Ended	Cumulative
(Dollars in millions)	December 31, 2014	December 31, 2015	Incurred
Property and equipment	$89	$—	$89
Severance and benefit costs	27	2	29
Write-off of spare parts, inventory and other assets	14	—	14
Write-off of purchase obligations and commitments	2	6	8
Other miscellaneous costs	3	4	7
Total restructuring costs	$135	$12	$147
There were no restructuring charges related to the Bucksport shutdown during 2016.

16. INCOME TAXES

The following is a summary of the components of the (benefit) provision for income taxes for Verso:

	Predecessor			Successor
	Year Ended	Year Ended	January 1, 2016	July 15, 2016
	December 31,	December 31,	Through	Through
(Dollars in millions)	2014	2015	July 14, 2016	December 31, 2016
Current tax (benefit) provision:
U.S. federal	$—	$—	$—	$—
U.S. state and local	(1)	—	—	—
Total current tax provision (benefit)	(1)	—	—	—
Deferred tax (benefit) provision:
U.S. federal	(112)	(136)	549	(19)
U.S. state and local	(14)	(37)	78	2
Changes to reorganization	—	—	8	—
Total deferred tax (benefit) provision	(126)	(173)	635	(17)
Less: valuation allowance	124	170	(635)	17
Allocation of tax to Other Comprehensive Income	—	—	—	(20)
Total income tax (benefit) provision	$(3)	$(3)	$—	$(20)

A reconciliation of income tax expense using the statutory federal income tax rate compared with actual income tax expense follows:

	Predecessor			Successor
	Year Ended	Year Ended	January 1, 2016	July 15, 2016
	December 31,	December 31,	Through	Through
(Dollars in millions)	2014	2015	July 14, 2016	December 31, 2016
Tax at Statutory U.S. Rate of 35% in 2016 and 2015, and 34% in 2014	$(121)	$(149)	$412	$(18)
Increase resulting from:
Reorganization costs and fresh-start accounting	—	—	(680)	—
Allocation of tax to Other Comprehensive Income related to pension and other postretirement benefits.	—	—	—	(20)
Federal net operating losses	—	—	818
Cancellation of debt income	—	11	—	—
Disallowed interest expense	—	5	—	—
Nondeductible transaction costs	9	(4)	—	—
Other expenses	—	1	—	—
Net permanent differences	9	13	138	(20)
Valuation allowance	124	170	(635)	17
Changed to reorganization	—	—	8	—
State income taxes (benefit)	(15)	(37)	78	2
Other	—	—	(1)	(1)
Total income tax (benefit) provision	$(3)	$(3)	$—	$(20)

The following is a summary of the significant components of our net deferred tax liability:

	Predecessor	Successor
(Dollars in millions)	December 31, 2015	December 31, 2016
Deferred tax assets:
Net operating loss and credit carryforwards	$991	$76
Pension	181	251
Cancellation of debt income	30	—
Compensation obligations	24	25
Inventory reserves/capitalization	18	43
Capitalized expenses	10	4
Payment-in-kind interest	10	—
Intangible assets	5	—
Other	17	21
Gross deferred tax assets	1,286	420
Less: valuation allowance	(811)	(193)
Deferred tax assets, net of allowance	$475	$227
Deferred tax liabilities:
Property, plant, and equipment	$(475)	$(207)
Planned major maintenance	(5)	—
Cancellation of debt income deferral	—	(13)
Intangible assets	—	(4)
Other	(3)	(3)
Total deferred tax liabilities	(483)	(227)
Net deferred tax liabilities	$(8)	$—

The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Based on our lack of historical earnings, management believes it is more likely than not that Verso will not realize the benefits of those deductible differences.

Upon the Effective Date of the Plan, certain debt obligations of the Company were extinguished. Absent an exception, a debtor recognizes cancellation of debt income, or “CODI,” upon discharge of its outstanding indebtedness for an amount less than its original issue price. The Internal Revenue Code, or “IRC,” provides that a debtor in a bankruptcy case may exclude CODI from taxable income but must reduce certain of its tax attributes by the amount of the CODI realized as a result of the consummation of a plan of reorganization. Also, IRC Section 382 limits our ability to utilize our losses in the future. This has resulted in a reduction of our federal net operating losses available to be utilized in the future to approximately $190 million at the end of 2016.

ASC 740-20-45-7 requires that a Company allocate tax expense to other comprehensive income, or “OCI,” and a corresponding tax benefit to income from continuing operations when there is a pre-tax loss from continuing operations and pretax income in OCI. In 2016, Verso allocated approximately $20 million of tax expense to OCI and recognizing a $20 million tax benefit in continuing operations.

The valuation allowance for deferred tax assets as of December 31, 2016, and December 31, 2015 were $193 million and $811 million, respectively.  The decrease in the valuation allowance in 2016 of $618 million is primarily attributable to the effect of the plan of reorganization, fresh start accounting , and attribute reduction during 2016. It is less than more likely than not that Verso will realize these carryforward benefits in the future.

Income tax benefits of $251 million related to pension and OPEB liabilities are recorded of which $58 million is attributable to other comprehensive income.

Verso’s policy is to record interest paid or received with respect to income taxes as interest expense or interest income, respectively, in the Consolidated Statements of Operations. The total amount of tax related interest and penalties in the accompanying Consolidated Balance Sheets was zero at December 31, 2016 (Successor) and 2015 (Predecessor). The amount of expense (benefit) for interest and penalties included in the Consolidated Statements of Operations was zero for all periods presented.

Verso has federal net operating loss carryforwards totaling approximately $2,600 million as of December 31, 2016, which begin to expire at the end of 2034. We believe that these net operating losses will be reduced by attribute reduction and IRC Section 382 limits to approximately $190 million available to be utilized in the future.

Verso has state net operating loss carryforwards, after apportionment, totaling approximately $1,571 million as of December 31, 2016. We believe that these net operating losses will be reduced by attribute reduction and IRC Section 382 limits to approximately $34 million available to be utilized in the future.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(Dollars in millions)
Balance at December 31, 2014 - Predecessor	$—
Acquired in NewPage Transaction	5
Derecognition of Credits limited by Section 383	(2)
Balance at December 31, 2015 - Predecessor	3
Additions	—
Reductions	—
Balance at July 14, 2016 - Predecessor	$3

Balance at July 14, 2016 - Successor	$3
Additions	—
Reductions	—
Balance at December 31, 2016 - Successor	$3

None of the unrecognized tax benefits are expected to significantly increase or decrease in the next twelve months. None of the unrecognized tax benefits would, if recognized, affect the effective tax rate.

Verso is subject to various federal, state, and local income tax audits for the tax years ended December 31, 2011 through 2016.  As of the current date, there are no ongoing federal or state income tax audits.

17. NEW MARKET TAX CREDIT ENTITIES

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

We have determined that the Investment Fund is a variable interest entity, or “VIE,” of which we are the primary beneficiary, and have consolidated it in accordance with the accounting standard for consolidation.  Chase’s contribution, net of syndication fees, is included in Other liabilities in the accompanying Consolidated Balance Sheets.  The impact of the VIE was $8 million of Other liabilities as of December 31, 2015 and December 31, 2016. Direct costs incurred in structuring the financing arrangement are deferred and will be recognized as expense over the term of the loans.  Incremental costs to maintain the structure during the compliance period are recognized as incurred.

18. COMMITMENTS AND CONTINGENCIES

Operating Leases — We have entered into operating lease agreements, which expire at various dates through 2022, primarily related to warehouse and office space leases.  Rental expense under operating leases amounted to $4 million for the period July 15, 2016 to December 31, 2016 (Successor), $6 million for the period January 1, 2016 to July 14, 2016 (Predecessor), $16 million for the year ended 2015 (Predecessor), and $7 million for the year ended 2014 (Predecessor).

The following table, as of December 31, 2016, represents the future minimum rental payments due under non-cancelable operating leases that have initial or remaining lease terms in excess of one year:

(Dollars in millions)
2017	$8
2018	6
2019	2
2020	1
2021	1
Thereafter	1
Total	$19

Purchase obligations — We have entered into unconditional purchase obligations in the ordinary course of business for the purchase of certain raw materials, energy, and services.  The following table, as of December 31, 2016, summarizes our unconditional purchase obligations.

(Dollars in millions)
2017	$47
2018	42
2019	38
2020	34
2021	5
Thereafter	16
Total	$182

Represented Employees — Approximately 70% of our hourly workforce is represented by unions. All represented employees were covered by the Master Labor Agreement 2012–2016, dated as of December 21, 2012, covering wages and benefits; certain represented mills also had local agreements covering general work rules, until the expiration of the Master Labor Agreement in December of 2016. The parties continue to have a dialogue toward reaching a new agreement. In the interim, each of the represented sites has local agreements which govern wages and benefits, along with terms and conditions of employment on the local level. In the event the Master Labor Agreement is not renegotiated, management will bargain site by site as local agreements reach their respective expiration dates.

Severance Arrangements — Under our severance policy, and subject to certain terms and conditions, if the employment of a salaried employee or a non-union hourly employee is terminated under specified circumstances, the employee is eligible to receive a termination allowance based on the employee’s eligible pay, employee classification, and applicable service as follows: (i) prescribed minimum weeks of eligible pay based on employee classification, plus (ii) one week of eligible pay multiplied by years of service not in excess of 10 years of service for employees with one through 10 years of service, and (iii) for employees with eleven and above years of service, an additional two weeks of eligible pay multiplied by years of service in excess of 10 years of service. In any event, the allowance is not less than two weeks of eligible pay and not more than 52 weeks of eligible pay.  Termination allowances for union employees are subject to collective bargaining rules.  We also may elect to provide the employee with other severance benefits such as prorated and/or reduced incentive awards under our incentive plans and programs, subsidized continuation medical and dental insurance coverage, and outplacement services.  Our executive officers are also entitled to receive additional severance benefits under their contracts with us in the event of the termination of their employment under certain circumstances.

Expera Specialty Solutions, LLC — We were a party to a long-term supply agreement with Expera Specialty Solutions, or “Expera,” for the manufacture of specialty paper products on paper machine no. 5 at our Androscoggin mill in Jay, Maine. The agreement, which was an element of the sale by International Paper Company of its industrial paper business to Thilmany, LLC in 2005, had a 12-year term expiring on June 1, 2017. Verso, as the assignee of International Paper, was responsible for the machine’s routine maintenance and Expera was responsible for any capital expenditures specific to the machine. The agreement required Expera to pay us a variable charge for the paper purchased and a fixed charge for the availability of the paper machine. Expera had the right to terminate the agreement if certain events occurred.

On May 25, 2016, the Bankruptcy Court authorized Verso to reject its supply agreement with Expera effective on May 4, 2016. Moving forward from the rejection of this agreement, we intend to continue producing our own portfolio of specialty paper products on paper machine no. 5 at our Androscoggin mill.

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

The following table summarizes the reportable segments for the periods presented:

	Predecessor
	Year Ended		January 1, 2016
	December 31,		Through
(Dollars in millions)	2014	2015	July 14, 2016
Net Sales:
Paper	$1,136	$2,914	$1,349
Pulp	161	252	91
Intercompany eliminations	—	(44)	(23)
Total	$1,297	$3,122	$1,417
Operating (Loss) Income:
Paper (1)	$(194)	$(129)	$(104)
Pulp	19	(26)	(17)
Total	$(175)	$(155)	$(121)
Depreciation, Amortization, and Depletion:
Paper	$76	$278	$92
Pulp	15	30	8
Total	$91	$308	$100
Capital Spending:
Paper	$32	$51	$26
Pulp	10	13	5
Total	$42	$64	$31
(1)In 2014 and 2015, Restructuring charges attributable to the paper segment were $135 million and $49 million, respectively. Operating losses in the period from January 1, 2016 to July 14, 2016 (Predecessor), include $135 million of Restructuring charges attributable to the paper segment and $16 million of Restructuring charges related to the pulp segment.

20. UNAUDITED QUARTERLY DATA

Our quarterly financial data is as follows:

	Predecessor							Successor
							July 1,	July 15,
							2016	2016
(Dollars in millions, except per share amounts)	First	Second	Third	Fourth	First	Second	Through	Through	Fourth
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	July 14,	September 30,	Quarter
	2015	2015	2015	2015	2016	2016	2016	2016	2016
Summary Statement of Operations Data:
Net sales	$806	$778	$782	$756	$690	$630	$97	$578	$646
Gross margin(1)	78	121	105	91	72	82	14	19	107
Cost of products sold (exclusive of depreciation, amortization and depletion)	728	657	677	665	618	548	83	559	539
Depreciation, amortization and depletion	57	64	60	127	48	45	7	24	69
Selling, general, and administrative expenses	55	46	33	53	47	40	8	23	26
Restructuring charges (2)	22	6	55	(29)	144	7	—	2	9
Other operating expense (income)	—	—	—	1	(57)	—	—	2	6
Interest income	—	—	—	—	—	—	—	—	—
Interest expense	66	67	68	69	26	11	2	8	9
Reorganization items, net	—	—	—	—	(48)	12	(1,302)	—	—
Other loss, net	—	—	—	—	—	—	—	—	—
Income tax benefit	—	(2)	—	(1)	—	—	—	—	(20)
Net income (loss)	(122)	(60)	(111)	(129)	(88)	(33)	1,299	(40)	8
Share Data:
Earnings (loss) per share:
Basic	$(1.53)	$(0.73)	$(1.36)	$(1.58)	$(1.07)	$(0.40)	$15.88	$(1.16)	$0.23
Diluted	(1.53)	(0.73)	(1.36)	(1.58)	(1.07)	(0.40)	15.88	(1.16)	0.23
Weighted average shares of common stock outstanding (thousands):
Basic	79,670	81,763	81,842	81,876	81,869	81,828	81,823	34,391	34,391
Diluted	79,670	81,763	81,842	81,876	81,869	81,828	81,823	34,391	34,391
Closing price per share:
High								$12.00	$7.16
Low								5.66	4.82
Period-end								6.45	7.10
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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2016.  Based upon this evaluation, and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2016.

Reports on Internal Control Over Financial Reporting

Management’s report on our internal control over financial reporting is included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the fiscal quarter ended December 31, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item for Verso is incorporated by reference from portions of the definitive proxy statement of Verso Corporation to be filed within 120 days after December 31, 2016, pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with the 2017 annual meeting of stockholders of Verso Corporation.

Item 11. Executive Compensation

The information required by this item for Verso is incorporated by reference from portions of the definitive proxy statement of Verso Corporation to be filed within 120 days after December 31, 2016, pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with the 2017 annual meeting of stockholders of Verso Corporation.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item for Verso is incorporated by reference from portions of the definitive proxy statement of Verso Corporation to be filed within 120 days after December 31, 2016, pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with the 2017 annual meeting of stockholders of Verso Corporation.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item for Verso is incorporated by reference from portions of the definitive proxy statement of Verso Corporation to be filed within 120 days after December 31, 2016, pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with the 2017 annual meeting of stockholders of Verso Corporation.

Item 14. Principal Accountant Fees and Services

The information required by this item for Verso is incorporated by reference from portions of the definitive proxy statement of Verso Corporation to be filed within 120 days after December 31, 2016, pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with the 2017 annual meeting of stockholders of Verso Corporation

Part IV

Item 15. Exhibits and Financial Statement Schedule

Financial Statements

See the Index to Financial Statements in “Financial Statements and Supplementary Data.”

Exhibits

The following exhibits are included with this report:

Exhibit
Number	Description of Exhibit

2.1	Order Confirming Debtors’ First Modified Third Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code on June 23, 2016. (1)

2.2	Debtors’ First Modified Third Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code. (2)

3.1	Amended and Restated Certificate of Incorporation of Verso Corporation. (3)

3.2	Amended and Restated Bylaws of Verso Corporation. (4)

4.1	Form of specimen Class A Common stock certificate. (5)

4.2	Form of specimen Class B Common stock certificate. (6)

4.3	Form of specimen Plan Warrant certificate. (7)

10.1	Warrant Agreement dated as of July 15, 2016, between Verso Corporation and Computershare Inc. and its wholly owned subsidiary, Computershare Trust Company N.A., collectively, as warrant agent. (8)

10.2
Superpriority Secured Debtor-in-Possession Credit Agreement, dated as of January 26, 2016, among Verso Holdings, Verso Finance, each of the subsidiaries of Verso Holdings party thereto, the lenders party thereto, Citibank, N.A., as administrative agent, Citigroup Global Markets Inc. and Wells Fargo Bank, N.A., as joint bookrunners and lead arrangers, and Wells Fargo Bank, N.A., as documentation agent. (9)

10.3
First Amendment, dated as of March 31, 2016, to the Superpriority Secured Debtor-in-Possession Credit Agreement, dated as of January 26, 2016, among Verso Holdings, Verso Finance, each of the subsidiaries of Verso Holdings party thereto, the lenders party thereto, Citibank, N.A., as administrative agent, Citigroup Global Markets Inc. and Wells Fargo Bank, N.A., as joint bookrunners and lead arrangers, and Wells Fargo Bank, N.A., as documentation agent. (10)

10.4
Superpriority Senior Debtor-in-Possession Asset-Based Revolving Credit Agreement, dated as of January 26, 2016, among NewPage LLC, NewPage Corp., each of the subsidiaries of NewPage Corp. party thereto, the lenders party thereto, Barclays Bank PLC, as administrative agent and collateral agent, BMO Harris Bank N.A., as co-collateral agent, Wells Fargo Bank, National Association, as syndication agent, and Barclays Bank PLC, BMO Capital Markets Corp and Wells Fargo Bank, National Association, as joint lead arrangers and joint bookrunners. (11)

10.5
Notice and First Amendment to Credit Agreement, dated March 3, 2016, which amends the Superpriority Senior Debtor-in-Possession Term Loan Agreement, dated as of January 26, 2016, among NewPage LLC, NewPage Corp., each of the subsidiaries of NewPage Corp. party thereto, the lenders party thereto, Barclays Bank PLC, as administrative agent and collateral agent, and Barclays Bank PLC, as lead arranger and book runner. (12)

10.6
Superpriority Senior Debtor-in-Possession Term Loan Agreement, dated as of January 26, 2016, among NewPage LLC, NewPage Corp., each of the subsidiaries of NewPage Corp. party thereto, the lenders party thereto, Barclays Bank PLC, as administrative agent and collateral agent, and Barclays Bank PLC, as lead arranger and book runner.(13)

10.7
Asset-Based Revolving Credit Agreement dated as of July 15, 2016, among Verso Finance, Verso Holdings, each of the subsidiaries of the borrower party thereto, the lenders party thereto, Wells Fargo Bank, National Association, as administrative agent, Barclays Bank PLC, as syndication agent, and Wells Fargo Bank, National Association and Barclays Bank PLC, as joint lead arrangers and joint bookrunners. (14)

10.8
First Amendment dated as of December 5, 2016, to Asset-Based Revolving Credit Agreement dated as of July 15, 2016, among Verso Paper Finance Holdings LLC, Verso Paper Holdings LLC, the subsidiary loan parties party thereto, the lenders party thereto, Wells Fargo Bank, National Association, as administrative agent, and the other parties party thereto. (15)

10.9
Senior Secured Term Loan Agreement dated as of July 15, 2016, among Verso Finance, Verso Holdings, each of the subsidiary loan parties party thereto, the lenders party thereto, Barclays Bank PLC, as administrative agent and collateral agent, and Barclays Bank PLC, Citigroup Global Markets Inc., and Credit Suisse Securities (USA) LLC, as joint lead arrangers and joint book runners. (16)

10.10
First Amendment dated as of December 5, 2016, to Senior Secured Term Loan Agreement dated as of July 15, 2016, among Verso Paper Finance Holdings LLC, Verso Paper Holdings LLC, the subsidiary loan parties party thereto, the lenders party thereto, Barclays Bank PLC, as administrative agent and collateral agent, and the other parties party thereto. (17)

10.11	Restructuring Support Agreement dated as of January 26, 2016 by and among the Debtors and the Consenting Creditors. (18)

10.12*	Verso Corporation Performance Incentive Plan. (19)

10.13*	Verso Paper Corp. Executive Retirement Program. (20)

10.14*
Verso Paper Deferred Compensation Plan, consisting of The CORPORATEplan for RetirementSM Executive Plan, Basic Plan Document, effective as of February 15, 2007, as amended and restated by the Adoption Agreement effective as of December 1, 2008, as further amended by the Verso Paper Deferred Compensation Plan Amendment effective as of April 10, 2009, and as further amended by the Second Amendment to Verso Paper Deferred Compensation Plan effective as of January 1, 2010. (21)

10.15*	Form of Employee Restricted Stock Unit Award Agreement.

10.16*	Form of Non-Employee Director Restricted Stock Unit Award Agreement.

10.17*	Employment Agreement dated as of January 10, 2017 (effective as of February 1, 2017), between Verso Corporation and B. Christopher DiSantis. (22)

10.18*	Restrictive Covenant Agreement dated as of January 10, 2017 (effective as of February 1, 2017), between Verso Corporation and B. Christopher DiSantis. (23)

10.19*	Employment Agreement dated as of April 20, 2012, between David J. Paterson and Verso Paper Corp. (24)

10.20*	Retirement Agreement dated August 15, 2016, between Verso Corporation and David J. Paterson. (25)

10.21*	Employment Offer Letter Agreement dated September 8, 2015, between Verso Corporation and Allen J. Campbell. (26)

10.22*	Indemnification Agreement between Verso and the directors and officers of Verso Corporation and its subsidiaries (form). (27)

10.23*	Amended and Restated Confidentiality and Non-Competition Agreement between Verso Paper Corp. and each of its executives (form). (28)

21	Subsidiaries of Verso Corporation.

23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.

23.2	Consent of Resource Information Systems, Inc.(29)

31.1	Certification of Principal Executive Officer.

31.2	Certification of Principal Financial Officer.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350. (30)

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350. (30)

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

 *  An asterisk denotes a management contract or compensatory plan or arrangement.

(1)	Incorporated herein by reference to Exhibit 2.1 of Verso Corporation’s Current Report on Form 8-K filed with the SEC on June 24, 2016.

(2)	Incorporated herein by reference to Exhibit 2.2 of Verso Corporation’s Current Report on Form 8-K filed with the SEC on June 24, 2016.

(3)	Incorporated herein by reference to Exhibit 3.1 to Verso Corporation’s Registration Statement on Form 8-A filed with the SEC on July 15, 2016.

(4)	Incorporated herein by reference to Exhibit 3.2 to Verso Corporation’s Registration Statement on Form 8-A filed with the SEC on July 15, 2016.

(5)	Incorporated herein by reference to Exhibit 4.1 to Verso Corporation’s Current Report on Form 8-K filed with the SEC on July 19, 2016.

(6)	Incorporated herein by reference to Exhibit 4.2 to Verso Corporation’s Current Report on Form 8-K filed with the SEC on July 19, 2016.

(7)	Included in Exhibit 10.1.

(8)	Incorporated herein by reference to Exhibit 10.4 to Verso Corporation’s Current Report on Form 8-K filed with the SEC on July 19, 2016.

(9)	Incorporated herein by reference to Exhibit 10.2 to Verso Corporation’s Current Report on Form 8-K/A, filed with the SEC on January 28, 2016.

(10)	Incorporated herein by reference to Verso Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, filed with the SEC on April 14, 2016.

(11)	Incorporated herein by reference to Exhibit 10.3 to Verso Corporation’s Current Report on Form 8‑K/A filed with the SEC on January 28, 2016.

(12)	Incorporated by reference to Exhibit 10.1 to Verso Corporation’s Current Report on Form 8-K filed with the SEC on March 8, 2016.

(13)	Incorporated herein by reference to Exhibit 10.4 to Verso Corporation’s Current Report on Form 8‑K/A filed with the SEC on January 28, 2016.

(14)	Incorporated herein by reference to Exhibit 10.1 to Verso Corporation’s Current Report on Form 8-K filed with the SEC on July 19, 2016.

(15)	Incorporated herein by reference to Exhibit 10.1 to Verso Corporation’s Current Report on Form 8-K filed with the SEC on December 8, 2016.

(16)	Incorporated herein by reference to Exhibit 10.2 to Verso Corporation’s Current Report on Form 8-K filed with the SEC on July 19, 2016.

(17)	Incorporated herein by reference to Exhibit 10.2 to Verso Corporation’s Current Report on Form 8-K filed with the SEC on December 8, 2016.

(18)	Incorporated herein by reference to Exhibit 10.1 to Verso Corporation’s Current Report on Form 8-K filed with the SEC on January 27, 2016.

(19)	Incorporated herein by reference to Exhibit 10.3 to Verso Corporation’s Current Report on Form 8-K filed with the SEC on July 19, 2016.

(20)	Incorporated herein by reference to Exhibit 10.2 to Verso Corporation’s Current Report on Form 8-K, filed with the SEC on December 30, 2009.

(21)	Incorporated herein by reference to Exhibit 10.1 to Verso Corporation’s Current Report on Form 8-K, filed with the SEC on December 30, 2009.

(22)	Incorporated herein by reference to Exhibit 10.1 to Verso Corporation’s Current Report on Form 8-K filed with the SEC on January 12, 2017.

(23)	Incorporated herein by reference to Exhibit 10.2 to Verso Corporation’s Current Report on Form 8-K filed with the SEC on January 12, 2017.

(24)	Incorporated herein by reference to Exhibit 99.3 to Verso Corporation’s Current Report on Form 8-K, filed with the SEC on April 20, 2012.

(25)	Incorporated herein by reference to Exhibit 10.1 to Verso Corporation’s Current Report on Form 8-K filed with the SEC on August 16, 2016.

(26)	Incorporated herein by reference to Exhibit 10.1 to Verso Corporation’s Current Report on Form 8-K filed with the SEC on September 8, 2015.

(27)	Incorporated herein by reference to Exhibit 10.6 to Verso Corporation’s Current Report on Form 8-K filed with the SEC on July 19, 2016.

(28)	Incorporated herein by reference to Exhibit 10.2 to Verso Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2012, filed with the SEC on May 14, 2012.

(29)	Incorporated herein by reference to Exhibit 23.2 to Verso Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed with the SEC on March 6, 2012.

(30)	Furnished herewith.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 17, 2017
VERSO CORPORATION

	By:	/s/ B. Christopher DiSantis
B. Christopher DiSantis President, Chief Executive Officer, and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Position	Date

/s/ B. Christopher DiSantis	President, Chief Executive Officer, and Director	March 17, 2017
B. Christopher DiSantis	(Principal Executive Officer)

/s/ Allen J. Campbell	Senior Vice President and Chief Financial Officer	March 17, 2017
Allen J. Campbell	(Principal Financial Officer)

/s/ Robert M. Amen	Director	March 17, 2017
Robert M. Amen

/s/ Alan J. Carr	Director	March 17, 2017
Alan J. Carr

/s/ Eugene I. Davis	Director	March 17, 2017
Eugene I. Davis

/s/ Jerome L. Goldman	Director	March 17, 2017
Jerome L. Goldman

/s/ Steven D. Scheiwe	Director	March 17, 2017
Steven D. Scheiwe

/s/ Jay Shuster	Director	March 17, 2017
Jay Shuster