Form 10-Q
period 2017-03-31
Verso Corp
filed 2017-05-15
CIK 1421182

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________
VERSO CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	001-34056	75-3217389
(State of Incorporation or Organization)	(Commission File Number)	(IRS Employer Identification Number)
8450 Gander Creek Drive
Miamisburg, Ohio 45342
(Address, including zip code, of principal executive offices)
(877) 855-7243
(Registrants’ telephone number, including area code)

6775 Lenox Center Court, Suite 400, Memphis, Tennessee 38115-4436
(Former name, former address and former fiscal year, if changed since last report)
_____________________

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     ☑ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☑
			Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act:☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes ☑ No
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
☑ Yes ☐ No
As of April 30, 2017, Verso Corporation had 33,849,104 shares of Class A common stock, par value $0.01 per share, and 541,539 shares of Class B common stock, par value $0.01 per share, outstanding.

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

As previously disclosed, on January 26, 2016, or the “Petition Date,” Verso announced that Verso and substantially all of its direct and indirect subsidiaries, or collectively referred to herein as the “Debtors,” filed voluntary petitions for relief under Chapter 11 of Title 11 of the United States Code, or the “Bankruptcy Code,” in the United States Bankruptcy Court for the District of Delaware, or the “Bankruptcy Court.” The Chapter 11 filings constituted an event of default and automatic acceleration under the agreements governing all of the Predecessor’s (as defined below) debt (excluding the $23 million loan from Verso Finance Holdings to Chase NMTC Verso Investment Fund). The chapter 11 cases, or the “Chapter 11 Cases,” were consolidated for procedural purposes only and administered jointly under the caption “In re: Verso Corporation, et al., Case No. 16-10163.”

On June 23, 2016, the Bankruptcy Court entered an order, confirming the Debtors’ First Modified Third Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code dated as of June 20, 2016, or the “Plan.” On July 15, 2016, or the “Effective Date,” the Plan became effective pursuant to its terms and the Debtors emerged from their Chapter 11 Cases (see Note 2).

In accordance with the provisions of Financial Accounting Standards Board, or “FASB,” Accounting Standards Codification, or “ASC,” 852, Reorganizations, the Debtors adopted fresh-start accounting upon emergence from the Chapter 11 Cases and became a new entity for financial reporting purposes as of July 15, 2016. Accordingly, the Unaudited Condensed Consolidated Financial Statements for the reporting entity subsequent to emergence from the Chapter 11 Cases, or the “Successor,” are not comparable to the consolidated financial statements for the reporting entity prior to emergence from the Chapter 11 Cases, or the “Predecessor.”

Forward-Looking Statements

In this quarterly report, all statements that are not purely historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or “Securities Act,” and Section 21E of the Securities Exchange Act of 1934, as amended, or “Exchange Act.”  Forward-looking statements may be identified by the words “believe,” “expect,” “anticipate,” “project,” “plan,” “estimate,” “intend” and other similar expressions. They include, for example, statements relating to our business and operating outlook; assessment of market conditions; and the growth potential of the industry in which we operate. Forward-looking statements are based on currently available business, economic, financial and other information and reflect management’s current beliefs, expectations, and views with respect to future developments and their potential effects on us.  Actual results could vary materially depending on risks and uncertainties that may affect us and our business.  The following factors, among others, could cause actual results to differ from those set forth in the forward-looking statements: the impact of our bankruptcy filings and the related Chapter 11 bankruptcy process on our business, financial condition or results of operations; intense competition in the paper manufacturing industry; changes in the costs of raw materials and purchased energy; developments in alternative media, which are expected to adversely affect the demand for some of our key products, and the effectiveness of our responses to these developments; rising postal costs; any additional closure and other restructuring costs; negative publicity, even if unjustified; any failure to comply with environmental or other laws or regulations, even if inadvertent; legal proceedings or disputes; any labor disputes; and the potential risks and uncertainties described in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2016, Part I, Item II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and other sections of this Quarterly Report on Form 10-Q as well as those discussed in Verso’s other filings with the Securities and Exchange Commission, or the “SEC,” from time to time.  We assume no obligation to update any forward-looking statement made in this Quarterly Report to reflect subsequent events or circumstances or actual outcomes.

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

VERSO CORPORATION
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	Successor
	December 31,	March 31,
(Dollars in millions)	2016	2017
ASSETS
Current assets:
Cash and cash equivalents	$6	$7
Accounts receivable, net	194	199
Inventories, net	445	462
Prepaid expenses and other assets	20	18
Total current assets	665	686
Property, plant, and equipment, net	1,132	1,107
Intangibles and other assets, net	58	56
Total assets	$1,855	$1,849
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$105	$118
Accrued liabilities	148	120
Current maturities of long-term debt	28	18
Total current liabilities	281	256
Long-term debt	265	311
Pension benefit obligation	491	487
Other liabilities	48	46
Total liabilities	1,085	1,100
Commitments and contingencies (Note 12)
Equity:
Successor preferred stock -- par value $0.01 (50,000,000 shares authorized, no shares issued)	—	—
Successor common stock -- par value $0.01 (210,000,000 Class A shares authorized with 33,366,784 shares issued and outstanding on December 31, 2016 and 33,429,799 shares issued and outstanding on March 31, 2017; 40,000,000 Class B shares authorized with 1,023,859 shares issued and outstanding on December 31, 2016 and 960,844 shares issued and outstanding on March 31, 2017)	—	—
Treasury stock -- at cost (no shares on December 31, 2016 or March 31, 2017)	—	—
Successor Paid-in-capital (including Warrants of $10 million)	675	675
Retained deficit	(32)	(53)
Accumulated other comprehensive income	127	127
Total equity	770	749
Total liabilities and equity	$1,855	$1,849
See notes to Unaudited Condensed Consolidated Financial Statements.

VERSO CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Predecessor	Successor
	Three Months	Three Months
	Ended	Ended
(Dollars in millions, except per share amounts)	March 31, 2016	March 31, 2017
Net sales	$690	$616
Costs and expenses:
Cost of products sold (exclusive of depreciation, amortization and depletion)	618	560
Depreciation, amortization and depletion	48	33
Selling, general and administrative expenses	47	33
Restructuring charges	144	2
Other operating income	(57)	—
Operating loss	(110)	(12)
Interest expense	26	9
Loss before reorganization items, net	(136)	(21)
Reorganization items, net	(48)	—
Loss before income taxes	(88)	(21)
Income tax expense	—	—
Net loss	$(88)	$(21)
Loss per common share:
Basic	$(1.07)	$(0.61)
Diluted	(1.07)	(0.61)
Weighted average common shares outstanding (in thousands)
Basic	81,869	34,391
Diluted	81,869	34,391
See notes to Unaudited Condensed Consolidated Financial Statements.

VERSO CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Predecessor	Successor
	Three Months	Three Months
	Ended	Ended
(Dollars in millions)	March 31, 2016	March 31, 2017
Net loss	$(88)	$(21)
Other comprehensive loss	—	—
Comprehensive loss	$(88)	$(21)
See notes to Unaudited Condensed Consolidated Financial Statements.

VERSO CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock (Predecessor)		Class A (Successor)		Class B (Successor)						Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity (Deficit)
	Common Shares	Common Stock	Common Shares	Common Stock	Common Shares	Common Stock	Treasury Shares	Treasury Stock	Paid-in-Capital	Retained Deficit
(Dollars in millions, shares in thousands)
Balance - December 31, 2015 - Predecessor	82,115	$1					(241)	$(1)	$321	$(1,402)	$(102)	$(1,183)
Net loss	—	—					—	—	—	(88)	—	(88)
Treasury shares acquired	—	—					(22)	—	—	—	—	—
Balance - March 31, 2016 - Predecessor	82,115	$1					(263)	$(1)	$321	$(1,490)	$(102)	$(1,271)

Balance - December 31, 2016 - Successor			33,367	$—	1,024	$—	—	$—	$675	$(32)	$127	$770
Net loss			—	—	—	—	—	—	—	(21)	—	(21)
Class B stock converted to Class A stock			63	—	(63)	—	—	—	—	—	—	—
Balance - March 31, 2017 - Successor			33,430	$—	961	$—	—	$—	$675	$(53)	$127	$749
See notes to Unaudited Condensed Consolidated Financial Statements.

VERSO CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Predecessor	Successor
	Three Months	Three Months
	Ended	Ended
(Dollars in millions)	March 31, 2016	March 31, 2017
Cash Flows From Operating Activities:
Net loss	$(88)	$(21)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation, amortization, and depletion	48	33
Noncash restructuring charges	137	—
Reorganization items and fresh-start reporting adjustments, net	(71)	—
Periodic pension expense	3	2
Pension plan contributions	(5)	(6)
Amortization of debt issuance cost and discount	1	2
Gain on disposal of assets	(57)	—
Debtor in possession financing costs	21	—
Other, net	1	—
Changes in assets and liabilities:
Accounts receivable, net	9	(5)
Inventories, net	(10)	(17)
Prepaid expenses and other assets	11	2
Accounts payable	74	16
Accrued liabilities	(10)	(29)
Net cash provided by (used in) operating activities	64	(23)
Cash Flows From Investing Activities:
Proceeds from sale of assets	63	—
Transfers (to) from restricted cash, net	(3)	—
Capital expenditures	(11)	(10)
Net cash provided by (used in) investing activities	49	(10)
Cash Flows From Financing Activities:
Borrowings on revolving credit facilities	147	—
Payments on revolving credit facilities	(446)	—
Borrowings on debtor-in-possession revolving credit facilities	204	—
Payments on debtor-in-possession revolving credit facilities	(136)	—
Proceeds from debtor-in-possession term loan	175	—
Borrowings on Exit ABL Facility	—	71
Payments on Exit ABL Facility	—	(25)
Repayment of long-term debt	—	(12)
Debtor in possession financing costs	(21)	—
Net cash (used in) provided by financing activities	(77)	34
Change in cash and cash equivalents	36	1
Cash and cash equivalents at beginning of period	4	6
Cash and cash equivalents at end of period	$40	$7
Noncash investing and financing activities:
Reduction in debt for debt modification	$(1)	$—
Increase in debt from paid in kind (PIK) interest	2	—
See notes to Unaudited Condensed Consolidated Financial Statements

VERSO CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES
Nature of Business — We operate in the following two industry segments: paper and pulp. However subsequent to the Effective Date, we determined that the operating loss of the pulp segment is immaterial for disclosure purposes (see Note 13). Our core business platform is as a producer of coated freesheet, specialty and coated groundwood papers.  Our products are used primarily in media and marketing applications, including catalogs, magazines, commercial printing applications, such as high-end advertising brochures, annual reports, and direct-mail advertising, and specialty applications, such as flexible packaging and label and converting. Our market kraft pulp is used to manufacture printing, writing, and specialty paper grades and tissue products.

Basis of Presentation — On the Petition Date, Verso announced that the Debtors filed voluntary petitions for relief under the Bankruptcy Code. On June 23, 2016, the Bankruptcy Court entered an order, confirming the Plan. On the Effective Date, the Plan became effective pursuant to its terms and the Debtors emerged from their Chapter 11 Cases (see Note 2).

In accordance with the provisions of ASC 852, Reorganizations, and in conformity with ASC 805, Business Combinations, the Company adopted fresh-start accounting upon emergence from the Chapter 11 Cases and became a new entity for financial reporting purposes as of July 15, 2016. For accounting purposes all emergence related transactions of the Predecessor including the impact of the issuance of the Successor common stock and warrants and entering into the Exit Credit Facilities (as defined below) were recorded as of July 14, 2016. Accordingly, the Unaudited Condensed Consolidated Financial Statements for the Successor are not comparable to the consolidated financial statements for the Predecessor.

Also in connection with the adoption of fresh-start accounting, we elected to make certain material accounting policy changes as described below.

Going Concern — The Unaudited Condensed Consolidated Financial Statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

Planned Major Maintenance Costs — Prior to the Effective Date, costs for planned major maintenance shutdowns were deferred and then expensed ratably over the period until the next major planned shutdown. Upon the Effective Date, costs for all repair and maintenance activities are expensed in the month that the related activity is performed under the direct expense method of accounting.

Successor Cost of products sold/ Selling, general and administrative expenses — Certain centralized costs attributable to manufacturing overhead, including enterprise-wide human resources management, procurement, and information systems support, recorded in Selling, general, and administrative expenses of the Predecessor are recorded to Cost of products sold of the Successor. The amount recorded to Cost of products sold, related to these costs, in the Unaudited Condensed Consolidated Statement of Operations for the three months ended March 31, 2017 (Successor) is approximately $7 million.

This report contains the Unaudited Condensed Consolidated Financial Statements of Verso as of March 31, 2017 (Successor) and for the three months ended March 31, 2017 (Successor) and March 31, 2016 (Predecessor). The December 31, 2016 (Successor), Unaudited Condensed Consolidated Balance Sheet data was derived from audited financial statements, but it does not include all disclosures required annually by accounting principles generally accepted in the United States of America, or “GAAP.”  In the opinion of Management, the Unaudited Condensed Consolidated Financial Statements include all adjustments that are necessary for the fair presentation of Verso’s respective financial conditions, results of operations, and cash flows for the interim periods presented.  Except as disclosed in the notes to the Unaudited Condensed Consolidated Financial Statements, such adjustments are of a normal, recurring nature.  Variable interest entities, or “VIEs,” for which Verso is the primary beneficiary are consolidated (see Note 11).  Intercompany balances and transactions are eliminated in consolidation.  The results of operations and cash flows for the interim periods presented may not necessarily be indicative of full-year results.  It is suggested that these financial statements be read in conjunction with the audited consolidated financial statements and notes thereto of Verso contained in its Annual Report on Form 10-K for the year ended December 31, 2016.

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
Verso Finance, Verso Holdings and certain of its subsidiaries entered into the Verso DIP Facility (as defined below) for an aggregate principal amount of up to $100 million, and NewPage Corp and certain of its subsidiaries entered into the NewPage DIP ABL Facility (as defined below) for an aggregate principal amount of up to $325 million and the NewPage DIP Term Loan Facility (as defined below) for an aggregate principal amount of $350 million (See Note 7). The NewPage DIP Term Loan Facility consisted of $175 million of new money term loans and $175 million of loans that aggregated and replaced existing loans, or “NewPage DIP Roll Up Loans,” to refinance loans outstanding under the existing term loan facility of NewPage Corp that were outstanding on the Petition Date.
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
Key components of the Plan included:

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

◦
Holders of first-lien secured debt issued by Verso Holdings, including lenders under Verso Holdings’ revolving credit facilities and the holders of Verso Holdings’ 11.75% senior secured notes due 2019 (issued in 2012 and 2015), received 17,195,319 shares of Class A common stock, $0.01 par value, or “Class A Common

Stock,” or 50% of Verso’s equity and Plan Warrants to purchase 1,810,035 shares of Class A Common Stock at an initial exercise price of $27.86.

◦
Lenders under the NewPage Corp senior secured term loan and the $175 million of “rolled up” term loans under the NewPage DIP Term Loan Facility, collectively, received 15,139,745 shares of Class A Common Stock and 1,023,859 shares of Class B common stock, $0.01 par value, or “Class B Common Stock,” or 47% of Verso’s equity.

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

Reporting During Bankruptcy
During the pendency of the Debtors’ Chapter 11 Cases, expenses, gains and losses directly associated with reorganization proceedings were reported as Reorganization items, net in the Unaudited Condensed Consolidated Statement of Operations and liabilities subject to compromise in the Chapter 11 Cases were segregated from liabilities of non-filing entities, fully secured liabilities not expected to be compromised and from post-petition liabilities. In addition, effective as of the Petition Date and during the pendency of the Debtors’ Chapter 11 Cases, the Company ceased recording contractual interest expense on the outstanding pre-petition debt classified as liabilities subject to compromise. Upon the Debtors’ emergence from our Chapter 11 Cases, the Company settled and extinguished or reinstated liabilities that were subject to compromise.
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
Contractual Interest

Effective January 26, 2016, we discontinued recording interest expense on outstanding pre-petition debt classified as liabilities subject to compromise, or “LSTC”. The table below shows contractual interest amounts for debt classified as LSTC calculated in accordance with the respective agreements without giving effect to any penalties as a result of the default on such agreements, which are amounts due under the contractual terms of the outstanding debt. Interest expense reported in the Unaudited Condensed Consolidated Statement of Operations for the three months ended March 31, 2016 (Predecessor) does not include $48 million, per the table below, in contractual interest on pre-petition debt classified as LSTC, which was stayed by the Bankruptcy Court effective on the Petition Date.

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

The following table presents reorganization items incurred in the three months ended March 31, 2016 (Predecessor), as reported in the Unaudited Condensed Consolidated Statement of Operations:

Predecessor
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

3.  RECENT ACCOUNTING DEVELOPMENTS

Accounting Guidance Adopted in 2017

ASC Topic 330, Inventory. In July 2015, the FASB issued Accounting Standard Update, or “ASU,” 2015-11, Simplifying the Measurement of Inventory. This ASU provides that entities should measure inventory at the lower of cost or net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business less reasonably predictable costs of completion, disposal and transportation. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method. This ASU was effective for annual reporting periods beginning after December 15, 2016, and interim periods within those years. The Company adopted this guidance on January 1, 2017 on a prospective basis and it did not have an impact on our Unaudited Condensed Consolidated Financial Statements.

ASC Topic 718, Stock Compensation. In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The guidance requires all income tax effects of awards (previously presented as a component of total stockholders’ equity) to be recognized in the income statement on a prospective basis. The guidance also requires presentation of excess tax benefits as an operating activity on the statement of cash flows rather than as a financing activity. The guidance also allows for an accounting policy election to estimate the number of awards that are expected to vest or account for forfeitures when they occur. This ASU was effective for annual reporting periods beginning after December 15, 2016, and interim periods within those years. The Company adopted this guidance on January 1, 2017 on a prospective basis, except for the election of an accounting policy to account for forfeitures as they occur, which was adopted on a modified-retrospective basis. The adoption did not have an impact on our Unaudited Condensed Consolidated Financial Statements.

Accounting Guidance Not Yet Adopted

ASC Topic 230, Statement of Cash Flows. In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force). This ASU adds or clarifies guidance on the classification of certain cash receipts and payments in the statement of cash flows, including debt prepayment or extinguishment costs, the settlement of contingent liabilities arising from a business combination, proceeds from insurance settlements, and distributions from certain equity method investees. In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230):  Restricted Cash (a consensus of the Emerging Issues Task Force). This ASU adds or clarifies guidance on the classification and presentation of restricted cash in the statement of cash flows. The guidance is effective for interim and annual periods beginning after December 15, 2017, and early adoption is permitted. The guidance requires application on a retrospective basis. We are currently evaluating the impact of this guidance.

ASC Topic 842, Leases. In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 supersedes existing lease guidance, including ASC Topic 840, Leases and requires lessees to recognize most leases on their balance sheets for the rights and obligations created by those leases. The guidance also requires enhanced disclosures regarding the amount, timing, and uncertainty of cash flows arising from leases that will be effective for interim and annual periods beginning after December 15, 2018. Early adoption is permitted. The guidance requires the use of a modified retrospective approach and the Company expects to adopt this guidance for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. We expect to recognize a liability and corresponding asset associated with in-scope leases, but we are still in the process of determining those amounts and the processes required to account for leasing activity on an ongoing basis.

ASC Topic 825, Financial Instruments. In January 2016, the FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities. Under this standard, all equity investments except those accounted for under the equity method are required to be measured at fair value. Equity investments that do not have a readily determinable fair value may, as a practical expedient, be measured at cost, adjusted for changes in observable prices minus impairment. This standard is effective for our interim and annual periods beginning January 1, 2018. This standard must be applied using a cumulative-effect adjustment in net income to the beginning of the fiscal year of adoption, except for equity investments without a readily determinable fair value, which are to be applied prospectively to equity investments as of the adoption date. We are currently evaluating the timing of adoption and the potential impact of this guidance.

ASC Topic 606, Revenue from Contracts with Customers. In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. This guidance will replace all current GAAP guidance on this topic and eliminate all industry-specific guidance. The new revenue recognition standard provides a unified model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. This guidance was initially effective for periods beginning after December 15, 2016 and can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption; however, in August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date, which defers the effective date to annual reporting periods beginning after December 15, 2017. The FASB has continued to clarify this guidance in various updates during 2015 and 2016, all of which, have the same effective date as the original guidance. We are currently evaluating the impact of this guidance.

ASC Topic 715, Compensation - Retirement Benefits.  In March 2017, the FASB issued ASU 2017-07, Compensation - Retirement Benefits (Topic 715), which amends the existing guidance relating to the presentation of net periodic benefit cost for an entity’s sponsored defined benefit pension and other postretirement plans. The amendment requires an employer to disaggregate the service cost component from the other components of net benefit cost and provides explicit guidance on how to present the service cost component and other components in the statement of operations. In addition, on a prospective basis, the guidance permits only the service cost component of net benefit cost to be capitalized.  The guidance is effective for interim and annual periods beginning after December 15, 2017, and early adoption is permitted. The guidance requires a retrospective method to adopt the presentation of service costs in the statement of operations and a prospective transition to adopt the requirement to limit capitalization.  We are currently evaluating the impact of this guidance.

We are evaluating the impact on our Unaudited Condensed Consolidated Financial Statements of other new accounting pronouncements issued but not effective until after March 31, 2017.

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

The following table provides a reconciliation of basic and diluted loss per common share:

	Predecessor	Successor
	Three Months	Three Months
	Ended	Ended
	March 31, 2016	March 31, 2017
Net loss available to common shareholders (in millions)	$(88)	$(21)
Weighted average common shares outstanding (in thousands)	81,370	34,391
Weighted average restricted shares (in thousands)	499	—
Weighted average common shares outstanding - basic (in thousands)	81,869	34,391
Dilutive shares from stock awards (in thousands)	—	—
Weighted average common shares outstanding - diluted (in thousands)	81,869	34,391
Basic loss per share	$(1.07)	$(0.61)
Diluted loss per share	$(1.07)	$(0.61)

As a result of the net loss from continuing operations presented for the Successor, 0.3 million restricted stock units and 1.8 million Plan Warrants of the Successor have been excluded from the calculations of diluted earnings per share as their inclusion would be anti-dilutive. In accordance with ASC Topic 260, Earnings Per Share, unvested restricted stock awards issued by the Predecessor contained nonforfeitable rights to dividends and qualified as participating securities.  No dividends were declared or paid in the periods presented.

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

The following table summarizes inventories by major category:

	Successor
	December 31,	March 31,
(Dollars in millions)	2016	2017
Raw materials	$95	$102
Work-in-process	62	73
Finished goods	264	263
Replacement parts and other supplies	24	24
Inventories, net	$445	$462

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

As of December 31, 2016 (Successor) and March 31, 2017 (Successor), $2 million of restricted cash was included in Intangibles and other assets, net in the Unaudited Condensed Consolidated Balance Sheets related to asset retirement obligations in the state of Michigan.  These cash deposits are required by the state and may only be used for the future closure of a landfill.

The following table presents activity related to our asset retirement obligations. Long-term obligations are included in Other liabilities and current portions are included in Accrued liabilities in the Unaudited Condensed Consolidated Balance Sheets:

	Predecessor	Successor
	Three Months	Three Months
	Ended	Ended
(Dollars in millions)	March 31, 2016	March 31, 2017
Asset retirement obligations, beginning balance	$16	$14
Accretion expense	—	—
Settlement of existing liabilities	—	—
Asset retirement obligations, ending balance	16	14
Less: Current portion	—	(2)
Non-current portion of asset retirement obligations, ending balance	$16	$12

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

Property, Plant, and Equipment — Property, plant, and equipment is stated at cost, net of accumulated depreciation.  Depreciation expense for the three months ended March 31, 2016 (Predecessor) and March 31, 2017 (Successor) was $47 million and $31 million, respectively. Interest costs capitalized for the three months ended March 31, 2016 (Predecessor) and March 31, 2017 (Successor) were not material. Capital expenditures unpaid for the three months ended March 31, 2016 (Predecessor) and March 31, 2017 (Successor) were zero and $3 million, respectively.

Fair Value of Financial Instruments — The carrying amounts for cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued liabilities approximate fair value due to the short maturity of these instruments.  We determine the fair value of our debt based on market information and a review of prices and terms available for similar obligations.  See also Note 2 and Note 7 for additional information regarding the fair value.

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

5. ACQUISITIONS AND DISPOSITIONS

Sale of hydroelectric generation facilities — On January 6, 2016, Verso Maine Power Holdings LLC, or “VMPH,” and Verso Androscoggin Power LLC, or “VAP,” two indirect, wholly owned subsidiaries of Verso, entered into a purchase agreement with Eagle Creek Renewable Energy, LLC, or “Eagle Creek,” pursuant to which VMPH sold all the outstanding limited liability company interests of VAP to Eagle Creek for a purchase price of approximately $62 million in cash. VAP owned four hydroelectric generation facilities associated with Verso’s Androscoggin pulp and paper mill located in Jay, Maine. The purchase agreement contains customary representations and warranties by, and customary covenants among, the parties. The parties contemporaneously entered into the purchase agreement and consummated the transaction. For the three months ended March 31, 2016 (Predecessor), we recognized a gain on sale of fixed assets of approximately $55 million which is included in Other operating income in the Unaudited Condensed Consolidated Statement of Operations.

6.  INTANGIBLES AND OTHER ASSETS

The following table summarizes intangibles and other assets:

	Successor
	December 31,	March 31,
(Dollars in millions)	2016	2017
Intangible assets:
Customer relationships, net of accumulated amortization of $1 million on December 31, 2016, and $2 million on March 31, 2017	$25	$24
Trademarks, net of accumulated amortization of $1 million on December 31, 2016, and $2 million on March 31, 2017 (definite life)	15	14
Other assets:
Restricted cash	3	3
Other	15	15
Total other assets	$18	$18
Intangibles and other assets, net	$58	$56

Amortization expense related to intangible assets for the periods presented is as follows:

	Predecessor	Successor
	Three Months	Three Months
	Ended	Ended
(Dollars in millions)	March 31, 2016	March 31, 2017
Customer Relationships	$1	$1
Trademarks	—	1

The estimated future amortization expense for our intangible assets over the next five years is as follows:

(Dollars in millions)
Remainder of 2017	$4
2018	6
2019	6
2020	6
2021	4

7.  DEBT

A summary of debt is as follows:

	Original	Successor
(Dollars in millions)	Maturity	December 31, 2016	March 31, 2017
Revolving Credit Facilities	7/14/2021	$112	$158
Term Loan at par value	10/14/2021	211	200
Unamortized (discount) premium and debt issuance costs, net		(30)	(29)
Less: Current portion		(28)	(18)
Total long-term debt		$265	$311
We determine the fair value of our long-term debt based on market information and a review of prices and terms available for similar obligations.  Our debt is classified as Level 2 within the fair value hierarchy (see Note 4). As of March 31, 2017 (Successor), the fair value of Verso’s total debt outstanding was $359 million.

Amounts included in interest expense and amounts of cash interest payments related to long-term debt for the periods presented, are as follows:

	Predecessor	Successor
	Three Months	Three Months
	Ended	Ended
(Dollars in millions)	March 31, 2016	March 31, 2017
Interest expense	$26	$8
Cash interest paid	2	8
Debt issuance cost and discount amortization(1)	1	2
(1) Amortization of debt issuance cost and original issue discount are included in interest expense on the unaudited condensed consolidated statement of operations.
Exit Credit Facilities
On the Effective Date, pursuant to the terms of Plan, Verso Holdings entered into a $375 million asset-based revolving credit facility, or the “Exit ABL Facility,” and a $220 million senior secured term loan (with loan proceeds of $198 million after the deduction of the original issue discount), or the “Exit Term Loan Facility,” and collectively termed the “Exit Credit Facilities.”

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

The Exit ABL Facility will mature on July 14, 2021. The outstanding borrowings under the Exit ABL Facility bear interest at a per annum rate equal to, at the option of Verso Holdings, either (i) a customary London interbank offered rate, or “LIBOR,” plus an applicable margin ranging from 1.25% to 2.00% or (ii) a customary base rate plus an applicable margin ranging from 0.25% to 1.00%, determined based upon the average excess availability under the Exit ABL Facility. As of March 31, 2017 (Successor), the weighted-average interest rate on outstanding borrowings was 2.99%. Verso Holdings is also required to pay a commitment fee for the unused portion of the Exit ABL Facility, which ranges from 0.25% to 0.375% per annum, based upon the average revolver usage under the Exit ABL Facility. Verso Holdings has the right to prepay loans under the Exit ABL Facility at any time without a prepayment penalty, other than customary “breakage” costs with respect to eurocurrency loans. As of March 31, 2017 (Successor), the outstanding balance of the Exit ABL Facility is $158 million, with $78 million in letters of credit issued, and $134 million is available for future borrowings. The Company incurred $3 million of debt issuance costs associated with the Exit ABL Facility and recorded this amount as a direct deduction of the debt liability, which is being amortized over the life of the Exit ABL Facility.
The Exit Term Loan Facility will mature on October 14, 2021. The outstanding borrowings under the Exit Term Loan Facility bear interest at a rate equal to, at the option of Verso Holdings, either (i) a LIBOR (subject to a floor of 1%) plus 11% or (ii) a customary base rate plus 10%. With respect to LIBOR denominated loans under the Exit Credit Facilities, Verso Holdings may elect an interest period of one, two, three or six months or such other period subject to the terms of the Exit Credit Facilities. As of March 31, 2017 (Successor), the Exit Term Loan’s interest rate was 12.15% per annum. The term loans provided under the Exit Term Loan Facility are subject to quarterly principal amortization payments in an amount equal to the greater of (a) 2.00% of the initial principal amount of the term loans or (b) the excess cash flow in respect of such quarter as further described under the Exit Term Loan Facility; however, if the liquidity, as defined in the Exit Term Loan Facility, of Verso Holdings is less than $75 million at any time during the 90-day period following the due date of such quarterly amortization payment or excess cash flow payment date, then the portion of such amortization amount that results in such liquidity being less than $75 million will not be payable by Verso Holdings, as further described in the Exit Term Loan Facility.
Per the above described quarterly principal amortization, installments due are at least $4 million (subject to increase depending on excess cash flow) for each quarter ending in 2016 through 2021 with the remaining balance due on October 14, 2021. As the result of the excess cash flow requirement, we were obligated to fund an additional principal amortization of $7 million, which is reflected in our Unaudited Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2017 (Successor). Any voluntary prepayment by Verso Holdings of the term loans under the Exit Term Loan Facility will be subject to customary “breakage” costs with respect to eurocurrency loans and a 2% call premium until July 14, 2018, and a 1% call premium after July 15, 2018, but before July 14, 2020, and thereafter no call premium will apply to any voluntary prepayment of term loans. Such call premium may also apply to certain repricing amendments of the Exit Term Loan Facility as further described therein. The Company incurred $8 million of debt issuance costs associated with the Exit Term Loan Facility and recorded this amount as a direct deduction of the debt liability, which is being amortized over the life of the Exit Term Loan Facility.
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

DIP Financing

In connection with the Chapter 11 Filings, Verso Finance, Verso Holdings and certain of its subsidiaries entered into an asset-based credit facility in an aggregate principal amount of up to $100 million, or the “Verso DIP Facility,” and NewPage Corp and certain of its subsidiaries entered into an asset-based credit facility in an aggregate principal amount of up to $325 million, or the “NewPage DIP ABL Facility,” and a term loan credit facility in an aggregate principal amount of $350 million, or the “NewPage DIP Term Loan Facility,” together with the NewPage DIP ABL Facility, the “NewPage DIP Facilities,” and NewPage DIP Facilities together with the Verso DIP Facility, the “DIP Facilities.” The NewPage DIP Term Loan Facility consisted of $175 million of new money term loans and $175 million of loans that aggregated and replaced existing loans outstanding on the Petition Date (i.e., such loans were deemed to become loans under the NewPage DIP Term Loan Facility), or “NewPage DIP Roll Up Loans.” On January 28, 2016, up to $550 million in loans under the DIP Facilities became available for borrowing following the entry of an order by the Bankruptcy Court approving the DIP Facilities on an interim basis on January 27, 2016. The Bankruptcy Court entered orders approving the DIP Facilities on a final basis on March 2, 2016.

Borrowings under the Verso DIP Facility bore interest at a rate equal to an applicable margin plus, at Verso Holdings’ and NewPage Corp’s option, either (a) a base rate determined by reference to the highest of (1) the U.S. federal funds rate plus 0.50%, (2) the prime rate of the administrative agent, and (3) the adjusted LIBOR (as defined below) for a one-month interest period plus 1.00%, or (b) a eurocurrency rate, or “LIBOR” determined by reference to the costs of funds for eurocurrency deposits in dollars in the London interbank market for the interest period relevant to such borrowing, adjusted for certain additional costs. The applicable margin for advances under both the Verso DIP Facility and the NewPage DIP ABL was 1.50% for base rate advances and 2.50% for LIBOR advances. The applicable margin for advances under the NewPage DIP Term Loan Facility was 8.50% for base rate advances and 9.50% for LIBOR advances. Interest that accrued on any “rolled-up” term loans under the NewPage DIP Term Loan Facility was capitalized, compounded and added to the unpaid principal amount of such “rolled-up” loans on the applicable interest payment date. Verso Holdings and NewPage Corp paid commitment fees for the unused amount of commitments at an annual rate equal to 0.75% and 0.375%, respectively.  The Company incurred $21 million of debt issuance costs associated with the DIP Facility which was recorded as interest expense on the Unaudited Condensed Consolidated Statement of Operations during the Predecessor period ended March 31, 2016.

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

Pre-petition Debt

The filing of the Chapter 11 Cases by the Debtors on January 26, 2016, constituted an event of default and automatic acceleration under the agreements governing all of our debt (excluding the $23 million loan from Verso Finance to Chase NMTC Verso Investment Fund). As of the date of the filing of the Chapter 11 Cases, approximately $2.5 billion of debt and interest were outstanding under the Predecessor’s pre-petition credit agreements, excluding related unamortized deferred financing costs, discounts/premiums, and deferred gains which were written off to Reorganization items, net upon filing the Chapter 11 Cases. All of the Predecessor’s prepetition debt and interest were cancelled in exchange for the issuance of 34,390,643 of stock or 100% of the Company’s equity.

8.  RETIREMENT AND OTHER POSTRETIREMENT BENEFITS

Verso has three defined benefit pension plans covering approximately 80% of our employees. The pension plans provide defined benefits based on years of service multiplied by a flat monetary benefit or based on a percentage of compensation as defined by the respective plan document. As of December 31, 2015, all of our defined benefit pension plans were frozen to new entrants.  The majority of our pension plan participants are in the union hourly plan and continue to earn service accruals toward their pension benefits but no longer receive multiplier increases.  We also offer a cash balance defined benefit pension plan for certain salaried employees in which participants continue to earn annual interest credits, but no longer earn cash balance benefit credits and a pension plan for certain non-union hourly employees for which benefit accruals are frozen.

The following tables summarize the components of net periodic benefit cost of our pension plans for the periods presented:

	Predecessor	Successor
	Three Months	Three Months
	Ended	Ended
(Dollars in millions)	March 31, 2016	March 31, 2017
Service cost	$4	$4
Interest cost	17	16
Expected return on plan assets	(18)	(18)
Net periodic benefit cost	$3	$2

The estimated net actuarial loss and prior service cost that are amortized from Accumulated other comprehensive loss and into Net periodic pension cost are classified as Cost of products sold in our Unaudited Condensed Consolidated Statements of Operations.

We make contributions that are sufficient to fund our actuarially determined costs, generally equal to the minimum amounts required by the Employee Retirement Income Security Act.  For the three months ended March 31, 2016 (Predecessor) and March 31, 2017 (Successor), we made contributions to the pension plans of $5 million and $6 million, respectively. We expect to make cash contributions of approximately $26 million to the pension plans in the remainder of 2017.

Our other postretirement benefits obligations provide other retirement and post-employment benefits for certain employees, which may include healthcare benefits for certain retirees prior to their reaching age 65, healthcare benefits for certain retirees on and after their reaching age 65, long-term disability benefits, continued group life insurance and extended health and dental benefits. These benefits are provided through various employer- and/or employee-funded postretirement benefit plans. The service and interest costs related to these obligations were not material for the three months ended March 31, 2016 (Predecessor) and March 31, 2017 (Successor).

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

Transactions with Affiliates — Prior to the Effective Date, we transacted business with affiliates of Apollo from time to time.  Our product sales to Apollo affiliates were approximately $6 million for the three months ended March 31, 2016 (Predecessor). Our product purchases from Apollo affiliates were negligible for the Predecessor. As of the Effective date, Apollo is no longer a related party. Upon the Effective Date, several of our significant shareholders became our debt holders. For the three months ended March 31, 2017 (Successor), we did not transact business with affiliates.

10. RESTRUCTURING CHARGES

Corporate Restructuring - In November 2016, Verso announced the closure of its Memphis office headquarters and relocation of its Corporate headquarters to Miamisburg, Ohio. In connection with the Memphis office closure, severance and benefit costs of $1 million were incurred and are included in Accrued liabilities on our Unaudited Condensed Consolidated Balance Sheet of the Successor as of March 31, 2017. The cumulative amount incurred to date for severance and benefit costs related to this restructuring plan is $3 million as of March 31, 2017 (Successor).

The following details the changes in our restructuring reserve liabilities related to the Corporate restructuring including restructuring activities related to the Memphis corporate headquarters closure and NewPage acquisition which are included in Accrued liabilities on our Unaudited Condensed Consolidated Balance Sheets for the Successor:

Successor
Three Months
Ended
(Dollars in millions)	March 31, 2017
Beginning balance of reserve	$3
Severance and benefit costs	1
Severance and benefit payments	(2)
Ending balance of reserve	$2
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

The following table details the charges incurred related primarily to the Androscoggin/Wickliffe Capacity Reductions and primarily attributable to the paper segment as included in Restructuring charges on our Unaudited Condensed Consolidated Statements of Operations for the Predecessor:

	Predecessor
	Three Months
	Ended	Cumulative Incurred
(Dollars in millions)	March 31, 2016
Property and equipment write down	$127	$127
Severance and benefit costs	6	22
Write-off of spare parts and inventory	9	12
Write-off of purchase obligations and commitments	2	3
Other miscellaneous costs	—	1
Total restructuring costs	$144	$165
The following table details the charges incurred related primarily to the Androscoggin/Wickliffe Capacity Reductions and primarily attributable to the paper segment as included in Restructuring charges on our Unaudited Condensed Consolidated Statements of Operations for the Successor:

	Successor
	Three Months	Cumulative Incurred
	Ended
(Dollars in millions)	March 31, 2017
Severance and benefit costs	$—	$5
Write-off of purchase obligations and commitments	—	1
Other miscellaneous costs	1	4
Total restructuring costs	$1	$10

The following details the changes in our restructuring reserve liabilities related to the Androscoggin/Wickliffe Capacity Reductions during the three months ended March 31, 2017 (Successor), which are included in Accrued liabilities on our Unaudited Condensed Consolidated Balance Sheets:

Successor
Three Months
Ended
(Dollars in millions)	March 31, 2017
Beginning balance of reserve	$6
Purchase obligations	1
Payments on purchase obligations	(1)
Ending balance of reserve	$6

In connection with the temporary idling of the No. 3 paper machine at our Androscoggin mill, we determined a reduction in the useful life of the machine was necessary and accordingly recognized $43 million of accelerated depreciation during the fourth quarter of 2016 (Successor). During the three months ended March 31, 2017 (Successor), an additional $6 million of accelerated depreciation was recognized, which is included in Depreciation, amortization, and depletion in our Unaudited Condensed Consolidated Statements of Operations.

11. NEW MARKET TAX CREDIT ENTITIES

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

We have determined that the Investment Fund is a VIE of which we are the primary beneficiary, and have consolidated it in accordance with the accounting standard for consolidation.  Chase’s contribution, net of syndication fees, is included in Other liabilities in the Unaudited Condensed Consolidated Balance Sheets.  The impact of the VIE was $8 million of Other liabilities for the Successor as of December 31, 2016 and March 31, 2017. Direct costs incurred in structuring the financing arrangement are deferred and will be recognized as expense over the term of the loans.  Incremental costs to maintain the structure during the compliance period are recognized as incurred.

12. COMMITMENTS AND CONTINGENCIES

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

The following table summarizes the industry segment data for the three months ended March 31, 2016 (Predecessor):

Predecessor
Three Months
Ended
March 31,
(Dollars in millions)	2016
Net Sales
Paper	$660
Pulp	40
Intercompany eliminations	(10)
Total	$690
Operating loss(1)
Paper	$(93)
Pulp	(17)
Total	$(110)
Depreciation, amortization, and depletion
Paper	$44
Pulp	4
Total	$48
Capital expenditures
Paper	$8
Pulp	3
Total	$11
(1) Operating losses for the three months ended March 31, 2016 (Predecessor) include $129 million of Restructuring charges attributable to the paper segment and $15 million of Restructuring charges attributable to the pulp segment.

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

Headquartered in Miamisburg, Ohio (formerly Memphis, Tennessee), Verso operates seven mills located in Maine, Maryland, Michigan, Minnesota, and Wisconsin with a total annual paper production capacity of approximately 3,155,000 tons of paper and approximately 290,000 tons of pulp.

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
Financial Reporting Under Reorganization
See Note 2 of our Unaudited Condensed Consolidating Financial Statements for further discussion of financial reporting implications related to our Chapter 11 Cases, and emergence therefrom.
Capacity Reductions
On November 1, 2016, we announced plans to reduce production capacity by temporarily idling the No. 3 paper machine at our Androscoggin, Maine facility.

On April 5, 2016, we announced that we will permanently close our paper mill located in Wickliffe, Kentucky, which has been idle since November 2015. The decision to close the mill resulted in restructuring charges of approximately $1 million and $144 million for the three months ended March 31, 2017 (Successor) and March 31, 2016 (Predecessor), respectively. The associated Property, plant, and equipment were written down to salvage value resulting in a non-cash restructuring charge of $127 million for the three months ended March 31, 2016 (Predecessor).

Presentation of Predecessor and Successor

We adopted fresh-start reporting as of the Effective Date. As a result of the application of fresh-start reporting, our financial statements for periods prior to the Effective Date are not comparable to those for periods subsequent to the Effective Date. References in this report to “Successor” refer to the Company on or after the Effective Date. References to “Predecessor” refer to the Company prior to the Effective Date. Operating results for the Successor and Predecessor periods are not necessarily indicative of the results to be expected for a full year. References such as the “Company,” “we,” “our” and “us” refer to Verso Corporation and its consolidated subsidiaries, whether Predecessor and/or Successor, as appropriate.

Results of Operations

The following tables set forth the historical results of operations of Verso for the periods indicated below.  The following discussion of our financial condition and results of operations should be read in conjunction with our Unaudited Condensed Consolidated Financial Statements and notes thereto included elsewhere in this quarterly report.

Three Months Ended March 31, 2017 (Successor) Compared to Three Months Ended March 31, 2016 (Predecessor)

	Predecessor	Successor
	Three Months	Three Months
	Ended	Ended	Three Month
(Dollars in millions)	March 31, 2016	March 31, 2017	$ Change
Net sales	$690	$616	$(74)
Costs and expenses:
Cost of products sold (exclusive of depreciation, amortization and depletion)	618	560	(58)
Depreciation, amortization and depletion	48	33	(15)
Selling, general and administrative expenses	47	33	(14)
Restructuring charges	144	2	(142)
Other operating income	(57)	—	57
Operating loss	(110)	(12)	98
Interest expense	26	9	(17)
Loss before reorganization items, net	(136)	(21)	115
Reorganization items, net	(48)	—	48
Loss before income taxes	(88)	(21)	67
Income tax expense	—	—	—
Net loss	$(88)	$(21)	$67

Net Sales. Net sales for the three months ended March 31, 2017 (Successor) decreased by $74 million or 11% compared to the three months ended March 31, 2016 (Predecessor). This decrease was attributable to a 8% decrease in total sales volume, from 811 thousand tons during the three months ended March 31, 2016 (Predecessor) to 743 thousand tons for the same period of the current year (Successor), and a 3% reduction in price, from $851 per ton during the three months ended March 31, 2016 (Predecessor) to $829 per ton for the same period of the current year (Successor). The decrease in sales volume resulted in a $62 million decrease in revenue, while the reduced pricing resulted in an additional $12 million decrease in revenue. The decrease in volume and pricing were driven by general softening of demand for coated papers, our capacity reductions at our Androscoggin mill and the closure of the Wickliffe mill.

Cost of sales.  Cost of products sold, excluding depreciation, amortization, and depletion expenses, decreased $58 million, or 9%, in the three months ended March 31, 2017 (Successor), compared to the three months ended March 31, 2016 (Predecessor). Our gross margin, excluding depreciation, amortization, and depletion expenses, was 9.1% for the three months ended March 31, 2017 (Successor), compared to 10.4% for the three months ended March 31, 2016 (Predecessor), reflecting an incremental decrease of $16 million in gross margin. Gross margin was negatively impacted by the decrease in sales volume and the effects of two accounting policy changes adopted in conjunction with fresh-start accounting, including approximately $7 million of certain centralized costs related to manufacturing overhead previously recorded in Selling, general, and administrative expenses of the Predecessor that are now recorded in Cost of products sold of the Successor.

Depreciation, amortization, and depletion. Depreciation, amortization, and depletion expenses for the three months ended March 31, 2017 (Successor) decreased $15 million, or 31%, from the three months ended March 31, 2016 (Predecessor). The reduction in depreciation, amortization, and depletion is attributable to the capacity reductions at our Androscoggin mill, the closure of the Wickliffe mill and the reduction in the carrying value of our property, plant and equipment as a result of the adoption of fresh-start accounting.

Selling, general and administrative. Selling, general and administrative expenses for the three months ended March 31, 2017 (Successor) decreased $14 million, or 30%, compared to the same period of the prior year (Predecessor) primarily attributable to a change in accounting policy adopted in connection with fresh-start accounting. As described in Cost of sales above, approximately $7 million of certain centralized costs related to manufacturing overhead previously recorded in Selling, general, and administrative expenses of the Predecessor are now recorded in Cost of products sold of the Successor. In addition, Selling, general and administrative expenses for the three months ended March 31, 2016 (Predecessor) included $6 million in costs incurred in connection with advisory and legal services related to planning for the Chapter 11 Cases. As a percentage of sales, Selling, general and administrative was 5.4% for the three months ended March 31, 2017 (Successor) and 6.8% for the three months ended March 31, 2016 (Predecessor).

Restructuring charges. Restructuring charges for the three months ended March 31, 2017 (Successor) decreased $142 million from the same period of the prior year (Predecessor). Restructuring charges during the three months ended March 31, 2017 (Successor) are primarily associated with the announced closure and relocation of the Memphis office headquarters and closure of the Wickliffe mill. Restructuring charges during the three months ended March 31, 2016 (Predecessor) consisted primarily of non-cash fixed asset write-down charges from the permanent closure of the Wickliffe mill.

Other operating income.  There was no other operating income or expense for the three months ended March 31, 2017 (Successor), compared to other operating income of $57 million for the three months ended March 31, 2016 (Predecessor) attributable to the sale of hydroelectric facilities in January 2016.

Interest expense.  Interest expense for the three months ended March 31, 2017 (Successor) decreased $17 million, or 65%, compared to the three months ended March 31, 2016 (Predecessor). For the three months ended March 31, 2016 (Predecessor), we ceased recording interest expense as of the Petition Date on outstanding pre-petition debt classified as liabilities subject to compromise. Such interest on pre-petition debt was stayed by the Bankruptcy Court effective on the Petition Date. During the pendency of the bankruptcy, we incurred interest expense on the DIP Facilities. For periods subsequent to the Effective Date, we incurred interest expense on the outstanding balance of the Exit Credit Facilities.

Reorganization items, net. Reorganization items, net, which represent expenses and income directly associated with the Predecessor’s bankruptcy filing on January 26, 2016, resulted in a net gain of $48 million for the three months ended March 31, 2016 (Predecessor). This amount represents expenses and income directly associated with the Chapter 11 Cases. Reorganization items, net also include adjustments to reflect the carrying value of liabilities subject to compromise at their estimated allowed claim amounts, as such adjustments are determined. The adjustment of the carrying value of our debt to the estimated allowed claim of its stated principal balance resulted in a gain of $81 million.

Reconciliation of Net Loss to Adjusted EBITDA

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

The following table reconciles net loss to EBITDA and Adjusted EBITDA for the periods presented:

	Predecessor	Successor
	Three Months	Three Months
	Ended	Ended
(Dollars in millions)	March 31, 2016	March 31, 2017
Net loss	$(88)	$(21)
Income tax expense	—	—
Interest expense, net	26	9
Depreciation, amortization and depletion	48	33
EBITDA	$(14)	$21
Adjustments to EBITDA:
Reorganization items, net (1)	(48)	—
Restructuring charges (2)	144	2
Gains on disposal of assets (3)	(57)	—
Pre-reorganization costs (4)	6	—
Other items, net (5)	9	3
Adjusted EBITDA	$40	$26
(1) Net gains associated with the Chapter 11 Cases.
(2) For 2017, charges are primarily associated with the announced closure and relocation of the Memphis office headquarters and closure of the Wickliffe mill. For 2016, changes are primarily associated with the closure of the Wickliffe mill, of which $137 million is non-cash.
(3) Realized gains on the sale of assets, which are primarily attributable to the sale of hydroelectric facilities in January 2016.
(4) Costs incurred in connection with advisory and legal services related to planning for the Chapter 11 Cases.
(5) For 2017, costs incurred in connection with the re-engineering of information systems, amortization of non-cash incentive compensation, costs associated with the temporary idling of the No. 3 paper machine at the Androscoggin mill, and miscellaneous other non-recurring adjustments. For 2016, costs associated with the indefinite idling of the Wickliffe mill, amortization of non-cash incentive compensation, unrealized losses (gains) on energy-related derivative contracts, and miscellaneous non-cash and other earnings adjustments.

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
As described in Note 2 and Note 7, Verso emerged from its Chapter 11 Cases on July 15, 2016. Pursuant to the Plan, on July 15, 2016, we entered into a $375 million Exit ABL Facility and a $220 million Exit Term Loan Facility. We borrowed $340 million under the Exit Credit Facilities on July 15, 2016, with available loan proceeds of approximately $318 million, consisting of $120 million of borrowings under the asset-based revolving credit facility and $198 million ($220 million net of Original Issue Discount) of borrowings under the term loan agreement. On July 15, 2016, we paid in full amounts outstanding related to its DIP Facilities with proceeds from the Exit Credit Facilities. As of March 31, 2017 (Successor), the outstanding balance of the Exit ABL Facility is $158 million, with $78 million in letters of credit issued, and $134 million available for future borrowings.

Our cash flows from operating, investing and financing activities, as reflected in the Unaudited Condensed Consolidated Statements of Cash Flows, are summarized in the following table.

	Predecessor	Successor
	Three Months	Three Months
	Ended	Ended
(Dollars in millions)	March 31, 2016	March 31, 2017
Net cash provided by (used in):
Operating activities	$64	$(23)
Investing activities	49	(10)
Financing activities	(77)	34
Net change in cash and cash equivalents	$36	$1

Operating activities.  In the first three months of 2017 (Successor), net cash used in operating activities of $23 million, primarily reflects a net loss of $21 million and cash used for working capital of $33 million primarily due to payments that reduced our accrued liabilities. These changes are offset by non-cash depreciation, amortization, and depletion of $33 million. In the first three months of 2016 (Predecessor), net cash provided by operating activities of $64 million, reflects a net loss of $88 million, a net gain from reorganization items and fresh-start reporting adjustments of $71 million, and a gain on disposal of assets of $57 million, offset by noncash depreciation, amortization, and depletion of $48 million, noncash restructuring charges of $137 million and cash provided from working capital of $74 million primarily due to interest and vendor payments stayed by the Chapter 11 Filings.

Investing activities. In the first three months of 2017 (Successor), net cash used in investing activities of $10 million, consists primarily of cash used for capital expenditures. In the first three months of 2016 (Predecessor), net cash provided by investing activities of $49 million, consists primarily of $63 million of proceeds from the sale of certain hydroelectric generation facilities and related assets, partially offset by $11 million of capital expenditures.

Financing activities. In the first three months of 2017 (Successor), net cash provided by financing activities of $34 million, results primarily from net borrowings of $46 million on our Exit ABL Facility offset by $12 million of repayments related to the Exit Term Loan Facility. In first three months of 2016 (Predecessor), net cash used in financing activities of $77 million, results primarily from net payments on pre-petition revolving credit facilities of $299 million, offset by proceeds from debtor-in-possession revolving credit facilities of $68 million and debtor-in-possession term loan of $175 million. Cash flows used in financing activities in the first three months of 2016 (Predecessor) also include $21 million of debt issuance costs associated with debtor-in-possession financing.

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

The Exit ABL Facility will mature on July 14, 2021. The outstanding borrowings under the Exit ABL Facility bear interest at a per annum rate equal to, at the option of Verso Holdings, either (i) a customary London interbank offered rate, or “LIBOR,” plus an applicable margin ranging from 1.25% to 2.00% or (ii) a customary base rate plus an applicable margin ranging from 0.25% to 1.00%, determined based upon the average excess availability under the Exit ABL Facility. Verso Holdings is also required to pay a commitment fee for the unused portion of the Exit ABL Facility, which ranges from 0.25% to 0.375% per annum, based upon the average revolver usage under the Exit ABL Facility. Verso Holdings has the right to prepay loans under the Exit ABL Facility at any time without a prepayment penalty, other than customary “breakage” costs with respect to eurocurrency loans. As of March 31, 2017 (Successor), the outstanding balance of the Exit ABL Facility is $158 million, with $78 million in letters of credit issued, and $134 million available for future borrowings. We incurred $3 million of debt issuance costs associated with the Exit ABL Facility and recorded this amount as a direct deduction of the debt liability, which is being amortized over the life of the Exit ABL Facility.
The Exit Term Loan Facility will mature on October 14, 2021. The outstanding borrowings under the Exit Term Loan Facility bear interest at a rate equal to, at the option of Verso Holdings, either (i) LIBOR (subject to a floor of 1%) plus 11% or (ii) a customary base rate plus 10%. With respect to LIBOR denominated loans under the Exit Credit Facilities, Verso Holdings may elect an interest period of one, two, three or six months or such other period subject to the terms of the Exit Credit Facilities. As of March 31, 2017 (Successor), the Exit Term Loan’s interest rate was 12.15% per annum. The term loans provided under the Exit Term Loan Facility are subject to quarterly principal amortization payments in an amount equal to the greater of (a) 2.00% of the initial principal amount of the term loans or (b) the excess cash flow in respect of such quarter as further described under the Exit Term Loan Facility; however, if the liquidity, as defined in the Exit Term Loan Facility, of Verso Holdings is less than $75 million at any time during the 90-day period following the due date of such quarterly amortization payment or excess cash flow payment date, then the portion of such amortization amount that results in such liquidity being less than $75 million will not be payable by Verso Holdings, as further described in the Exit Term Loan Facility.
Per the described quarterly principal amortization, installments due are $4 million (subject to increase depending on excess cash flow) for each quarter ending in 2016 through 2021 with the remaining balance due on October 14, 2021. As the result of the excess cash flow requirement, we were obligated to fund an additional principal amortization of $7 million, which is reflected in our Unaudited Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2017 (Successor). Any voluntary prepayment by Verso Holdings of the term loans under the Exit Term Loan Facility will be subject to customary “breakage” costs with respect to eurocurrency loans and a 2% call premium until July 14, 2018, and a 1% call premium after July 15, 2018, but before July 14, 2020, and thereafter no call premium will apply to any voluntary prepayment of term loans. Such call premium may also apply to certain repricing amendments of the Exit Term Loan Facility as further described therein. We incurred $8 million of debt issuance costs associated with the Exit Term Loan Facility and recorded this amount as a direct deduction of the debt liability, which is being amortized over the life of the Exit Term Loan Facility.
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

As of March 31, 2017, we were in compliance with the covenants in our Exit Credit Facilities.

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

For a discussion of our critical accounting policies and estimates, see “Critical Accounting Policies” included in our Annual Report on Form 10-K for the year ended December 31, 2016, under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We have made no significant changes to our critical accounting policies and estimates from those described in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

We reach our end-users through several channels, including printers, brokers, paper merchants, and direct sales to end-users.  We sell and market our products to approximately 300 customers. During the three months ended March 31, 2017 (Successor), our largest customer, Veritiv Corporation, accounted for approximately 20% of our total net sales.

Interest Rates

In January 2016, we and substantially all of our direct and indirect subsidiaries filed voluntary petitions for relief under the Bankruptcy Code in the Bankruptcy Court. In connection with our Chapter 11 Cases, we entered into the DIP Facilities, which accrued interest at a variable rate. Upon the Effective Date, we entered into the Exit Credit Facilities. Borrowings under the Exit Credit Facilities accrue interest at a variable rate.

Our Exit ABL Facility and Exit Term Loan Facility each bear interest at a variable rate based on LIBOR or a customary base rate, in each case plus an applicable margin. Our Exit Term Loan Facility has a LIBOR floor of 1%. Assuming the principal amount outstanding under the Exit ABL Facility remains unchanged as of March 31, 2017 (Successor), and the Exit Term Loan Facility interest remains at or above the LIBOR floor, a 100 basis point increase in quoted interest rates on our outstanding floating-rate debt as of March 31, 2017 (Successor), would have increased our annual interest expense by approximately $4 million.  While we may enter into agreements limiting our exposure to higher interest rates, any such agreements may not offer complete protection from this risk.

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

Wood Fiber.  We source our wood fiber from a broad group of timberland and sawmill owners located in our regions. Our costs to purchase wood are affected directly by market costs of wood in our regional markets and indirectly by the effect of higher fuel costs on logging and transportation of timber to our facilities.  While we have fiber supply agreements in place that ensure a substantial portion of our wood requirements, purchases under these agreements are typically at market rates.

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

Energy.  In the first three months of 2017, we produced approximately 53% of our energy needs for our paper mills from sources such as waste wood, waste water, hydroelectric facilities, liquid biomass from our pulping process, and internal energy cogeneration facilities.  Our external energy purchases vary across each of our mills and include fuel oil, natural gas, coal, and electricity.  Our overall energy expenditures are mitigated by our internal energy production capacity and ability to switch between certain energy sources. We also consider the use of derivative contracts as part of our risk management strategy to manage our exposure to market fluctuations in energy prices.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2017.  Based upon this evaluation, and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2017.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended March 31, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

We are involved from time to time in legal proceedings incidental to the conduct of our business.  We do not believe that any liability that may result from these proceedings will have a material adverse effect on our Unaudited Condensed Consolidated Financial Statements.

ITEM 1A.   RISK FACTORS

For a detailed discussion of risk factors affecting us, see “Part I – Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016.
ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.   MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.   OTHER INFORMATION

Not applicable.

ITEM 6.   EXHIBITS

The following exhibits are included with this report:

Exhibit Number	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation of Verso Corporation.(1)

3.2	Amended and Restated Bylaws of Verso Corporation.(2)

4.1	Form of specimen Class A Common Stock certificate.(3)

4.2	Form of specimen Class B Common Stock certificate.(4)

4.3	Form of specimen Plan Warrant certificate.(5)

10.1*	Employment Agreement dated as of January 10, 2017 (effective as of February 1, 2017), between Verso Corporation and B. Christopher DiSantis.(6)

10.2*	Restrictive Covenant Agreement dated as of January 10, 2017 (effective as of February 1, 2017), between Verso Corporation and B. Christopher DiSantis.(7)

10.3*	Restricted Stock Unit Award Agreement dated as of February 7, 2017, between Verso Corporation and B. Christopher DiSantis.

31.1	Certification of Principal Executive Officer of Verso Corporation pursuant to Rule 13a-14(a) under Securities Exchange Act of 1934.

31.2	Certification of Principal Financial Officer of Verso Corporation pursuant to Rule 13a-14(a) under Securities Exchange Act of 1934.

32.1	Certification of Principal Executive Officer of Verso Corporation pursuant to Rule 13a-14(b) under Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2	Certification of Principal Financial Officer of Verso Corporation pursuant to Rule 13a-14(b) under Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

______________________

*	An asterisk denotes a management contract or compensatory plan or arrangement.

(1)	Incorporated herein by reference to Exhibit 3.1 to Verso Corporation’s Registration Statement on Form 8-A filed with the SEC on July 15, 2016.

(2)	Incorporated herein by reference to Exhibit 3.2 to Verso Corporation’s Registration Statement on Form 8-A filed with the SEC on July 15, 2016.

(3)	Incorporated herein by reference to Exhibit 4.1 to Verso Corporation’s Current Report on Form 8‑K filed with the SEC on July 19, 2016.

(4)	Incorporated herein by reference to Exhibit 4.2 to Verso Corporation’s Current Report on Form 8‑K filed with the SEC on July 19, 2016.

(5)	Incorporated herein by reference to Exhibit 10.4 to Verso Corporation’s Current Report on Form 8‑K filed with the SEC on July 19, 2016.

(6)	Incorporated herein by reference to Exhibit 10.1 to Verso Corporation’s Current Report on Form 8‑K filed with the SEC on January 12, 2017.

(7)	Incorporated herein by reference to Exhibit 10.2 to Verso Corporation’s Current Report on Form 8‑K filed with the SEC on January 12, 2017.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 12, 2017
VERSO CORPORATION

	By:	/s/ B. Christopher DiSantis
B. Christopher DiSantis President, Chief Executive Officer, and Director (Principal Executive Officer)

By:	/s/ Allen J. Campbell
Allen J. Campbell Senior Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

The following exhibits are included with this report:

Exhibit Number	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation of Verso Corporation.(1)

3.2	Amended and Restated Bylaws of Verso Corporation.(2)

4.1	Form of specimen Class A Common Stock certificate.(3)

4.2	Form of specimen Class B Common Stock certificate.(4)

4.3	Form of specimen Plan Warrant certificate.(5)

10.1*	Employment Agreement dated as of January 10, 2017 (effective as of February 1, 2017), between Verso Corporation and B. Christopher DiSantis.(6)

10.2*	Restrictive Covenant Agreement dated as of January 10, 2017 (effective as of February 1, 2017), between Verso Corporation and B. Christopher DiSantis.(7)

10.3*	Restricted Stock Unit Award Agreement dated as of February 7, 2017, between Verso Corporation and B. Christopher DiSantis.

31.1	Certification of Principal Executive Officer of Verso Corporation pursuant to Rule 13a-14(a) under Securities Exchange Act of 1934.

31.2	Certification of Principal Financial Officer of Verso Corporation pursuant to Rule 13a-14(a) under Securities Exchange Act of 1934.

32.1	Certification of Principal Executive Officer of Verso Corporation pursuant to Rule 13a-14(b) under Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2	Certification of Principal Financial Officer of Verso Corporation pursuant to Rule 13a-14(b) under Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

______________________

*	An asterisk denotes a management contract or compensatory plan or arrangement.

(1)	Incorporated herein by reference to Exhibit 3.1 to Verso Corporation’s Registration Statement on Form 8-A filed with the SEC on July 15, 2016.

(2)	Incorporated herein by reference to Exhibit 3.2 to Verso Corporation’s Registration Statement on Form 8-A filed with the SEC on July 15, 2016.

(3)	Incorporated herein by reference to Exhibit 4.1 to Verso Corporation’s Current Report on Form 8‑K filed with the SEC on July 19, 2016.

(4)	Incorporated herein by reference to Exhibit 4.2 to Verso Corporation’s Current Report on Form 8‑K filed with the SEC on July 19, 2016.

(5)	Incorporated herein by reference to Exhibit 10.4 to Verso Corporation’s Current Report on Form 8‑K filed with the SEC on July 19, 2016.

(6)	Incorporated herein by reference to Exhibit 10.1 to Verso Corporation’s Current Report on Form 8‑K filed with the SEC on January 12, 2017.

(7)	Incorporated herein by reference to Exhibit 10.2 to Verso Corporation’s Current Report on Form 8‑K filed with the SEC on January 12, 2017.