Form 10-Q
period 2017-06-30
Verso Corp
filed 2017-08-09
CIK 1421182

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017

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
☑ Yes ☐ No
As of July 31, 2017, Verso Corporation had 34,086,201 shares of Class A common stock, par value $0.01 per share, and 369,272 shares of Class B common stock, par value $0.01 per share, outstanding.

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

In accordance with the provisions of Financial Accounting Standards Board, or “FASB,” Accounting Standards Codification, or “ASC,” 852, Reorganizations, the Debtors adopted fresh-start accounting upon emergence from the Chapter 11 Cases and became a new entity for financial reporting purposes as of July 15, 2016. Accordingly, the Unaudited Condensed Consolidated Financial Statements for the reporting entity subsequent to emergence from the Chapter 11 Cases, or the “Successor,” are not comparable to the Unaudited Condensed Consolidated Financial Statements for the reporting entity prior to emergence from the Chapter 11 Cases, or the “Predecessor.”

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

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

VERSO CORPORATION
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	Successor
	December 31,	June 30,
(Dollars in millions)	2016	2017
ASSETS
Current assets:
Cash and cash equivalents	$6	$6
Accounts receivable, net	194	198
Inventories, net	445	408
Prepaid expenses and other assets	20	16
Total current assets	665	628
Property, plant, and equipment, net	1,132	1,092
Intangibles and other assets, net	58	54
Total assets	$1,855	$1,774
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$105	$131
Accrued liabilities	148	112
Current maturities of long-term debt	28	18
Total current liabilities	281	261
Long-term debt	265	283
Pension benefit obligation	491	482
Other liabilities	48	47
Total liabilities	1,085	1,073
Commitments and contingencies (Note 12)
Equity:
Preferred stock -- par value $0.01 (50,000,000 shares authorized, no shares issued)	—	—
Common stock -- par value $0.01 (210,000,000 Class A shares authorized with 33,366,784 shares issued and outstanding on December 31, 2016 and 33,893,520 shares issued and outstanding on June 30, 2017; 40,000,000 Class B shares authorized with 1,023,859 shares issued and outstanding on December 31, 2016 and 541,539 shares issued and outstanding on June 30, 2017)	—	—
Paid-in-capital (including Warrants of $10 million)	675	676
Retained deficit	(32)	(102)
Accumulated other comprehensive income	127	127
Total equity	770	701
Total liabilities and equity	$1,855	$1,774
See notes to Unaudited Condensed Consolidated Financial Statements.

VERSO CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Predecessor	Successor	Predecessor	Successor
	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
(Dollars in millions, except per share amounts)	June 30, 2016	June 30, 2017	June 30, 2016	June 30, 2017
Net sales	$630	$585	$1,320	$1,201
Costs and expenses:
Cost of products sold (exclusive of depreciation, amortization and depletion)	548	571	1,166	1,131
Depreciation, amortization and depletion	45	27	93	60
Selling, general and administrative expenses	40	24	87	57
Restructuring charges	7	2	151	4
Other operating (income) expense	—	—	(57)	—
Operating income (loss)	(10)	(39)	(120)	(51)
Interest expense	11	10	37	19
Income (loss) before reorganization items, net	(21)	(49)	(157)	(70)
Reorganization items, net	12	—	(36)	—
Income (loss) before income taxes	(33)	(49)	(121)	(70)
Income tax expense	—	—	—	—
Net income (loss)	$(33)	$(49)	$(121)	$(70)
Income (loss) per common share:
Basic	$(0.40)	$(1.42)	$(1.48)	$(2.03)
Diluted	(0.40)	(1.42)	(1.48)	(2.03)
Weighted average common shares outstanding (in thousands)
Basic	81,828	34,416	81,849	34,403
Diluted	81,828	34,416	81,849	34,403
See notes to Unaudited Condensed Consolidated Financial Statements.

VERSO CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Predecessor	Successor	Predecessor	Successor
	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
(Dollars in millions)	June 30, 2016	June 30, 2017	June 30, 2016	June 30, 2017
Net income (loss)	$(33)	$(49)	$(121)	$(70)
Defined benefit pension plan amortization of net income (loss) and prior service cost	1	—	1	—
Other comprehensive income (loss)	1	—	1	—
Comprehensive income (loss)	$(32)	$(49)	$(120)	$(70)
See notes to Unaudited Condensed Consolidated Financial Statements.

VERSO CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock (Predecessor)		Class A (Successor)		Class B (Successor)						Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity (Deficit)
	Common Shares	Common Stock	Common Shares	Common Stock	Common Shares	Common Stock	Treasury Shares	Treasury Stock	Paid-in-Capital	Retained Deficit
(Dollars in millions, shares in thousands)
Balance - December 31, 2015 - Predecessor	82,115	$1					(241)	$(1)	$321	$(1,402)	$(102)	$(1,183)
Net income (loss)	—	—					—	—	—	(121)	—	(121)
Other comprehensive income (loss)	—	—					—	—	—	—	1	1
Treasury shares acquired	—	—					(52)	—	—	—	—	—
Equity award expense	—	—					—	—	1	—	—	1
Balance - June 30, 2016 - Predecessor	82,115	$1					(293)	$(1)	$322	$(1,523)	$(101)	$(1,302)

Balance - December 31, 2016 - Successor			33,367	$—	1,024	$—	—	$—	$675	$(32)	$127	$770
Net income (loss)			—	—	—	—	—	—	—	(70)	—	(70)
Common stock issued for restricted stock			44	—	—	—	—	—	—	—	—	—
Class B stock converted to Class A stock			482	—	(482)	—	—	—	—	—	—	—
Equity award expense			—	—	—	—	—	—	1	—	—	1
Balance - June 30, 2017 - Successor			33,893	$—	542	$—	—	$—	$676	$(102)	$127	$701
See notes to Unaudited Condensed Consolidated Financial Statements.

VERSO CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Predecessor	Successor
	Six Months	Six Months
	Ended	Ended
(Dollars in millions)	June 30, 2016	June 30, 2017
Cash Flows From Operating Activities:
Net income (loss)	$(121)	$(70)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation, amortization, and depletion	93	60
Noncash restructuring charges	137	—
Reorganization items and fresh-start reporting adjustments, net	(76)	—
Periodic pension expense	6	3
Pension plan contributions	(11)	(12)
Amortization of debt issuance cost and discount	1	4
Equity award expense	1	1
(Gain) loss on disposal of assets	(57)	—
Debtor in possession financing costs	22	—
Other, net	4	—
Changes in assets and liabilities:
Accounts receivable, net	22	(4)
Inventories, net	(23)	37
Prepaid expenses and other assets	6	4
Accounts payable	74	29
Accrued liabilities	(39)	(36)
Net cash provided by (used in) operating activities	39	16
Cash Flows From Investing Activities:
Proceeds from sale of assets	63	—
Transfers (to) from restricted cash, net	(3)	—
Capital expenditures	(29)	(21)
Net cash provided by (used in) investing activities	31	(21)
Cash Flows From Financing Activities:
Borrowings on revolving credit facilities	147	—
Payments on revolving credit facilities	(446)	—
Borrowings on debtor-in-possession revolving credit facilities	265	—
Payments on debtor-in-possession revolving credit facilities	(167)	—
Proceeds from debtor-in-possession term loan	175	—
Borrowings on Exit ABL Facility	—	104
Payments on Exit ABL Facility	—	(83)
Repayment of long-term debt	—	(16)
Debtor in possession financing costs	(22)	—
Net cash provided by (used in) financing activities	(48)	5
Change in cash and cash equivalents	22	—
Cash and cash equivalents at beginning of period	4	6
Cash and cash equivalents at end of period	$26	$6
Noncash investing and financing activities:
Reduction in debt for debt modification	$(1)	$—
Increase in debt from paid in kind (PIK) interest	6	—
See notes to Unaudited Condensed Consolidated Financial Statements

VERSO CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES
Nature of Business — Our core business platform is as a producer of coated freesheet, specialty and coated groundwood papers.  Our products are used primarily in media and marketing applications, including catalogs, magazines, commercial printing applications, such as high-end advertising brochures, annual reports, and direct-mail advertising, and specialty applications, such as flexible packaging and label and converting. Our market kraft pulp is used to manufacture printing, writing, and specialty paper grades and tissue products.

Basis of Presentation — On the Petition Date, Verso announced that the Debtors filed voluntary petitions for relief under the Bankruptcy Code. On June 23, 2016, the Bankruptcy Court entered an order, confirming the Plan. On the Effective Date, the Plan became effective pursuant to its terms and the Debtors emerged from their Chapter 11 Cases (see Note 2).

In accordance with the provisions of ASC 852, Reorganizations, and in conformity with ASC 805, Business Combinations, the Company adopted fresh-start accounting upon emergence from the Chapter 11 Cases and became a new entity for financial reporting purposes as of July 15, 2016. For accounting purposes all emergence-related transactions of the Predecessor including the impact of the issuance of the Successor common stock and warrants and entering into the Exit Credit Facilities (as defined below) were recorded as of July 14, 2016. Accordingly, the Unaudited Condensed Consolidated Financial Statements for the Successor are not comparable to the Unaudited Condensed Consolidated Financial Statements for the Predecessor. In connection with the adoption of fresh-start accounting, we elected to make certain material accounting policy changes as described below.

This report contains the Unaudited Condensed Consolidated Financial Statements of Verso as of June 30, 2017 (Successor) and for the three months and six months ended June 30, 2017 (Successor) and June 30, 2016 (Predecessor). The December 31, 2016 (Successor), Unaudited Condensed Consolidated Balance Sheet data was derived from audited financial statements, but it does not include all disclosures required annually by accounting principles generally accepted in the United States of America, or “GAAP.”  In the opinion of Management, the Unaudited Condensed Consolidated Financial Statements include all adjustments that are necessary for the fair presentation of Verso’s respective financial conditions, results of operations, and cash flows for the interim periods presented.  Except as disclosed in the notes to the Unaudited Condensed Consolidated Financial Statements, such adjustments are of a normal, recurring nature.  Variable interest entities, or “VIEs,” for which Verso is the primary beneficiary are consolidated (see Note 11).  Intercompany balances and transactions are eliminated in consolidation.  The results of operations and cash flows for the interim periods presented may not necessarily be indicative of full-year results.  It is suggested that these financial statements be read in conjunction with the audited consolidated financial statements and notes thereto of Verso contained in its Annual Report on Form 10-K for the year ended December 31, 2016.

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

Successor Cost of products sold/ Selling, general and administrative expenses — Certain centralized costs attributable to manufacturing overhead, including enterprise-wide human resources management, procurement, and information systems support, recorded in Selling, general, and administrative expenses of the Predecessor are recorded to Cost of products sold of the Successor. The amount recorded to Cost of products sold, related to these costs, in the Unaudited Condensed Consolidated Statements of Operations for the three months and six months ended June 30, 2017 (Successor) was $7 million and $14 million, respectively.

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
Verso Finance, Verso Holdings and certain of its subsidiaries entered into the Verso DIP Facility (as defined in Note 7) for an aggregate principal amount of up to $100 million, and NewPage Corp and certain of its subsidiaries entered into the NewPage DIP ABL Facility (as defined in Note 7) for an aggregate principal amount of up to $325 million and the NewPage DIP Term Loan Facility (as defined in Note 7) for an aggregate principal amount of $350 million. The NewPage DIP Term Loan Facility consisted of $175 million of new money term loans and $175 million of loans that aggregated and replaced existing loans, or “NewPage DIP Roll Up Loans,” to refinance loans outstanding under the existing term loan facility of NewPage Corp that were outstanding on the Petition Date.
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
Key components of the Plan included:

•
Entry into an asset-based loan facility and a term loan facility upon emergence from Chapter 11 on July 15, 2016. These Exit Credit Facilities (as defined in Note 7) provided exit financing in an amount sufficient to repay in full all amounts outstanding under the Verso debtor-in-possession credit agreements of Verso Holdings and its subsidiaries, pay fees and expenses related to the facilities and the emergence of Verso and its subsidiaries from bankruptcy.

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

•
All general unsecured claims were satisfied in full for an aggregate settlement totaling $3 million in cash (except with respect to general unsecured claims against Debtors that have only de minimis assets, which have received no distributions under the Plan).

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

•	Employee retirement contracts and collective bargaining agreements were honored by Verso upon emergence.

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

Reporting During Bankruptcy
During the pendency of the Debtors’ Chapter 11 Cases, expenses, gains and losses directly associated with reorganization proceedings were reported as Reorganization items, net in the Unaudited Condensed Consolidated Statements of Operations and liabilities subject to compromise in the Chapter 11 Cases were segregated from liabilities of non-filing entities, fully secured liabilities not expected to be compromised and from post-petition liabilities. In addition, effective as of the Petition Date and during the pendency of the Debtors’ Chapter 11 Cases, the Company ceased recording contractual interest expense on the outstanding pre-petition debt classified as Liabilities subject to compromise or “LSTC”. Upon the Debtors’ emergence from our Chapter 11 Cases, the Company settled and extinguished or reinstated liabilities that were subject to compromise.
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
Contractual Interest

Effective January 26, 2016, Verso discontinued recording interest expense on outstanding pre-petition debt classified as LSTC. The table below shows contractual interest amounts for debt classified as LSTC calculated in accordance with the respective agreements without giving effect to any penalties as a result of the default on such agreements, which are amounts due under the contractual terms of the outstanding debt. Interest expense reported in the Unaudited Condensed Consolidated Statements of Operations for the three months and six months ended June 30, 2016 (Predecessor) does not include $65 million and $113 million, respectively and per the table below, in contractual interest on pre-petition debt classified as LSTC, which was stayed by the Bankruptcy Court effective on the Petition Date.

	Predecessor
	Three Months	Six Months
	Ended	Ended
(Dollars in millions)	June 30, 2016	June 30, 2016
Verso Holdings	$52	$90
NewPage Corp	13	23
Total contractual interest	$65	$113

Reorganization items, net

Expenses and income directly associated with the Chapter 11 Cases are reported separately in the Unaudited Condensed Consolidated Statements of Operations as Reorganization items, net as required by ASC 852. Reorganization items, net include adjustments to reflect the carrying value of LSTC at their estimated allowed claim amounts, as such adjustments are determined.

The following table presents reorganization items incurred in the three months and six months ended June 30, 2016 (Predecessor), as reported in the Unaudited Condensed Consolidated Statements of Operations:

	Predecessor
	Three Months	Six Months
	Ended	Ended
(Dollars in millions)	June 30, 2016	June 30, 2016
Professional fees	$15	32
DIP financing cost	1	22
Write-off of unamortized deferred financing costs, discounts/premiums, and deferred gains(1)	—	(81)
Contract modifications and rejections, net	(2)	(2)
Other	(2)	(7)
Total reorganization items, net	$12	$(36)
(1) Primarily represents $116 million of non-cash reorganization gain off-set by non-cash reorganization expense of $35 million. The gains are recognized as the difference between the Petition Date carrying values of certain Verso notes previously recorded as a troubled debt restructuring and their par value (estimated allowed claim) for such debt. The expenses represent the write-off of debt issuance costs and other carrying value adjustments.

For the six months ended June 30, 2016 (Predecessor), the cash used in reorganization items included $17 million of professional fees and $22 million of financing costs in connection with the DIP Facilities.

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

3.  RECENT ACCOUNTING DEVELOPMENTS

Accounting Guidance Adopted in 2017

ASC Topic 330, Inventory. In July 2015, the Financial Accounting Standards Board, or “FASB,” issued Accounting Standard Update, or “ASU,” 2015-11, Simplifying the Measurement of Inventory (Topic 330). This ASU provides that entities should measure inventory at the lower of cost or net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business less reasonably predictable costs of completion, disposal and transportation. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method. This ASU was effective for annual reporting periods beginning after December 15, 2016, and interim periods within those years. The Company adopted this guidance on January 1, 2017 on a prospective basis and it did not have an impact on our Unaudited Condensed Consolidated Financial Statements.

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

Accounting Guidance Not Yet Adopted

ASC Topic 718, Stock Compensation. In May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting, which provides clarity and reduces complexity when an entity has changes to the terms or conditions of a share-based payment award, and when an entity should apply modification accounting. The amendments in this update are effective for financial statements issued for annual periods beginning after December 15, 2017, including interim periods within those annual periods, and early adoption is permitted for interim or annual periods. We are currently evaluating the impact of this guidance.

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

ASC Topic 825, Financial Instruments. In January 2016, the FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (Topic 825). Under this standard, all equity investments except those accounted for under the equity method are required to be measured at fair value. Equity investments that do not have a readily determinable fair value may, as a practical expedient, be measured at cost, adjusted for changes in observable prices minus impairment. This standard is effective for interim and annual periods beginning January 1, 2018. This standard must be applied using a cumulative-effect adjustment in net income to the beginning of the fiscal year of adoption, except for equity investments without a readily determinable fair value, which are to be applied prospectively to equity investments as of the adoption date. We are currently evaluating the timing of adoption and the potential impact of this guidance.

ASC Topic 606, Revenue from Contracts with Customers. In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). This guidance will replace all current GAAP guidance on this topic and eliminate all industry-specific guidance. The new revenue recognition standard provides a unified model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. Additionally, the new guidance requires enhanced disclosures regarding revenue. This guidance was initially effective for periods beginning after December 15, 2016 and can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption; however, in August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date, which defers the effective date to annual reporting periods beginning after December 15, 2017. The FASB has continued to clarify this guidance in various updates during 2015 and 2016, all of which have the same effective date as the original guidance. We expect to adopt this accounting standard on a modified retrospective basis in the first quarter of 2018 where the cumulative effect will be recognized as of the date of adoption. While we anticipate changes in certain contracts with respect to rebate agreements and other customer incentives, we do not currently believe ASU 2014-09 will have a material impact on the timing or amount of revenue recognized in our financial statements. We continue to evaluate the impact of this guidance as we progress with our implementation plan.

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

The following table provides a reconciliation of basic and diluted income (loss) per common share:

	Predecessor	Successor	Predecessor	Successor
	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2016	June 30, 2017	June 30, 2016	June 30, 2017
Net income (loss) available to common shareholders (in millions)	$(33)	$(49)	$(121)	$(70)
Weighted average common shares outstanding (in thousands)	81,516	34,416	81,443	34,403
Weighted average restricted shares (in thousands)	312	—	406	—
Weighted average common shares outstanding - basic (in thousands)	81,828	34,416	81,849	34,403
Dilutive shares from stock awards (in thousands)	—	—	—	—
Weighted average common shares outstanding - diluted (in thousands)	81,828	34,416	81,849	34,403
Basic income (loss) per share	$(0.40)	$(1.42)	$(1.48)	$(2.03)
Diluted income (loss) per share	$(0.40)	$(1.42)	$(1.48)	$(2.03)

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

The following table summarizes inventories, net by major category:

	Successor
	December 31,	June 30,
(Dollars in millions)	2016	2017
Raw materials	$95	$80
Work-in-process	62	60
Finished goods	264	243
Replacement parts and other supplies	24	25
Inventories, net	$445	$408

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

As of December 31, 2016 (Successor) and June 30, 2017 (Successor), $2 million of restricted cash was included in Intangibles and other assets, net in the Unaudited Condensed Consolidated Balance Sheets related to asset retirement obligations in the state of Michigan.  These cash deposits are required by the state and may only be used for the future closure of a landfill. We are required to maintain certain financial assurance (in the form of letters of credit and other similar instruments) for the expected cost of landfill closure and post-closure care.

The following table presents activity related to our asset retirement obligations. Long-term obligations are included in Other liabilities and current portions are included in Accrued liabilities in the Unaudited Condensed Consolidated Balance Sheets:

	Predecessor	Successor
	Six Months	Six Months
	Ended	Ended
(Dollars in millions)	June 30, 2016	June 30, 2017
Asset retirement obligations, beginning balance	$16	$14
Accretion expense	—	1
Settlement of existing liabilities	—	—
Asset retirement obligations, ending balance	16	15
Less: Current portion	—	(1)
Non-current portion of asset retirement obligations, ending balance	$16	$14

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

Property, Plant, and Equipment — Property, plant, and equipment is stated at cost, net of accumulated depreciation.  Depreciation expense for the three months and six months ended June 30, 2016 (Predecessor) was $44 million and $91 million, respectively, and for the three months and six months ended June 30, 2017 (Successor) was $26 million and $57 million, respectively.

Capital expenditures unpaid as of June 30, 2016 (Predecessor) and June 30, 2017 (Successor) were $8 million and $2 million, respectively.

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

5. ACQUISITIONS AND DISPOSITIONS

Sale of hydroelectric generation facilities — On January 6, 2016, Verso Maine Power Holdings LLC, or “VMPH,” and Verso Androscoggin Power LLC, or “VAP,” two indirect, wholly owned subsidiaries of Verso, entered into a purchase agreement with Eagle Creek Renewable Energy, LLC, or “Eagle Creek,” pursuant to which VMPH sold all the outstanding limited liability company interests of VAP to Eagle Creek for a purchase price of approximately $62 million in cash. VAP owned four hydroelectric generation facilities associated with Verso’s Androscoggin pulp and paper mill located in Jay, Maine. The purchase agreement contains customary representations and warranties by, and customary covenants among, the parties. The parties contemporaneously entered into the purchase agreement and consummated the transaction. For the six months ended June 30, 2016 (Predecessor), we recognized a gain on sale of fixed assets of approximately $55 million which is included in Other operating (income) expense in the Unaudited Condensed Consolidated Statements of Operations.

6.  INTANGIBLES AND OTHER ASSETS

The following table summarizes intangibles and other assets:

	Successor
	December 31,	June 30,
(Dollars in millions)	2016	2017
Intangible assets:
Customer relationships, net of accumulated amortization of $1 million on December 31, 2016, and $2 million on June 30, 2017	$25	$24
Trademarks, net of accumulated amortization of $1 million on December 31, 2016, and $3 million on June 30, 2017	15	13
Other assets:
Restricted cash	3	3
Other	15	14
Total other assets	$18	$17
Intangibles and other assets, net	$58	$54

The following table summarizes amortization expense related to intangible assets for the periods presented:

	Predecessor	Successor	Predecessor	Successor
	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
(Dollars in millions)	June 30, 2016	June 30, 2017	June 30, 2016	June 30, 2017
Customer Relationships	$1	$—	$2	$1
Trademarks	—	1	—	2

The estimated future amortization expense for our intangible assets over the next five years is as follows:

(Dollars in millions)
Remainder of 2017	$3
2018	6
2019	6
2020	6
2021	4

7.  DEBT

The following table summarizes debt:

	Original	Successor
(Dollars in millions)	Maturity	December 31, 2016	June 30, 2017
Exit ABL Facility	7/14/2021	$112	$133
Exit Term Loan Facility	10/14/2021	211	195
Unamortized (discount) and debt issuance costs, net		(30)	(27)
Less: Current portion		(28)	(18)
Total long-term debt		$265	$283
We determine the fair value of our long-term debt based on market information and a review of prices and terms available for similar obligations.  Our debt is classified as Level 2 within the fair value hierarchy (see Note 4). As of June 30, 2017 (Successor), the fair value of Verso’s total debt outstanding was $330 million.

Subsequent to June 30, 2017 (Successor), on July 18, 2017, we elected to make a $20 million voluntary principal payment on the Exit Term Loan Facility (as defined below), from available liquidity including amounts under our Exit ABL Facility (as defined below), and applied that payment against the final maturity amount due in October 2021.

Amounts included in interest expense and amounts of cash interest payments related to long-term debt for the periods presented, are as follows:

	Predecessor	Successor	Predecessor	Successor
	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
(Dollars in millions)	June 30, 2016	June 30, 2017	June 30, 2016	June 30, 2017
Interest expense	$11	$8	$37	$16
Cash interest paid	6	7	8	15
Debt issuance cost and discount amortization(1)	—	2	1	4
(1) Amortization of debt issuance cost and original issue discount are included in interest expense on the unaudited condensed consolidated statements of operations.
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

Verso Holdings borrowed $340 million under the Exit Credit Facilities on the Effective Date, with available loan proceeds of $318 million, consisting of (i) the borrowing of $120 million under the Exit ABL Facility and (ii) the net borrowing of $198 million ($220 million par value less $22 million of original issue discount) under the Exit Term Loan Facility. The proceeds of the borrowings on the Effective Date under the Exit Credit Facilities were used (i) to repay outstanding indebtedness under the debtor-in-possession financing credit agreements, (ii) to pay outstanding allowed administrative expenses and allowed claims in accordance with the Plan, and (iii) to pay fees, costs and expenses related to and contemplated by the Exit Credit Facilities and emergence by Verso and its subsidiaries from bankruptcy. The proceeds of the borrowings under the Exit ABL Facility after the Effective Date will be used for working capital and general corporate purposes, including permitted acquisitions.

The Exit ABL Facility will mature on July 14, 2021. The outstanding borrowings under the Exit ABL Facility bear interest at a per annum rate equal to, at the option of Verso Holdings, either (i) a customary London interbank offered rate, or “LIBOR,” plus an applicable margin ranging from 1.25% to 2.00% or (ii) a customary base rate plus an applicable margin ranging from 0.25% to 1.00%, determined based upon the average excess availability under the Exit ABL Facility. As of June 30, 2017 (Successor), the weighted-average interest rate on outstanding borrowings was 3.35%. Verso Holdings is also required to pay a commitment fee for the unused portion of the Exit ABL Facility, which ranges from 0.25% to 0.375% per annum, based upon the average revolver usage under the Exit ABL Facility. Verso Holdings has the right to prepay loans under the Exit ABL Facility at any time without a prepayment penalty, other than customary “breakage” costs with respect to eurocurrency loans. As of June 30, 2017 (Successor), the outstanding balance of the Exit ABL Facility was $133 million, with $57 million issued in letters of credit and $166 million available for future borrowings. The Company incurred $3 million of debt issuance costs associated with the Exit ABL Facility and recorded this amount as a direct deduction of the debt liability, which is being amortized over the life of the Exit ABL Facility.
The Exit Term Loan Facility will mature on October 14, 2021. The outstanding borrowings under the Exit Term Loan Facility bear interest at a rate equal to, at the option of Verso Holdings, either (i) a LIBOR (subject to a floor of 1%) plus 11% or (ii) a customary base rate plus 10%. With respect to LIBOR denominated loans under the Exit Credit Facilities, Verso Holdings may elect an interest period of one, two, three or six months or such other period subject to the terms of the Exit Credit Facilities. As of June 30, 2017 (Successor), the Exit Term Loan’s interest rate was 12.45% per annum. The term loans provided under the Exit Term Loan Facility are subject to quarterly principal amortization payments in an amount equal to the greater of (a) 2.00% of the initial principal amount of the term loans or (b) the excess cash flow in respect of such quarter as further described under the Exit Term Loan Facility; however, if the liquidity, as defined in the Exit Term Loan Facility, of Verso Holdings is less than $75 million at any time during the 90-day period following the due date of such quarterly amortization payment or excess cash flow payment date, then the portion of such amortization amount that results in such liquidity being less than $75 million will not be payable by Verso Holdings, as further described in the Exit Term Loan Facility.
Per the above described quarterly principal amortization, installments due are at least $4 million (subject to increase depending on excess cash flow) for each quarter ending in 2016 through 2021 with the remaining balance due on October 14, 2021. As the result of the excess cash flow requirement, we were obligated to fund an additional principal amortization of $7 million in the first quarter of 2017, which is reflected in our Unaudited Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2017 (Successor). Any voluntary prepayment by Verso Holdings of the term loans under the Exit Term Loan Facility will be subject to customary “breakage” costs with respect to eurocurrency loans and a 2% prepayment premium until July 14, 2018, and a 1% prepayment premium after July 15, 2018, but before July 14, 2020, and thereafter no prepayment premium will apply to any voluntary prepayment of term loans. Such prepayment premium may also apply to certain repricing amendments of the Exit Term Loan Facility as further described therein. The Company incurred $8 million of debt issuance costs associated with the Exit Term Loan Facility and recorded this amount as a direct deduction of the debt liability, which is being amortized over the life of the Exit Term Loan Facility.
All obligations under the Exit Credit Facilities are unconditionally guaranteed by Verso Finance and certain of the subsidiaries of Verso Holdings, and are secured by liens on certain assets of Verso Finance and liens on substantially all of the assets of Verso Holdings and the other guarantor subsidiaries. The security interest with respect to the Exit ABL Facility consists of a first-priority lien on the current assets of Verso Holdings and the guarantor subsidiaries, including accounts receivables, inventory, deposit accounts, securities accounts and commodities accounts, and a second-priority lien on all other collateral. The security interest, with respect to the Exit Term Loan Facility, consists of a first-priority lien on all other collateral and second-priority lien on collateral securing the Exit ABL Facility.
The Exit Credit Facilities contain financial covenants requiring the Company, among other things, to maintain a minimum fixed charge coverage ratio in certain circumstances and a maximum total net leverage ratio. The Exit Credit Facilities also contain restrictions, among other things and subject to certain exceptions, on the Company’s ability to incur debt or liens, pay dividends, repurchase equity interest, prepay indebtedness, sell or dispose of assets, and make investments in or merge with another company.

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

Borrowings under the Verso DIP Facility bore interest at a rate equal to an applicable margin plus, at Verso Holdings’ and NewPage Corp’s option, either (a) a base rate determined by reference to the highest of (1) the U.S. federal funds rate plus 0.50%, (2) the prime rate of the administrative agent, and (3) the adjusted LIBOR (as defined below) for a one-month interest period plus 1.00%, or (b) a eurocurrency rate, or “LIBOR” determined by reference to the costs of funds for eurocurrency deposits in dollars in the London interbank market for the interest period relevant to such borrowing, adjusted for certain additional costs. The applicable margin for advances under both the Verso DIP Facility and the NewPage DIP ABL was 1.50% for base rate advances and 2.50% for LIBOR advances. The applicable margin for advances under the NewPage DIP Term Loan Facility was 8.50% for base rate advances and 9.50% for LIBOR advances. Interest that accrued on any “rolled-up” term loans under the NewPage DIP Term Loan Facility was capitalized, compounded and added to the unpaid principal amount of such “rolled-up” loans on the applicable interest payment date. Verso Holdings and NewPage Corp paid commitment fees for the unused amount of commitments at an annual rate equal to 0.75% and 0.375%, respectively.  The Company incurred $22 million of debt issuance costs associated with the DIP Facility which was recorded as interest expense on the Unaudited Condensed Consolidated Statements of Operations during the six months ended June 30, 2016 (Predecessor).

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

Pre-petition Debt

The filing of the Chapter 11 Cases by the Debtors on January 26, 2016, constituted an event of default and automatic acceleration under the agreements governing all of our debt (excluding the $23 million loan from Verso Finance to Chase NMTC Verso Investment Fund). As of the date of the filing of the Chapter 11 Cases, approximately $2.5 billion of debt and interest were outstanding under the Predecessor’s pre-petition credit agreements, excluding related unamortized deferred financing costs, discounts/premiums, and deferred gains which were written off to Reorganization items, net upon filing the Chapter 11 Cases. All of the Predecessor’s pre-petition debt and interest were cancelled in exchange for the issuance of 34,390,643 of stock or 100% of the Company’s equity.

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

The following tables summarize the components of net periodic pension cost of our pension plans for the periods presented:

	Predecessor	Successor	Predecessor	Successor
	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
(Dollars in millions)	June 30, 2016	June 30, 2017	June 30, 2016	June 30, 2017
Service cost	$5	$4	$9	$8
Interest cost	17	16	34	32
Expected return on plan assets	(20)	(19)	(38)	(37)
Amortization of actuarial loss	1	—	1	—
Net periodic pension cost	$3	$1	$6	$3

The estimated net actuarial loss and prior service cost that are amortized from Accumulated other comprehensive loss and into Net periodic pension cost are classified as Cost of products sold in our Unaudited Condensed Consolidated Statements of Operations.

We make contributions that are sufficient to fund our actuarially-determined costs, generally equal to the minimum amounts required by the Employee Retirement Income Security Act.  For the three months and six months ended June 30, 2016 (Predecessor) we made contributions to the pension plans of $6 million and $11 million, respectively. For the three months and six months ended and June 30, 2017 (Successor), we made contributions to the pension plans of $6 million and $12 million, respectively. We expect to make cash contributions of $20 million to the pension plans in the remainder of 2017.

Our other postretirement benefits obligations provide other retirement and post-employment benefits for certain employees, which may include healthcare benefits for certain retirees prior to their reaching age 65, healthcare benefits for certain retirees on and after their reaching age 65, long-term disability benefits, continued group life insurance and extended health and dental benefits. These benefits are provided through various employer- and/or employee-funded postretirement benefit plans. The service and interest costs related to these obligations were not material for the three months and six months ended June 30, 2016 (Predecessor) and June 30, 2017 (Successor).

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

Transactions with Affiliates — Prior to the Effective Date, we transacted business with affiliates of Apollo from time to time.  Our product sales to Apollo affiliates were $8 million and $14 million for the three months and six months ended June 30, 2016 (Predecessor), respectively. Our product purchases from Apollo affiliates were negligible for the Predecessor. As of the

Effective date, Apollo is no longer a related party. Upon the Effective Date, several of our significant shareholders became our debt holders. For the three months and six months ended June 30, 2017 (Successor), we did not transact business with affiliates.

10. RESTRUCTURING CHARGES

Corporate Restructuring — In November 2016, Verso announced the closure of its Memphis office headquarters and relocation of its Corporate headquarters to Miamisburg, Ohio. In connection with the Memphis office closure, severance and benefit and other costs of $1 million and $2 million were incurred for the three months and six months ended June 30, 2017 (Successor), respectively. The cumulative amount incurred to date for severance and benefit costs related to this restructuring plan was $4 million as of June 30, 2017 (Successor).

The following details the changes in our restructuring reserve liabilities related to the Corporate restructuring including restructuring activities related to the Memphis corporate headquarters closure and NewPage acquisition which are included in Accrued liabilities on our Unaudited Condensed Consolidated Balance Sheets for the Successor:

Successor
Six Months
Ended
(Dollars in millions)	June 30, 2017
Beginning balance of reserve	$3
Severance and benefit costs	1
Severance and benefit payments	(3)
Other costs	1
Payments on other costs	(1)
Ending balance of reserve	$1
Androscoggin/Wickliffe Capacity Reductions — On August 20, 2015, Verso announced plans to make production capacity reductions at two of our mills by shutting down the No. 1 pulp dryer and No. 2 paper machine at our mill in Androscoggin, Maine, and by indefinitely idling our mill in Wickliffe, Kentucky. Together, these actions reduced our production capacity by approximately 430,000 tons of coated paper and approximately 130,000 tons of dried market pulp. On April 5, 2016, we announced our decision to permanently close the Wickliffe Mill and the associated Property, plant, and equipment were written down to salvage value. On November 1, 2016, we announced the temporary idling of the No. 3 paper machine at our Androscoggin Mill and on July 19, 2017, we announced plans to permanently shut down the No. 3 paper machine and associated equipment (see Note 14).
The following table details the charges incurred related primarily to the Androscoggin/Wickliffe Capacity Reductions and primarily attributable to the paper segment as included in Restructuring charges on our Unaudited Condensed Consolidated Statements of Operations for the Predecessor:

	Predecessor
	Three Months	Six Months
	Ended	Ended	Cumulative Incurred
(Dollars in millions)	June 30, 2016	June 30, 2016
Property and equipment write down	$—	$127	$127
Severance and benefit costs	4	10	26
Write-off of spare parts and inventory	—	9	12
Write-off of purchase obligations and commitments	—	2	3
Other costs	3	3	4
Total restructuring costs	$7	$151	$172

The following table details the charges incurred related primarily to the Androscoggin/Wickliffe Capacity Reductions as included in Restructuring charges on our Unaudited Condensed Consolidated Statements of Operations for the Successor:

	Successor
	Three Months	Six Months	Cumulative Incurred
	Ended	Ended
(Dollars in millions)	June 30, 2017	June 30, 2017
Severance and benefit costs	$—	$—	$5
Write-off of purchase obligations and commitments	1	1	2
Other costs	—	1	4
Total restructuring costs	$1	$2	$11

The following details the changes in our restructuring reserve liabilities related to the Androscoggin/Wickliffe Capacity Reductions during the six months ended June 30, 2017 (Successor), which are included in Accrued liabilities on our Unaudited Condensed Consolidated Balance Sheets:

Successor
Six Months
Ended
(Dollars in millions)	June 30, 2017
Beginning balance of reserve	$6
Severance and benefit payments	(1)
Purchase obligations	1
Payments on purchase obligations	(1)
Other costs	1
Payments on other costs	(1)
Ending balance of reserve	$5

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

We have determined that the Investment Fund is a VIE of which we are the primary beneficiary, and have consolidated it in accordance with the accounting standard for consolidation.  Chase’s contribution, net of syndication fees, is included in Other liabilities in the Unaudited Condensed Consolidated Balance Sheets.  The impact of the VIE was $8 million of Other liabilities for the Successor as of December 31, 2016 and June 30, 2017. Direct costs incurred in structuring the financing arrangement are deferred and will be recognized as expense over the term of the loans.  Incremental costs to maintain the structure during the compliance period are recognized as incurred.

12. COMMITMENTS AND CONTINGENCIES

Represented Employees — Approximately 70% of our hourly workforce is represented by unions. All represented employees were covered by the Master Labor Agreement 2012–2016, dated as of December 21, 2012, covering wages and benefits; certain represented mills also had local agreements covering general work rules, until the expiration of the Master Labor Agreement in December 2016. The parties continue to have a dialogue toward reaching a new agreement. In the interim, each of the represented sites has local agreements which govern wages and benefits, along with terms and conditions of employment on the local level. In the event the Master Labor Agreement is not renegotiated, management will bargain site by site as local agreements reach their respective expiration dates.

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

The following table summarizes the industry segment data for the three months and six months ended June 30, 2016 (Predecessor):

	Predecessor
	Three Months	Six Months
	Ended	Ended
(Dollars in millions)	June 30, 2016	June 30, 2016
Net Sales
Paper	$597	$1,257
Pulp	45	85
Intercompany eliminations	(12)	(22)
Total	$630	$1,320
Operating income (loss)(1)
Paper	$(10)	$(103)
Pulp	—	(17)
Total	$(10)	$(120)
Depreciation, amortization, and depletion
Paper	$41	$85
Pulp	4	8
Total	$45	$93
Capital expenditures
Paper	$16	$24
Pulp	2	5
Total	$18	$29
(1) Operating losses of the paper segment include $6 million and $135 million of Restructuring charges recognized in the three months and six months ended June 30, 2016 (Predecessor), respectively. Operating losses of the pulp segment include $1 million and $16 million of Restructuring charges recognized in the three months and six months ended June 30, 2016 (Predecessor), respectively.

14. SUBSEQUENT EVENT

On July 19, 2017, Verso announced plans to permanently shut down the No. 3 paper machine and associated equipment at Verso’s Androscoggin Mill in Jay, Maine. Verso previously announced in November 2016 its decision to temporarily idle the No. 3 paper machine and a digester and recovery boiler that support the No. 3 paper machine, reducing annual coated paper production capacity by approximately 200,000 tons.
In connection with the temporary idling of the No. 3 paper machine at our Androscoggin Mill, we determined a reduction in the useful life of the machine was necessary and accordingly recognized $43 million of accelerated depreciation during the fourth quarter of 2016 (Successor). During the first quarter of 2017 (Successor), an additional $6 million of accelerated depreciation was recognized, which is included in Depreciation, amortization, and depletion in our Unaudited Condensed Consolidated Statements of Operations. As a result of the acceleration of depreciation, no impairment charge was required to be recorded with the temporary idling or closure of the No. 3 paper machine and associated equipment at the Androscoggin Mill.
The permanent shut down of the No. 3 paper machine and associated equipment has resulted in the elimination of jobs, impacting approximately 120 employees at the Androscoggin Mill. During the fourth quarter of 2016 (Successor), Verso incurred a charge to earnings of $4 million in severance and benefit costs, which costs are expected to be paid in the third quarter of 2017. Verso also recorded a non-cash charge of $1 million for the write-off of spare parts and inventory produced on the No. 3 paper machine during the fourth quarter of 2016 (Successor).

Verso does not expect to incur any additional charges as a result of the permanent closure of the No. 3 paper machine and associated equipment.

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

Headquartered in Miamisburg, Ohio (formerly Memphis, Tennessee), Verso operates seven mills located in Maine, Maryland, Michigan, Minnesota, and Wisconsin with a total annual paper production capacity of approximately 2,955,000 tons of paper and approximately 290,000 tons of pulp.

Background

Emergence from Chapter 11

On January 26, 2016, or the “Petition Date,” we and substantially all of our direct and indirect subsidiaries, collectively, the “Debtors,” filed voluntary petitions for relief, or the “Chapter 11 Filings,” under Chapter 11 of Title 11 of the United States Code, or the “Bankruptcy Code,” in the United States Bankruptcy Court for the District of Delaware, the “Bankruptcy Court.” The Chapter 11 cases, or the “Chapter 11 Cases,” were consolidated for procedural purposes only and administered jointly under the caption “In re: Verso Corporation, et al., Case No. 16-10163.” During the pendency of the Chapter 11 Cases, we continued to manage our properties and operate our businesses as a “debtor-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.
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

•
All general unsecured claims were satisfied in full for an aggregate settlement totaling $3 million in cash (except with respect to general unsecured claims against Debtors that have only de minimis assets, which will receive no distributions under the Plan);

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

•	Employee retirement contracts and collective bargaining agreements were honored by Verso upon emergence.
Pursuant to the Plan, on the Effective Date, the Company entered into a $375 million asset-based revolving credit facility or the “Exit ABL Facility”, and a senior secured term loan agreement or the “Exit Term Loan Facility” that provides for term loan commitments of $220 million or collectively the “Exit Credit Facilities.” Further, Verso Holdings borrowed $340 million under the Exit Credit Facilities on the Effective Date, with available loan proceeds of $318 million, consisting of (i) the borrowing of $120 million under the Exit ABL Facility and (ii) the borrowing of $198 million ($220 million net of original issue discount) under the Exit Term Loan Facility. The proceeds of the borrowings on the Effective Date under the Exit Credit Facilities were used (i) to repay outstanding indebtedness under the DIP Facilities, (ii) to pay outstanding allowed administrative expenses and allowed claims in accordance with the Plan, and (iii) to pay fees, costs and expenses related to and contemplated by the Exit Credit Facilities and emergence by Verso and its subsidiaries from bankruptcy.
Financial Reporting Under Reorganization
See Note 2 of our Unaudited Condensed Consolidating Financial Statements for further discussion of financial reporting implications related to our Chapter 11 Cases, and emergence therefrom.
Capacity Reductions
On August 20, 2015, Verso announced plans to make production capacity reductions at two of our mills by shutting down the No. 1 pulp dryer and No. 2 paper machine at our mill in Androscoggin, Maine, and by indefinitely idling our mill in Wickliffe, Kentucky. Together, these actions reduced our production capacity by approximately 430,000 tons of coated paper and approximately 130,000 tons of dried market pulp. On April 5, 2016, we announced our decision to permanently close the Wickliffe Mill and the associated Property, plant, and equipment were written down to salvage value. On November 1, 2016, we announced the temporary idling of the No. 3 paper machine at our Androscoggin Mill, reducing annual coated paper production capacity by approximately 200,000 tons. On July 19, 2017, we announced plans to permanently shut down the No. 3 paper machine and associated equipment.
Presentation of Predecessor and Successor

We adopted fresh-start reporting as of the Effective Date. As a result of the application of fresh-start reporting, our financial statements for periods prior to the Effective Date are not comparable to those for periods subsequent to the Effective Date. References in this report to “Successor” refer to the Company on or after the Effective Date. References to “Predecessor” refer to the Company prior to the Effective Date. Operating results for the Successor and Predecessor periods are not necessarily indicative of the results to be expected for a full year. References such as the “Company,” “we,” “our” and “us” refer to Verso, whether Predecessor and/or Successor, as appropriate.

Results of Operations

The following tables set forth the historical results of operations of Verso for the periods indicated below.  The following discussion of our financial condition and results of operations should be read in conjunction with our Unaudited Condensed Consolidated Financial Statements and notes thereto included elsewhere in this quarterly report.

Three Months Ended June 30, 2017 (Successor) Compared to Three Months Ended June 30, 2016 (Predecessor)

	Predecessor	Successor
	Three Months	Three Months
	Ended	Ended	Three Month
(Dollars in millions)	June 30, 2016	June 30, 2017	$ Change
Net sales	$630	$585	$(45)
Costs and expenses:
Cost of products sold (exclusive of depreciation, amortization and depletion)	548	571	23
Depreciation, amortization and depletion	45	27	(18)
Selling, general and administrative expenses	40	24	(16)
Restructuring charges	7	2	(5)
Operating income (loss)	(10)	(39)	(29)
Interest expense	11	10	(1)
Income (loss) before reorganization items, net	(21)	(49)	(28)
Reorganization items, net	12	—	(12)
Income (loss) before income taxes	(33)	(49)	(16)
Income tax expense	—	—	—
Net income (loss)	$(33)	$(49)	$(16)

Net Sales. Net sales for the three months ended June 30, 2017 (Successor) decreased by $45 million compared to the three months ended June 30, 2016 (Predecessor). This decrease was attributable to a 5% decrease in total sales volume, from 755 thousand tons during the three months ended June 30, 2016 (Predecessor) to 719 thousand tons for the same period of the current year (Successor), and a 3% reduction in price, from $834 per ton during the three months ended June 30, 2016 (Predecessor) to $813 per ton for the same period of the current year (Successor). The decrease in sales volume resulted in a $30 million decrease in revenue, while the reduced pricing, partially offset by improvement in product mix, resulted in an additional $15 million decrease in revenue. The decrease in volume and pricing were driven by general softening of demand for coated papers and our capacity reductions at our Androscoggin Mill.

Cost of sales.  Cost of products sold, excluding depreciation, amortization, and depletion expenses, increased $23 million, or 4%, in the three months ended June 30, 2017 (Successor), compared to the three months ended June 30, 2016 (Predecessor). Our gross margin, excluding depreciation, amortization, and depletion expenses, was 2.4% for the three months ended June 30, 2017 (Successor), compared to 13.0% for the three months ended June 30, 2016 (Predecessor), reflecting an incremental decrease of $68 million in gross margin. Gross margin was negatively impacted by lower sales volume, lower sales prices, higher input costs, primarily as a result of inflation in chemicals and energy costs partially offset by lower wood costs, the effects of taking market-related downtime at our mills, production mix and reliability issues, and the effect of an accounting policy change adopted in conjunction with fresh-start accounting, related to certain centralized manufacturing overhead costs of $7 million previously recorded in Selling, general, and administrative expenses of the Predecessor that are now recorded in Cost of products sold of the Successor.

Depreciation, amortization, and depletion. Depreciation, amortization, and depletion expenses for the three months ended June 30, 2017 (Successor) decreased $18 million, or 40%, from the three months ended June 30, 2016 (Predecessor). The reduction in depreciation, amortization, and depletion is attributable to the capacity reductions at our Androscoggin Mill and the reduction in the carrying value of our property, plant and equipment as a result of the adoption of fresh-start accounting.

Selling, general and administrative expenses. Selling, general and administrative expenses for the three months ended June 30, 2017 (Successor) decreased $16 million, or 40%, compared to the same period of the prior year (Predecessor) primarily attributable to cost reduction initiatives implemented by management across the organization and a change in accounting policy adopted in connection with fresh-start accounting. As described in Cost of sales above, $7 million of certain centralized costs related to manufacturing overhead previously recorded in Selling, general, and administrative expenses of the Predecessor are now recorded in Cost of products sold of the Successor. As a percentage of sales, Selling, general and administrative expenses were 4.1% for the three months ended June 30, 2017 (Successor) and 6.3% for the three months ended June 30, 2016 (Predecessor).

Restructuring charges. Restructuring charges for the three months ended June 30, 2017 (Successor) decreased $5 million from the same period of the prior year (Predecessor). Restructuring charges during the three months ended June 30, 2017 (Successor) are primarily associated with the announced closure and relocation of the Memphis office headquarters and closure of the Wickliffe Mill. Restructuring charges during the three months ended June 30, 2016 (Predecessor) consisted primarily of severance and benefit and other costs related to the permanent closure of the Wickliffe Mill.

Reorganization items, net. Reorganization items, net, which represent expenses and income associated with the Chapter 11 Cases, were a net expense of $12 million for the three months ended June 30, 2016 (Predecessor), primarily attributable to professional fees. Reorganization items, net also include adjustments to reflect the carrying value of liabilities subject to compromise at their estimated allowed claim amounts, as such adjustments are determined.

Six Months Ended June 30, 2017 (Successor) Compared to Six Months Ended June 30, 2016 (Predecessor)

	Predecessor	Successor
	Six Months	Six Months
	Ended	Ended	Six Month
(Dollars in millions)	June 30, 2016	June 30, 2017	$ Change
Net sales	$1,320	$1,201	$(119)
Costs and expenses:
Cost of products sold (exclusive of depreciation, amortization and depletion)	1,166	1,131	(35)
Depreciation, amortization and depletion	93	60	(33)
Selling, general and administrative expenses	87	57	(30)
Restructuring charges	151	4	(147)
Other operating (income) expense	(57)	—	57
Operating income (loss)	(120)	(51)	69
Interest expense	37	19	(18)
Income (loss) before reorganization items, net	(157)	(70)	87
Reorganization items, net	(36)	—	36
Income (loss) before income taxes	(121)	(70)	51
Income tax expense	—	—	—
Net income (loss)	$(121)	$(70)	$51

Net Sales. Net sales for the six months ended June 30, 2017 (Successor) decreased by $119 million compared to the six months ended June 30, 2016 (Predecessor). This decrease was attributable to a 6% reduction in volume from 1,562 thousand tons during the six months ended June 30, 2016 (Predecessor) to 1,462 thousand tons during the same period of the current year (Successor) and a 3% reduction in price, from $845 per ton during the six months ended June 30, 2016 to $821 per ton for the same period of the current year (Successor). The decrease in sales volume resulted in $84 million of reduced revenue, while the reduced pricing, partially offset by improvement in product mix, resulted in an additional $35 million decrease in revenue. The decrease in volume and pricing were driven by general softening of demand for coated papers and our capacity reductions at our Androscoggin Mill.

Cost of sales.  Cost of products sold, excluding depreciation, amortization, and depletion expenses, decreased $35 million, or 3%, in the six months ended June 30, 2017 (Successor), compared to the six months ended June 30, 2016 (Predecessor). Our gross margin, excluding depreciation, amortization, and depletion expenses, was 5.8% for the six months ended June 30, 2017 (Successor), compared to 11.7% for the six months ended June 30, 2016 (Predecessor), reflecting an incremental decrease of $84 million in gross margin. Gross margin was negatively impacted by lower sales volume, lower sales prices, higher input costs, primarily as a result of inflation in chemicals and energy costs partially offset by lower wood costs, the effects of taking market-related downtime at our mills, production mix and reliability issues, and the effect of an accounting policy change adopted in conjunction with fresh-start accounting, related to certain centralized manufacturing overhead costs of $14 million previously recorded in Selling, general, and administrative expenses of the Predecessor that are now recorded in Cost of products sold of the Successor.

Depreciation, amortization, and depletion. Depreciation, amortization, and depletion expenses for the six months ended June 30, 2017 (Successor) decreased $33 million, or 35%, from the six months ended June 30, 2016 (Predecessor). The reduction in depreciation, amortization, and depletion is attributable to the capacity reductions at our Androscoggin Mill, the closure of the Wickliffe Mill and the reduction in the carrying value of our property, plant and equipment as a result of the adoption of fresh-start accounting. These reductions were partially offset by $6 million of accelerated depreciation recognized in the first quarter of 2017 in connection with the temporary idling of the No. 3 paper machine at our Androscoggin Mill.

Selling, general and administrative expenses.  Selling, general and administrative expenses for the six months ended June 30, 2017 (Successor) decreased $30 million, or 34%, compared to the same period of the prior year (Predecessor) primarily attributable to cost reduction initiatives implemented by management across the organization and a change in accounting policy adopted in connection with fresh-start accounting. As described in Cost of sales above, $14 million of certain centralized costs related to manufacturing overhead previously recorded in Selling, general, and administrative expenses of the Predecessor are now recorded in Cost of products sold of the Successor. In addition, Selling, general and administrative expenses for the six months ended June 30, 2016 (Predecessor) included $6 million in costs incurred in connection with advisory and legal services related to planning for the Chapter 11 Cases. As a percentage of sales, Selling, general and administrative expenses were 4.7% for the six months ended June 30, 2017 (Successor) and 6.6% for the six months ended June 30, 2016 (Predecessor).

Restructuring charges. Restructuring charges for the six months ended June 30, 2017 (Successor) decreased $147 million from the same period of the prior year (Predecessor). Restructuring charges during the six months ended June 30, 2017 (Successor) are primarily associated with the announced closure and relocation of the Memphis office headquarters and closure of the Wickliffe Mill. Restructuring charges during the six months ended June 30, 2016 (Predecessor) consisted primarily of non-cash fixed asset write-down charges from the permanent closure of the Wickliffe Mill.

Other operating (income) expense.  Other operating income of $57 million for the six months ended June 30, 2016 (Predecessor) was primarily attributable to the sale of hydroelectric facilities in January 2016.

Interest expense.  Interest expense for the six months ended June 30, 2017 (Successor) decreased $18 million, or 49%, compared to the six months ended June 30, 2016 (Predecessor). For the six months ended June 30, 2016 (Predecessor), we ceased recording interest expense as of the Petition Date on outstanding pre-petition debt classified as liabilities subject to compromise. Such interest on pre-petition debt was stayed by the Bankruptcy Court effective on the Petition Date. During the pendency of the bankruptcy, we incurred interest expense on the DIP Facilities. For periods subsequent to the Effective Date, we incurred interest expense on the outstanding balance of the Exit Credit Facilities.

Reorganization items, net. Reorganization items, net, were a net gain of $36 million for the six months ended June 30, 2016 (Predecessor), consisting primarily of an adjustment of the carrying value of our debt to the estimated allowed claim of its stated principal balance resulting in a gain of $81 million offset by professional fees and DIP financing costs. Reorganization items, net also include adjustments to reflect the carrying value of liabilities subject to compromise at their estimated allowed claim amounts, as such adjustments are determined.

Reconciliation of Net Income (Loss) to EBITDA and Adjusted EBITDA

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

The following table reconciles net income (loss) to EBITDA and Adjusted EBITDA for the periods presented:

	Predecessor	Successor	Predecessor	Successor
	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
(Dollars in millions)	June 30, 2016	June 30, 2017	June 30, 2016	June 30, 2017
Net income (loss)	$(33)	$(49)	$(121)	$(70)
Income tax expense	—	—	—	—
Interest expense, net	11	10	37	19
Depreciation, amortization and depletion	45	27	93	60
EBITDA	$23	$(12)	$9	$9
Adjustments to EBITDA:
Reorganization items, net (1)	12	—	(36)	—
Restructuring charges (2)	7	2	151	4
(Gain) loss on disposal of assets (3)	—	—	(57)	—
Pre-reorganization costs (4)	—	—	6	—
Other severance costs (5)	1	5	2	5
Other items, net (6)	3	1	11	4
Adjusted EBITDA	$46	$(4)	$86	$22
(1) Expenses and income associated with the Chapter 11 Cases.
(2) For 2017, charges are primarily associated with the announced closure and relocation of the Memphis office headquarters and closure of the Wickliffe Mill. For 2016, charges are primarily associated with the closure of the Wickliffe Mill, of which $137 million is non-cash.
(3) Realized gain on the sale of assets was primarily attributable to the sale of hydroelectric facilities in January 2016.
(4) Costs incurred in connection with advisory and legal services related to planning for the Chapter 11 Cases.
(5) Severance and related benefit costs not associated with restructuring activities.
(6) For 2017, costs incurred in connection with the re-engineering of information systems, non-cash equity award expense, costs associated with the temporary idling of the No. 3 paper machine at the Androscoggin Mill, and miscellaneous other non-recurring adjustments. For 2016, costs associated with the indefinite idling of the Wickliffe Mill, non-cash equity award expense, unrealized losses (gains) on energy-related derivative contracts, and miscellaneous other non-recurring adjustments.

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

Liquidity and Capital Resources

Our historical negative cash flows from operations caused an inability to support our significant interest payments and debt maturities and a need to refinance and/or extend the maturities of our outstanding debt. On January 26, 2016, Verso and substantially all of its direct and indirect subsidiaries filed voluntary petitions for relief under the Bankruptcy Code in the Bankruptcy Court. The Chapter 11 Filings constituted an event of default and automatic acceleration under the agreements governing all of our pre-petition debt (excluding the $23 million loan from Verso Finance Holdings to Chase NMTC Verso Investment Fund).
Verso emerged from its Chapter 11 Cases on July 15, 2016. Pursuant to the Plan, on July 15, 2016, we entered into a $375 million Exit ABL Facility and a $220 million Exit Term Loan Facility. We borrowed $340 million under the Exit Credit Facilities on July 15, 2016, with available loan proceeds of $318 million, consisting of $120 million of borrowings under the asset-based revolving credit facility and $198 million ($220 million net of original issue discount) of borrowings under the term loan agreement. On July 15, 2016, we paid in full, amounts outstanding on the DIP Facilities with proceeds from the Exit Credit Facilities. As of June 30, 2017 (Successor), the outstanding balance of the Exit ABL Facility was $133 million, with $57 million in letters of credit issued, and $166 million available for future borrowings.

On July 18, 2017, we elected to make a $20 million voluntary principal payment on the Exit Term Loan Facility, from available liquidity including amounts under our Exit ABL Facility, and applied that payment against the final maturity amount due in October 2021.
Our cash flows from operating, investing and financing activities, as reflected in the Unaudited Condensed Consolidated Statements of Cash Flows, are summarized in the following table.

	Predecessor	Successor
	Six Months	Six Months
	Ended	Ended
(Dollars in millions)	June 30, 2016	June 30, 2017
Net cash provided by (used in):
Operating activities	$39	$16
Investing activities	31	(21)
Financing activities	(48)	5
Net change in cash and cash equivalents	$22	$—

Operating activities.  In the first six months of 2017 (Successor), net cash provided by operating activities of $16 million, primarily reflects a net loss of $70 million offset by cash provided from working capital of $30 million, primarily attributable to reductions in inventory levels and non-cash depreciation, amortization, and depletion of $60 million. In the first six months of 2016 (Predecessor), net cash provided by operating activities of $39 million reflects a net loss of $121 million offset by non-cash depreciation, amortization, and depletion of $93 million, non-cash restructuring and reorganization items, net of $61 million and a decrease in cash used in working capital of $57 million, primarily due to interest and vendor payments stayed by the Chapter 11 Filings.

Investing activities. In the first six months of 2017 (Successor), net cash used in investing activities consists of $21 million of capital expenditures. In the first six months of 2016 (Predecessor), net cash provided by investing activities of $31 million consists primarily of $63 million of proceeds from the sale of hydroelectric generation facilities and related assets, offset by $29 million of capital expenditures.

Financing activities. In the first six months of 2017 (Successor), net cash provided by financing activities of $5 million, resulted primarily from net borrowings of $21 million on our Exit ABL Facility offset by $16 million of repayments related to the Exit Term Loan Facility. In the first six months of 2016 (Predecessor), net cash used in financing activities of $48 million, resulted primarily from net payments on pre-petition revolving credit facilities of $299 million, offset by net borrowings from debtor-in-possession revolving credit facilities of $98 million and proceeds from the debtor-in-possession term loan of $175 million. Cash flows used in financing activities in the first six months of 2016, also included $22 million of debt issuance costs associated with the debtor in possession financing.

Exit Credit Facilities. On the Effective Date, pursuant to the terms of Plan, Verso Holdings entered into a $375 million Exit ABL Facility and an Exit Term Loan Facility that provides for term loan commitments of $220 million with loan proceeds of $198 million after the deduction of the original issue discount of $22 million.

Verso Holdings borrowed $340 million under the Exit Credit Facilities on the Effective Date, with available loan proceeds of $318 million, consisting of (i) the borrowing of $120 million under the Exit ABL Facility and (ii) the net borrowing of $198 million ($220 million par value less $22 million of original issue discount) under the Exit Term Loan Facility. The proceeds of the borrowings on the Effective Date under the Exit Credit Facilities were used (i) to repay outstanding indebtedness under the debtor-in-possession financing credit agreements, (ii) to pay outstanding allowed administrative expenses and allowed claims in accordance with the Plan, and (iii) to pay fees, costs and expenses related to and contemplated by the Exit Credit Facilities and emergence by Verso and its subsidiaries from bankruptcy. The proceeds of the borrowings under the Exit ABL Facility after the Effective Date will be used for working capital and general corporate purposes, including permitted acquisitions.

The Exit ABL Facility will mature on July 14, 2021. The outstanding borrowings under the Exit ABL Facility bear interest at a per annum rate equal to, at the option of Verso Holdings, either (i) a customary London interbank offered rate, or “LIBOR,” plus an applicable margin ranging from 1.25% to 2.00% or (ii) a customary base rate plus an applicable margin ranging from 0.25% to 1.00%, determined based upon the average excess availability under the Exit ABL Facility. Verso Holdings is also required to pay a commitment fee for the unused portion of the Exit ABL Facility, which ranges from 0.25% to 0.375% per annum, based upon the average revolver usage under the Exit ABL Facility. Verso Holdings has the right to prepay loans under the Exit ABL Facility at any time without a prepayment penalty, other than customary “breakage” costs with respect to eurocurrency loans. As of June 30, 2017 (Successor), the outstanding balance of the Exit ABL Facility was $133 million, with $57 million in letters of credit issued, and $166 million available for future borrowings. We incurred $3 million of debt issuance costs associated with the Exit ABL Facility and recorded this amount as a direct deduction of the debt liability, which is being amortized over the life of the Exit ABL Facility.
The Exit Term Loan Facility will mature on October 14, 2021. The outstanding borrowings under the Exit Term Loan Facility bear interest at a rate equal to, at the option of Verso Holdings, either (i) LIBOR (subject to a floor of 1%) plus 11% or (ii) a customary base rate plus 10%. With respect to LIBOR denominated loans under the Exit Credit Facilities, Verso Holdings may elect an interest period of one, two, three or six months or such other period subject to the terms of the Exit Credit Facilities. As of June 30, 2017 (Successor), the Exit Term Loan’s interest rate was 12.45% per annum. The term loans provided under the Exit Term Loan Facility are subject to quarterly principal amortization payments in an amount equal to the greater of (a) 2.00% of the initial principal amount of the term loans or (b) the excess cash flow in respect of such quarter as further described under the Exit Term Loan Facility; however, if the liquidity, as defined in the Exit Term Loan Facility, of Verso Holdings is less than $75 million at any time during the 90-day period following the due date of such quarterly amortization payment or excess cash flow payment date, then the portion of such amortization amount that results in such liquidity being less than $75 million will not be payable by Verso Holdings, as further described in the Exit Term Loan Facility.
Per the described quarterly principal amortization, installments due are $4 million (subject to increase depending on excess cash flow) for each quarter ending in 2016 through 2021 with the remaining balance due on October 14, 2021. As the result of the excess cash flow requirement, we were obligated to fund an additional principal amortization of $7 million in the first quarter of 2017, which is reflected in our Unaudited Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2017 (Successor). Any voluntary prepayment by Verso Holdings of the term loans under the Exit Term Loan Facility will be subject to customary “breakage” costs with respect to eurocurrency loans and a 2% prepayment premium until July 14, 2018, and a 1% prepayment premium after July 15, 2018, but before July 14, 2020, and thereafter no prepayment premium will apply to any voluntary prepayment of term loans. Such prepayment premium may also apply to certain repricing amendments of the Exit Term Loan Facility as further described therein. We incurred $8 million of debt issuance costs associated with the Exit Term Loan Facility and recorded this amount as a direct deduction of the debt liability, which is being amortized over the life of the Exit Term Loan Facility.
All obligations under the Exit Credit Facilities are unconditionally guaranteed by Verso Finance and certain of the subsidiaries of Verso Holdings, and are secured by liens on certain assets of Verso Finance and liens on substantially all of the assets of Verso Holdings and the other guarantor subsidiaries. The security interest with respect to the Exit ABL Facility consists of a first-priority lien on the current assets of Verso Holdings and the guarantor subsidiaries, including accounts receivables, inventory, deposit accounts, securities accounts and commodities accounts, and a second-priority lien on all other collateral. The security interest, with respect to the Exit Term Loan Facility, consists of a first-priority lien on all other collateral and second-priority lien on collateral securing the Exit ABL Facility.
The Exit Credit Facilities contain financial covenants requiring us, among other things, to maintain a minimum fixed charge coverage ratio in certain circumstances and a maximum total net leverage ratio. The Exit Credit Facilities also contain restrictions, among other things and subject to certain exceptions, on our ability to incur debt or liens, pay dividends, repurchase equity interest, prepay indebtedness, sell or dispose of assets, and make investments in or merge with another company.

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

As of June 30, 2017, we were in compliance with the covenants in our Exit Credit Facilities.

Outlook
During the three months ended June 30, 2017, we continued to see increased pressure on pricing while absorbing higher input costs. To that effect, we have announced price increases on coated grades, digital and specialty paper in the third quarter of 2017. We have responded to our challenging environment by focusing on cash flow, reducing our debt, managing our inventory and working with suppliers on improving terms. Our efforts led to a $20 million voluntary prepayment of our debt in July 2017. We also expect to sell our Wickliffe Mill during the third quarter of 2017 and use proceeds to further reduce our debt. While we believe our industry will continue to face demand challenges, we believe our focus on cash flow management and debt reduction will position us for improved financial results.
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

We reach our end-users through several channels, including printers, brokers, paper merchants, and direct sales to end-users.  We sell and market our products to approximately 300 customers. During the six months ended June 30, 2017 (Successor), our largest customer, Veritiv Corporation, accounted for approximately 20% of our total net sales.

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

Our Exit ABL Facility and Exit Term Loan Facility each bear interest at a variable rate based on LIBOR or a customary base rate, in each case plus an applicable margin. Our Exit Term Loan Facility has a LIBOR floor of 1%. Assuming the principal amount outstanding under the Exit ABL Facility remains unchanged as of June 30, 2017 (Successor), and the Exit Term Loan Facility interest remains at or above the LIBOR floor, a 100 basis point increase in quoted interest rates on our outstanding floating-rate debt as of June 30, 2017 (Successor), would have increased our annual interest expense by $3 million.  While we may enter into agreements limiting our exposure to higher interest rates, any such agreements may not offer complete protection from this risk.

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

Energy.  We continue to produce a significant portion of our energy needs for our paper mills from sources such as waste wood, waste water, hydroelectric facilities, liquid biomass from our pulping process, and internal energy cogeneration facilities.  Our external energy purchases vary across each of our mills and include fuel oil, natural gas, coal, and electricity.  Our overall energy expenditures are mitigated by our internal energy production capacity and ability to switch between certain energy sources. We also consider the use of derivative contracts as part of our risk management strategy to manage our exposure to market fluctuations in energy prices.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2017.  Based upon this evaluation, and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2017.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended June 30, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 8, 2017
VERSO CORPORATION

	By:	/s/ B. Christopher DiSantis
B. Christopher DiSantis President, Chief Executive Officer, and Director (Principal Executive Officer)

By:	/s/ Allen J. Campbell
Allen J. Campbell Senior Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

The following exhibits are included with this report:

Exhibit Number	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation of Verso Corporation.(1)

3.2	Amended and Restated Bylaws of Verso Corporation.(2)

4.1	Form of specimen Class A Common Stock certificate.(3)

4.2	Form of specimen Class B Common Stock certificate.(4)

4.3	Form of specimen Plan Warrant certificate.(5)

10.1*	Separation Agreement dated June 30, 2017, between Verso Corporation and Peter H. Kesser.(6)

31.1	Certification of Principal Executive Officer of Verso Corporation pursuant to Rule 13a-14(a) under Securities Exchange Act of 1934.

31.2	Certification of Principal Financial Officer of Verso Corporation pursuant to Rule 13a-14(a) under Securities Exchange Act of 1934.

32.1	Certification of Principal Executive Officer of Verso Corporation pursuant to Rule 13a-14(b) under Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2	Certification of Principal Financial Officer of Verso Corporation pursuant to Rule 13a-14(b) under Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

______________________

*	An asterisk denotes a management contract or compensatory plan or arrangement.

(1)	Incorporated herein by reference to Exhibit 3.1 to Verso Corporation’s Registration Statement on Form 8-A filed with the SEC on July 15, 2016.

(2)	Incorporated herein by reference to Exhibit 3.2 to Verso Corporation’s Registration Statement on Form 8-A filed with the SEC on July 15, 2016.

(3)	Incorporated herein by reference to Exhibit 4.1 to Verso Corporation’s Current Report on Form 8‑K filed with the SEC on July 19, 2016.

(4)	Incorporated herein by reference to Exhibit 4.2 to Verso Corporation’s Current Report on Form 8‑K filed with the SEC on July 19, 2016.

(5)	Incorporated herein by reference to Exhibit 10.4 to Verso Corporation’s Current Report on Form 8‑K filed with the SEC on July 19, 2016.

(6)	Incorporated herein by reference to Exhibit 10.1 to Verso Corporation’s Current Report on Form 8‑K filed with the SEC on July 5, 2017.