Form 10-Q
period 2017-09-30
Verso Corp
filed 2017-11-14
CIK 1421182

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________
VERSO CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	001-34056	75-3217389
(State of Incorporation or Organization)	(Commission File Number)	(IRS Employer Identification Number)
8540 Gander Creek Drive
Miamisburg, Ohio 45342
(Address, including zip code, of principal executive offices)
(877) 855-7243
(Registrant’s telephone number, including area code)
_____________________

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     ☑ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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
☑ Yes ☐ No
As of October 31, 2017, Verso Corporation had 34,086,201 shares of Class A common stock, par value $0.01 per share, and 369,272 shares of Class B common stock, par value $0.01 per share, outstanding.

Entity Names and Organization

In this report, the term “Verso” refers to Verso Corporation, which is the ultimate parent entity and the issuer of Class A common stock listed on the New York Stock Exchange. In December 2016, Verso Corporation completed a consolidation and reorganization of its subsidiaries, or the “Internal Reorganization.” Prior to the Internal Reorganization, Verso was the sole member of Verso Paper Finance Holdings One LLC, which was the sole member of Verso Paper Finance Holdings LLC, which was the sole member of Verso Paper Holdings LLC. As used in this report, the term “Verso Finance” refers to Verso Paper Finance Holdings LLC; the term “Verso Holdings” refers to Verso Paper Holdings LLC; the term “NewPage” refers to NewPage Holdings Inc., which was an indirect, wholly owned subsidiary of Verso; the term “NewPage Corp” refers to NewPage Corporation, which was an indirect, wholly owned subsidiary of NewPage; and the term for any such entity includes its direct and indirect subsidiaries when referring to the entity’s consolidated financial condition or results. Each of Verso Finance, Verso Holdings, NewPage and NewPage Corp were either merged into other subsidiaries of Verso, converted into limited liability corporations and/or renamed in the Internal Reorganization and do not exist on and after the Internal Reorganization. Unless otherwise noted, references to “the Company,” “we,” “us,” and “our” refer to Verso.

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

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

VERSO CORPORATION
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
(Dollars in millions)	2016	2017
ASSETS
Current assets:
Cash and cash equivalents	$6	$6
Accounts receivable, net	194	216
Inventories, net	445	399
Prepaid expenses and other assets	20	14
Total current assets	665	635
Property, plant and equipment, net	1,132	1,074
Intangibles and other assets, net	58	53
Total assets	$1,855	$1,762
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$105	$157
Accrued liabilities	148	120
Current maturities of long-term debt	28	18
Total current liabilities	281	295
Long-term debt	265	246
Pension benefit obligation	491	470
Other liabilities	48	46
Total liabilities	1,085	1,057
Commitments and contingencies (Note 12)
Equity:
Preferred stock -- par value $0.01 (50,000,000 shares authorized, no shares issued)	—	—
Common stock -- par value $0.01 (210,000,000 Class A shares authorized with 33,366,784 shares issued and outstanding on December 31, 2016 and 34,095,338 shares issued and 34,086,201 outstanding on September 30, 2017; 40,000,000 Class B shares authorized with 1,023,859 shares issued and outstanding on December 31, 2016 and 369,272 shares issued and outstanding on September 30, 2017)	—	—
Treasury stock -- at cost (no shares on December 31, 2016 and 9,137 shares on September 30, 2017)	—	—
Paid-in-capital (including Warrants of $10 million)	675	676
Retained deficit	(32)	(98)
Accumulated other comprehensive income	127	127
Total equity	770	705
Total liabilities and equity	$1,855	$1,762
See notes to Unaudited Condensed Consolidated Financial Statements.

VERSO CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Predecessor	Successor
	July 1, 2016	July 15, 2016	Three Months
	Through	Through	Ended
(Dollars in millions, except per share amounts)	July 14, 2016	September 30, 2016	September 30, 2017
Net sales	$97	$578	$621
Costs and expenses:
Cost of products sold (exclusive of depreciation, amortization and depletion)	83	559	552
Depreciation, amortization and depletion	7	24	27
Selling, general and administrative expenses	8	23	24
Restructuring charges	—	2	4
Other operating (income) expense	—	2	—
Operating income (loss)	(1)	(32)	14
Interest expense	2	8	10
Income (loss) before reorganization items, net	(3)	(40)	4
Reorganization items, net	(1,302)	—	—
Income (loss) before income taxes	1,299	(40)	4
Income tax expense	—	—	—
Net income (loss)	$1,299	$(40)	$4
Income (loss) per common share:
Basic	$15.88	$(1.16)	$0.12
Diluted	15.88	(1.16)	0.12
Weighted average common shares outstanding (in thousands):
Basic	81,823	34,391	34,456
Diluted	81,823	34,391	34,460

See notes to Unaudited Condensed Consolidated Financial Statements.

VERSO CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Predecessor	Successor
	January 1, 2016	July 15, 2016	Nine Months
	Through	Through	Ended
(Dollars in millions, except per share amounts)	July 14, 2016	September 30, 2016	September 30, 2017
Net sales	$1,417	$578	$1,822
Costs and expenses:
Cost of products sold (exclusive of depreciation, amortization and depletion)	1,249	559	1,683
Depreciation, amortization and depletion	100	24	87
Selling, general and administrative expenses	95	23	81
Restructuring charges	151	2	8
Other operating (income) expense	(57)	2	—
Operating income (loss)	(121)	(32)	(37)
Interest expense	39	8	29
Income (loss) before reorganization items, net	(160)	(40)	(66)
Reorganization items, net	(1,338)	—	—
Income (loss) before income taxes	1,178	(40)	(66)
Income tax expense	—	—	—
Net income (loss)	$1,178	$(40)	$(66)
Income (loss) per common share:
Basic	$14.39	$(1.16)	$(1.92)
Diluted	14.39	(1.16)	(1.92)
Weighted average common shares outstanding (in thousands):
Basic	81,847	34,391	34,421
Diluted	81,847	34,391	34,421
See notes to Unaudited Condensed Consolidated Financial Statements.

VERSO CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Predecessor	Successor
	July 1, 2016	July 15, 2016	Three Months
	Through	Through	Ended
(Dollars in millions)	July 14, 2016	September 30, 2016	September 30, 2017
Net income (loss)	$1,299	$(40)	$4
Other comprehensive income (loss)	—	—	—
Comprehensive income (loss)	$1,299	$(40)	$4

	Predecessor	Successor
	January 1, 2016	July 15, 2016	Nine Months
	Through	Through	Ended
(Dollars in millions)	July 14, 2016	September 30, 2016	September 30, 2017
Net income (loss)	$1,178	$(40)	$(66)
Defined benefit pension plan amortization of net (income) loss and prior service cost	1	—	—
Other comprehensive income (loss)	1	—	—
Comprehensive income (loss)	$1,179	$(40)	$(66)
See notes to Unaudited Condensed Consolidated Financial Statements.

VERSO CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock (Predecessor)		Class A (Successor)		Class B (Successor)						Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity (Deficit)
	Common Shares	Common Stock	Common Shares	Common Stock	Common Shares	Common Stock	Treasury Shares	Treasury Stock	Paid-in-Capital	Retained Deficit
(Dollars in millions, shares in thousands)
Balance - December 31, 2015 - Predecessor	82,115	$1					(241)	$(1)	$321	$(1,402)	$(102)	$(1,183)
Net income (loss) for the period January 1, 2016 to July 14, 2016	—	—					—	—	—	1,178	—	1,178
Other comprehensive income (loss)	—	—					—	—	—	—	1	1
Treasury shares acquired	—	—					(52)	—	—	—	—	—
Equity award expense	—	—					—	—	4	—	—	4
Cancellation of Predecessor common stock	(82,115)	(1)					293	1	—	—	—	—
Elimination of Predecessor additional paid-in-capital, accumulated deficit and accumulated other comprehensive loss	—	—					—	—	(325)	224	101	—
Issuance of Successor common stock and stock purchase warrants			33,367	—	1,024	—	—	—	675	—	—	675
Balance - July 14, 2016 - Predecessor	—	$—	33,367	$—	1,024	$—	—	$—	$675	$—	$—	$675

Balance - July 15, 2016 - Successor			33,367	$—	1,024	$—	—	$—	$675	$—	$—	$675
Net income (loss) for the period July 15, 2016 to September 30, 2016			—	—	—	—	—	—	—	(40)	—	(40)
Balance - September 30, 2016 - Successor			33,367	$—	1,024	$—	—	$—	$675	$(40)	$—	$635

Balance - December 31, 2016 - Successor			33,367	$—	1,024	$—	—	$—	$675	$(32)	$127	$770
Net income (loss)			—	—	—	—	—	—	—	(66)	—	(66)
Treasury shares acquired			—	—	—	—	(9)	—	—	—	—	—
Common stock issued for restricted stock			73	—	—	—	—	—	—	—	—	—
Class B stock converted to Class A stock			655	—	(655)	—	—	—	—	—	—	—
Equity award expense			—	—	—	—	—	—	1	—	—	1
Balance - September 30, 2017 - Successor			34,095	$—	369	$—	(9)	$—	$676	$(98)	$127	$705
See notes to Unaudited Condensed Consolidated Financial Statements.

VERSO CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Predecessor	Successor
	January 1, 2016	July 15, 2016	Nine Months
	Through	Through	Ended
(Dollars in millions)	July 14, 2016	September 30, 2016	September 30, 2017
Cash Flows From Operating Activities:
Net income (loss)	$1,178	$(40)	$(66)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation, amortization and depletion	100	24	87
Noncash restructuring charges	137	—	—
Reorganization items and fresh-start reporting adjustments, net	(1,390)	—	—
Periodic pension expense	6	—	5
Pension plan contributions	(16)	(3)	(25)
Amortization of debt issuance cost and discount	1	1	6
Equity award expense	4	—	1
(Gain) loss on disposal of assets	(57)	—	1
Debtor-in-possession financing costs	22	—	—
Other, net	6	—	—
Changes in assets and liabilities:
Accounts receivable, net	26	(14)	(21)
Inventories, net	(28)	60	46
Prepaid expenses and other assets	10	1	5
Accounts payable	68	(18)	54
Accrued liabilities	(42)	(24)	(29)
Net cash provided by (used in) operating activities	25	(13)	64
Cash Flows From Investing Activities:
Proceeds from sale of assets	63	—	—
Transfers (to) from restricted cash, net	(3)	3	—
Capital expenditures	(31)	(21)	(29)
Net cash provided by (used in) investing activities	29	(18)	(29)
Cash Flows From Financing Activities:
Borrowings on revolving credit facilities	147	—	—
Payments on revolving credit facilities	(446)	—	—
Borrowings on debtor-in-possession revolving credit facilities	275	—	—
Payments on debtor-in-possession revolving credit facilities	(275)	—	—
Proceeds from debtor-in-possession term loan	175	—	—
Repayment of debtor-in-possession term loan	(175)	—	—
Borrowings on Exit ABL Facility	120	26	156
Payments on Exit ABL Facility	—	(30)	(151)
Proceeds from Exit Term Loan Facility	220	—	—
Payments on Exit Term Loan Facility	—	(4)	(40)
Original issue discount on Exit Term Loan Facility	(22)	—	—
Debtor-in-possession financing costs	(22)	—	—
Debt issuance costs	(8)	(1)	—
Net cash provided by (used in) financing activities	(11)	(9)	(35)
Change in cash and cash equivalents	43	(40)	—
Cash and cash equivalents at beginning of period	4	47	6
Cash and cash equivalents at end of period	$47	$7	$6
Noncash investing and financing activities:
Reduction in debt for debt modification	$(1)	$—	$—
Increase in debt from paid in kind (PIK) interest	9	—	—
Issuance of Successor common stock and warrants	675	—	—
Cancellation of debt	(2,324)	—	—
See notes to Unaudited Condensed Consolidated Financial Statements

VERSO CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES
Nature of Business — Our core business platform is as a producer of coated freesheet, specialty and coated groundwood papers. Our products are used primarily in media and marketing applications, including catalogs, magazines, commercial printing applications, such as high-end advertising brochures, annual reports and direct-mail advertising, and specialty applications, such as flexible packaging and label and converting. Our market kraft pulp is used to manufacture printing, writing and specialty paper grades and tissue products.

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

This report contains the Unaudited Condensed Consolidated Financial Statements of Verso as of December 31, 2016 (Successor) and September 30, 2017 (Successor) and for the period from July 1, 2016 through July 14, 2016 (Predecessor), for the period from January 1, 2016 through July 14, 2016 (Predecessor), for the period July 15, 2016 through September 30, 2016 (Successor) and for the three months and nine months ended September 30, 2017 (Successor). The December 31, 2016 (Successor), Unaudited Condensed Consolidated Balance Sheet data was derived from audited financial statements, but it does not include all disclosures required annually by accounting principles generally accepted in the United States of America, or “GAAP.” In the opinion of Management, the Unaudited Condensed Consolidated Financial Statements include all adjustments that are necessary for the fair presentation of Verso’s respective financial conditions, results of operations and cash flows for the interim periods presented. Except as disclosed in the notes to the Unaudited Condensed Consolidated Financial Statements, such adjustments are of a normal, recurring nature. Variable interest entities, or “VIEs,” for which Verso is the primary beneficiary are consolidated (see Note 11). Intercompany balances and transactions are eliminated in consolidation. The results of operations and cash flows for the interim periods presented may not necessarily be indicative of full-year results. It is suggested that these financial statements be read in conjunction with the audited consolidated financial statements and notes thereto of Verso contained in its Annual Report on Form 10-K for the year ended December 31, 2016.

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

Successor Cost of products sold/ Selling, general and administrative expenses — Certain centralized costs attributable to manufacturing overhead, including enterprise-wide human resources management, procurement and information systems support, presented in Selling, general and administrative expenses of the Predecessor are presented in Cost of products sold of the Successor. The amount presented in Cost of products sold, related to these costs, in the Unaudited Condensed Consolidated Statements of Operations for the three months and nine months ended September 30, 2017 (Successor) was $6 million and $20 million, respectively, and $7 million for the period from July 15, 2016 through September 30, 2016 (Successor).

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

◦
The satisfaction in full, in cash, of claims under the Verso DIP Facility, claims under the NewPage DIP ABL Facility, claims relating to the $175 million of new money term loans under the NewPage DIP Term Loan Facility and claims entitled to administrative expense or priority status under the Bankruptcy Code.

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

•
The Management and Transaction Fee Agreement dated as of August 1, 2006 among Verso Paper LLC, Verso Paper Investments LP, Apollo Management V, L.P. and Apollo Management VI, L.P., and all rights and remedies thereunder were terminated, extinguished, waived and released.

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
Reorganization Value

Reorganization value is the value attributed to an entity emerging from bankruptcy, as well as the expected net realizable value of those assets that will be disposed before emergence occurs. This value is viewed as the value of the entity before considering liabilities and approximates the amount a willing buyer would pay for the assets of the entity immediately after emergence. Fresh-start accounting requires that the reporting entity allocate the reorganization value to its assets and liabilities in relation to their fair values upon emergence from Chapter 11. The Company’s valuation of the reorganized Company dated as of April 27, 2016, which was included in the disclosure statement related to the Plan, purported the estimated enterprise value of the Company to be in a range between $1.05 billion and $1.10 billion. The estimated enterprise value, which was approved by the Bankruptcy Court, included the equity value in a range between $675 million and $725 million. As part of determining the reorganization value as of July 15, 2016, the Company estimated the equity value of the Successor to be $675 million and the reorganization value to be approximately $2 billion. As the Company issued 100% of its equity to existing creditors in exchange for the cancellation of all pre-petition indebtedness upon confirmation of the Plan, the distribution of the Company’s equity in settlement of pre-existing indebtedness was the primary objective of the Plan. Accordingly, Verso’s equity value represents the primary assumption utilized by the Company in the determination of reorganization value. The Company believes that an equity value at the low-end of the range of $675 - $725 million was appropriate due to declines in projected operating performance from the submission of the Plan through the Effective Date.

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

The following table reconciles the equity value to the estimated reorganization value as of the Effective Date (dollars in millions):

Value of Successor Stock	$665
Add: Fair value of Plan Warrants	10
Equity Value	675
Add: Fair value of long-term debt	318
Add: Other non-interest bearing liabilities	1,021
Less: Debt issuance costs	(8)
Reorganization value of Successor assets	$2,006

The fair value and carrying value of debt represented $318 million of borrowings under the Exit Credit Facilities on the Effective Date. The fair value of long-term debt was determined based on a market approach utilizing market yields and was estimated to be approximately 94% of the par value or less $22 million original issue discount on the Exit Term Loan Facility (as defined in Note 7).

The Company’s reorganization value was allocated to its assets and liabilities in conformity with ASC 805. The valuation of the Company’s assets and liabilities in connection with fresh-start accounting include the following general valuation approaches:

•	The income approach was used to estimate value based on the present value of future economic benefits that are expected to be produced;

•	The market approach was used to estimate the value through the analysis of recent sales of comparable assets or business entities; and

•	The cost approach was used to provide a systematic framework for estimating the value of tangible assets or intangible assets based on the economic principal of substitution.

The significant assumptions related to the valuation of the Company’s assets are included in the footnotes to the Fresh-Start Balance sheet below. Most valuation inputs, related to inventory, property, plant and equipment, and intangible assets are considered to be Level 3 inputs as they are based on significant inputs that are not observable in the market.

Reorganization Adjustments

The consolidated financial information below gives effect to the following Reorganization Adjustments, the Plan and the implementation of the transactions contemplated by the Plan. These adjustments give effect to the terms of the Plan and certain underlying assumptions, which include, but are not limited to, the following:

•	Borrowing of $318 million from the Exit Credit Facilities;

•
Issuance of 34,390,643 shares of stock or 100% of Verso’s equity and Plan Warrants to purchase an aggregate of 1,810,035 shares of Class A Common Stock in exchange for the cancellation of all of our pre-petition indebtedness existing as of the Petition Date totaling $2.6 billion;

•	Payment for the satisfaction of general unsecured claims in aggregate settlement totaling $3 million; and

•	Repayment of $279 million of liabilities under the DIP Facilities (as defined in Note 7).

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
Reorganization adjustments, shown in column 2 of the following schedule, represent amounts recorded on the Effective Date for the implementation of the Plan, including the settlement of liabilities subject to compromise and related payments, the issuance of new shares of common stock and new warrants, repayment of the DIP Facilities and cancellation of Predecessor common stock.
Fresh-start adjustments, as shown in column 3 of the following schedule, represent amounts recorded on the Effective Date as a result of the adoption of fresh-start accounting, which resulted in Verso becoming a new entity for financial reporting purposes. The Company’s assets and liabilities have been recorded at fair value as of the fresh-start reporting date or Effective Date.

(Dollars in millions)	Predecessor	Reorganization Adjustments		Fresh-Start Adjustments		Successor
ASSETS
Current assets:
Cash and cash equivalents	$27	$20	(a)	$—		$47
Accounts receivable, net	201	—		(2)		199
Inventories	503	—		(14)	(l)	489
Prepaid expenses and other assets	27	(3)		—		24
Total current assets	758	17		(16)		759
Property, plant, and equipment, net	1,660	—		(480)	(m)	1,180
Intangibles and other assets, net	97	—		(30)	(n)	67
Total assets	$2,515	$17		$(526)		$2,006

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$103	$41	(b)	$—		$144
Accrued liabilities	140	10	(c)	2		152
Current maturities of long-term debt	461	(443)	(d)	—		18
Total current liabilities	704	(392)		2		314
Long-term debt	—	292	(e)	—		292
Other liabilities	597	5	(f)	123	(o)	725
Liabilities subject to compromise	2,535	(2,535)	(g)	—		—
Total liabilities	3,836	(2,630)		125		1,331
Commitment and contingencies
Equity:
Predecessor preferred stock	—	—		—		—
Successor preferred stock	—	—		—		—
Predecessor common stock	1	(1)	(h)	—		—
Successor common stock	—	—	(i)	—		—
Treasury stock	(1)	1	(h)	—		—
Predecessor paid-in capital	322	(322)	(h)	—		—
Successor paid-in-capital	—	665	(i)	—		665
Warrants	—	10	(j)	—		10
Retained earnings (deficit)	(1,541)	2,294	(k)	(753)	(p)	—
Accumulated other comprehensive loss	(102)	—		102	(p)	—
Total equity (deficit)	(1,321)	2,647		(651)		675
Total liabilities and equity	$2,515	$17		$(526)		$2,006

Reorganization Adjustments
(a) Reflects payments and receipts recorded as of the Effective Date as follows (dollars in millions):

Sources:
Amount borrowed under the Exit Credit Facilities	$340
Less discount on Exit Term Loan Facility	(22)
Total Sources	318
Uses:
Repayment of DIP facility (principal and interest)	(279)
Payment of deferred financing costs on exit financing	(8)
Payment of professional fees	(8)
Aggregate settlement of unsecured claims	(3)
Total uses	(298)
Net source	$20
(b) Represents recognition of accounts payable related to the cure of defaults for assumed executory contracts and leases.
(c) Primarily represents recognition of accrued liabilities for success-based professional fees upon the Company’s emergence from its Chapter 11 Cases.
(d) Represents the short-term portion of borrowing pursuant to the Exit Term Loan Facility net of the payment of the principal balance of the NewPage DIP Facilities and settlement of the NewPage DIP Roll Up Loan (dollars in millions):

Short-term portion of Exit Term Loan	$18
Payment of the NewPage DIP Facilities	(278)
Settlement of NewPage DIP Roll Up Loans	(183)
$(443)
(e) Represents the long-term portion of the Exit Term Loan Facility and Exit ABL Facility net of debt issuance costs as follows (dollars in millions):

Exit ABL Facility Borrowing	$120
Exit Term Loan Facility Borrowing	220
Debt Discount	(22)
Debt issuance costs	(8)
Less: Current Portion	(18)
Long-term Debt	$292

(f) Primarily represents the reinstatement of certain pre-petition liabilities from LSTC.
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

This entry records the settlement of LSTC and the NewPage DIP Roll Up Loans (dollars in millions):

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

(h) Reflects the cancellation of Predecessor equity.
(i) Reflects the issuance of 34,390,643 shares of common stock, or 100% of the Company’s equity (subject to dilution by Plan Warrants issued to certain creditors and equity that may be issued to our employees under the management incentive plan) to existing creditors for the cancellation of indebtedness.
(j) Reflects the issuance of Plan Warrants to purchase up to 1,810,035 shares of Class A Common Stock at an initial exercise price of $27.86 issued to holder of first-lien secured debt holders in exchange for the cancellation of indebtedness.
(k) Reflects the cumulative impact of the reorganization adjustment discussed above (dollars in millions):

Gain on settlement of LSTC	$1,992
Professional fees paid at emergence	(8)
Success fees accrued at emergence	(12)
Net gain on reorganization adjustments	1,972
Cancellation of Predecessor equity (1)	322
Net impact to Retained earnings	$2,294
(1) Net of recognition of previously unamortized stock compensation cost of the Predecessor.
Fresh-Start Adjustments
(l) An adjustment of $14 million was recorded to decrease the book value of inventories to their estimated fair value as follows (dollars in millions):

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

•	Land and building improvements were valued using the cost approach which considers the replacement cost of the improvement.
(n) An adjustment of $30 million was recorded to decrease the book value to fair value of Intangible and other assets to estimated fair value as follows (dollars in millions):

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
(p) Reflects the cumulative impact of fresh-start adjustments as discussed above and shown in the table below and the elimination of the Predecessor accumulated other comprehensive income (dollars in millions):

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

Contractual Interest

Effective January 26, 2016, Verso discontinued recording interest expense on outstanding pre-petition debt classified as LSTC. The table below shows contractual interest amounts for debt classified as LSTC calculated in accordance with the respective agreements without giving effect to any penalties as a result of the default on such agreements, which are amounts due under the contractual terms of the outstanding debt. Interest expense reported in the Unaudited Condensed Consolidated Statements of Operations for the period from July 1, 2016 through July 14, 2016 (Predecessor) and for the period January 1, 2016 through

July 14, 2016 (Predecessor) does not include $10 million and $123 million, respectively and per the table below, in contractual interest on pre-petition debt classified as LSTC, which was stayed by the Bankruptcy Court effective on the Petition Date.

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

The following table presents reorganization items incurred in the period from July 1, 2016 through July 14, 2016 (Predecessor) and for the period from January 26, 2016 through July 14, 2016 (Predecessor), as reported in the Unaudited Condensed Consolidated Statements of Operations:

	July 1, 2016	January 26, 2016
	Through	Through
(Dollars in millions)	July 14, 2016	July 14, 2016
Net gain on settlement of LSTC and DIP Roll-Up Notes	$(1,992)	$(1,992)
Total loss recorded as a result of Fresh-Start Accounting	651	651
Professional fees	20	52
DIP financing cost	—	22
Write-off of unamortized deferred financing costs, discounts/premiums and deferred gains(1)	—	(81)
Contract modifications and rejections, net	16	14
Other	3	(4)
Total reorganization items, net	$(1,302)	$(1,338)
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

For the period from January 26, 2016 through July 14, 2016 (Predecessor), the cash used in reorganization items included $28 million of professional fees and $22 million of financing costs in connection with the DIP Facilities. For the period from July 15, 2016 through September 30, 2016 (Successor), cash used in reorganization items included $18 million for professional fees. The cash outflow is included in Net cash provided by operating activities in our Unaudited Condensed Consolidated Statements of Cash Flows for the periods presented.

Common Stock Privileges
The 33,366,784 shares of Class A Common Stock and 1,023,859 shares of Class B Common Stock issued in connection with the cancellation of all of the Company’s pre-petition indebtedness are identical and entitle the holders thereof the same rights and privileges, except that the Class B Common Stock is not qualified for listing and trading on the New York Stock Exchange. One share of Class B Common Stock is convertible into one fully paid and non-assessable share of Class A Common Stock at the option of the holder thereof at any time upon written notice to the Company.

3.  RECENT ACCOUNTING DEVELOPMENTS

Accounting Guidance Adopted in 2017

ASC Topic 330, Inventory. In July 2015, the Financial Accounting Standards Board, or “FASB,” issued Accounting Standard Update, or “ASU,” 2015-11, Simplifying the Measurement of Inventory (Topic 330). This ASU provides that entities should measure inventory at the lower of cost or net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business less reasonably predictable costs of completion, disposal and transportation. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method. This ASU was effective for annual reporting periods beginning after December 15, 2016 and interim periods within those years. The Company adopted this guidance on January 1, 2017 on a prospective basis and it did not have an impact on our Unaudited Condensed Consolidated Financial Statements.

ASC Topic 718, Stock Compensation. In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The guidance requires all income tax effects of awards (previously presented as a component of total stockholders’ equity) to be recognized in the income statement on a prospective basis. The guidance also requires presentation of excess tax benefits as an operating activity on the statement of cash flows rather than as a financing activity. The guidance also allows for an accounting policy election to estimate the number of awards that are expected to vest or account for forfeitures when they occur. This ASU was effective for annual reporting periods beginning after December 15, 2016 and interim periods within those years. The Company adopted this guidance on January 1, 2017 on a prospective basis, except for the election of an accounting policy to account for forfeitures as they occur, which was adopted on a modified-retrospective basis. The adoption did not have an impact on our Unaudited Condensed Consolidated Financial Statements.

Accounting Guidance Not Yet Adopted

ASC Topic 718, Stock Compensation. In May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting, which provides clarity and reduces complexity when an entity has changes to the terms or conditions of a share-based payment award and when an entity should apply modification accounting. The amendments in this update are effective for financial statements issued for annual periods beginning after December 15, 2017, including interim periods within those annual periods. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

ASC Topic 715, Compensation - Retirement Benefits. In March 2017, the FASB issued ASU 2017-07, Compensation - Retirement Benefits (Topic 715), which amends the existing guidance relating to the presentation of net periodic benefit cost for an entity’s sponsored defined benefit pension and other postretirement plans. The amendment requires an employer to disaggregate the service cost component from the other components of net benefit cost and provides explicit guidance on how to present the service cost component and other components in the statement of operations. In addition, on a prospective basis, the guidance permits only the service cost component of net benefit cost to be capitalized. The guidance is effective for interim and annual periods beginning after December 15, 2017. The guidance requires a retrospective method to adopt the presentation of service costs in the statement of operations and a prospective transition to adopt the requirement to limit capitalization. Currently the net benefit costs for our defined benefit plans and other postretirement plans are presented within Cost of products sold and Selling, general and administrative expenses. Upon adoption of this guidance, service cost will continue to be presented in Cost of products sold and Selling, general and administrative expenses while the other components of net benefit cost will be presented in non-operating income. See Note 8 for detail of our net benefit cost by component.

ASC Topic 230, Statement of Cash Flows. In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force). This ASU adds or clarifies guidance on the classification of certain cash receipts and payments in the statement of cash flows, including debt prepayment or extinguishment costs, the settlement of contingent liabilities arising from a business combination, proceeds from insurance settlements and distributions from certain equity method investees. In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the Emerging Issues Task Force). This ASU adds or clarifies guidance on the classification and presentation of restricted cash in the statement of cash flows. The guidance is effective for interim and annual periods beginning after December 15, 2017. The guidance requires application on a retrospective basis. We are currently evaluating the impact of this guidance.

ASC Topic 842, Leases. In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 supersedes existing lease guidance, including ASC Topic 840, Leases and requires lessees to recognize most leases on their balance sheets for the rights and obligations created by those leases. The guidance also requires enhanced disclosures regarding the amount, timing and uncertainty of cash flows arising from leases that will be effective for interim and annual periods beginning after December 15, 2018. We plan to adopt this guidance on January 1, 2019. The guidance requires the use of a modified retrospective approach and the Company expects to adopt this guidance for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. We expect to recognize a liability and corresponding asset associated with in-scope leases, but we are still in the process of determining those amounts and the processes required to account for leasing activity on an ongoing basis.

ASC Topic 606, Revenue from Contracts with Customers. In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). This guidance will replace all current GAAP guidance on this topic and eliminate all industry-specific guidance. The new revenue recognition standard provides a unified model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. Additionally, the new guidance requires enhanced disclosures regarding revenue. This guidance was initially effective for periods beginning after December 15, 2016 and can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date, which defers the effective date to annual reporting periods beginning after December 15, 2017. The FASB has continued to clarify this guidance in various updates during 2015 and 2016, all of which have the same effective date as the original guidance. We expect to adopt this accounting standard on a modified retrospective basis in the first quarter of 2018 where the cumulative effect will be recognized as of the date of adoption. While we anticipate changes in certain contracts with respect to rebate agreements and other customer incentives, we do not currently believe ASU 2014-09 will have a material impact on the timing or amount of revenue recognized in our financial statements. We continue to assess the impact of required disclosures around revenue recognition in the notes to the financial statements and any necessary policy and process changes, in preparation for adoption. We will continue to evaluate the impact of this guidance as we progress with our implementation plan.

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

The following table provides a reconciliation of basic and diluted income (loss) per common share:

	Predecessor	Successor
	July 1, 2016	July 15, 2016	Three Months
	Through	Through	Ended
	July 14, 2016	September 30, 2016	September 30, 2017
Net income (loss) available to common shareholders (in millions)	$1,299	$(40)	$4
Weighted average common shares outstanding (in thousands)	81,541	34,391	34,456
Weighted average restricted shares (in thousands)	282	—	—
Weighted average common shares outstanding - basic	81,823	34,391	34,456
Dilutive shares from stock awards (in thousands)	—	—	4
Weighted average common shares outstanding - diluted	81,823	34,391	34,460
Basic income (loss) per share	$15.88	$(1.16)	$0.12
Diluted income (loss) per share	$15.88	$(1.16)	$0.12

	Predecessor	Successor
	January 1, 2016	July 15, 2016	Nine Months
	Through	Through	Ended
	July 14, 2016	September 30, 2016	September 30, 2017
Net income (loss) available to common shareholders (in millions)	$1,178	$(40)	$(66)
Weighted average common shares outstanding (in thousands)	81,450	34,391	34,421
Weighted average restricted shares (in thousands)	397	—	—
Weighted average common shares outstanding - basic (in thousands)	81,847	34,391	34,421
Dilutive shares from stock awards (in thousands)	—	—	—
Weighted average common shares outstanding - diluted (in thousands)	81,847	34,391	34,421
Basic income (loss) per share	$14.39	$(1.16)	$(1.92)
Diluted income (loss) per share	$14.39	$(1.16)	$(1.92)

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

Inventories and Replacement Parts and Other Supplies — Inventory values include all costs directly associated with manufacturing products: materials, labor and manufacturing overhead, and these values are presented at the lower of cost or market. Costs of raw materials, work-in-progress and finished goods are determined using the first-in, first-out method. Replacement parts and other supplies are stated using the average cost method.

The following table summarizes inventories, net by major category:

	December 31,	September 30,
(Dollars in millions)	2016	2017
Raw materials	$95	$80
Work-in-process	62	54
Finished goods	264	238
Replacement parts and other supplies	24	27
Inventories, net	$445	$399

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

As of December 31, 2016 (Successor) and September 30, 2017 (Successor), $2 million of restricted cash was included in Intangibles and other assets, net in the Unaudited Condensed Consolidated Balance Sheets related to asset retirement obligations in the state of Michigan. These cash deposits are required by the state and may only be used for the future closure of a landfill. We are also required to maintain certain financial assurance (in the form of letters of credit and other similar instruments) at certain mills, for the expected cost of landfill closure and post-closure care.

The following table presents activity related to our asset retirement obligations. Long-term obligations are included in Other liabilities and current portions are included in Accrued liabilities in the Unaudited Condensed Consolidated Balance Sheets:

	Predecessor	Successor
	January 1, 2016	July 15, 2016	Nine Months
	Through	Through	Ended
(Dollars in millions)	July 14, 2016	September 30, 2016	September 30, 2017
Asset retirement obligations, beginning balance	$16	$13	$14
Accretion expense	—	—	1
Settlement of existing liabilities	—	—	—
Adjustments to existing liabilities	(3)	—	—
Asset retirement obligations, ending balance	13	13	15
Less: Current portion	—	—	(1)
Non-current portion of asset retirement obligations, ending balance	$13	$13	$14

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

Property, Plant and Equipment — Property, plant and equipment is stated at cost, net of accumulated depreciation. Interest costs capitalized, depreciation expense and capital expenditures unpaid for the periods presented are as follows:

	Predecessor	Successor
	July 1, 2016	July 15, 2016	Three Months
	Through	Through	Ended
(Dollars in millions)	July 14, 2016	September 30, 2016	September 30, 2017
Depreciation expense	$7	$22	$25

	Predecessor	Successor
	January 1, 2016	July 15, 2016	Nine Months
	Through	Through	Ended
(Dollars in millions)	July 14, 2016	September 30, 2016	September 30, 2017
Interest costs capitalized	$1	$—	$—
Depreciation expense	97	22	82

Capital expenditures unpaid as of July 14, 2016 (Predecessor), September 30, 2016 (Successor) and September 30, 2017 (Successor) were $8 million, $9 million and $3 million, respectively.

Fair Value of Financial Instruments — The carrying amounts for cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued liabilities approximate fair value due to the short maturity of these instruments. We determine the fair value of our debt based on market information and a review of prices and terms available for similar obligations. See Note 2 and Note 7 for additional information regarding the fair value.

We use fair value measurements for the initial recording of certain assets and liabilities, periodic remeasurement of certain assets and liabilities and disclosures. Fair value is generally defined as the exit price at which an asset or liability could be exchanged in a current transaction between willing, unrelated parties, other than in a forced or liquidation sale.

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

5. ACQUISITIONS AND DISPOSITIONS

Sale of hydroelectric generation facilities — On January 6, 2016, Verso Maine Power Holdings LLC, or “VMPH,” and Verso Androscoggin Power LLC, or “VAP,” two indirect, wholly owned subsidiaries of Verso, entered into a purchase agreement with Eagle Creek Renewable Energy, LLC, or “Eagle Creek,” pursuant to which VMPH sold all the outstanding limited liability company interests of VAP to Eagle Creek for a purchase price of approximately $62 million in cash. VAP owned four hydroelectric generation facilities associated with Verso’s Androscoggin pulp and paper mill located in Jay, Maine. The purchase agreement contains customary representations and warranties by, and customary covenants among, the parties. The parties contemporaneously entered into the purchase agreement and consummated the transaction. For the period from January 1, 2016 to July 14, 2016 (Predecessor), we recognized a gain on sale of fixed assets of approximately $55 million which is included in Other operating (income) expense in the Unaudited Condensed Consolidated Statements of Operations.

6.  INTANGIBLES AND OTHER ASSETS

The following table summarizes intangibles and other assets:

	December 31,	September 30,
(Dollars in millions)	2016	2017
Intangible assets:
Customer relationships, net of accumulated amortization of $1 million on December 31, 2016 and $3 million on September 30, 2017	$25	$23
Trademarks, net of accumulated amortization of $1 million on December 31, 2016 and $4 million on September 30, 2017	15	12
Other assets:
Restricted cash	3	3
Other	15	15
Total other assets	18	18
Intangibles and other assets, net	$58	$53

The following table summarizes amortization expense related to intangible assets for the periods presented:

	Predecessor	Successor
	July 1, 2016	July 15, 2016	Three Months
	Through	Through	Ended
(Dollars in millions)	July 14, 2016	September 30, 2016	September 30, 2017
Customer Relationships	$—	$1	$1
Trademarks	—	1	1

	Predecessor	Successor
	January 1, 2016	July 15, 2016	Nine Months
	Through	Through	Ended
(Dollars in millions)	July 14, 2016	September 30, 2016	September 30, 2017
Customer Relationships	$2	$1	$2
Trademarks	—	1	3

The estimated future amortization expense for our intangible assets over the next five years is as follows:

(Dollars in millions)
Remainder of 2017	$1
2018	6
2019	6
2020	6
2021	4

7.  DEBT

The following table summarizes debt:

	Original
(Dollars in millions)	Maturity	December 31, 2016	September 30, 2017
Exit ABL Facility	7/14/2021	$112	$117
Exit Term Loan Facility	10/14/2021	211	171
Unamortized (discount) and debt issuance costs, net		(30)	(24)
Less: Current portion		(28)	(18)
Total long-term debt		$265	$246
We determine the fair value of our long-term debt based on market information and a review of prices and terms available for similar obligations. Our debt is classified as Level 2 within the fair value hierarchy (see Note 4). As of September 30, 2017 (Successor), the fair value of Verso’s total debt outstanding was $290 million.

During the three months ended September 30, 2017 (Successor), we elected to make a $20 million voluntary principal prepayment on the Exit Term Loan Facility (as defined below), from available liquidity including amounts under our Exit ABL Facility (as defined below), and applied that payment against the final maturity amount due in October 2021.

On October 19, 2017, we elected to make an additional $20 million voluntary principal prepayment on the Exit Term Loan Facility, from available liquidity including amounts under our Exit ABL Facility, and applied that payment against the final maturity amount due in October 2021.

Amounts included in interest expense and amounts of cash interest payments related to long-term debt for the periods presented, are as follows:

	Predecessor	Successor
	July 1, 2016	July 15, 2016	Three Months
	Through	Through	Ended
(Dollars in millions)	July 14, 2016	September 30, 2016	September 30, 2017
Interest expense	$2	$7	$7
Cash interest paid	4	5	8
Debt issuance cost and discount amortization(1)	—	1	3

	Predecessor	Successor
	January 1, 2016	July 15, 2016	Nine Months
	Through	Through	Ended
(Dollars in millions)	July 14, 2016	September 30, 2016	September 30, 2017
Interest expense	$39	$7	$23
Cash interest paid	12	5	23
Debt issuance cost and discount amortization(1)	1	1	6
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

Verso Holdings borrowed $340 million under the Exit Credit Facilities on the Effective Date, with available loan proceeds of $318 million, consisting of (i) the borrowing of $120 million under the Exit ABL Facility and (ii) the net borrowing of $198 million ($220 million par value less $22 million of original issue discount) under the Exit Term Loan Facility. The proceeds of the borrowings on the Effective Date under the Exit Credit Facilities were used (i) to repay outstanding indebtedness under the debtor-in-possession financing credit agreements, (ii) to pay outstanding allowed administrative expenses and allowed claims in accordance with the Plan and (iii) to pay fees, costs and expenses related to and contemplated by the Exit Credit Facilities and emergence by Verso and its subsidiaries from bankruptcy. The proceeds of the borrowings under the Exit ABL Facility after the Effective Date will be used for working capital and general corporate purposes, including permitted acquisitions.

The Exit ABL Facility will mature on July 14, 2021. The outstanding borrowings under the Exit ABL Facility bear interest at a per annum rate equal to, at the option of Verso Holdings, either (i) a customary London interbank offered rate, or “LIBOR,” plus an applicable margin ranging from 1.25% to 2.00% or (ii) a customary base rate plus an applicable margin ranging from 0.25% to 1.00%, determined based upon the average excess availability under the Exit ABL Facility. As of September 30, 2017 (Successor), the weighted-average interest rate on outstanding borrowings was 3.28%. Verso Holdings is also required to pay a commitment fee for the unused portion of the Exit ABL Facility, which ranges from 0.25% to 0.375% per annum, based upon the average revolver usage under the Exit ABL Facility. Verso Holdings has the right to prepay loans under the Exit ABL Facility at any time without a prepayment penalty, other than customary “breakage” costs with respect to eurocurrency loans. As of September 30, 2017 (Successor), the outstanding balance of the Exit ABL Facility was $117 million, with $55 million issued in letters of credit and $175 million available for future borrowings. The Company incurred $3 million of debt issuance costs associated with the Exit ABL Facility and recorded this amount as a direct deduction of the debt liability, which is being amortized over the life of the Exit ABL Facility.
The Exit Term Loan Facility will mature on October 14, 2021. The outstanding borrowings under the Exit Term Loan Facility bear interest at a rate equal to, at the option of Verso Holdings, either (i) a LIBOR (subject to a floor of 1%) plus 11% or (ii) a customary base rate plus 10%. With respect to LIBOR denominated loans under the Exit Credit Facilities, Verso Holdings may elect an interest period of one, two, three or six months or such other period subject to the terms of the Exit Credit Facilities. As of September 30, 2017 (Successor), the Exit Term Loan’s interest rate was 12.32% per annum. The term loans provided under the Exit Term Loan Facility are subject to quarterly principal amortization payments in an amount equal to the greater of (a) 2.00% of the initial principal amount of the term loans or (b) the excess cash flow in respect of such quarter as further described under the Exit Term Loan Facility; however, if the liquidity, as defined in the Exit Term Loan Facility, of Verso Holdings is less than $75 million at any time during the 90-day period following the due date of such quarterly amortization payment or excess cash flow payment date, then the portion of such amortization amount that results in such liquidity being less than $75 million will not be payable by Verso Holdings, as further described in the Exit Term Loan Facility.
Per the above described quarterly principal amortization, installments due are at least $4 million (subject to increase depending on excess cash flow) for each quarter ending in 2016 through 2021 with the remaining balance due on October 14, 2021. As the result of the excess cash flow requirement, we were obligated to fund an additional principal amortization of $7 million in the first quarter of 2017, which is reflected in our Unaudited Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2017 (Successor). Any voluntary prepayment by Verso Holdings of the term loans under the Exit Term Loan Facility will be subject to customary “breakage” costs with respect to eurocurrency loans and a 2% prepayment premium until July 14, 2018, and a 1% prepayment premium after July 15, 2018, but before July 14, 2020, and thereafter no prepayment premium will apply to any voluntary prepayment of term loans. Such prepayment premium may also apply to certain repricing amendments of the Exit Term Loan Facility as further described therein. The Company incurred $8 million of debt issuance costs associated with the Exit Term Loan Facility and recorded this amount as a direct deduction of the debt liability, which is being amortized over the life of the Exit Term Loan Facility.
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
The Exit Credit Facilities contain financial covenants requiring the Company, among other things, to maintain a minimum fixed charge coverage ratio in certain circumstances and a maximum total net leverage ratio. The Exit Credit Facilities also contain restrictions, among other things and subject to certain exceptions, on the Company’s ability to incur debt or liens, pay dividends, repurchase equity interest, prepay indebtedness, sell or dispose of assets and make investments in or merge with another company.

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

Borrowings under the Verso DIP Facility bore interest at a rate equal to an applicable margin plus, at Verso Holdings’ and NewPage Corp’s option, either (a) a base rate determined by reference to the highest of (1) the U.S. federal funds rate plus 0.50%, (2) the prime rate of the administrative agent, and (3) the adjusted LIBOR (as defined below) for a one-month interest period plus 1.00%, or (b) a eurocurrency rate, or “LIBOR” determined by reference to the costs of funds for eurocurrency deposits in dollars in the London interbank market for the interest period relevant to such borrowing, adjusted for certain additional costs. The applicable margin for advances under both the Verso DIP Facility and the NewPage DIP ABL was 1.50% for base rate advances and 2.50% for LIBOR advances. The applicable margin for advances under the NewPage DIP Term Loan Facility was 8.50% for base rate advances and 9.50% for LIBOR advances. Interest that accrued on any “rolled-up” term loans under the NewPage DIP Term Loan Facility was capitalized, compounded and added to the unpaid principal amount of such “rolled-up” loans on the applicable interest payment date. Verso Holdings and NewPage Corp paid commitment fees for the unused amount of commitments at an annual rate equal to 0.75% and 0.375%, respectively. The Company incurred $22 million of debt issuance costs associated with the DIP Facility which was recorded as interest expense on the Unaudited Condensed Consolidated Statements of Operations during the period from January 1 to July 14, 2016 (Predecessor).

The DIP Facilities matured on the Effective Date of the Plan. On the maturity date, the Verso DIP Facility had no balance outstanding and the NewPage DIP ABL Facility had a $103 million outstanding balance which was repaid in full using the Exit Credit Facilities entered into on the Effective Date. The NewPage DIP Term Loan Facility of $175 million of new money term loans was also repaid in full, while the $175 million of “rolled up” loans and its capitalized interests of $9 million, totaling to $184 million, were converted into Verso equity (see Note 2).

Pre-petition Debt

The filing of the Chapter 11 Cases by the Debtors on January 26, 2016, constituted an event of default and automatic acceleration under the agreements governing all of our debt (excluding the $23 million loan from Verso Finance to Chase NMTC Verso Investment Fund). As of the date of the filing of the Chapter 11 Cases, approximately $2.5 billion of debt and interest were outstanding under the Predecessor’s pre-petition credit agreements, excluding related unamortized deferred financing costs, discounts/premiums and deferred gains, which were written off to Reorganization items, net upon filing the Chapter 11 Cases. All of the Predecessor’s pre-petition debt and interest were cancelled in exchange for the issuance of 34,390,643 of stock or 100% of the Company’s equity.

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

The following tables summarize the components of net periodic pension cost of our pension plans for the periods presented:

	Predecessor	Successor
	July 1, 2016	July 15, 2016	Three Months
	Through	Through	Ended
(Dollars in millions)	July 14, 2016	September 30, 2016	September 30, 2017
Service cost	$1	$3	$4
Interest cost	2	13	17
Expected return on plan assets	(3)	(16)	(19)
Net periodic pension cost	$—	$—	$2

	Predecessor	Successor
	January 1, 2016	July 15, 2016	Nine Months
	Through	Through	Ended
(Dollars in millions)	July 14, 2016	September 30, 2016	September 30, 2017
Service cost	$9	$3	$12
Interest cost	36	13	49
Expected return on plan assets	(40)	(16)	(56)
Amortization of actuarial loss	1	—	—
Net periodic pension cost	$6	$—	$5

The estimated net actuarial loss and prior service cost that are amortized from Accumulated other comprehensive loss and into Net periodic pension cost are classified as Cost of products sold in our Unaudited Condensed Consolidated Statements of Operations.

We make contributions that are sufficient to fund our actuarially-determined costs, generally equal to the minimum amounts required by the Employee Retirement Income Security Act. For the periods from July 1 to July 14, 2016 (Predecessor) and January 1 to July 14, 2016 (Predecessor), we made contributions of $6 million and $16 million, respectively. For the period from July 15 through September 30, 2016 (Successor), we made contributions of $3 million. For the three months and nine months ended and September 30, 2017 (Successor), we made contributions to the pension plans of $13 million and $25 million, respectively. We expect to make cash contributions of $7 million to the pension plans in the remainder of 2017.

Our other postretirement benefits obligations provide other retirement and post-employment benefits for certain employees, which may include healthcare benefits for certain retirees prior to their reaching age 65, healthcare benefits for certain retirees on and after their reaching age 65, long-term disability benefits, continued group life insurance and extended health and dental benefits. These benefits are provided through various employer- and/or employee-funded postretirement benefit plans. The service and interest costs related to these obligations were not material for the periods from July 1 through July 14, 2016 (Predecessor), January 1 through July 14, 2016 (Predecessor), July 15 through September 30, 2016 (Successor) nor the three months and nine months ended September 30, 2017 (Successor).

As described in Note 2, employee retirement contracts and collective bargaining agreements were honored by the Company after emergence from the Chapter 11 Cases on the Effective Date.

9. RELATED PARTY TRANSACTIONS

Management Agreement — In connection with the acquisition of our business from International Paper Company on August 1, 2006, we entered into a management agreement with certain affiliates of Apollo Global Management, LLC, or “Apollo,” our then majority owner, relating to the provision of certain financial and strategic advisory services and consulting services, which was scheduled to expire on August 1, 2018. Under the management agreement, Apollo, upon providing notice to us, had the right to act, in return for additional fees to be mutually agreed by the parties to the management agreement, as our financial advisor or investment banker for any merger, acquisition, disposition, financing or similar transaction if we decided to engage someone to fill such role. If Apollo exercised its right to act as our financial advisor or investment banker for any such transaction, and if we were unable to agree with Apollo on its compensation for serving in such role, then at the closing of any merger, acquisition, disposition, financing or similar transaction, we agreed to pay Apollo a fee equal to 1% of the aggregate enterprise value (including the aggregate value of equity securities, warrants, rights and options acquired or retained; indebtedness acquired, assumed or refinanced; and any other consideration or compensation paid in connection with such transaction). We also agreed to indemnify Apollo, its affiliates and their directors, officers and representatives for losses relating to the services contemplated by the management agreement and the engagement of affiliates of Apollo pursuant to, and the performance by them of the services contemplated by, the management agreement. Apollo did not exercise its right to act as our financial advisor or investment banker for any such transaction in the periods presented and thus, we made no payment to Apollo under the management agreement during those periods. On the Effective Date, in connection with our emergence from bankruptcy, such management agreement was terminated and all rights and remedies thereunder were terminated, extinguished, waived and released.

Transactions with Affiliates — Prior to the Effective Date, we transacted business with affiliates of Apollo from time to time. Our product sales to Apollo affiliates were $1 million and $15 million for the period from July 1 through July 14, 2016 (Predecessor) and the period from January 1 through July 14, 2016 (Predecessor), respectively. Our product purchases from Apollo affiliates were negligible for the Predecessor. As of the Effective date, Apollo is no longer a related party. Upon the Effective Date, several of our significant shareholders became our debt holders. For the period from July 15 through September 30, 2016 (Successor), and the three months and the nine months ended September 30, 2017 (Successor), we did not transact any material business with affiliates.

10. RESTRUCTURING CHARGES

Corporate Restructuring — In November 2016, Verso announced the closure of its Memphis office headquarters and relocation of its Corporate headquarters to Miamisburg, Ohio. The following table details the charges incurred related to the Memphis office closure as included in Restructuring charges on our Unaudited Condensed Consolidated Statements of Operations for the Successor:

	Three Months	Nine Months	Cumulative Incurred
	Ended	Ended
(Dollars in millions)	September 30, 2017	September 30, 2017
Severance and benefit costs	$—	$1	$3
Write-off of purchase obligations	2	2	2
Other costs	—	1	1
Total restructuring costs	$2	$4	$6

The following details the changes in our restructuring reserve liabilities related to Corporate restructuring activities including the Memphis corporate headquarters closure and the NewPage acquisition which are included in Accrued liabilities on our Unaudited Condensed Consolidated Balance Sheets for the Successor:

Nine Months
Ended
(Dollars in millions)	September 30, 2017
Beginning balance of reserve	$3
Severance and benefit costs	1
Severance and benefit payments	(4)
Purchase obligations	2
Other costs	1
Payments on other costs	(1)
Ending balance of reserve	$2
Androscoggin/Wickliffe Capacity Reductions — On August 20, 2015, Verso announced plans to make production capacity reductions at two of our mills by shutting down the No. 1 pulp dryer and No. 2 paper machine at our Androscoggin Mill in Jay, Maine, and by indefinitely idling our Wickliffe Mill in Wickliffe, Kentucky. Together, these actions reduced our production capacity by approximately 430,000 tons of coated paper and approximately 130,000 tons of dried market pulp. On April 5, 2016, we announced our decision to permanently close the Wickliffe Mill and the associated Property, plant and equipment were written down to salvage value. On November 1, 2016, we announced the temporary idling of the No. 3 paper machine at our Androscoggin Mill and on July 19, 2017, we announced plans to permanently shut down the No. 3 paper machine and associated equipment, reducing annual coated paper production capacity by approximately 200,000 tons. In connection with the temporary idling of the No. 3 paper machine at our Androscoggin Mill, we determined a reduction in the useful life of the machine was necessary and accordingly recognized $43 million of accelerated depreciation during the fourth quarter of 2016 (Successor). During the first quarter of 2017 (Successor), an additional $6 million of accelerated depreciation was recognized, which is included in Depreciation, amortization and depletion in our Unaudited Condensed Consolidated Statements of Operations. As a result of the acceleration of depreciation, no impairment charge was required to be recorded with the temporary idling or closure of the No. 3 paper machine and associated equipment at the Androscoggin Mill.
The permanent shut down of the No. 3 paper machine and associated equipment has resulted in the elimination of jobs, impacting approximately 120 employees at the Androscoggin Mill. During the fourth quarter of 2016 (Successor), Verso incurred a charge to earnings of $4 million in severance and benefit costs, which were paid in the third quarter of 2017 (Successor). Verso also recorded a non-cash charge of $1 million for the write-off of spare parts and inventory produced on the No. 3 paper machine during the fourth quarter of 2016 (Successor). Verso does not expect to incur any additional charges as a result of the permanent closure of the No. 3 paper machine and associated equipment.

The following table details the charges incurred related primarily to the Androscoggin/Wickliffe Capacity Reductions and primarily attributable to the paper segment as included in Restructuring charges on our Unaudited Condensed Consolidated Statements of Operations for the Predecessor:

	July 1, 2016	January 1, 2016
	Through	Through	Cumulative Incurred
(Dollars in millions)	July 14, 2016	July 14, 2016
Property and equipment write down	$—	$127	$127
Severance and benefit costs	—	10	26
Write-off of spare parts and inventory	—	9	12
Write-off of purchase obligations and commitments	—	2	3
Other costs	—	3	4
Total restructuring costs	$—	$151	$172

The following table details the charges incurred related primarily to the Androscoggin/Wickliffe Capacity Reductions as included in Restructuring charges on our Unaudited Condensed Consolidated Statements of Operations for the Successor:

	July 15, 2016	Three Months	Nine Months	Cumulative Incurred
	Through	Ended	Ended
(Dollars in millions)	September 30, 2016	September 30, 2017	September 30, 2017
Severance and benefit costs	$—	$—	$—	$5
Write-off of purchase obligations and commitments	1	—	1	2
Other costs	1	2	3	6
Total restructuring costs	$2	$2	$4	$13

The following details the changes in our restructuring reserve liabilities related to the Androscoggin/Wickliffe Capacity Reductions during the nine months ended September 30, 2017 (Successor), which are included in Accrued liabilities on our Unaudited Condensed Consolidated Balance Sheets:

Nine Months
Ended
(Dollars in millions)	September 30, 2017
Beginning balance of reserve	$6
Severance and benefit payments	(5)
Purchase obligations	1
Payments on purchase obligations	(1)
Other costs	3
Payments on other costs	(3)
Ending balance of reserve	$1

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

We have determined that the Investment Fund is a VIE of which we are the primary beneficiary, and have consolidated it in accordance with the accounting standard for consolidation. Chase’s contribution, net of syndication fees, is included in Other liabilities in the Unaudited Condensed Consolidated Balance Sheets. The impact of the VIE was $8 million of Other liabilities for the Successor as of December 31, 2016 and September 30, 2017. Direct costs incurred in structuring the financing arrangement are deferred and will be recognized as expense over the term of the loans. Incremental costs to maintain the structure during the compliance period are recognized as incurred.

12. COMMITMENTS AND CONTINGENCIES

Represented Employees — Approximately 70% of our hourly workforce is represented by unions. All represented employees were covered by the Master Labor Agreement 2012–2016, dated as of December 21, 2012, covering wages and benefits; certain represented mills also had local agreements covering general work rules, until the expiration of the Master Labor Agreement in December 2016. The parties continue to have dialogue toward reaching a new agreement. In the interim, each of the represented sites has local agreements which govern wages and benefits, along with terms and conditions of employment on the local level. In the event the Master Labor Agreement is not renegotiated, management will bargain site-by-site as local agreements reach their respective expiration dates.

General Litigation — We are involved from time to time in legal proceedings incidental to the conduct of our business. We do not believe that any liability that may result from these proceedings will have a material, adverse effect on our Unaudited Condensed Consolidated Financial Statements.

13. INFORMATION BY INDUSTRY SEGMENT

We have two operating segments, paper and pulp, however, subsequent to the Effective Date, we have determined that the operating loss of the pulp segment is immaterial for disclosure purposes. Our paper products are used primarily in media and marketing applications, including catalogs, magazines and commercial printing applications such as high-end advertising brochures, annual reports and direct-mail advertising. Our market kraft pulp is used to manufacture printing, writing and specialty paper grades and tissue products. Our assets are utilized across segments in our integrated mill system and are not identified by segment or reviewed by management on a segment basis. We operate primarily in one geographic segment, North America.

The following table summarizes the industry segment data for the periods from July 1 through July 14, 2016 and January 1 through July 14, 2016 (Predecessor):

	July 1, 2016	January 1, 2016
	Through	Through
(Dollars in millions)	July 14, 2016	July 14, 2016
Net Sales
Paper	$92	$1,349
Pulp	6	91
Intercompany eliminations	(1)	(23)
Total	$97	$1,417
Operating income (loss)(1)
Paper	$(1)	$(104)
Pulp	—	(17)
Total	$(1)	$(121)
Depreciation, amortization and depletion
Paper	$7	$92
Pulp	—	8
Total	$7	$100
Capital expenditures
Paper	$2	$26
Pulp	—	5
Total	$2	$31
(1) Operating losses in the period from January 1, 2016 through July 14, 2016, include $135 million of Restructuring charges attributable to the paper segment and $16 million of Restructuring charges related to the pulp segment.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are the leading North American producer of coated papers, which are used primarily in commercial print, magazines, catalogs, high-end advertising brochures and annual reports, among other media and marketing publications. We produce a wide range of products, ranging from coated freesheet and coated groundwood, to specialty papers, to inkjet and digital paper, supercalendered papers and uncoated freesheet. We also produce and sell market kraft pulp, which is used to manufacture printing and writing paper grades and tissue products.

Headquartered in Miamisburg, Ohio (formerly Memphis, Tennessee), Verso operates seven mills located in Maine, Maryland, Michigan, Minnesota and Wisconsin with a total annual production capacity of approximately 2,955,000 tons of paper and approximately 290,000 tons of pulp.

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

•
The Management and Transaction Fee Agreement dated as of August 1, 2006 among Verso Paper LLC, Verso Paper Investments LP, Apollo Management V, L.P. and Apollo Management VI, L.P., and all rights and remedies thereunder were terminated, extinguished, waived and released; and

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
Capacity Reductions
On August 20, 2015, Verso announced plans to make production capacity reductions at two of our mills by shutting down the No. 1 pulp dryer and No. 2 paper machine at our Androscoggin Mill in Jay, Maine, and by indefinitely idling our Wickliffe Mill in Wickliffe, Kentucky. Together, these actions reduced our production capacity by approximately 430,000 tons of coated paper and approximately 130,000 tons of dried market pulp. On April 5, 2016, we announced our decision to permanently close the Wickliffe Mill and the associated Property, plant and equipment were written down to salvage value. On November 1, 2016, we announced the temporary idling of the No. 3 paper machine at our Androscoggin Mill, reducing annual coated paper production capacity by approximately 200,000 tons. On July 19, 2017, we announced plans to permanently shut down the No. 3 paper machine and associated equipment.
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

Management’s discussion and analysis of the results of operations and of liquidity compare the three months and nine months ended September 30, 2017 to the three months and nine months ended September 30, 2016. Presentation of the combined financial information of the Predecessor and Successor for the three months and nine months ended September 30, 2016 is not in accordance with generally accepted accounting principles in the United States of America, or “GAAP.” However, we believe that for purposes of discussion and analysis in this Form 10-Q, the combined financial results are useful for management and investors to assess the Company’s ongoing financial and operational performance and trends.

Results of Operations

The following tables set forth the historical results of operations of Verso for the periods indicated below. The following discussion of our financial condition and results of operations should be read in conjunction with our Unaudited Condensed Consolidated Financial Statements and notes thereto included elsewhere in this quarterly report.

Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016

	Predecessor	Successor
	July 1, 2016	July 15, 2016	Three Months
	Through	Through	Ended	Three Month
(Dollars in millions)	July 14, 2016	September 30, 2016	September 30, 2017	$ Change
Net sales	$97	$578	$621	$(54)
Costs and expenses:
Cost of products sold (exclusive of depreciation, amortization and depletion)	83	559	552	(90)
Depreciation, amortization and depletion	7	24	27	(4)
Selling, general and administrative expenses	8	23	24	(7)
Restructuring charges	—	2	4	2
Other operating (income) expense	—	2	—	(2)
Operating income (loss)	(1)	(32)	14	47
Interest expense	2	8	10	—
Income (loss) before reorganization items, net	(3)	(40)	4	47
Reorganization items, net	(1,302)	—	—	1,302
Income (loss) before income taxes	1,299	(40)	4	(1,255)
Income tax expense	—	—	—	—
Net income (loss)	$1,299	$(40)	$4	$(1,255)

Net Sales. Net sales for the three months ended September 30, 2017 decreased by $54 million compared to the three months ended September 30, 2016. This decrease was attributable to an 8% decrease in total sales volume, from 817 thousand tons during the three months ended September 30, 2016 to 748 thousand tons for the same period of the current year, partially offset by a 1% increase in price, from $826 per ton during the three months ended September 30, 2016 to $830 per ton for the same period of the current year. The decrease in sales volume resulted in a $57 million decrease in revenue, while the increased pricing and improvement in product mix, resulted in a $3 million increase in revenue. The decrease in volume was driven by general softening of demand for coated papers and capacity reductions at the Androscoggin Mill.

Cost of sales.  Cost of products sold, excluding depreciation, amortization and depletion expenses, decreased $90 million, or 14%, in the three months ended September 30, 2017, compared to the three months ended September 30, 2016. Our gross margin, excluding depreciation, amortization and depletion expenses, was 11.1% for the three months ended September 30, 2017, compared to 4.9% for the three months ended September 30, 2016, reflecting an incremental increase of $36 million in gross margin. Gross margin for the three months ended September 30, 2016 was negatively impacted by work-in-process and inventory fair value adjustments associated with fresh-start accounting of $41 million. Without these fresh-start accounting adjustments, gross margin percentage would have been relatively flat for the three months ended September 30, 2017 as compared to the three months ended September 30, 2016. Gross margin for the three months ended September 30, 2017 was positively impacted by reductions in manufacturing overhead costs, lower maintenance costs, timing of major maintenance activities which were performed more during the third quarter in 2016 versus the second quarter in 2017, capacity reductions at the Androscoggin Mill and increased sales price, offset by lower sales volume, higher freight rates and the effects of taking downtime at our mills.

Depreciation, amortization and depletion. Depreciation, amortization and depletion expenses for the three months ended September 30, 2017 decreased $4 million, or 13%, from the three months ended September 30, 2016. The reduction in depreciation, amortization and depletion is attributable to the capacity reductions at our Androscoggin Mill and the reduction in the carrying value of our property, plant and equipment as a result of the adoption of fresh-start accounting.

Selling, general and administrative expenses. Selling, general and administrative expenses for the three months ended September 30, 2017 decreased $7 million, or 23%, compared to the same period of the prior year primarily attributable to cost reduction initiatives implemented across the Company. As a percentage of sales, Selling, general and administrative expenses were 3.9% for the three months ended September 30, 2017 and 4.6% for the three months ended September 30, 2016.

Reorganization items, net. Reorganization items, net, which represent expenses and income associated with the Chapter 11 Cases, resulted in a net gain of $1,302 million for the period from January 1, 2016 through July 14, 2016 (Predecessor). This amount was driven primarily by a gain on settlement of liabilities subject to compromise, or “LSTC,” and the DIP Facilities of $1,992 million offset by a loss of $651 million due to the revaluation of our assets and liabilities as part of the application of fresh-start accounting as of the Effective Date. We also incurred $20 million of professional fees paid for legal, consulting and other bankruptcy-related costs and services.

Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016

	Predecessor	Successor
	January 1, 2016	July 15, 2016	Nine Months
	Through	Through	Ended	Nine Month
(Dollars in millions)	July 14, 2016	September 30, 2016	September 30, 2017	$ Change
Net sales	$1,417	$578	$1,822	$(173)
Costs and expenses:
Cost of products sold (exclusive of depreciation, amortization and depletion)	1,249	559	1,683	(125)
Depreciation, amortization and depletion	100	24	87	(37)
Selling, general and administrative expenses	95	23	81	(37)
Restructuring charges	151	2	8	(145)
Other operating (income) expense	(57)	2	—	55
Operating income (loss)	(121)	(32)	(37)	116
Interest expense	39	8	29	(18)
Income (loss) before reorganization items, net	(160)	(40)	(66)	134
Reorganization items, net	(1,338)	—	—	1,338
Income (loss) before income taxes	1,178	(40)	(66)	(1,204)
Income tax expense	—	—	—	—
Net income (loss)	$1,178	$(40)	$(66)	$(1,204)

Net Sales. Net sales for the nine months ended September 30, 2017 decreased by $173 million compared to the nine months ended September 30, 2016. This decrease was attributable to a 7% reduction in volume from 2,379 thousand tons during the nine months ended September 30, 2016 to 2,210 thousand tons during the same period of the current year and a 2% reduction in price, from $838 per ton during the nine months ended September 30, 2016 to $824 per ton for the same period of the current year. The decrease in sales volume resulted in $142 million of reduced revenue, while the reduced pricing, partially offset by improvement in product mix, resulted in an additional $31 million decrease in revenue. The decrease in volume and pricing were driven by general softening of demand for coated papers and our capacity reductions at our Androscoggin Mill.

Cost of sales.  Cost of products sold, excluding depreciation, amortization and depletion expenses, decreased $125 million, or 7%, in the nine months ended September 30, 2017, compared to the nine months ended September 30, 2016. Our gross margin, excluding depreciation, amortization and depletion expenses, was 7.6% for the nine months ended September 30, 2017, compared to 9.4% for the nine months ended September 30, 2016, reflecting an incremental decrease of $48 million in gross margin. Gross margin for the nine months ended September 30, 2016 was negatively impacted by work-in-process and inventory fair value adjustments associated with fresh-start accounting of $41 million. Gross margin for the nine months ended September 30, 2017 was negatively impacted by lower sales volume, lower sales prices, inflation in chemicals and energy costs and inventory reduction initiatives, partially offset by lower wood costs and reductions in manufacturing overhead costs.

Depreciation, amortization and depletion. Depreciation, amortization and depletion expenses for the nine months ended September 30, 2017 decreased $37 million, or 30%, from the nine months ended September 30, 2016. The reduction in depreciation, amortization and depletion is attributable to the capacity reductions at our Androscoggin Mill, the closure of the Wickliffe Mill and the reduction in the carrying value of our property, plant and equipment as a result of the adoption of fresh-start accounting. These reductions were partially offset by $6 million of accelerated depreciation recognized in the first quarter of 2017 in connection with the temporary idling of the No. 3 paper machine at our Androscoggin Mill.

Selling, general and administrative expenses.  Selling, general and administrative expenses for the nine months ended September 30, 2017 decreased $37 million, or 31%, compared to the same period of the prior year primarily attributable to cost reduction initiatives implemented across the Company and a change in accounting policy adopted in connection with fresh-start accounting related to certain centralized manufacturing overhead costs of $13 million previously presented in Selling, general and administrative expenses of the Predecessor that are now presented in Cost of products sold of the Successor. In addition, Selling, general and administrative expenses for the nine months ended September 30, 2016 included $6 million in costs incurred in connection with pre-reorganization advisory and legal services related to planning for the Chapter 11 Cases. As a percentage of sales, Selling, general and administrative expenses were 4.4% for the nine months ended September 30, 2017 and 5.9% for the nine months ended September 30, 2016.

Restructuring charges. Restructuring charges for the nine months ended September 30, 2017 decreased $145 million from the same period of the prior year. Restructuring charges during the nine months ended September 30, 2017 are primarily associated with the announced closure and relocation of the Memphis office headquarters and closure of the Wickliffe Mill. Restructuring charges during the nine months ended September 30, 2016 consisted primarily of non-cash fixed asset write-down charges from the closure of the Wickliffe Mill.

Other operating (income) expense.  Other operating income of $55 million for the nine months ended September 30, 2016 was primarily attributable to the sale of hydroelectric facilities in January 2016.

Interest expense.  Interest expense for the nine months ended September 30, 2017 decreased $18 million, or 38%, compared to the nine months ended September 30, 2016. For the nine months ended September 30, 2016, we ceased recording interest expense as of the Petition Date on outstanding pre-petition debt classified as Liabilities subject to compromise. Such interest on pre-petition debt was stayed by the Bankruptcy Court effective on the Petition Date. During the pendency of the bankruptcy, we incurred interest expense on the DIP Facilities. For periods subsequent to the Effective Date, we incurred interest expense on the outstanding balance of the Exit Credit Facilities.

Reorganization items, net. Reorganization items, net, which represent expenses and income associated with the Chapter 11 Cases, resulted in a net gain of $1,338 million for the period from January 1, 2016 through July 14, 2016 (Predecessor). This amount was driven primarily by a gain on settlement of LSTC and the DIP Facilities of $1,992 million offset by a loss of $651 million due to the revaluation of our assets and liabilities as part of the application of fresh-start accounting as of the Effective Date. Additionally we recognized a gain of $81 million associated with the write-off of unamortized deferred financing costs related to pre-Petition Date debt. We also incurred $52 million of professional fees paid for legal, consulting and other bankruptcy-related costs and services.

Reconciliation of Net Income (Loss) to EBITDA and Adjusted EBITDA

EBITDA consists of earnings before interest, taxes, depreciation and amortization. Adjusted EBITDA reflects adjustments to EBITDA to eliminate the impact of certain items that we do not consider to be indicative of our performance. We use EBITDA and Adjusted EBITDA as a way of evaluating our performance relative to that of our peers and to assess compliance with our credit facilities. We believe that Adjusted EBITDA is a non-GAAP operating performance measure commonly used in our industry that provides investors and analysts with a measure of ongoing operating results unaffected by differences in capital structures, capital investment cycles and ages of related assets among otherwise comparable companies.

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

The following table reconciles net income (loss) to EBITDA and Adjusted EBITDA for the periods presented:

	Predecessor		Successor
	July 1, 2016	January 1, 2016	July 15, 2016	Three Months	Nine Months
	Through	Through	Ended	Ended	Ended
	July 14,	July 14,	September 30,	September 30,	September 30,
(Dollars in millions)	2016	2016	2016	2017	2017
Net income (loss)	$1,299	$1,178	$(40)	$4	$(66)
Income tax expense	—	—	—	—	—
Interest expense, net	2	39	8	10	29
Depreciation, amortization and depletion	7	100	24	27	87
EBITDA	$1,308	$1,317	$(8)	$41	$50
Adjustments to EBITDA:
Reorganization items, net (1)	(1,302)	(1,338)	—	—	—
Restructuring charges (2)	—	151	2	4	8
Fresh-start accounting adjustments (3)	3	3	44	—	—
(Gain) loss on disposal of assets (4)	—	(57)	—	—	1
Pre- and post-reorganization costs (5)	—	6	2	1	1
Other severance costs (6)	—	2	1	—	5
Other items, net (7)	—	11	—	1	4
Adjusted EBITDA	$9	$95	$41	$47	$69
(1) Net gains associated with the Chapter 11 Cases.
(2) For 2017, charges are primarily associated with the announced closure and relocation of the Memphis office headquarters and closure of the Wickliffe Mill. For 2016, charges are primarily associated with the closure of the Wickliffe Mill, of which $137 million is non-cash.
(3) Non-cash charges related to the one-time impacts of adopting fresh-start accounting.

(4)	Realized gain on the sale of assets was primarily attributable to the sale of hydroelectric facilities in January 2016.
(5) Costs incurred in connection with advisory and legal services related to planning for and emerging from the Chapter 11 Cases.
(6) Severance and related benefit costs not associated with restructuring activities.
(7) For 2017, costs incurred in connection with the re-engineering of information systems, non-cash equity award expense, costs associated with the temporary idling of the No. 3 paper machine at the Androscoggin Mill, and miscellaneous other non-recurring adjustments. For 2016, costs associated with the indefinite idling of the Wickliffe Mill, non-cash equity award expense, unrealized losses (gains) on energy-related derivative contracts, and miscellaneous other non-recurring adjustments.

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
Verso emerged from its Chapter 11 Cases on July 15, 2016. Pursuant to the Plan, on July 15, 2016, we entered into a $375 million Exit ABL Facility and a $220 million Exit Term Loan Facility. We borrowed $340 million under the Exit Credit Facilities on July 15, 2016, with available loan proceeds of $318 million, consisting of $120 million of borrowings under the asset-based revolving credit facility and $198 million ($220 million net of original issue discount) of borrowings under the term loan agreement. On July 15, 2016, we paid in full, amounts outstanding on the DIP Facilities with proceeds from the Exit Credit Facilities. As of September 30, 2017, the outstanding balance of the Exit ABL Facility was $117 million, with $55 million in letters of credit issued, and $175 million available for future borrowings.

During the three months ended September 30, 2017, we elected to make a $20 million voluntary principal prepayment on the Exit Term Loan Facility, from available liquidity including amounts under our Exit ABL Facility, and applied that payment against the final maturity amount due in October 2021.
On October 19, 2017, we elected to make an additional $20 million voluntary principal prepayment on the Exit Term Loan Facility, from available liquidity including amounts under our Exit ABL Facility, and applied that payment against the final maturity amount due in October 2021.
Our cash flows from operating, investing and financing activities, as reflected in the Unaudited Condensed Consolidated Statements of Cash Flows, are summarized in the following table.

	Predecessor	Successor
	January 1, 2016	July 15, 2016	Nine Months
	Through	Through	Ended
(Dollars in millions)	July 14, 2016	September 30, 2016	September 30, 2017
Net cash provided by (used in):
Operating activities	$25	$(13)	$64
Investing activities	29	(18)	(29)
Financing activities	(11)	(9)	(35)
Net change in cash and cash equivalents	$43	$(40)	$—

Operating activities.  In the first nine months of 2017, net cash provided by operating activities of $64 million, primarily reflects a net loss of $66 million offset by cash provided from working capital of $55 million, primarily attributable to an increase in accounts payable and reductions in inventory levels, and non-cash depreciation, amortization and depletion of $87 million.

In the period from July 15 to September 30, 2016 (Successor), net cash used in operating activities of $13 million primarily reflects a net loss of $40 million offset by non-cash depreciation, amortization and depletion of $24 million. In the period from January 1 to July 14, 2016 (Predecessor), net cash provided by operating activities of $25 million was driven by net income of $1,178 million, net cash provided from working capital of $34 million, non-cash depreciation, amortization and depletion, gain on sale of assets and non-cash restructuring charges of $180 million, and the adjustment for debtor-in-possession financing costs of $22 million, offset by non-cash reorganization items of $1,390 million.

Investing activities. In the first nine months of 2017, net cash used in investing activities consists of $29 million of capital expenditures.

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

Financing activities. In the first nine months of 2017, net cash used in financing activities of $35 million, resulted primarily from $41 million of repayments related to the Exit Term Loan Facility partially offset by net borrowings of $6 million on our Exit ABL Facility.

In the period from July 15 to September 30, 2016 (Successor), net cash used in financing activities of $9 million resulted primarily from net payments of $4 million on the Exit ABL Facility and $4 million of payments on the Exit Term Loan Facility. In the period from January 1 to July 14, 2016 (Predecessor), net cash used in financing activities of $11 million resulted primarily from net payments on pre-petition revolving credit facilities of $299 million and $22 million of debtor-in-possession financing costs, offset by proceeds from the Exit ABL Facility of $120 million and proceeds net of debt issuance cost and original issue discount of the Exit Term Loan Facility of $190 million.

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

The Exit ABL Facility will mature on July 14, 2021. The outstanding borrowings under the Exit ABL Facility bear interest at a per annum rate equal to, at the option of Verso Holdings, either (i) a customary London interbank offered rate, or “LIBOR,” plus an applicable margin ranging from 1.25% to 2.00% or (ii) a customary base rate plus an applicable margin ranging from 0.25% to 1.00%, determined based upon the average excess availability under the Exit ABL Facility. Verso Holdings is also required to pay a commitment fee for the unused portion of the Exit ABL Facility, which ranges from 0.25% to 0.375% per annum, based upon the average revolver usage under the Exit ABL Facility. Verso Holdings has the right to prepay loans under the Exit ABL Facility at any time without a prepayment penalty, other than customary “breakage” costs with respect to eurocurrency loans. As of September 30, 2017 (Successor), the outstanding balance of the Exit ABL Facility was $117 million, with $55 million in letters of credit issued, and $175 million available for future borrowings. As of September 30, 2017 (Successor), the weighted-average interest rate on outstanding Exit ABL Facility borrowings was 3.28%. We incurred $3 million of debt issuance costs associated with the Exit ABL Facility and recorded this amount as a direct deduction of the debt liability, which is being amortized over the life of the Exit ABL Facility.
The Exit Term Loan Facility will mature on October 14, 2021. The outstanding borrowings under the Exit Term Loan Facility bear interest at a rate equal to, at the option of Verso Holdings, either (i) LIBOR (subject to a floor of 1%) plus 11% or (ii) a customary base rate plus 10%. With respect to LIBOR denominated loans under the Exit Credit Facilities, Verso Holdings may elect an interest period of one, two, three or six months or such other period subject to the terms of the Exit Credit Facilities. As of September 30, 2017 (Successor), the Exit Term Loan’s interest rate was 12.32% per annum. The term loans provided under the Exit Term Loan Facility are subject to quarterly principal amortization payments in an amount equal to the greater of (a) 2.00% of the initial principal amount of the term loans or (b) the excess cash flow in respect of such quarter as further described under the Exit Term Loan Facility; however, if the liquidity, as defined in the Exit Term Loan Facility, of Verso Holdings is less than $75 million at any time during the 90-day period following the due date of such quarterly amortization payment or excess cash flow payment date, then the portion of such amortization amount that results in such liquidity being less than $75 million will not be payable by Verso Holdings, as further described in the Exit Term Loan Facility.
Per the described quarterly principal amortization, installments due are $4 million (subject to increase depending on excess cash flow) for each quarter ending in 2016 through 2021 with the remaining balance due on October 14, 2021. As the result of the excess cash flow requirement, we were obligated to fund an additional principal amortization of $7 million in the first quarter of 2017, which is reflected in our Unaudited Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2017 (Successor). During the three months ended September 30, 2017, we made a $20 million voluntary principal prepayment on the Exit Term Loan Facility. As of September 30, 2017 (Successor), we had an aggregate principal amount of $171 million outstanding under the Exit Term Loan Facility. On October 19, 2017, we made an additional $20 million voluntary principal prepayment on the Exit Term Loan Facility. Any voluntary prepayment by Verso Holdings of the term loans under the Exit Term Loan Facility will be subject to customary “breakage” costs with respect to eurocurrency loans and a 2% prepayment premium until July 14, 2018, and a 1% prepayment premium after July 15, 2018, but before July 14, 2020, and thereafter no prepayment premium will apply to any voluntary prepayment of term loans. Such prepayment premium may also apply to certain repricing amendments of the Exit Term Loan Facility as further described therein. We incurred $8 million of debt issuance costs associated with the Exit Term Loan Facility and recorded this amount as a direct deduction of the debt liability, which is being amortized over the life of the Exit Term Loan Facility.
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

As of September 30, 2017, we were in compliance with the covenants in our Exit Credit Facilities.

Outlook
During the three months ended September 30, 2017, we continued our focus on cash flow, reducing our debt, managing our inventory and working with suppliers on improving terms in response to our challenging environment. Our efforts led to another $20 million voluntary prepayment on our term loan in October 2017. In addition, we were able to reduce our outstanding letters of credit by $13 million in October 2017. We believe our focus on cash flow management and debt reduction will position us for improved financial results. Furthermore, as previously announced, our board of directors formed a Strategic Alternatives Committee in September 2017 in an effort to identify and evaluate potential strategic transaction alternatives. With the assistance of Houlihan Lokey Capital, Inc., the Company’s financial advisor, the Strategic Alternatives Committee continues to evaluate a range of potential strategic opportunities. While our industry continues to be challenged from a demand standpoint, several competitor closures have been announced and we have begun to realize previously announced price increases.
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

We reach our end-users through several channels, including printers, brokers, paper merchants and direct sales to end-users. We sell and market our products to approximately 300 customers. During the nine months ended September 30, 2017 (Successor), our largest customer, Veritiv Corporation, accounted for approximately 19% of our total net sales.

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

Our Exit ABL Facility and Exit Term Loan Facility each bear interest at a variable rate based on LIBOR or a customary base rate, in each case plus an applicable margin. Our Exit Term Loan Facility has a LIBOR floor of 1%. Assuming the principal amount outstanding under the Exit ABL Facility remains unchanged as of September 30, 2017 (Successor), and the Exit Term Loan Facility interest remains at or above the LIBOR floor, a 100 basis point increase in quoted interest rates on our outstanding floating-rate debt as of September 30, 2017 (Successor), would have increased our annual interest expense by $3 million. While we may enter into agreements limiting our exposure to higher interest rates, any such agreements may not offer complete protection from this risk.

Commodity Prices

We are subject to changes in our cost of sales caused by movements underlying commodity prices. The principal components of our cost of sales are chemicals, wood, energy, labor, maintenance and depreciation, amortization and depletion. Costs for commodities, including chemicals, wood and energy, are the most variable component of our cost of sales because their prices can fluctuate substantially, sometimes within a relatively short period of time. In addition, our aggregate commodity purchases fluctuate based on the volume of paper that we produce.

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

Chemicals.  Chemicals utilized in the manufacturing of coated papers include latex, clay, starch, calcium carbonate, caustic soda, sodium chlorate and titanium dioxide. We purchase these chemicals from a variety of suppliers and are not dependent on any single supplier to satisfy our chemical needs. Occasionally imbalances in supply and demand create volatility in prices for certain chemicals.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2017. Based upon this evaluation, and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2017.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended September 30, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Date: November 13, 2017
VERSO CORPORATION

	By:	/s/ B. Christopher DiSantis
B. Christopher DiSantis President, Chief Executive Officer and Director (Principal Executive Officer)

By:	/s/ Allen J. Campbell
Allen J. Campbell Senior Vice President and Chief Financial Officer (Principal Financial Officer)