Form 10-K
period 2017-12-31
Verso Corp
filed 2018-03-08
CIK 1421182

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☑ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☑
Emerging growth company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No

As of June 30, 2017, the aggregate market value of the voting and non-voting common equity of Verso Corporation held by non-affiliates, computed by reference to the price at which the common equity was last sold on the last business day of the most recently completed second fiscal quarter, was approximately $137,409,355. For purposes of this calculation, only those shares held by directors, executive officers and holders of 10% or more of the voting securities of Verso Corporation have been excluded as held by affiliates. Such exclusion should not be deemed a determination or an admission by Verso Corporation or any such person that such individuals or entities are or were, in fact, affiliates of Verso Corporation.

As of February 23, 2018, Verso Corporation had 34,234,921 shares of Class A common stock, par value $0.01 per share, and 220,552 shares of Class B common stock, par value $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

The information required by Part III is incorporated by reference from portions of the definitive proxy statement of Verso Corporation to be filed within 120 days after December 31, 2017, pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with the 2018 annual meeting of stockholders of Verso Corporation.

Verso Corporation
Form 10-K
December 31, 2017

Forward-Looking Statements

In this annual report, all statements that are not purely historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or “Securities Act,” and Section 21E of the Securities Exchange Act of 1934, as amended, or “Exchange Act.” Forward-looking statements may be identified by the words “believe,” “expect,” “anticipate,” “project,” “plan,” “estimate,” “intend” and other similar expressions. They include, for example, statements relating to our business and operating outlook; assessment of market conditions; and the growth potential of the industry in which we operate. Forward-looking statements are based on currently available business, economic, financial and other information and reflect management’s current beliefs, expectations and views with respect to future developments and their potential effects on us. Actual results could vary materially depending on risks and uncertainties that may affect us and our business. The following factors, among others, could cause actual results to differ from those set forth in the forward-looking statements: the long-term structural decline and general softening of demand facing the paper industry; our exploration of strategic alternatives, including the possible sale or merger of our entire company; developments in alternative media, which are expected to adversely affect the demand for some of our key products, and the effectiveness of our responses to these developments; intense competition in the paper manufacturing industry; rising postal costs; our dependence on a small number of customers for a significant portion of our business; any additional closure and other restructuring costs; our limited ability to control the pricing of our products or pass through increases in our costs to our customers; changes in the costs of raw materials and purchased energy; negative publicity, even if unjustified; any failure to comply with environmental or other laws or regulations, even if inadvertent; legal proceedings or disputes; any labor disputes; and the potential risks and uncertainties described in Part I, Item 1A, “Risk Factors,” as such disclosures may be amended, supplemented or superseded from time to time by other reports we file with the Securities and Exchange Commission, including subsequent annual reports on Form 10-K and quarterly reports on Form 10-Q. We assume no obligation to update any forward-looking statement made in this annual report to reflect subsequent events or circumstances or actual outcomes.

Market and Industry Information

Market data and other statistical information used throughout this annual report are based on independent industry publications, government publications, reports by market research firms, or other published independent sources. Some data is also based on our good-faith estimates which are derived from our review of internal surveys, as well as the independent sources listed above. Although we believe these sources are reliable, we have not independently verified the information. Industry prices for coated paper provided in this annual report are, unless otherwise expressly noted, derived from RISI, Inc. data. “North American” data included in this annual report that has been derived from RISI, Inc. only includes data from the United States and Canada. Any reference to (a) grade No. 3, grade No. 4 and grade No. 5 coated paper relates to 60 lb. basis weight, 50 lb. basis weight and 34 lb. basis weight, respectively, (b) lightweight coated groundwood paper refers to groundwood paper grades that are a 36 lb. basis weight or less, and (c) ultra-lightweight coated groundwood paper refers to groundwood paper grades that are a 30 lb. basis weight or less. The RISI, Inc. data included in this annual report has been derived from the following RISI, Inc. publications: RISI World Graphic Paper Forecast, January 2018 and RISI Paper Trader: A Monthly Monitor of the North American Graphic Paper Market, December 2017.

PART I

Item 1.  Business

In this report, the term “Verso” refers to Verso Corporation, which is the ultimate parent entity and the issuer of Class A common stock listed on the New York Stock Exchange. In December 2016, Verso Corporation completed a consolidation and reorganization of its subsidiaries, or the “Internal Reorganization.” For more information on the Internal Reorganization, see below under “History”. After the Internal Reorganization, Verso is the sole member of Verso Holding LLC, which is the sole member of Verso Paper Holding LLC. As used in this report, the term “Verso Holding” refers to Verso Holding LLC, and the term “Verso Paper” refers to Verso Paper Holding LLC. Prior to the Internal Reorganization, Verso was the sole member of Verso Paper Finance Holdings One LLC, which was the sole member of Verso Paper Finance Holdings LLC, which was the sole member of Verso Paper Holdings LLC. As used in this report, the term “Verso Finance” refers to Verso Paper Finance Holdings LLC; and the term “VPH” refers to Verso Paper Holdings LLC. The term “NewPage” refers to NewPage Holdings Inc., which was an indirect, wholly owned subsidiary of Verso prior to the Internal Reorganization; the term “NewPage Corp” refers to NewPage Corporation, which was an indirect, wholly owned subsidiary of NewPage prior to the Internal Reorganization. Each of Verso Finance, VPH, NewPage and NewPage Corp were either merged into other subsidiaries of Verso, converted into limited liability corporations, and/or renamed in the Internal Reorganization and do not exist on and after the Internal Reorganization. The term for any such entity includes its direct and indirect subsidiaries when referring to the entity’s consolidated financial condition or results. Unless otherwise noted, references to “the Company,” “we,” “us,” and “our” refer to Verso.
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

We operate thirteen paper machines at seven mills located in Maine, Maryland, Michigan, Minnesota and Wisconsin, as of December 31, 2017. The mills have an aggregate annual production capacity of approximately 2,870,000 tons of paper, including coated papers and specialty papers which excludes pulp. In February 2018, we announced plans to upgrade the shuttered No. 3 paper machine at our Androscoggin Mill in Jay, Maine, enabling this equipment to restart for the manufacture of packaging products. This paper machine was previously idled beginning in January 2017 and shut down in July 2017. We anticipate completion of this upgrade in the third quarter of 2018 and expect the No. 3 paper machine to increase annual paper production capacity by approximately 200,000 tons.

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

History

We began operations on August 1, 2006, when we acquired the assets and certain liabilities comprising the business of the Coated and Supercalendered Papers Division of International Paper. We were formed for the purpose of consummating the acquisition from International Paper. We completed our initial public offering of common stock on the New York Stock Exchange in May 2008. On January 7, 2015, we acquired NewPage Holdings, Inc., also a paper manufacturer, in a merger transaction. The NewPage acquisition provided us with assets in a complementary geographic area, a broader portfolio of products and strategic flexibility to reduce operating costs.

On January 26, 2016, or the “Petition Date,” Verso and substantially all of its direct and indirect subsidiaries, or the “Debtors,” filed voluntary petitions for relief, or the “Chapter 11 Filings,” under Chapter 11 of Title 11 of the United States Code in the United States Bankruptcy Court for the District of Delaware, or the “Bankruptcy Code,” in the United States Bankruptcy Court for the District of Delaware, or the “Bankruptcy Court.” The chapter 11 cases, or the “Chapter 11 Cases,” were consolidated for procedural purposes only and administered jointly under the caption “In re: Verso Corporation, et al., Case No. 16-10163.” On June 23, 2016, the Bankruptcy Court entered an order confirming the Debtors’ First Modified Third Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code dated as of June 20, 2016, or the “Plan.” On July 15, 2016, or the

“Effective Date,” the Plan became effective pursuant to its terms and the Debtors emerged from their Chapter 11 Cases. As a result of the Plan, among other things, all of our common stock issued and outstanding immediately prior to the Effective Date was cancelled and our creditors existing immediately prior to the Effective Date received all of our newly issued common stock in exchange for the cancellation of all of our pre-petition indebtedness.

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

In September 2017, we announced the formation of a Strategic Alternatives Committee, comprised solely of independent directors. The Strategic Alternatives Committee is leading our efforts to identify and evaluate a range of potential strategic transaction alternatives, including the possible sale or merger of our entire company or the possible sale of some of our mills. This strategic alternatives process is ongoing and we have retained Houlihan Lokey Capital, Inc. to assist in the process. See “Item 1A. Risk Factors - Risks Relating to Our Business - We cannot assure you that our exploration of strategic alternatives will result in a transaction or that any such transaction would be successful, and the process of exploring strategic alternatives or its conclusion could adversely impact our business and our stock price.”

Verso Corporation was incorporated in 2006 in the state of Delaware. Our principal executive offices are located at 8540 Gander Creek Drive, Miamisburg, Ohio 45342. Our telephone number is (877) 855-7243. Our website address is www.versoco.com. Information on or accessible through our website is not considered part of this annual report.

Industry

Based on 2017 sales, the size of the global coated paper industry is estimated to be approximately $32 billion, or 38 million tons of coated paper shipments, including approximately $5 billion, or 6 million tons of coated paper shipments, in North America. Coated paper is used primarily in media and marketing applications, including catalogs, magazines and commercial printing applications, which include high-end advertising brochures, annual reports and direct mail advertising. Demand is generally driven by North American advertising and print media trends, which in turn have historically been correlated with growth in Gross Domestic Product, or “GDP.” The coated paper industry has been facing a decline in demand. See “Item 1A. Risk Factors - Risks Relating to Our Business - The paper industry has been facing a long-term structural decline and our profitability has been adversely impacted by such decline.”

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

Within the paper industry, specialty papers are products which are given unique characteristics in their manufacture, converting or processing and that have properties suitable for special purposes, or custom engineered applications. Specialty papers have unique functional properties and are usually produced in relatively small quantities for a specific product, function or end-use requirement. Commercial and development activities rely largely on defining the unique characteristics of an application, in contrast with other substrates. We have focused on the following markets within the specialty papers arena: label and converting, flexible packaging and technical papers. Based on our market research, we estimate the annual demand for specialty papers in all markets to be between 11 and 14 million tons globally.

Products

We manufacture printing papers, which includes coated freesheet paper and uncoated freesheet paper, coated groundwood paper, supercalendered paper and a wide range of specialty papers. These paper grades are differentiated primarily by their respective brightness, weight, print quality, functionality, bulk, opacity and strength. We also produce and sell Northern Bleached Hardwood Kraft, or “NBHK,” pulp.

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

Printing papers. Printing papers include coated freesheet paper and uncoated freesheet papers. Coated freesheet paper is made from bleached kraft pulp, which is produced using a chemical process to break apart wood fibers and dissolve impurities such as lignin. The use of kraft pulp results in a bright, heavier-weight paper with excellent print qualities, which is well-suited for high-end commercial applications and premium magazines. Coated freesheet contains primarily kraft pulp, with less than 10% mechanical pulp in its composition. Revenue from our printing paper sales represented approximately 56%, 57% and 56% of our total revenues for fiscal years 2015, 2016 and 2017, respectively.

Specialty paper. We offer customized product solutions for strategic accounts by producing paper grades with customer-specified weight, brightness and pulp mix characteristics, providing customers with cost benefits and/or brand differentiation. Our specialty papers portfolio focuses on functionality, printability and innovative solutions to provide over 200 specialty paper grades for use in an array of end use applications including label and converting, flexible packing and technical papers. End uses range from beverage container labels, to oil and grease resistant food containers, to pressure sensitive labels and thermal printing papers. Revenue from our specialty paper sales represented approximately 19%, 21% and 23% of our total revenues for fiscal years 2015, 2016 and 2017, respectively.

Coated groundwood paper. Coated groundwood paper includes a fiber component produced through a mechanical pulping process. The use of such fiber results in a bulkier and more opaque paper that is better suited for applications where lighter weights and/or higher stiffness are required, such as catalogs and magazines. In addition to mechanical pulp, coated groundwood paper typically includes a kraft pulp component to improve brightness and print quality. Revenue from our coated groundwood paper sales represented approximately 14%, 12% and 9% of our total revenues for fiscal years 2015, 2016 and 2017, respectively.

Supercalendered paper. Supercalendered paper consists of groundwood fibers and a very high filler content but it does not receive a separate surface coating. Instead, the paper is passed through a supercalendering process in which alternating steel and filled rolls “iron” the paper, giving it a gloss and smoothness that makes it resemble coated paper. Supercalendered papers are primarily used for retail inserts, due to their relatively low price point. Revenue from our supercalendered paper sales represented approximately 5%, 6% and 6% of our total revenues for fiscal years 2015, 2016 and 2017, respectively.

Pulp. We produce and sell NBHK pulp. NBHK pulp is produced through the chemical kraft process using hardwoods. Hardwoods typically have shorter length fibers than softwoods and are used in a variety of end use applications. Kraft describes pulp produced using a chemical process, whereby wood chips are combined with chemicals and steam to separate the wood fibers. The fibers are then washed and pressure screened to remove the chemicals and lignin which originally held the fibers together. Finally, the pulp is bleached to the necessary whiteness and brightness. Kraft pulp is used in applications where brighter and whiter paper is required. We also offer de-inked pulp to help meet specific customer requirements. Revenue from our pulp sales represented approximately 6%, 4% and 6% of our total revenues for fiscal years 2015, 2016 and 2017, respectively.

Manufacturing

As of December 31, 2017, we operate thirteen paper machines at seven mills located in Maine, Maryland, Michigan, Minnesota and Wisconsin. We believe our graphic, packaging and specialty paper mills are among the most efficient and lowest cost paper mills in North America based on the cash cost of delivery to Chicago, Illinois. We attribute our manufacturing efficiency, in part, to investments made in our mills, our R-GAP manufacturing benchmarking and our cost improvement program. As of December 31, 2017, our mills have a combined annual production capacity of 2,870,000 tons of paper, including coated papers and specialty papers. Our facilities are strategically located within close proximity to major publication printing customers, which affords us the ability to more quickly and cost-effectively deliver our products.

The following table provides key information about our mills and operating paper machines’ capacity as of December 31, 2017:

Mill/Location	Product/Paper Grades	Paper Machines	Annual Production Capacity (in tons)
Duluth, Minnesota	Supercalendered paper	1	270,000
Escanaba, Michigan	Coated, specialty and uncoated paper	3	730,000
Jay (Androscoggin), Maine	Coated, specialty and uncoated paper	2 (1)	250,000 (1)
Luke, Maryland	Coated paper	2	450,000
Quinnesec, Michigan	Coated freesheet	1	430,000
Stevens Point, Wisconsin	Specialty paper	2	200,000
Wisconsin Rapids, Wisconsin	Coated paper	2	540,000
(1) On February 15, 2018, we announced a plan to upgrade and restart the No. 3 paper machine in the third quarter of 2018, increasing annual paper production capacity by approximately 200,000 tons.

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

After the pulping phase, the fiber furnish is run onto the forming fabric of the paper machine. On the forming fabric, the fibers become interlaced, forming a mat of paper, and much of the water is extracted. The paper web then goes through a pressing and drying process to extract the remaining water. After drying, the web goes through a series of on machine and off machine finishing and converting processes that impact product specific attributes to ensure excellent downstream performance. Finally, the paper is wrapped, labeled and shipped.

We utilize a manufacturing excellence program, called R-GAP, to take advantage of the financial opportunities that exist between the current or historical performance of our mills and the best performance possible given usual and normal constraints (i.e., configuration, geographical and capital constraints). Our continuous improvement process is designed to lower our cost position and enhance operating efficiency through reduced consumption of energy and material inputs, reduced spending on indirect costs, and improved productivity. The program utilizes benchmarking data to identify improvement initiatives and establish performance targets. Detailed action plans are used to monitor the execution of these initiatives and calculate the amount saved. We also use multi-variable testing, lean manufacturing, center of excellence teams, source-of-loss initiatives and best practice sharing to constantly improve our manufacturing processes and products. Since 2001, the Quinnesec Mill has been recognized in the Michigan Occupational Safety and Health Administration’s Voluntary Protection Program as a Star facility. The Michigan Voluntary Protection Program Star award is the state’s highest recognition for workplace safety programs and performance. Each year we develop and implement new efforts to continue our safety improvement and also share our successes through the mentoring aspects of this important program.

Raw Materials and Suppliers

Our key cost inputs in the papermaking process are wood fiber, chemicals and energy.

Wood Fiber. We source our wood fiber from a broad group of timberland and sawmill owners located in the regions around our mills. Our costs to purchase wood are affected directly by market costs of wood in our regional markets and indirectly by the effect of higher fuel costs on logging and transportation of timber to our facilities. While we have fiber supply agreements in place that ensure a substantial portion of our wood requirements, purchases under these agreements are typically at market rates.

Chemicals. Chemicals utilized in the manufacturing of coated papers include latex, clay, starch, calcium carbonate, caustic soda, sodium chlorate and titanium dioxide. We purchase these chemicals from a variety of suppliers and are not dependent on any single supplier to satisfy our chemical needs. Occasionally imbalances in supply and demand create volatility in prices for certain chemicals.

Energy. In 2017, we produced a significant portion of our energy needs for our paper mills from sources such as waste wood, hydroelectric facilities, liquid biomass from our pulping process and internal energy cogeneration facilities. Our external energy purchases vary across each of our mills and include fuel oil, natural gas, coal and electricity. Our overall energy expenditures are mitigated by our internal energy production capacity and ability to switch between certain energy sources. We also consider the use of derivative contracts as part of our risk management strategy to manage our exposure to market fluctuations in energy prices.

Sales, Marketing and Distribution

We reach our end-users through several sales channels. These include selling directly to end-users, through brokers, merchants and printers. We sell and market products to approximately 300 customers, which comprise approximately 1,700 end-user accounts.

Sales to End-Users. In 2017, we sold approximately 32% of our paper products directly to end-users, most of which are specialty converters and catalog and magazine publishers. These customers are typically large, sophisticated buyers who have the scale, resources and expertise to procure paper directly from manufacturers. Customers for our pulp products are mostly other paper manufacturers.

Sales to Brokers and Merchants. Our largest indirect paper sales by volume are through brokers and merchants who resell the paper to end-users. In 2017, our total sales to brokers and merchants represented approximately 47% of our total sales. Brokers typically act as an intermediary between paper manufacturers and smaller end-users who do not have the scale or resources to cost effectively procure paper directly from manufacturers. The majority of the paper sold to brokers is resold to catalog publishers. We work closely with brokers to achieve share targets in the catalog, magazine and insert end-user segments through collaborative selling.

Merchants are similar to brokers in that they act as an intermediary between the manufacturer and the end-user. However, merchants generally take physical delivery of the product and keep inventory on hand. Merchants tend to deal with smaller end-users that lack the scale to warrant direct delivery from the manufacturer. Coated freesheet comprises the majority of our sales to merchants. In most cases, because they are relatively small, the ultimate end-users of paper sold through merchants are generally regional or local commercial printers.

Sales to Printers. In 2017, our total sales to printers represented approximately 21% of our total sales. The majority of our sales were to the two largest publication printers in the United States. Printers also effectively act as an intermediary between manufacturers and end-users in that they directly source paper for printing/converting and then resell it to their customers as a finished product.

The majority of our products are delivered directly from our manufacturing facilities to the printer or converter, regardless of the sales channel. In order to serve the grade No. 3 coated freesheet market, we maintain a network of distribution centers located in the West, Midwest, South and Northeast close to our customer base to provide quick delivery. The majority of our pulp products are delivered to our customers’ paper mills.

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

Many of our customers provide us with forecasts of their paper needs, which allows us to plan our production runs in advance, optimizing production over our integrated mill system and thereby reducing costs and increasing overall efficiency. Generally, our sales agreements do not extend beyond the calendar year. Typically, our sales agreements provide for quarterly or semiannual price adjustments based on market price movements.

See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report for information regarding seasonality and the effect of inflation on our operating results.

Customers

We participate in the printing papers, specialty papers and pulp markets and have developed long-standing relationships with many premier customers in these areas. Our relationships with our ten largest customers average more than 20 years. Our largest customer, Veritiv Corporation, accounted for approximately 19% of our net sales in 2017. Our key customers in the printing papers arena include Central National-Gottesman, Quad/Graphics, Inc., RR Donnelley & Sons Company, Veritiv and Midland Paper. Verso’s key customers in the specialty papers market include Avery Dennison, UPM Raflatac and Green Bay Packaging.

Research and Development

The primary function of our research and development efforts is to work with customers in developing and modifying products to accommodate their evolving needs and to identify cost-saving opportunities within our operations. Over the past several years, examples of our research and development efforts include innovative and performance-driven products for the flexible packaging, label and specialty printing markets.

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

Competition

Our business is highly competitive. A significant number of North American competitors produce coated papers and several overseas manufacturers, principally from Europe, export to North America. We compete based on a number of factors, including:

•	price;

•	product availability;

•	product quality;

•	customer service;

•	breadth of product offerings; and

•	timeliness of product delivery.

Foreign competition in North America is affected by the exchange rate of the U.S. dollar relative to other currencies, especially the euro, market prices in North America and other markets, worldwide supply and demand, and the cost of ocean-going freight.

While our product offering is broad in terms of grades produced (from coated and uncoated graphical grades, including web and sheeted products, to highly technical specialty grades), our largest offering is in the coated freesheet category, with about two thirds in web form and one third in sheets. This strategy is driven primarily by our alignment with the commercial print market, with a secondary focus on catalogs and magazines for our coated freesheet grades. Our specialty grades have each year become a larger portion of our overall shipments, and that growth is expected to continue. As of December 31, 2017, our principal competitors include Resolute Forest Products, UPM-Kymmene Corporation, Catalyst Paper Corp. and Sappi Limited, all of which have North American operations. UPM and Sappi are headquartered overseas and also have overseas manufacturing facilities. Catalyst is headquartered in Canada.

Employees
As of December 31, 2017, we had approximately 4,200 employees. Approximately 70% of our hourly workforce is represented by 16 local branches of the following unions: the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Services Workers International Union; the International Brotherhood of Electrical Workers; the Teamsters, Chauffeurs, Warehousemen and Helpers; the International Association of Machinists and Aerospace Workers; the Office & Professional Employees’ International Union; and the United Association of Journeyman and Apprentices of the Plumbing and Pipefitting Industry. All represented employees were covered by a Master Labor Agreement from 2012–2016, that covered wages and benefits. Certain represented mills also had local agreements covering general work rules. The Master Agreement expired in December 2016. The parties are engaged in collective bargaining at the Luke Mill and Escanaba Mill and continue to work under the terms and conditions of their expired agreements. We have not experienced any work stoppages during the past several years, and believe that we have a good relationship with our employees.

Environmental and Other Governmental Regulations

We are subject to a wide range of federal, state, regional and local general and industry-specific environmental, health and safety laws and regulations, including the Federal Water Pollution Control Act of 1972, or “Clean Water Act,” the federal Clean Air Act, the federal Resource Conservation and Recovery Act, the Comprehensive Environmental Response, Compensation and Liability Act of 1980, or “CERCLA,” the federal Occupational Safety and Health Act and analogous state and local laws. Our operations also are subject to a regional regime designed to address climate change, the Regional Greenhouse Gas Initiative in the northeastern United States, and in the future we may be subject to additional federal, state, regional, local or supranational legislation related to climate change and greenhouse gas controls. Among our activities subject to environmental regulation are the emissions of air pollutants, discharges of wastewater and stormwater, operation of dams, storage, treatment and disposal of materials and waste, and remediation of soil, surface water and ground water contamination. Many environmental laws and regulations provide for substantial fines or penalties and criminal sanctions for any failure to comply. In addition, failure to comply with these laws and regulations could result in the interruption of our operations and, in some cases, facility shutdowns.

Certain of these environmental laws, such as CERCLA and analogous state laws, provide for strict liability, and under certain circumstances joint and several liability, for investigation and remediation of the release of hazardous substances into the environment, including soil and groundwater. These laws may apply to properties presently or formerly owned or operated by or presently or formerly under the charge, management or control of an entity or its predecessors, as well as to conditions at properties at which waste attributable to an entity or its predecessors was disposed. Under these environmental laws, a current or previous owner or operator of real property or a party formerly or previously in charge, management or control of real property and parties that generate or transport hazardous substances that are disposed of at real property, may be held liable for the cost to investigate or clean up that real property and for related damages to natural resources. We handle and dispose of wastes arising from our mill operations, including disposal at on-site landfills. We are required to maintain financial assurance (in the form of letters of credit and other similar instruments) for the expected cost of landfill closure and post-closure care. We may be subject to liability, including liability for investigation and cleanup costs, if contamination is discovered at one of our current or former paper mills or another location where we have disposed of, or arranged for the disposal of, wastes. We could be subject to potentially significant fines, penalties, criminal sanctions, plant shutdowns, or interruptions in operations for any failure to comply with applicable environmental, health and safety laws, regulations and permits.

Compliance with environmental laws and regulations is a significant factor in our business. We have made, and will continue to make, significant expenditures to comply with these requirements and our permits. We incurred environmental capital expenditures of $1 million in 2017, $4 million in 2016 and $3 million in 2015, and we anticipate that environmental compliance will require increased capital expenditures and operating expenses over time as environmental laws, regulations, or interpretations thereof, change or the nature of our operations requires us to make significant additional capital expenditures.

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

Available Information

Our website is located at www.versoco.com. We make available free of charge through this website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed with or furnished to the Securities and Exchange Commission, or “SEC,” pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after they are electronically filed with or furnished to the SEC.

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

The coated paper industry faces a long-term, structural decline. From 2014 to 2017, demand for printing and writing paper in the United States fell by roughly 16%. U.S. demand for coated freesheet has declined 11% from 2014 to 2017. Similarly, U.S. demand for coated groundwood has declined 23% from 2014 to 2017. The demand for coated paper is expected to continue to steadily decline in the future, with market volumes in 2018 projected to be 3% below 2017 levels.

Fluctuations in supply and demand for our products could have a material adverse affect on our business, financial condition and results of operations. The paper industry is a commodity market to a significant extent and is subject to cyclical market pressures. For example, from 2010 to 2014, prior to the acquisition of NewPage, we experienced a year-over-year average revenue decline of approximately 4.9% partly due to the prolonged decline in demand for coated paper.
A decline in general economic conditions may increase unemployment or lower gross domestic product growth rates to adversely affect demand for our products by our customers. During an economic downturn, end customers may reduce magazine subscriptions, contributing to lower demand for our products and advertising in printed magazines and catalogs may also decline, each of which may result in a material adverse effect on our business, financial condition and results of operations. Foreign overcapacity also could result in an increase in the supply of paper products available in the North American market. An increased supply of paper available in North America could put downward pressure on prices and/or cause us to lose sales to competitors, either of which could have a material adverse effect on our business, financial condition and results of operations.
We cannot assure you that our exploration of strategic alternatives will result in a transaction or that any such transaction would be successful, and the process of exploring strategic alternatives or its conclusion could adversely impact our business and our stock price.

In September 2017, we announced the formation of a Strategic Alternatives Committee, comprised solely of independent directors. The Strategic Alternatives Committee is leading our efforts to identify and evaluate a range of potential strategic transaction alternatives, including the possible sale or merger of our entire company or the possible sale of some of our mills. This strategic alternatives process is ongoing and we have retained Houlihan Lokey Capital, Inc. to assist in the process.
There can be no assurances that the strategic alternatives process will result in the announcement or consummation of any strategic transaction, or that any resulting plans or transactions will yield additional value for shareholders. Any potential transaction would be dependent on a number of factors that may be beyond our control, including, among other things, market conditions, industry trends, the interest of third parties in a potential transaction with Verso and the availability of financing to potential buyers on reasonable terms.
The process of exploring strategic alternatives could adversely impact our business, financial condition and results of operations. We could incur substantial expenses associated with identifying and evaluating potential strategic alternatives, including those related to equity compensation, severance pay and legal, accounting and financial advisory fees. In addition, the process may be time consuming and disruptive to our business operations, could divert the attention of management and the Board of Directors from our business, could negatively impact Verso’s ability to attract, retain and motivate key employees, and could expose us to potential litigation in connection with this process or any resulting transaction. The public announcement of a strategic alternative may also yield a negative impact on operating results if prospective or existing customers are reluctant to commit to new or renewal orders or if existing customers decide to shift their business to a competitor. Further, speculation regarding any developments related to the review of strategic alternatives and perceived uncertainties related to the future of Verso could cause our stock price to fluctuate significantly.
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
Furthermore, due to the trend towards consolidation in our industry, some of our competitors have greater financial and other resources than we do or may be better positioned than we are to compete for certain opportunities. There is no assurance that we will be able to continue to compete effectively in the markets we serve.
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

Our largest customer, Veritiv Corporation accounted for approximately 19% of our net sales in 2017. In 2017, our ten largest customers (including Veritiv Corporation) accounted for approximately 56% of our net sales. The loss of, or reduction in orders from, any of these customers or other customers could have a material adverse effect on our business, financial condition and results of operations, as could significant customer disputes regarding shipments, price, quality, or other matters.
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

We have limited ability to control the pricing of our products or pass through increases in our costs to our customers. Decreases in demand and prices, or increases in costs, for printing and writing paper could have a material adverse effect on our business, financial condition and results of operations.

Our earnings are sensitive to price changes in coated paper. Fluctuations in paper prices (and coated paper prices in particular) historically have had a direct effect on our net income (loss) and EBITDA for several reasons:

•
Market prices for paper products are a function of supply and demand, factors over which we have limited control. We therefore have limited ability to control the pricing of our products. Market prices of grade No. 3, 60 lb. basis weight paper, which is an industry benchmark for coated freesheet paper pricing, have fluctuated since 2000 from a high of $1,105 per ton to a low of $740 per ton. In addition, market prices of grade No. 5, 34 lb. basis weight paper, which is an industry benchmark for coated groundwood paper pricing, have fluctuated between a high of $1,130 per ton to a low of $795 per ton over the same period. Prices are expected to continue to recover in 2018. As market conditions determine the price for our paper products, the price for our products could fall below our cash production costs.

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

Therefore, our ability to achieve acceptable margins is principally dependent on (a) our cost structure, (b) changes in the prices of raw materials, electricity, energy and fuel, which will represent a large component of our operating costs and will fluctuate based upon factors beyond our control and (c) general conditions in the paper market including the demand for paper products, the amount of foreign imports, the amount spent on advertising, the circulation of magazines and catalogs, the use of electronic readers and other devices and postal rates. Any one or more of these economic conditions could affect our sales and operating costs and could have a material adverse effect on our business, financial condition and results of operations.

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

We have responded to changing market dynamics by optimizing assets and streamlining our production, including idling or shutting down certain paper machines and facilities. For example, in November 2016, we announced the closure of our Memphis office headquarters and relocation of our Corporate headquarters to Miamisburg, Ohio; in August 2015, we announced plans to shut down the No. 1 pulp dryer and No. 2 paper machine at our Androscoggin Mill in Jay, Maine, and to indefinitely idle our mill in Wickliffe, Kentucky; in April 2016, we announced our decision to permanently close the mill in Wickliffe, Kentucky. If demand for our products continues to decline, or if the pace of decline accelerates, it may be necessary to curtail production even further, or permanently shut down certain machines and facilities. In addition to the potential loss of production, curtailments and shutdowns could result in asset impairments or accelerated depreciation and cash closure costs for the affected facilities, including restructuring charges and exit or disposal costs, which could negatively impact our cash flows and materially affect our results of operations and financial condition.
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

We may not realize certain projected cost savings or productivity improvements, which could result in lower profitability for our business.

As part of our business strategy, we identify opportunities to improve profitability by reducing costs and enhancing productivity. For example, through our continuous process improvement program, we have implemented focused programs to optimize material and energy sourcing and usage, reduce repair costs and control overhead. We will continue to utilize the process improvement program to drive cost reductions and operating improvements in our mill system, and have targeted additional profitability enhancements in the next twelve months. Our strategy assumes that increases in productivity through our continuous process improvement program, including through a more efficient manufacturing process or engineering design enhancements, will result in economies of scale, and global competitive sourcing of our materials will reduce our raw material and other costs. Any cost savings or productivity enhancements that we expect to realize from such efforts may differ materially from our estimates. Cost savings or productivity enhancements that we realize may be offset, in whole or in part, by reductions in pricing or volume, or through increases in other expenses, including raw material, energy or personnel. We cannot assure you that these initiatives will be completed as anticipated or that the benefits we expect will be achieved on a timely basis or at all.

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
As of December 31, 2017, approximately 70% of our hourly workforce was represented by 16 local branches of the following unions: the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Services Workers International Union; the International Brotherhood of Electrical Workers; the Teamsters, Chauffeurs, Warehousemen and Helpers; the International Association of Machinists and Aerospace Workers; the Office & Professional Employees’ International Union; and the United Association of Journeyman and Apprentices of the Plumbing and Pipefitting Industry. All represented employees were covered by a Master Labor Agreement from 2012-2016, that covered wages benefits. Certain represented mills also had local agreements covering general work rules. The Master Labor Agreement expired in December 2016. The parties are engaged in collective bargaining at the Luke Mill and Escanaba Mill and continue to work under the terms and conditions of their expired agreements. We may become subject to material cost increases as a result of action taken by the labor unions. This could increase expenses in absolute terms and/or as a percentage of net sales. In addition, although we believe we have a good relationship with our employees, work stoppages or other labor disturbances may occur in the future. Any of these factors could lead to operational delays or increased costs, which could negatively affect our business, financial condition and results of operations.
Security breaches and other disruptions to our information technology infrastructure could interfere with our operations and could compromise our information and the information of our customers and suppliers, exposing us to liability which would cause our business and reputation to suffer.

In the ordinary course of business, we rely upon information technology networks and systems, some of which are managed by third parties, to process, transmit and store electronic information and to manage or support a variety of business processes and activities, including supply chain, manufacturing, distribution, invoicing and collection of payments from customers. We use information technology systems to record, process and summarize financial information and results of operations for internal reporting purposes and to comply with regulatory financial reporting, legal and tax requirements. Additionally, we collect and store sensitive data, including intellectual property, proprietary business information, the propriety business information of our customers and suppliers, as well as personally identifiable information of our employees, in data centers and on information technology networks. The secure operation of these information technology networks and the processing and maintenance of this information is critical to our business operations and strategy. Despite security measures and disaster recovery plans, our information technology networks and infrastructure may be vulnerable to damage, disruptions or shutdowns due to security breaches, including those caused by physical or electronic break-ins, computer viruses, malware, attacks by hackers, employee error and disruptions caused from unauthorized access and tampering, or other disruptions during the process of upgrading or replacing computer software or hardware, power outages, telecommunication or utility failures or natural disasters or other catastrophic events. The occurrence of any of these events could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability or regulatory penalties under laws protecting the privacy of personal information, disrupt operations and damage our reputation, which could adversely affect our business, financial condition and results of operations.

We depend on third parties for certain transportation services.

We rely primarily on third parties for transportation of our products to our customers and transportation of our raw materials to us, in particular, by truck and train. The transportation industry is subject to legislative and regulatory changes that can affect the economics of those third-party transportation providers by requiring changes in their operating practices or influencing the demand for, and the cost of providing, transportation services. If any third-party transportation provider fails to deliver our products in a timely manner, we may be unable to sell them at full value. Similarly, if any transportation provider fails to deliver raw materials to us in a timely manner, we may be unable to manufacture our products on a timely basis. Shipments of products and raw materials may be delayed due to weather conditions, strikes or other events. Any failure of a third-party transportation provider to deliver raw materials or products in a timely manner could harm our reputation, negatively impact our customer relationships and have a material adverse effect on our business, financial condition and results of operations. In addition, our ability to deliver our products on a timely basis could be adversely affected by the lack of adequate availability of transportation services, especially rail capacity, whether because of work stoppages or otherwise. If any of these third-party transportation providers were to cease operations or cease doing business with us, we may be unable to replace them at a reasonable cost. Furthermore, we may experience increases in the cost of our transportation services as a result of rising fuel costs and surcharges (primarily in diesel fuel). Since we have a limited ability to pass these increased costs through to our customers, they could have a material adverse effect on our business, financial condition and results of operations.
We are subject to various environmental, health and safety laws and regulations that could impose substantial costs or other liabilities upon us and may have a material adverse effect on our business, financial condition and results of operations.
We are subject to a wide range of federal, state, regional and local general and industry-specific environmental, health and safety laws and regulations, including those relating to air emissions (including greenhouse gases and hazardous air pollutants), wastewater discharges, solid and hazardous waste management and disposal, site remediation and natural resources. Compliance with these laws and regulations, and permits issued thereunder, is a significant factor in our business and may be subject to the same or even increased scrutiny and enforcement actions by regulators. We have made, and will continue to make, significant expenditures to comply with these requirements and permits, which may impose increasingly more stringent standards over time as they are renewed or modified by the applicable governmental authorities. In addition, we handle and dispose of waste arising from our mill operations and operate a number of on-site landfills to handle that waste. We are required to maintain financial assurance (in the form of letters of credit and other similar instruments) for the projected cost of closure and post-closure care for these landfill operations. We could be subject to potentially significant fines, penalties, criminal sanctions, plant shutdowns, or interruptions in operations for any failure to comply with applicable environmental, health and safety laws, regulations and permits. Moreover, under certain environmental laws, a current or previous owner or operator of real property, and parties that generate or transport hazardous substances that are disposed of at real property, may be held liable for the full cost to investigate or clean up such real property and for related damages to natural resources. We may be subject to liability, including liability for investigation and cleanup costs, if contamination is discovered at one of our current or former paper mills, other properties or other locations where we have disposed of, or arranged for the disposal of, waste.
While we have announced our exploration of strategic alternatives, including the possible sale or merger of our entire company or the possible sale of some of our mills, we may also from time to time pursue opportunistic acquisitions the success of which could have a material adverse effect on our business, financial condition and results of operations.
In the past, we have pursued acquisitions to complement or expand our business. While we are currently exploring strategic alternatives, including the possible sale or merger of our entire company or the possible sale of some of our mills, we may from time to time pursue opportunistic acquisitions. If we identify an acquisition candidate, we may not be able to successfully negotiate or finance the acquisition or integrate the acquired businesses with our existing business and services. Future acquisitions could result in potentially dilutive issuances of equity securities and the incurrence of debt and contingent liabilities, amortization expenses and substantial goodwill. The negotiation of any transaction, its completion, and subsequent integration of any business acquired may be complex and time consuming, involve significant costs and may result in a distraction of management’s attention from on going business operations. We may be affected materially and adversely if we are unable to successfully integrate businesses that we acquire. Similarly, we may divest portions of our business, which may also have material and adverse effects.
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

We have debt outstanding and may incur additional debt in the future, which may adversely affect our financial condition and future financial results.

Our total indebtedness, at par, was $211 million as of December 31, 2017, and we had $209 million of additional borrowing availability under our Credit Facilities. Our ability to make scheduled payments of the principal and interest or to refinance our indebtedness depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or dilutive.

It is also possible that we may incur additional indebtedness in the future in the ordinary course of business. If new debt is added to current debt levels, the risks described above could intensify. In addition, our high level of debt could have additional significant consequences, which include, but are not limited to, the following:

•	limiting our ability to obtain additional financing in the future for working capital, capital expenditures, or other general corporate purposes;

•	requiring a substantial portion of our cash flows to be dedicated to debt service payments instead of other purposes;

•	limiting our ability to refinance our indebtedness with acceptable terms;

•	placing us at a competitive disadvantage to competitors carrying less debt; and

•	making us more vulnerable to economic downturns and limiting our ability to withstand competitive pressure.

We may be unable to maintain compliance with the financial maintenance or other covenants in our Credit Facilities, which could result in an event of default under the credit agreement governing the Credit Facilities that, if not cured or waived, would have a material adverse effect on our business, financial condition and results of operations.

Under the ABL Facility, Verso Paper is required to maintain a minimum fixed charge coverage ratio when the excess availability under such facility is less than the greater of (a) 10% of the lesser of (i) the borrowing base at such time and (ii) the aggregate amount of revolving facility commitments at such time or (b) $30 million. In addition, under the Term Loan Facility, Verso Paper is required to maintain a maximum total net leverage ratio as further described in the Term Loan Facility. The Credit Facilities also contain certain covenants which, among other things, and subject to certain exceptions, restrict Verso Paper and certain of its subsidiaries’ ability to incur additional debt or liens, pay dividends, repurchase equity interests, prepay other indebtedness, sell, transfer, lease or dispose of assets and make investments in or merge with another company.

If Verso Paper were to violate any of the covenants under the ABL Facility or the Term Loan Facility and were unable to obtain a waiver, it would be considered a default after the expiration of any applicable grace period. If Verso Paper were in default under the Credit Facilities, then the lenders thereunder may exercise remedies under such Credit Facility in accordance with the terms thereof, including declaring all outstanding borrowings immediately due and payable. In addition, if Verso Paper were in default under the ABL Facility, no additional borrowings under the ABL Facility would be available until the default was waived or cured. This could adversely affect our operations and our ability to satisfy our obligations as they come due.

Restrictive covenants in the agreements governing our Credit Facilities may restrict our ability to pursue our business strategies.

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

A breach of any of these restrictive covenants could result in a default under the instruments governing our Credit Facilities. If a default occurs, the holders of these instruments may elect to declare all borrowings thereunder outstanding, together with accrued interest and other fees, to be immediately due and payable. The lenders under the Credit Facilities would also have the right in these circumstances to terminate any commitments they have to provide further borrowings. If we are unable to repay our indebtedness when due or declared due, the lenders thereunder will also have the right to proceed against the collateral pledged to them to secure the indebtedness. If such indebtedness were to be accelerated, our assets may not be sufficient to repay in full our secured indebtedness.

We have certain material pension obligations. Future funding obligations related to these obligations could restrict cash available for our operations, capital expenditures or other requirements or require us to borrow additional funds.

We have certain defined benefit pension plans covering approximately 81% of our employees. As of December 31, 2015, all of our defined benefit pension plans were frozen to new entrants. As of December 31, 2017, the projected benefit obligation for our pension plans was approximately $1,753 million and the fair value of pension plan assets was $1,296 million. The total underfunded status of the pension obligations calculated on a projected benefit obligation basis as of December 31, 2017 was approximately $457 million. We currently anticipate making future pension benefit payments of $88 million in 2018 (see Note 12 to our Consolidated Financial Statements included elsewhere in this report). A deterioration in the value of plan assets could cause the unfunded status of these pension plans to increase, thereby increasing our obligation to make additional contributions to these plans. In addition, we will require future operating cash flows to fund our pension obligations, which could restrict available cash for our operations, capital expenditures and other requirements. We may also not generate sufficient cash to satisfy these obligations, which could require us to seek funding from other sources, including through additional borrowings, which could materially increase our outstanding debt or debt service requirements.

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

We may not achieve the expected benefit of the upgrade of our No. 3 paper machine at our Androscoggin Mill in Jay, Maine.

In February 2018, we announced plans to upgrade the shuttered No. 3 paper machine at our Androscoggin Mill in Jay, Maine, enabling this equipment to restart for the manufacture of packaging products, such as linerboard. This undertaking is subject to various risks and uncertainties, and there are many factors that may impact our ability to successfully upgrade and operate the No. 3 paper machine, many of which are beyond our control and which include, but are not limited to, the following:

•	our ability to complete the upgrade within our $17 million estimate and within our projected time frame;

•	our ability to attract, hire and train skilled labor for the operation of the No. 3 paper machine;

•	our competitors having more experience with the manufacture and sale of packaging products and having more fully integrated converting operations; and

•	our ability to offer these new products on favorable terms, achieve an adequate market acceptance, manage our inventory, and fulfill orders.

As a result of the above factors, we cannot assure you that the upgrade of the No. 3 paper machine will be completed as anticipated or that the benefits we expect will be achieved on a timely basis or at all.

Risks Relating to Verso’s Common Stock
Our stock price may be volatile and stockholders may be unable to sell shares at or above the price at which they purchased them.

Since our emergence from bankruptcy on July 15, 2016 and up to the date of filing this annual report on Form 10-K, our stock price for our Class A Common Stock ranged from $3.17 per share to $18.47 per share. The market price of our Class A Common Stock may continue to be highly volatile and could be subject to wide fluctuations. In addition, the trading volume of our Class A Common Stock may fluctuate and cause significant price variations to occur. Volatility in the market price of our Class A Common Stock may prevent you from being able to sell your shares at or above the price you paid for your shares of Class A Common Stock. The market price for our Class A Common Stock could fluctuate significantly for various reasons, including:

•	our operating and financial performance and prospects;

•	our quarterly or annual earnings or those of other companies in our industry;

•	conditions that impact demand for our paper products;

•	the public’s reaction to our press releases, other public announcements and filings with the SEC;

•	changes in earnings estimates or recommendations by securities analysts who track our common stock;

•	market and industry perception of our success, or lack thereof, in exploring strategic alternatives, including perceived uncertainties related to the future of Verso;

•	strategic actions by us or our competitors, such as acquisitions or restructurings;

•	changes in government regulations;

•	arrival and departure of key personnel;

•	changes in our capital structure;

•	sales of common stock by us or members of our management team; and

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

As of the date of filing this annual report on Form 10-K, we have outstanding (i) warrants to purchase 1,810,035 shares of our Class A Common Stock, or the “Plan Warrants,” and (ii) 1,411,042 restricted stock units. In addition, as of the date of filing this annual report on Form 10-K, we have 3,555,237 shares of Class A Common Stock reserved for future issuance under our Verso Corporation Performance Incentive Plan. The exercise of equity awards, including any stock options that we may grant in the future, and Plan Warrants, and the sale of shares of our Class A Common Stock underlying any such options or the Plan Warrants, could have an adverse effect on the market for our Class A Common Stock, including the price that an investor could obtain for their shares. Investors may experience dilution in the net tangible book value of their investment upon the exercise of the Plan Warrants and any stock options that may be granted or issued pursuant to the Verso Corporation Performance Incentive Plan in the future.

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

Item 1B.  Unresolved Staff Comments

Not applicable.

Item 2.  Properties

As of December 31, 2017, we operate thirteen paper machines at seven mills located in Maine, Maryland, Michigan, Minnesota and Wisconsin with a total annual paper production capacity of approximately 2,870,000 tons.

Our material facilities as of December 31, 2017 are shown in the following table:

Location	Use	Owned/Leased
Miamisburg, Ohio	corporate office	leased
Duluth, Minnesota	paper mill	owned
Escanaba, Michigan	paper mill	owned
Jay (Androscoggin), Maine	paper mill/kraft pulp mill	owned
Luke, Maryland	paper mill, warehouse and converting	owned
Quinnesec, Michigan	paper mill/kraft pulp mill	owned
Stevens Point, Wisconsin	paper mill	owned
Wisconsin Rapids, Wisconsin	paper mill, warehouse and converting	owned
Wickliffe, Kentucky	paper mill	owned
Memphis, Tennessee	corporate office	leased (1)
(1) Office space of former corporate headquarters. Lease expires in July 2022. As of December 31, 2017, Verso does not occupy this office space.

Item 3.  Legal Proceedings

We are involved from time to time in legal proceedings incidental to the conduct of our business. We do not believe that any liability that may result from these proceedings will have a material adverse effect on our Consolidated Financial Statements (see Note 18 to our Consolidated Financial Statements included elsewhere in this report.)

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

The following table sets forth the high and low sales prices per share of our new Class A common stock, as reported by the NYSE, since July 18, 2016 (Successor):

Price per share:	High	Low
2017
First quarter	$8.43	$5.54
Second quarter	6.23	3.17
Third quarter	5.53	3.82
Fourth quarter	17.77	5.04
2016
Third quarter (starting July 18, 2016)	13.60	5.55
Fourth quarter	7.51	4.37

Holders

As of February 23, 2018, there were 104 stockholders of record of our Class A common stock and 6 stockholders of record of our Class B common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, including 33,395,205 shares of our Class A common stock where the registered shareholder is Cede & Co., we are unable to estimate the total number of stockholders represented by these record holders.

Dividends

We have not declared or paid any cash dividends on shares of our Successor common stock during the years ended December 31, 2017 and 2016. Any future determination relating to our dividend policy will be made at the discretion of our board of directors and will depend on then existing conditions, including our financial condition, results of operations, contractual restrictions, capital requirements, business prospects and other factors that our board of directors may deem relevant. Our ability to pay dividends on our common stock is limited by the covenants in our Credit Facilities, and may be further restricted by the terms of any of our future debt or preferred securities. See “Item 7. Management’s Discussion & Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Credit Facilities” for a summary of our Credit Facilities.

Issuer Repurchases of Equity Securities

There were no repurchases of equity securities by Verso in the fourth quarter of 2017.

Item 6.  Selected Financial Data

The following table presents our selected historical financial data as of and for the years ended December 31, 2013 through 2015 (Predecessor), for the period from January 1, 2016 to July 14, 2016 (Predecessor), for the period from July 15, 2016 to December 31, 2016 (Successor) and for the year ended December 31, 2017 (Successor). The following information is only a summary which has been derived from the Consolidated Financial Statements and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and their related notes, and the other financial information, included elsewhere in this annual report. Historical results are not indicative of future results.

	Predecessor				Successor
				January 1, 2016	July 15, 2016	Year
				Through	Through	Ended
	Year Ended December 31,			July 14,	December 31,	December 31,
(Dollars in millions except per share amounts)	2013	2014	2015	2016	2016	2017
Statement of Operations Data:
Net sales	$1,389	$1,297	$3,122	$1,417	$1,224	$2,461
Costs and expenses:
Cost of products sold - (exclusive of depreciation, amortization and depletion)	1,179	1,176	2,727	1,249	1,098	2,237
Depreciation, amortization and depletion	105	91	308	100	93	115
Selling, general and administrative expenses	74	70	187	95	49	106
Restructuring charges	1	135	54	151	11	9
Other operating (income) expense(1)	(4)	—	1	(57)	8	1
Operating income (loss)	34	(175)	(155)	(121)	(35)	(7)
Interest expense	138	142	270	39	17	38
Other (income) expense(2)	8	39	—	—	—	(7)
Income (loss) before reorganization items, net	(112)	(356)	(425)	(160)	(52)	(38)
Reorganization items, net(3)	—	—	—	(1,338)	—	—
Income (loss) before income taxes	(112)	(356)	(425)	1,178	(52)	(38)
Income tax benefit	(1)	(3)	(3)	—	(20)	(8)
Net income (loss)	$(111)	$(353)	$(422)	$1,178	$(32)	$(30)
Per Share Data:
Income (loss) per common share:
Basic	$(2.09)	$(6.62)	$(5.19)	$14.39	$(0.93)	$(0.87)
Diluted	(2.09)	(6.62)	(5.19)	14.39	(0.93)	(0.87)
Weighted average common shares outstanding (in thousands):
Basic	53,124	53,293	81,295	81,847	34,391	34,432
Diluted	53,124	53,293	81,295	81,847	34,391	34,432
Statement of Cash Flows Data:
Cash provided by (used in) operating activities	$(27)	$(58)	$(266)	$25	$17	$153
Cash provided by (used in) investing activities	(14)	(25)	111	29	(38)	(39)
Cash provided by (used in) financing activities	(9)	78	153	(11)	(20)	(113)
Other Financial and Operating Data:
EBITDA(4)	$131	$(123)	$153	$1,317	$58	$115
Capital expenditures	(41)	(42)	(64)	(31)	(42)	(40)
Total tons sold (in thousands)(5)	1,690	1,624	3,647	1,676	1,473	2,959
Balance Sheet Data:
Working capital(6)	$63	$5	$371	$463	$412	$309
Property, plant and equipment, net	743	531	1,857	1,180	1,132	1,062
Total assets	1,070	855	2,710	2,006	1,855	1,732
Total debt	1,220	1,304	2,879	310	293	190
Total equity (deficit)	(417)	(784)	(1,183)	675	770	746

(1)
Other operating (income) expense for the period from January 1, 2016 to July 14, 2016 (Predecessor) primarily reflected the gain on sale of hydroelectric facilities in January 2016. Other operating (income) expense for the period from July 15, 2016 to December 31, 2016 (Successor) primarily reflected on-going costs incurred for professional fees paid for bankruptcy related services such as legal and consulting.

(2)
Other (income) expense in 2013 (Predecessor) reflected costs related to debt refinancing. Other (income) expense in 2014 (Predecessor) reflected costs incurred in connection with the NewPage acquisition.

(3)
Reorganization items, net, in 2016 (Predecessor) represented expenses and income directly associated with the Predecessor’s bankruptcy filing on the Petition Date. This amount represents primarily a gain on settlement of liabilities subject to compromise of $1,992 million, partially offset by a loss of $651 due to the revaluation of our assets and liabilities as part of the application of fresh-start accounting as of the Effective Date (see Note 2 to our Consolidated Financial Statements included elsewhere in this report).

(4)
EBITDA consists of earnings before interest, taxes, depreciation/depletion and amortization. Our use of EBITDA is further discussed in the “Reconciliation of Net Income (Loss) to EBITDA and Adjusted EBITDA” section of Item 7 herein. The following table reconciles net income (loss) to EBITDA for the periods presented:

	Predecessor				Successor
				January 1, 2016	July 15, 2016	Year
				Through	Through	Ended
	Year Ended December 31,			July 14,	December 31,	December 31,
(Dollars in millions)	2013	2014	2015	2016	2016	2017
Reconciliation of net income (loss) to EBITDA:
Net income (loss)	$(111)	$(353)	$(422)	$1,178	$(32)	$(30)
Income tax benefit	(1)	(3)	(3)	—	(20)	(8)
Interest expense	138	142	270	39	17	38
Depreciation, amortization and depletion	105	91	308	100	93	115
EBITDA	$131	$(123)	$153	$1,317	$58	$115

(5)	See discussion of metric in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 herein.

(6)	Working capital is defined as current assets net of current liabilities, excluding the current portion of long-term debt.

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

We operate seven mills located in Maine, Maryland, Michigan, Minnesota and Wisconsin with a total annual paper production capacity of approximately 2,870,000 tons of paper as of December 31, 2017.

Background

Emergence from Chapter 11

On January 26, 2016, or the “Petition Date,” we and substantially all of our direct and indirect subsidiaries, collectively, the “Debtors,” filed voluntary petitions for relief, or the “Chapter 11 Filings,” under Chapter 11 of Title 11 of the United States Code, or the “Bankruptcy Code,” in the United States Bankruptcy Court for the District of Delaware or the “Bankruptcy Court.” The Chapter 11 cases, or the “Chapter 11 Cases,” were consolidated for procedural purposes only and administered jointly under the caption “In re: Verso Corporation, et al., Case No. 16-10163.” During the pendency of the Chapter 11 Cases, we continued to manage our properties and operate our businesses as a “debtor-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.
On March 26, 2016, the Debtors filed a proposed joint plan of reorganization, (as amended, the “Plan,”) with the Bankruptcy Court together with a disclosure statement in respect of the Plan. The Plan set forth, among other things, the treatment of claims against and equity interests in the Debtors. On June 23, 2016, the Bankruptcy Court entered an order confirming the Plan. On July 15, 2016, or the “Effective Date,” the Plan became effective pursuant to its terms and the Debtors emerged from their Chapter 11 Cases.
On the Effective Date, by operation of the Plan, among other things:

•
Verso issued 33,366,784 shares of its new Class A common stock, par value $0.01 per share, 1,023,859 shares of its new Class B common stock, par value $0.01 per share, and the Plan Warrants to purchase up to an aggregate of 1,810,035 shares of Class A Common Stock at an initial exercise price of $27.86, in exchange for the elimination of $2.6 billion of the Debtor’s outstanding indebtedness (principal and accrued interest);

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
Pursuant to the Plan, on the Effective Date, the Company entered into a $375 million asset-based revolving credit facility or the “ABL Facility”, and a senior secured term loan agreement or the “Term Loan Facility” that provides for term loan commitments of $220 million or collectively the “Credit Facilities.” Further, VPH borrowed $340 million under the Credit Facilities on the Effective Date, with available loan proceeds of $318 million, consisting of (i) the borrowing of $120 million under the ABL Facility and (ii) the borrowing of $198 million ($220 million net of original issue discount) under the Term Loan Facility. The proceeds of the borrowings on the Effective Date under the Credit Facilities were used (i) to repay outstanding indebtedness under the credit facilities we entered into while a debtor-in-possession, or the “DIP Facilities,” (ii) to pay outstanding allowed administrative expenses and allowed claims in accordance with the Plan and (iii) to pay fees, costs and expenses related to and contemplated by the Credit Facilities and emergence by Verso and its subsidiaries from bankruptcy.

Capacity Reductions
On August 20, 2015, we announced plans to make production capacity reductions at two of our mills by shutting down the No. 1 pulp dryer and No. 2 paper machine at our Androscoggin Mill in Jay, Maine, and by indefinitely idling our Wickliffe Mill in Wickliffe, Kentucky. Together, these actions reduced our annual production capacity by approximately 430,000 tons of coated paper and approximately 130,000 tons of dried market pulp. On April 5, 2016, we announced our decision to permanently close the Wickliffe Mill and the associated Property, plant and equipment were written down to salvage value. On November 1, 2016, we announced the temporary idling of the No. 3 paper machine at our Androscoggin Mill, reducing annual coated paper production capacity by approximately 200,000 tons. On July 19, 2017, we announced plans to permanently shut down the No. 3 paper machine and associated equipment.
Upgrade/Restart Paper Machine at Androscoggin Mill

On February 15, 2018, Verso announced plans to upgrade the shuttered No. 3 paper machine and pulp line at its Androscoggin Mill in Jay, Maine, enabling this equipment to restart for the manufacture of packaging products, which we expect to occur during the third quarter of 2018. This project is expected to create approximately 120 full-time jobs at the Androscoggin Mill and increase annual paper production capacity by approximately 200,000 tons. The estimated total capital cost of the project is $17 million, $4 million of which will come from a Maine Technology Asset Fund 2.0 challenge grant administered by the Maine Technology Institute. Funds from the grant will be become available as certain milestones in the project are reached.
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

Financial Reporting After Emergence from Bankruptcy and Presentation of Predecessor and Successor

We were required to adopt fresh-start accounting under ASC 852, Reorganizations, upon emergence from bankruptcy on the Effective Date. Adoption of fresh-start accounting resulted in Verso becoming a new entity for financial reporting purposes and the recording of our assets and liabilities at their fair value as of the Effective Date in conformity with ASC 805, Business Combinations. The fair values of our assets and liabilities as of that date differed materially from the recorded values of our assets and liabilities as reflected in our historical consolidated financial statements. In addition, our adoption of fresh-start accounting materially affected our results of operations following the fresh-start accounting date, as we had a new basis in our assets and liabilities. We also adopted various new accounting policies in connection with our adoption of fresh-start accounting. Consequently, our financial statements on or after the Effective Date are not comparable with the financial statements prior to that date and the historical financial statements before the Effective Date are not reliable indicators of our financial condition and results of operations for any period after our adopted fresh-start accounting. References in this report to “Successor” refer to the Company on or after the Effective Date. References to “Predecessor” refer to the Company prior to the Effective Date. Operating results for the Successor and Predecessor periods are not necessarily indicative of the results to be expected for a full year. References such as the “Company,” “we,” “our” and “us” refer to Verso, whether Predecessor and/or Successor, as appropriate.

Management’s discussion and analysis of the results of operations and of liquidity compares the year ended December 31, 2017 to the year ended December 31, 2016 and the year ended December 31, 2016 to the year ended December 31, 2015. Presentation of the combined financial information of the Predecessor and Successor for the year ended December 31, 2016 is not in accordance with generally accepted accounting principles in the United States of America, or “GAAP.” However, we believe that for purposes of discussion and analysis in this annual report, the combined financial results are useful for management and investors to assess the Company’s ongoing financial and operational performance and trends.

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

We are primarily focused on serving the following end-user segments: specialty converters, general commercial print, catalogs and magazines. Coated paper demand is primarily driven by advertising and print media usage. Advertising spending and magazine and catalog circulation generally tend to correlate with gross domestic product in the United States, as they rise with a strong economy and contract with a weak economy, which impacts media spend which further impacts magazine and catalog subscriptions.

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

We reach our end-users through several distribution channels, including commercial printers, paper merchants, brokers, converters and direct sales to end-users. We sell and market our products to approximately 300 customers which comprise approximately 1,700 end-user accounts. In 2017, our largest customer, Veritiv Corporation, accounted for approximately 19% of our net sales.

Cost of Products Sold

We are subject to changes in our cost of sales caused by movements in underlying commodity prices. The principal components of our cost of sales are chemicals, wood, energy, labor and maintenance. Costs for commodities, including chemicals, wood and energy, are the most variable component of our cost of sales because their prices can fluctuate substantially, sometimes within a relatively short period of time. In addition, our aggregate commodity purchases fluctuate based on the volume of paper that we produce.

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

Energy. We produce a significant portion of our energy needs for our paper mills from sources such as waste wood, waste water, hydroelectric facilities, liquid biomass from our pulping process, and internal energy cogeneration facilities. Our external energy purchases vary across each of our mills and include fuel oil, natural gas, coal and electricity. Our overall energy expenditures are mitigated by our internal energy production capacity and ability to switch between certain energy sources. We also from time to time utilize derivative contracts as part of our risk management strategy to manage our exposure to market fluctuations in energy prices.

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

Maintenance. Maintenance expense includes day-to-day maintenance, equipment repairs and larger maintenance projects, such as paper machine shutdowns for periodic maintenance. Maintenance expenses can produce year-to-year fluctuations in our maintenance expenses. In conjunction with our periodic maintenance shutdowns, we have incidental incremental costs that are primarily comprised of unabsorbed fixed costs from lower production volumes and other incremental costs for purchased materials and energy that would otherwise be produced as part of the normal operation of our mills.

Depreciation, Amortization and Depletion.

Depreciation, amortization and depletion expense represents the periodic charge to earnings through which the cost of tangible assets, intangible assets and natural resources are recognized over the asset’s life. Capital investments can increase our asset basis and produce year-to-year fluctuations in expense.

Selling, General and Administrative Expenses

The principal components of our selling, general and administrative expenses are wages, salaries and benefits for our office personnel at our headquarters and our sales force, travel and entertainment expenses, advertising expenses, expenses relating to certain information technology systems, and research and development expenses.

Effect of Inflation

While inflationary increases on certain raw materials such as energy, wood fiber and chemicals have an impact on our operating results, sales prices and volumes are more strongly influenced by supply and demand factors in specific markets and by exchange rate fluctuations than by inflationary factors. We cannot assure you, however, that we will not be affected by general inflation in the future.

Seasonality

We are exposed to fluctuations in quarterly net sales volumes and expenses due to seasonal factors. These seasonal factors are common in the coated paper industry. Our third and fourth quarters are generally our strongest quarters for volume and revenue, reflecting an increase in printing related to end-of-year magazines, increased end-of-year direct mailings, and holiday season catalogs. Our working capital and accounts receivable generally peak in the third quarter, while inventory generally peaks in the second quarter in anticipation of the third quarter season. We expect our seasonality trends to continue for the foreseeable future.

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

Accounting standards whose application may have a significant effect on the reported results of operations and financial position, and that can require judgments by management that affect their application, include the following: Financial Accounting Standards Board, or “FASB,” Accounting Standards Codification, or “ASC,” Topic 450, Contingencies, ASC Topic 360, Property, Plant and Equipment, ASC Topic 350, Intangibles – Goodwill and Other, ASC Topic 606, Accounting for Revenue from Contracts with Customers and ASC Topic 715, Compensation – Retirement Benefits.

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

In the third quarter of 2015 (Predecessor), we announced plans to make production capacity reductions at our Androscoggin Mill and Wickliffe Mill. As a result, we recognized $58 million of accelerated depreciation which is included in Depreciation, amortization and depletion in our accompanying Consolidated Statement of Operations for the year ended December 31, 2015 (Predecessor). Given the capacity reductions, we conducted a Step 1 impairment test as of the announcement date and concluded that the undiscounted estimated future cash flows associated with the remaining long-lived assets exceeded their carrying value and no impairment was recorded.

On April 5, 2016 (Predecessor), Verso announced that it would permanently close its paper mill located in Wickliffe, Kentucky, which had been idle since November 2015. The decision to close the mill resulted in restructuring charges of $160 million for the year ended December 31, 2016. The associated Property, plant and equipment were written down to salvage value resulting in a non-cash restructuring charge of $127 million during the first quarter of 2016 (Predecessor).

In the third quarter of 2016 (Successor), management concluded that actual operating results were lower than those projected in the Plan. Such circumstance constituted a triggering event requiring management to conduct a Step 1 impairment test. Based on the results of the Step 1 impairment test, we concluded that the undiscounted estimated future cash flows associated with the remaining long-lived assets exceeded their carrying value and no impairment was recorded.

In the fourth quarter of 2016 (Successor), based on our plans to temporarily idle the No. 3 paper machine at our Androscoggin Mill, we determined a reduction in the useful life of the machine was necessary and accordingly recognized $43 million of accelerated depreciation during the fourth quarter of 2016 (Successor) and an additional $6 million of accelerated depreciation during the first quarter of 2017 (Successor), which is included in Depreciation, amortization and depletion in our Consolidated Statement of Operations. As a result of the acceleration of depreciation, no impairment charge was required to be recorded with the temporary idling of the No. 3 paper machine and associated equipment at the Androscoggin Mill (see Note 15 to our Consolidated Financial Statements included elsewhere in this report).

Intangible assets primarily consist of trademarks, customer-related intangible assets and patents obtained through business acquisitions. The Predecessor identified the following trademarks as intangible assets with an indefinite life: Influence®, Liberty® and Advocate® and assessed indefinite-lived intangible assets in accordance with ASC 350, Intangibles - Goodwill and Other, at least annually for impairment or more frequently when events occurred or circumstances changed between annual tests that would have more likely than not reduced the fair value of the reporting unit below its carrying amount.

Trademarks of the Predecessor were evaluated by comparing their fair value to their carrying values. During 2015 (Predecessor), we completed our annual impairment test of indefinite lived intangibles and determined that there was no impairment as the fair value of intangibles exceeded their carrying value at December 31, 2015.

The intangible assets of the Successor are comprised of customer relationships with a useful life of 10 years and trademarks with a five year useful life. For the period from July 15, 2016 through December 31, 2016 and during 2017 (Successor), there were no indicators requiring evaluation of impairment for these definite lived intangible assets.

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

	Predecessor		Successor
	Year Ended	January 1, 2016	July 15, 2016	Year Ended
	December 31,	Through	Through	December 31,
	2015	July 14, 2016	December 31, 2016	2017
Weighted average assumptions used to determine benefit obligations as of end of period:
Discount rate	4.17%	3.43%	3.99%	3.51%
Rate of compensation increase	N/A	N/A	N/A	N/A
Weighted average assumptions used to determine net periodic pension cost for the period:
Discount rate	3.98%	4.17%	3.43%	3.98%
Rate of compensation increase	N/A	N/A	N/A	N/A
Expected long-term return on plan assets	7.05%	6.75%	6.75%	6.50%
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
Actuarial valuations and assumptions used in the determination of future values of plan assets and liabilities are subject to management judgment and may differ significantly if different assumptions are used. The following table highlights the sensitivity of our pension obligations and 2018 net periodic pension (income) expense to changes in these assumptions, assuming all other assumptions remain constant.

	Impact on 2018 Net Periodic	Impact on Pension
Change in Assumption	Pension (Income) Expense	Benefit Obligation
0.25 percentage point decrease in discount rate	Decrease $3 million	Increase $55 million
0.25 percentage point increase in discount rate	Decrease $3 million	Decrease $54 million
0.25 percentage point decrease in expected rate of return on assets	Increase $3 million
0.25 percentage point increase in expected rate of return on assets	Decrease $3 million

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

Fresh Start Accounting. Upon the our emergence from the Chapter 11 Cases, we adopted fresh start accounting in accordance with the provisions of ASC 852, Reorganizations, which resulted in us becoming a new entity for financial reporting purposes. Upon adoption of fresh start accounting, our assets and liabilities were recorded at their fair values as of the Effective Date. The Effective Date fair values of our assets and liabilities differed materially from the recorded values of our assets and liabilities as reflected in our historical consolidated balance sheet. The effects of the Plan and the application of fresh start accounting were reflected in our consolidated financial statements as of July 14, 2016 and the related adjustments thereto were recorded in our Consolidated Statement of Operations as reorganization items for the period January 1, to July 14, 2016 (Predecessor).
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

Financial Overview

In 2017, net sales decreased $180 million, or 7% compared to 2016, which was primarily driven by a 6% decrease in total sales volume and a 1% reduction in average price per ton. The decreases in volume and pricing were driven by general softening of demand for coated papers and our capacity reductions at our Androscoggin Mill. In 2016, net sales decreased $481 million, or 15% as total sales volume decreased 14% and price per ton decreased 2% compared to 2015. The decreases in volume and pricing were driven by general softening of demand for coated papers, our capacity reductions at our Androscoggin Mill and the closure of the Wickliffe Mill. Our gross margin, excluding depreciation, amortization and depletion expenses, was 9% in 2017 compared to 11% in 2016, attributable primarily to a 6% decrease in sales volume in 2017.

In 2017, we reported a net loss of $30 million or $0.87 per diluted share and an operating loss of $7 million. During the period from January 1, 2016 through July 14, 2016 (Predecessor), we reported net income of $1,178 million or $14.39 per diluted share and an operating loss of $121 million. During the period from July 15, 2016 to December 31, 2016 (Successor), we reported a net loss of $32 million or $0.93 per diluted share and an operating loss of $35 million. Impacting the results for 2016 were the Chapter 11 Cases along with several restructuring events. In 2015, we reported a net loss of $422 million or $5.19 per diluted share and an operating loss of $155 million. Impacting the results for 2015 were the significant restructuring costs associated with the closure of our Bucksport Mill and costs incurred in connection with the NewPage acquisition.

Results of Operations

The following tables set forth the historical results of operations of Verso for the periods indicated below. The following discussion of our financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements and the related notes thereto included elsewhere in this annual report.

	Predecessor		Successor
	Year Ended	January 1, 2016	July 15, 2016	Year Ended
	December 31,	Through	Through	December 31,	12 Month
(Dollars in millions)	2015	July 14, 2016	December 31, 2016	2017	$ Change
Net sales	$3,122	$1,417	$1,224	$2,461	$(180)
Costs and expenses:
Cost of products sold (exclusive of depreciation, amortization and depletion)	2,727	1,249	1,098	2,237	(110)
Depreciation, amortization and depletion	308	100	93	115	(78)
Selling, general and administrative expenses	187	95	49	106	(38)
Restructuring charges	54	151	11	9	(153)
Other operating (income) expense	1	(57)	8	1	50
Operating income (loss)	(155)	(121)	(35)	(7)	149
Interest expense	270	39	17	38	(18)
Other (income) expense	—	—	—	(7)	(7)
Income (loss) before reorganization items, net	(425)	(160)	(52)	(38)	174
Reorganization items, net	—	(1,338)	—	—	1,338
Income (loss) before income taxes	(425)	1,178	(52)	(38)	(1,164)
Income tax benefit	(3)	—	(20)	(8)	12
Net income (loss)	$(422)	$1,178	$(32)	$(30)	(1,176)

2017 Compared to 2016

Net Sales. Net sales for the year ended December 31, 2017 decreased by $180 million or 7% compared to the prior year. This decrease was attributable to a 6% decrease in total sales volume, from 3,149 thousand tons in 2016 to 2,959 thousand tons in 2017, and a 1% reduction in average price/mix from $839 per ton in 2016 to $832 per ton in 2017. The decrease in sales volume resulted in a $159 million decrease in revenue, while the reduced pricing, partially offset by improvement in product mix, resulted in an additional $21 million decrease in revenue. The decrease in volume and pricing were driven by general softening of demand for coated papers and our capacity reductions at our Androscoggin Mill.

Cost of sales. Cost of products sold, excluding depreciation, amortization and depletion expenses, decreased $110 million or 5% in the year ended December 31, 2017 compared to the prior year. Our gross margin, excluding depreciation, amortization and depletion expenses, was 9.1% for the year ended December 31, 2017 compared to 11.1% for the year ended December 31, 2016 reflecting an incremental decrease of $70 million in gross margin. Gross margin was negatively impacted by lower sales volume, lower sales prices, inflation in chemicals and energy costs and inventory reduction initiatives, partially offset by lower wood costs, reductions in manufacturing overhead costs and inventory fair value adjustments associated with fresh-start accounting in 2016.

Depreciation, amortization and depletion. Depreciation, amortization and depletion expenses decreased $78 million or 40% from the prior year. The reduction in Depreciation, amortization and depletion is attributable to the capacity reductions at our Androscoggin Mill, the closure of the Wickliffe Mill and the reduction in the carrying value of our Property, plant and equipment, net as a result of the adoption of fresh-start accounting.

Selling, general and administrative expenses. Selling, general and administrative expenses for the year ended December 31, 2017 decreased $38 million or 26% compared to the prior year primarily attributable to cost reduction initiatives implemented across the Company and a change in accounting policy adopted in connection with fresh-start accounting related to certain centralized manufacturing overhead costs of $15 million previously presented in Selling, general and administrative expenses of the Predecessor that are now presented in Cost of products sold of the Successor. In addition, Selling, general and administrative expenses for the year ended December 31, 2016 included $6 million in costs incurred in connection with pre-reorganization advisory and legal services related to planning for the Chapter 11 Cases. As a percentage of sales, Selling, general and administrative expense was 4% for the year ended December 31, 2017 and 5% for the year ended December 31, 2016.

Restructuring charges. Restructuring charges for the year ended December 31, 2017 decreased $153 million from the prior year. Restructuring charges for the year ended December 31, 2017 are primarily associated with the announced closure and relocation of the Memphis office headquarters and closure of the Wickliffe Mill. Restructuring charges for the year ended December 31, 2016 consisted primarily of non-cash fixed asset write-down charges of $127 million and $15 million of severance and benefit costs related primarily to the production capacity reductions and permanent closure of our Wickliffe Mill.

Other operating (income) expense. Other operating income for the year ended December 31, 2017 decreased $50 million, primarily attributable to the sale of hydroelectric facilities in January 2016, partially offset by costs incurred for professional fees paid for legal, consulting and other bankruptcy related costs and services.

Interest expense. Interest expense for the year ended December 31, 2017 decreased $18 million or 32% compared to the prior year. For the year ended December 31, 2016, we ceased recording interest expense as of the Petition Date on outstanding pre-petition debt classified as Liabilities subject to compromise, or “LSTC.” Such interest on pre-petition debt was stayed by the Bankruptcy Court effective on the Petition Date. During the pendency of the bankruptcy, the Predecessor incurred interest expense on the DIP Facilities. For periods subsequent to the Effective Date, the Successor incurred interest expense on the outstanding balance of the Credit Facilities.

Other (income) expense. Other income of $7 million for the year ended December 31, 2017 was related to the extinguishment of our obligation in December 2017 in connection with the unwind of a New Market Tax Credit transaction (see Note 17 to our Consolidated Financial Statements included elsewhere in this report).

Reorganization items, net. Reorganization items, net, which represent expenses and income associated with the Chapter 11 Cases, resulted in a net gain of $1,338 million for the period from January 1, 2016 through July 14, 2016 (Predecessor). This amount was driven primarily by a gain on settlement of LSTC and the DIP Facilities of $1,992 million offset by a loss of $651 million due to the revaluation of our assets and liabilities as part of the application of fresh-start accounting as of the Effective Date. Additionally we recognized a gain of $81 million associated with the write-off of unamortized deferred financing costs related to pre-petition debt. We also incurred $52 million of professional fees paid for legal, consulting and other bankruptcy-related costs and services.

Income Tax Benefit. Income tax benefit decreased $12 million compared to the prior year. In 2017, Verso allocated $2 million of tax expense to other comprehensive income and recognized a $2 million tax benefit in continuing operations. Also, on December 22, 2017, the federal government enacted new tax reform legislation. The provisions of the U.S. Tax Cuts and Jobs Act of 2017, or the “Tax Act,” included a reduction in the corporate income tax rate from 35% to 21%, as well as a repeal of the alternative minimum tax and provisions allowing for the refund of any minimum tax credit carryovers. Verso recognized a tax benefit of $6 million in 2017 related to the recognition of a minimum tax credit carryover receivable. We expect to receive this refund over time starting in 2019 through 2022. In 2016, Verso allocated $20 million of tax expense to other comprehensive income and recognized a $20 million tax benefit in continuing operations.

Based on our initial assessment of the Tax Act, we believe that the most significant impact on our financial statements is the refund of a minimum tax credit carryover. Quantifying all of the impacts of the Tax Act however requires significant judgment by our management, including the inherent complexities involved in determining the timing of reversals of our deferred tax assets and liabilities. Accordingly, we will continue to analyze the impacts of the Tax Act and, if necessary, record any further impacts in future periods.

2016 Compared to 2015

Net Sales. Net sales for the year ended December 31, 2016 decreased by $481 million or 15% compared to the prior year. This decrease was attributable to a 14% decrease in total sales volume, from 3.6 million tons in 2015 to 3.1 million tons in 2016, and a 2% reduction in average price per ton from $856 per ton in 2015 to $839 per ton in 2016. The decrease in sales volume resulted in a $395 million decrease in revenue, while the reduced pricing resulted in an additional $86 million decrease in revenue. The decrease in volume and pricing were driven by general softening of demand for coated papers, our capacity reductions at our Androscoggin Mill and the closure of the Wickliffe Mill.

Cost of sales. Cost of products sold, excluding depreciation, amortization and depletion expenses, decreased $380 million or 14% in the year ended December 31, 2016 compared to the prior year. Our gross margin, excluding depreciation, amortization and depletion expenses, was 11.1% for the year ended December 31, 2016 compared to 12.7% for the year ended December 31, 2015, reflecting an incremental decrease of $101 million in gross margin. Gross margin was negatively impacted by the decrease in sales volume and inventory fair value adjustments associated with fresh-start accounting of $41 million, as well as by the effects of two accounting policy changes adopted in conjunction with fresh-start reporting.

Depreciation, amortization and depletion. Depreciation, amortization and depletion expenses decreased $115 million or 37% from the prior year primarily attributable to the reduction in the fair value of our Property, plant and equipment, net as a result of the adoption of fresh-start accounting.

Selling, general and administrative expenses. Selling, general and administrative expenses for the year ended December 31, 2016 decreased $43 million or 23% compared to the prior period attributable to a change in accounting policy adopted in connection with fresh-start accounting. As described in Cost of products sold above, $11 million of certain centralized costs related to manufacturing overhead previously recorded to Selling, general and administrative expenses of the Predecessor are now recorded to Cost of products sold of the Successor. This decrease in Selling, general and administrative expenses for the year ended December 31, 2016 is partially offset by a $3 million increase related to the recognition of previously unrecognized stock compensation costs as all outstanding stock compensation of the Predecessor were cancelled upon emergence from the Chapter 11 Cases. As a percentage of sales, Selling, general and administrative expense was 5% for the year ended December 31, 2016 and 6% for the year ended December 31, 2015, respectively.

Restructuring charges. Restructuring charges for the year ended December 31, 2016 increased $108 million from the prior year. Restructuring charges for the year ended December 31, 2016 were primarily attributable to non-cash fixed asset write-down charges of $127 million and $15 million of severance and benefit costs related primarily to the production capacity reductions and permanent closure of our Wickliffe Mill. Restructuring charges for the year ended December 31, 2015, consisted primarily of $16 million of severance and benefit costs related primarily to the production capacity reductions at our Androscoggin and Wickliffe mills, $16 million of severance and benefit costs related to efforts to integrate the legacy Verso and NewPage operations and $12 million of expenses related to the sale of the Bucksport Mill.

Other operating (income) expense. Other operating income for the year ended December 31, 2016 increased $50 million primarily attributable to the sale of hydroelectric facilities in January 2016, partially offset by the on-going costs incurred for professional fees paid for legal, consulting and other bankruptcy related costs and service. There were no similar income, costs or charges during the year ended December 31, 2015.

Interest expense. Interest expense for the year ended December 31, 2016 decreased $214 million or 79% compared to the prior year primarily due to the fact that we ceased recording interest expense as of January 26, 2016 on outstanding pre-petition debt classified as LSTC.

Reorganization items, net. Reorganization items, net, which represent expenses and income associated with the Chapter 11 Cases, resulted in a net gain of $1,338 million for the period from January 1, 2016 through July 14, 2016 (Predecessor). This amount was driven primarily by a gain on settlement of LSTC and the DIP Facilities of $1,992 million offset by a loss of $651 million due to the revaluation of our assets and liabilities as part of the application of fresh-start accounting as of the Effective Date. Additionally we recognized a gain of $81 million associated with the write-off of unamortized deferred financing costs related to pre-petition debt. We also incurred $52 million of professional fees paid for legal, consulting and other bankruptcy-related costs and services.

Income Tax Benefit. Income tax benefit increased $17 million compared to the prior year. In 2016, Verso allocated $20 million of tax expense to other comprehensive income and recognized a $20 million tax benefit in continuing operations.

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

Because EBITDA and Adjusted EBITDA are not measurements determined in accordance with GAAP and are susceptible to varying calculations, EBITDA and Adjusted EBITDA, as presented, may not be comparable to similarly titled measures of other companies. You should consider our EBITDA and Adjusted EBITDA in addition to, and not as a substitute for, or superior to, our operating net income (loss) or cash flows from operating activities, which are determined in accordance with GAAP.

The following table reconciles net income (loss) to EBITDA and Adjusted EBITDA for the periods presented:

	Predecessor		Successor
	Year	January 1, 2016	July 15, 2016	Year
	Ended	Through	Through	Ended
	December 31,	July 14,	December 31,	December 31,
(Dollars in millions)	2015	2016	2016	2017
Net income (loss)	$(422)	$1,178	$(32)	$(30)
Income tax benefit	(3)	—	(20)	(8)
Interest expense	270	39	17	38
Depreciation, amortization and depletion	308	100	93	115
EBITDA	$153	$1,317	$58	$115
Adjustments to EBITDA:
Reorganization items, net (1)	—	(1,338)	—	—
Restructuring charges (2)	59	151	11	9
Fresh-start accounting adjustments (3)	—	3	46	—
(Gain) loss on disposal of assets (4)	6	(57)	2	3
Pre- and post-reorganization costs (5)	10	6	8	1
NewPage acquisition and integration-related costs/charges (6)	36	—	—	—
Other severance costs (7)	2	2	3	6
Strategic initiatives costs (8)	—	—	—	3
Extinguishment of NMTC obligation (9)	—	—	—	(7)
Other items, net (10)	3	11	5	4
Adjusted EBITDA	$269	$95	$133	$134
(1)     Net gains associated with the Chapter 11 Cases.

(2)
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

(3)	Non-cash charges related to the one-time impacts of adopting fresh-start accounting.

(4)	Realized (gains) and losses on the disposal of assets, which are primarily attributable to the sale of hydroelectric facilities in January 2016.

(5)	Costs incurred in connection with advisory and legal services related to planning for and emerging from the Chapter 11 Cases.

(6)	Professional fees and other charges and integration costs incurred in connection with the NewPage acquisition, including one-time impacts of purchase accounting.

(7)	Severance and related benefit costs not associated with restructuring activities.

(8)	Professional fees and other charges associated with strategic alternatives initiatives.

(9)
Extinguishment of obligation in December 2017 in connection with the unwind of a New Market Tax Credit (NMTC) transaction entered in 2010. See Note 17 to our Consolidated Financial Statements included elsewhere in this report.

(10)
For 2015, non-cash equity award expense, unrealized losses (gains) on energy-related derivative contracts, and miscellaneous other non-recurring adjustments. For 2016, costs associated with the indefinite idling of the Wickliffe Mill, non-cash equity award expense, unrealized losses (gains) on energy-related derivative contracts, and miscellaneous other non-recurring adjustments. For 2017, costs incurred in connection with the re-engineering of information systems, non-cash equity award expense, costs associated with the temporary idling of the No. 3 paper machine at the Androscoggin Mill, and miscellaneous other non-recurring adjustments.

Liquidity and Capital Resources

As noted above, we emerged from bankruptcy on July 15, 2016. Upon our emergence, we entered into a $375 million ABL Facility and a $220 million Term Loan Facility. We borrowed $340 million under the Credit Facilities on July 15, 2016, with available loan proceeds of approximately $318 million, consisting of $120 million of borrowings under the ABL Facility and $198 million ($220 million net of original issue discount) of borrowings under the Term Loan Facility. On July 15, 2016, we paid in full amounts outstanding under our DIP Facilities with proceeds from the Credit Facilities. As of December 31, 2017 (Successor), the outstanding balance of the ABL Facility was $65 million, with $40 million issued in letters of credit and $209 million available for future borrowings. Since our emergence from bankruptcy, our primary sources of liquidity have been cash from operations and our ABL Facility.
During the year ended December 31, 2017 (Successor), we elected to make voluntary principal prepayments totaling $40 million on the Term Loan Facility, from available liquidity including amounts under our ABL Facility, and applied these payments against the final maturity amount due in October 2021.

Our cash flows from operating, investing and financing activities, as reflected in the accompanying Consolidated Statements of Cash Flows, are summarized in the following table.

	Predecessor		Successor
	Year Ended	January 1, 2016	July 15, 2016	Year Ended
	December 31,	Through	Through	December 31,
(Dollars in millions)	2015	July 14, 2016	December 31, 2016	2017
Net cash provided by (used in):
Operating activities	$(266)	$25	$17	$153
Investing activities	111	29	(38)	(39)
Financing activities	153	(11)	(20)	(113)
Net change in cash and cash equivalents	$(2)	$43	$(41)	$1

Operating activities. In 2017 (Successor), our net cash provided by operating activities of $153 million reflects a net loss of $30 million, pension plan contributions of $32 million, deferred taxes of $8 million offset by noncash depreciation, amortization and depletion of $124 million and cash provided by changes in working capital of $99 million.
For the period from July 15, 2016 through December 31, 2016 (Successor), our net cash provided by operating activities of $17 million reflects a net loss of $32 million, adjusted noncash postretirement gain of $25 million and deferred taxes of $20 million, offset by noncash depreciation, amortization and depletion of $96 million and cash provided by changes in working capital of $19 million. For the period from January 1, 2016 through July 14, 2016 (Predecessor), Verso’s net cash provided by operating activities of $25 million was driven by net income of $1,178 million, net cash provided by working capital of $34 million, non-cash depreciation, amortization and depletion, gain on sale of assets and non-cash restructuring charges of $180 million, and the adjustment for debtor-in-possession financing costs of $22 million, offset by noncash reorganization items of $1,390 million.
In 2015 (Predecessor), Verso’s net cash used in operating activities of $266 million reflected a net loss of $422 million partially offset for noncash depreciation, amortization and depletion and asset impairment charges totaling $330 million, noncash restructuring charges of $7 million and a decrease in cash used by changes in working capital of $108 million.
Investing activities. In 2017 (Successor), Verso’s net cash used in investing activities of $39 million consisted primarily of $40 million for capital expenditures.
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
In 2015 (Predecessor), Verso’s net cash provided by investing activities of $111 million reflected cash acquired in the NewPage acquisition of $128 million as well as proceeds from sale of assets of $51 million including the sale of the Bucksport Mill, partially offset by capital expenditures of $64 million.
Financing activities. In 2017 (Successor), Verso’s net cash used in financing activities of $113 million consisted primarily of $65 million in payments on the Term Loan Facility, which includes $7 million in excess cash flow payments, and net payments of $47 million on our ABL Facility.

In the period from July 15 to December 31, 2016 (Successor), net cash used in financing activities of $20 million consisted primarily of net payments of $8 million on the ABL Facility and $9 million on the Term Loan Facility. In the period from January 1 to July 14, 2016 (Predecessor), net cash used in financing activities of $11 million consisted primarily of net payments on pre-petition revolving credit facilities of $299 million, $30 million of debt issuance costs, partially offset by proceeds from the ABL Facility of $120 million and proceeds net of original issue discount of the Term Loan Facility of $198 million.

During the year ended December 31, 2015, net cash provided by financing activities were $153 million and resulted primarily from net borrowings on our pre-petition revolving credit facilities.

Credit Facilities. On the Effective Date, pursuant to the terms of Plan, VPH entered into a $375 million ABL Facility and an Term Loan Facility that provides for term loan commitments of $220 million with loan proceeds of $198 million after the deduction of the original issue discount of $22 million. After the Internal Reorganization, Verso Paper became the borrower under the Credit Facilities.

VPH borrowed $340 million under the Credit Facilities on the Effective Date, with available loan proceeds of $318 million, consisting of (i) the borrowing of $120 million under the ABL Facility and (ii) the net borrowing of $198 million ($220 million par value less $22 million of original issue discount) under the Term Loan Facility. The proceeds of the borrowings on the Effective Date under the Credit Facilities were used (i) to repay outstanding indebtedness under the debtor-in-possession financing credit agreements, (ii) to pay outstanding allowed administrative expenses and allowed claims in accordance with the Plan and (iii) to pay fees, costs and expenses related to and contemplated by the Credit Facilities and emergence by Verso and its subsidiaries from bankruptcy.

The ABL Facility will mature on July 14, 2021. The outstanding borrowings under the ABL Facility bear interest at a per annum rate equal to, at the option of Verso Paper, either (i) a customary London interbank offered rate, or “LIBOR,” plus an applicable margin ranging from 1.25% to 2.00% or (ii) a customary base rate plus an applicable margin ranging from 0.25% to 1.00%, determined based upon the average excess availability under the ABL Facility. Verso Paper is also required to pay a commitment fee for the unused portion of the ABL Facility, which ranges from 0.25% to 0.375% per annum, based upon the average revolver usage under the ABL Facility. Verso Paper has the right to prepay loans under the ABL Facility at any time without a prepayment penalty, other than customary “breakage” costs with respect to eurocurrency loans. As of December 31, 2017 (Successor), the outstanding balance of the ABL Facility was $65 million, with $40 million issued in letters of credit, and $209 million available for future borrowings.

The Term Loan Facility will mature on October 14, 2021. The outstanding borrowings under the Term Loan Facility bear interest at a rate equal to, at the option of Verso Paper, either (i) LIBOR (subject to a floor of 1%) plus 11% or (ii) a customary base rate plus 10%. With respect to LIBOR denominated loans under the Credit Facilities, Verso Paper may elect an interest period of one, two, three or six months or such other period subject to the terms of the Credit Facilities. The term loans provided under the Term Loan Facility are subject to quarterly principal amortization payments in an amount equal to the greater of (a) 2.00% of the initial principal amount of the term loans or (b) the excess cash flow in respect of such quarter as further described under the Term Loan Facility; however, if the liquidity, as defined in the Term Loan Facility, of Verso Paper is less than $75 million at any time during the 90-day period following the due date of such quarterly amortization payment or excess cash flow payment date, then the portion of such amortization amount that results in such liquidity being less than $75 million will not be payable by Verso Paper, as further described in the Term Loan Facility.
Per the described quarterly principal amortization, installments due are $4 million (subject to increase depending on excess cash flow) for each quarter ending in 2016 through 2021 with the remaining balance due on October 14, 2021. As a result of the excess cash flow requirement, we are obligated to fund an additional principal payment of $43 million in the first quarter of 2018, which is reflected in Current maturities of long-term debt on our Consolidated Balance Sheet as of December 31, 2017 (Successor). As of December 31, 2016, as a result of an excess cash flow requirement, we were obligated to fund an additional principal payment of $10 million in the first quarter of 2017, which is reflected in Current maturities of long-term debt on our Consolidated Balance Sheet as of December 31, 2016 (Successor). As of March 31, 2017, $7 million of the excess cash flow requirement calculated as of December 31, 2016 was required to be paid, which is reflected in our Consolidated Statement of Cash Flows for the year ended December 31, 2017 (Successor). Any voluntary prepayment by Verso Paper of the term loans under the Term Loan Facility will be subject to customary “breakage” costs with respect to eurocurrency loans and a 2% prepayment premium until July 14, 2018, and a 1% prepayment premium after July 15, 2018, but before July 14, 2020, and thereafter no prepayment premium will apply to any voluntary prepayment of term loans. Such prepayment premium may also apply to certain repricing amendments of the Term Loan Facility as further described therein.

All obligations under the Credit Facilities are unconditionally guaranteed by Verso Holdings, and certain of the subsidiaries of Verso Paper and are secured by liens on certain assets of Verso Holdings and liens on substantially all of the assets of Verso Paper and the other guarantor subsidiaries. The security interest with respect to the ABL Facility consists of a first-priority lien on the current assets of Verso Paper and the guarantor subsidiaries, including accounts receivables, inventory, deposit accounts, securities accounts and commodities accounts, and a second-priority lien on all other collateral. The security interest with respect to the Term Loan Facility, consists of a first-priority lien on all other collateral and second-priority lien on collateral securing the ABL Facility.
The Credit Facilities contain financial covenants requiring us, among other things, to maintain a minimum fixed charge coverage ratio in certain circumstances and a maximum total net leverage ratio. The Credit Facilities also contain restrictions, among other things and subject to certain exceptions, on our ability to incur debt or liens, pay dividends, repurchase equity interest, prepay indebtedness, sell or dispose of assets and make investments in or merge with another company.

If Verso Paper were to violate any of the covenants under the ABL Facility or the Term Loan Facility and were unable to obtain a waiver, it would be considered a default after the expiration of any applicable grace period. If Verso Paper were in default under any either Credit Facility, then the lenders thereunder may exercise remedies under such Credit Facility in accordance with the terms thereof. In addition, if Verso Paper were in default under the ABL Facility, no additional borrowings under the ABL Facility would be available until the default was waived or cured. The Credit Facilities provide for customary events of default, including a cross-event of default provision in respect of any other existing debt instrument having an aggregate principal amount that exceeds $25 million.
As of December 31, 2017 (Successor), we were in compliance with the covenants in our Credit Facilities.

We believe our current cash, cash equivalents and cash generated from operations as well as our Credit Facilities will be sufficient to meet our working capital, debt and capital expenditure needs for at least the next twelve months. Our ability to sustain our working capital position is subject to a number of risks that we discuss in “Part I, Item 1A, Risk Factors,” included elsewhere in this report.

Upgrade/Restart Paper Machine at Androscoggin Mill. The estimated total capital cost for the announced upgrade of the shuttered No. 3 paper machine and pulp line at our Androscoggin Mill, which we expect to occur during the third quarter of 2018, is $17 million, of which $4 million will come from a Maine Technology Asset Fund 2.0 challenge grant administered by the Maine Technology Institute. We expect to fund these capital costs from cash generated from operations as well as our Credit Facilities. Funds from the grant will be become available as certain milestones in the project are reached.

Outlook

During 2017, we continued our focus on cash flow, reducing our debt, managing our inventory and working with suppliers on improving terms in response to our challenging environment. Our efforts led to $40 million in voluntary prepayments on our Term Loan Facility during the second half of 2017. In addition, we were able to reduce our outstanding letters of credit by an additional $17 million during the second half of 2017. As a result of the excess cash flow requirement, we are obligated to fund an additional principal payment of $43 million in the first quarter of 2018.

We believe our focus on cash flow management and debt reduction will continue to position us for improved financial results. Furthermore, as previously announced, our board of directors formed a Strategic Alternatives Committee in September 2017 in an effort to identify and evaluate potential strategic transaction alternatives. With the assistance of Houlihan Lokey Capital, Inc., our financial advisor, the Strategic Alternatives Committee continues to evaluate a range of potential strategic opportunities, including the possible sale or merger of our entire company or the possible sale of some of our mills. While our industry continues to be challenged from a demand standpoint, several competitor closures have been announced and we have begun to realize previously announced price increases. On February 15, 2018, we announced plans to upgrade the shuttered No. 3 paper machine and pulp line at our Androscoggin Mill in Jay, Maine, enabling this equipment to restart in the third quarter of 2018 for the manufacture of packaging products. This project will increase annual paper production capacity by approximately 200,000 tons.

Off-Balance Sheet Arrangements

None.

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

We are primarily focused on serving the following end-user segments: specialty converters, general commercial print, catalogs and magazines. Coated paper demand is primarily driven by advertising and print media usage. Advertising spending and magazine and catalog circulation tend to correlate with gross domestic product, or “GDP,” in the United States, as they rise with a strong economy and contract with a weak economy, which impacts media spend which further impacts magazine and catalog subscriptions.

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

We reach our end-users through several channels, including printers, brokers, paper merchants and direct sales to end-users. We sell and market our products to approximately 300 customers. During 2017, our largest customer, Veritiv Corporation, accounted for approximately 19% of our total net sales.

Interest Rates

Since December 31, 2015, we and substantially all of our direct and indirect subsidiaries filed voluntary petitions for relief under the Bankruptcy Code in the Bankruptcy Court. In connection with our Chapter 11 Cases, we entered into the DIP Facilities, which accrued interest at variable rates. Upon the Effective Date, we entered into the Credit Facilities. Borrowings under the Credit Facilities accrue interest at variable rates.

Our ABL Facility and Term Loan Facility each bear interest at variable rates based on LIBOR or a customary base rate, in each case plus an applicable margin. Our Term Loan Facility had a LIBOR floor of 1%. Assuming the principal amount outstanding under the ABL Facility remains unchanged as of December 31, 2017, and the Term Loan Facility interest remains at or above the LIBOR floor, a 100 basis point increase in quoted interest rates on our outstanding floating-rate debt as of December 31, 2017, would cause an estimated increase in interest expense of approximately $2 million per year. While we may enter into agreements limiting our exposure to higher interest rates, any such agreements may not offer complete protection from this risk.

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

Wood Fiber. We source our wood fiber from a broad group of timberland and sawmill owners located in the regions around our mills. Our costs to purchase wood are affected directly by market costs of wood in our regional markets and indirectly by the effect of higher fuel costs on logging and transportation of timber to our facilities. While we have fiber supply agreements in place that ensure a substantial portion of our wood requirements, purchases under these agreements are typically at market rates.

Chemicals. Chemicals utilized in the manufacturing of coated papers include latex, clay, starch, calcium carbonate, caustic soda, sodium chlorate and titanium dioxide. We purchase these chemicals from a variety of suppliers and are not dependent on any single supplier to satisfy our chemical needs. Occasionally imbalances in supply and demand create volatility in prices for certain chemicals.

Energy. In 2017, we produced a significant portion of our energy needs for our paper mills from sources such as waste wood, hydroelectric facilities, liquid biomass from our pulping process and internal energy cogeneration facilities. Our external energy purchases vary across each of our mills and include fuel oil, natural gas, coal and electricity. Our overall energy expenditures are mitigated by our internal energy production capacity and ability to switch between certain energy sources. We also consider the use of derivative contracts as part of our risk management strategy to manage our exposure to market fluctuations in energy prices.

Item 8. Financial Statements and Supplementary Data

Verso Corporation
Consolidated Financial Statements

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of Verso Corporation‘s internal control over financial reporting as of December 31, 2017, based upon the guidelines established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Verso Corporation‘s internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America.

Based on the results of our evaluation, our management concluded that Verso Corporation‘s internal control over financial reporting was effective as of December 31, 2017. We reviewed the results of management’s assessment with our Audit Committee.

The effectiveness of Verso Corporation‘s internal control over financial reporting as of December 31, 2017, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their attestation report which appears below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Verso Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Verso Corporation and subsidiaries (the "Company") as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows, for the year ended December 31, 2017, the period July 15, 2016 through December 31, 2016 (Successor Period Operations), the period January 1, 2016 through July 14, 2016 and the year ended December 31, 2015 (Predecessor Period Operations) and related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for the year ended December 31, 2017, the period July 15, 2016 through December 31, 2016 (Successor Period Operations), the period January 1, 2016 through July 14, 2016 and the year ended December 31, 2015 (Predecessor Period Operations), in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 8, 2018, expressed an unqualified opinion on the Company's internal control over financial reporting.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ DELOITTE & TOUCHE LLP

Dayton, Ohio
March 8, 2018

We have served as the Company's auditor since 2006.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Verso Corporation
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Verso Corporation and subsidiaries (the “Company”) as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2017, of the Company and our report dated March 8, 2018, expressed an unqualified opinion on those financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ DELOITTE & TOUCHE LLP

Dayton, Ohio
March 8, 2018

VERSO CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
(Dollars in millions)	2016	2017
ASSETS
Current assets:
Cash and cash equivalents	$6	$7
Accounts receivable, net	194	208
Inventories	445	385
Prepaid expenses and other assets	20	14
Total current assets	665	614
Property, plant and equipment, net	1,132	1,062
Intangibles and other assets, net	58	56
Total assets	$1,855	$1,732
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$105	$176
Accrued liabilities	148	129
Current maturities of long-term debt	28	60
Total current liabilities	281	365
Long-term debt	265	130
Pension benefit obligation	491	457
Other liabilities	48	34
Total liabilities	1,085	986
Commitments and contingencies (Note 18)
Equity:
Preferred stock -- par value $0.01 (50,000,000 shares authorized, no shares issued)	—	—
Common stock -- par value $0.01 (210,000,000 Class A shares authorized with 33,366,784 shares issued and outstanding on December 31, 2016 and 34,173,571 shares issued and 34,164,434 outstanding on December 31, 2017; 40,000,000 Class B shares authorized with 1,023,859 shares issued and outstanding on December 31, 2016 and 291,039 shares issued and outstanding on December 31, 2017)	—	—
Treasury stock -- at cost (no shares on December 31, 2016 and 9,137 shares on December 31, 2017)	—	—
Paid-in-capital (including Warrants of $10 million)	675	676
Retained deficit	(32)	(62)
Accumulated other comprehensive income	127	132
Total equity	770	746
Total liabilities and equity	$1,855	$1,732

See Notes to Consolidated Financial Statements.

VERSO CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Predecessor		Successor
	Year Ended	January 1, 2016	July 15, 2016	Year Ended
	December 31,	Through	Through	December 31,
(Dollars in millions, except per share amounts)	2015	July 14, 2016	December 31, 2016	2017
Net sales	$3,122	$1,417	$1,224	$2,461
Costs and expenses:
Cost of products sold (exclusive of depreciation, amortization and depletion)	2,727	1,249	1,098	2,237
Depreciation, amortization and depletion	308	100	93	115
Selling, general and administrative expenses	187	95	49	106
Restructuring charges	54	151	11	9
Other operating (income) expense	1	(57)	8	1
Operating income (loss)	(155)	(121)	(35)	(7)
Interest expense	270	39	17	38
Other (income) expense	—	—	—	(7)
Income (loss) before reorganization items, net	(425)	(160)	(52)	(38)
Reorganization items, net	—	(1,338)	—	—
Income (loss) before income taxes	(425)	1,178	(52)	(38)
Income tax benefit	(3)	—	(20)	(8)
Net income (loss)	$(422)	$1,178	$(32)	$(30)
Income (loss) per common share:
Basic	$(5.19)	$14.39	$(0.93)	$(0.87)
Diluted	(5.19)	14.39	(0.93)	(0.87)
Weighted average common shares outstanding (in thousands):
Basic	81,295	81,847	34,391	34,432
Diluted	81,295	81,847	34,391	34,432

See Notes to Consolidated Financial Statements.

VERSO CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Predecessor		Successor
	Year Ended	January 1, 2016	July 15, 2016	Year Ended
	December 31,	Through	Through	December 31,
(Dollars in millions)	2015	July 14, 2016	December 31, 2016	2017
Net income (loss)	$(422)	$1,178	$(32)	$(30)
Other comprehensive income (loss), net of tax:
Defined benefit pension/other postretirement plans:
Pension/other postretirement liability adjustment, net	(78)	—	127	5
Amortization of net actuarial loss and prior service cost	3	1	—	—
Other comprehensive income (loss), net of tax	(75)	1	127	5
Comprehensive income (loss)	$(497)	$1,179	$95	$(25)

See Notes to Consolidated Financial Statements.

VERSO CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock (Predecessor)		Class A (Successor)		Class B (Successor)
(Dollars in millions, shares in thousands)	Common Shares	Common Stock	Common Shares	Common Stock	Common Shares	Common Stock	Treasury Shares	Treasury Stock	Paid-in- Capital	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity (Deficit)
Balance - December 31, 2014 - Predecessor	53,435	$1					(98)	$—	$222	$(980)	$(27)	$(784)
Net income (loss)	—	—					—	—	—	(422)	—	(422)
Other comprehensive income (loss), net	—	—					—	—	—	—	(75)	(75)
Treasury shares acquired	—	—					(143)	(1)	—	—	—	(1)
Stock option expense	14	—					—	—	—	—	—	—
Common stock issued for restricted stock, net	357	—					—	—	—	—	—	—
Stock issued for NewPage acquisition	13,607	—					—	—	46	—	—	46
Stock issued for convertible warrants	14,702	—					—	—	50	—	—	50
Equity award expense	—	—					—	—	3	—	—	3
Balance - December 31, 2015 - Predecessor	82,115	1					(241)	(1)	321	(1,402)	(102)	(1,183)
Net income (loss) for the period January 1, 2016 to July 14, 2016	—	—					—	—	—	1,178	—	1,178
Other comprehensive income (loss), net	—	—					—	—	—	—	1	1
Treasury shares acquired	—	—					(52)	—	—	—	—	—
Equity award expense	—	—					—	—	4	—	—	4
Cancellation of Predecessor common stock	(82,115)	(1)					293	1	—	—	—	—
Elimination of Predecessor additional paid-in-capital, accumulated deficit and accumulated other comprehensive loss	—	—					—	—	(325)	224	101	—
Issuance of Successor common stock and stock purchase warrants			33,367	$—	1,024	$—	—	—	675	—	—	675
Balance - July 14, 2016 - Predecessor	—	$—	33,367	$—	1,024	$—	—	$—	$675	$—	$—	$675

Balance - July 15, 2016 - Successor			33,367	$—	1,024	$—	—	$—	$675	$—	$—	$675
Net income (loss) for the period July 15, 2016 to December 31, 2016			—	—	—	—	—	—	—	(32)	—	(32)
Other comprehensive income (loss), net			—	—	—	—	—	—	—	—	127	127
Balance - December 31, 2016 - Successor			33,367	—	1,024	$—	—	$—	$675	$(32)	$127	$770
Net income (loss)			—	—	—	—	—	—	—	(30)	—	(30)
Other comprehensive income (loss), net			—	—	—	—	—	—	—	—	5	5
Treasury shares acquired			—	—	—	—	(9)	—	—	—	—	—
Common stock issued for restricted stock			73	—	—	—	—	—	—	—	—	—
Class B stock converted to Class A stock			733	—	(733)	—	—	—	—	—	—	—
Equity award expense			—	—	—	—	—	—	1	—	—	1
Balance - December 31, 2017 - Successor			34,173	$—	291	$—	(9)	$—	$676	$(62)	$132	$746

See Notes to Consolidated Financial Statements.

VERSO CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Predecessor		Successor
	Year Ended	January 1, 2016	July 15, 2016	Year Ended
	December 31,	Through	Through	December 31,
(Dollars in millions)	2015	July 14, 2016	December 31, 2016	2017
Cash Flows From Operating Activities:
Net income (loss)	$(422)	$1,178	$(32)	$(30)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation, amortization and depletion	308	100	93	115
Noncash restructuring charges	7	137	—	—
Reorganization items and fresh-start reporting adjustments, net	—	(1,390)	—	—
Noncash postretirement gain	(3)	—	(25)	(4)
Net periodic pension cost (income)	(1)	6	—	6
Pension plan contributions	(28)	(16)	(10)	(32)
Amortization of debt issuance cost and discount	9	1	3	9
Extinguishment of New Market Tax Credit obligation	—	—	—	(7)
Equity award expense	3	4	—	1
(Gain) loss on disposal of assets	7	(57)	2	3
Deferred taxes	4	—	(20)	(8)
Debtor-in-possession financing costs	—	22	—	—
Prepayment premium on Term Loan Facility	—	—	—	1
Other, net	(9)	6	—	—
Changes in assets and liabilities:
Accounts receivable, net	24	26	4	(13)
Inventories	15	(28)	44	60
Prepaid expenses and other assets	(15)	10	7	6
Accounts payable	(91)	68	(40)	67
Accrued liabilities	(74)	(42)	(9)	(21)
Net cash provided by (used in) operating activities	(266)	25	17	153
Cash Flows From Investing Activities:
Proceeds from sale of assets	51	63	1	—
Transfers (to) from restricted cash, net	1	(3)	3	1
Capital expenditures	(64)	(31)	(42)	(40)
Cash acquired in acquisition	128	—	—	—
Other investing activities	(5)	—	—	—
Net cash provided by (used in) investing activities	111	29	(38)	(39)

VERSO CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Predecessor		Successor
	Year Ended	January 1, 2016	July 15, 2016	Year Ended
	December 31,	Through	Through	December 31,
(Dollars in millions)	2015	July 14, 2016	December 31, 2016	2017
Cash Flows From Financing Activities:
Borrowings on revolving credit facilities	723	147	—	—
Payments on revolving credit facilities	(567)	(446)	—	—
Borrowings on debtor-in-possession revolving credit facilities	—	275	—	—
Payments on debtor-in-possession revolving credit facilities	—	(275)	—	—
Proceeds from debtor-in-possession term loan	—	175	—	—
Repayment of debtor-in-possession term loan	—	(175)	—	—
Borrowings on ABL Facility	—	120	43	186
Payments on ABL Facility	—	—	(51)	(233)
Proceeds from Term Loan Facility	—	220	—	—
Payments on Term Loan Facility	—	—	(9)	(65)
Prepayment premium on Term Loan Facility	—	—	—	(1)
Repayment of long-term debt	(3)	—	—	—
Original issue discount on Term Loan Facility	—	(22)	—	—
Debtor-in-possession financing costs	—	(22)	—	—
Debt issuance costs	—	(8)	(3)	—
Net cash provided by (used in) financing activities	153	(11)	(20)	(113)
Change in cash and cash equivalents	(2)	43	(41)	1
Cash and cash equivalents at beginning of period	6	4	47	6
Cash and cash equivalents at end of period	$4	$47	$6	$7

Supplementary cash flow disclosures:
Total interest paid	$246	$12	$12	$30
Total income taxes paid (received)	—	—	—	—
Noncash investing and financing activities:
Issuance of Notes for Acquisition	663	—	—	—
Issuance of Common Stock for Acquisition	46	—	—	—
Issuance of Common Stock in exchange for debt modification	50	—	—	—
Conversion of interest payable to long-term debt	19	—	—	—
Reduction in debt for debt modification	(21)	(1)	—	—
Increase in long-term debt from paid in kind (PIK) interest	5	9	—	—
Issuance of Common Stock	—	675	—	—
Cancellation of Debt	—	(2,324)	—	—

See Notes to Consolidated Financial Statements.

VERSO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES
In this report, the term “Verso” refers to Verso Corporation, which is the ultimate parent entity and the issuer of Class A common stock listed on the New York Stock Exchange. In December 2016, Verso Corporation completed a consolidation and reorganization of its subsidiaries, or the “Internal Reorganization.” After the Internal Reorganization, Verso is the sole member of Verso Holding LLC, which is the sole member of Verso Paper Holding LLC. Verso does not have any assets, liabilities, operations or cash flows, other than investment in subsidiaries. As used in this report, the term “Verso Holding” refers to Verso Holding LLC, and the term “Verso Paper” refers to Verso Paper Holding LLC. Prior to the Internal Reorganization, Verso was the sole member of Verso Paper Finance Holdings One LLC, which was the sole member of Verso Paper Finance Holdings LLC, which was the sole member of Verso Paper Holdings LLC. As used in this report, the term “Verso Finance” refers to Verso Paper Finance Holdings LLC and the term “VPH” refers to Verso Paper Holdings LLC. The term “NewPage” refers to NewPage Holdings Inc., which was an indirect, wholly owned subsidiary of Verso prior to the Internal Reorganization; the term “NewPage Corp” refers to NewPage Corporation, which was an indirect, wholly owned subsidiary of NewPage prior to the Internal Reorganization. Each of Verso Finance, VPH, NewPage and NewPage Corp were either merged into other subsidiaries of Verso, converted into limited liability corporations, and/or renamed in the Internal Reorganization and do not exist on and after the Internal Reorganization. The term for any such entity includes its direct and indirect subsidiaries when referring to the entity’s consolidated financial condition or results. Unless otherwise noted, references to “the Company,” “we,” “us,” and “our” refer to Verso.

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

Basis of Presentation — On January 7, 2015, Verso consummated the acquisition of NewPage through the merger of Verso Merger Sub Inc., an indirect, wholly owned subsidiary of Verso, or “Merger Sub,” with and into NewPage, or the “NewPage acquisition,” pursuant to an Agreement and Plan of Merger, or the “Merger Agreement.” As a result of the merger of Merger Sub with and into NewPage, Merger Sub’s separate corporate existence ceased and NewPage continued as the surviving corporation and an indirect, wholly owned subsidiary of Verso (see Note 5). As such, the Consolidated Financial Statements for the year ended December 31, 2015 (Predecessor), include the results of operations of NewPage beginning January 7, 2015.

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

In accordance with the provisions of Financial Accounting Standards Board, or “FASB,” Accounting Standards Codification, or “ASC,” Topic 852, Reorganizations, and in conformity with ASC Topic 805, Business Combinations, the Company adopted fresh-start accounting upon emergence from their Chapter 11 Cases and became a new entity for financial reporting purposes as of July 15, 2016. References to “Successor” or “Successor Company” relate to Verso on and subsequent to July 15, 2016. References to “Predecessor” or “Predecessor Company” refer to Verso prior to July 15, 2016. For accounting purposes all emergence related transactions of the Predecessor including the impact of the issuance of the Successor common stock and warrants and entering into the Credit Facilities (as defined in Note 9) were recorded as of July 14, 2016. Accordingly, the Consolidated Financial Statements for the Successor are not comparable to the consolidated financial statements for the Predecessor.

Also in connection with the adoption of fresh-start accounting, we elected to make certain material accounting policy changes as described below.

This report contains the Consolidated Financial Statements as of December 31, 2017 (Successor) and 2016 (Successor), for the year ended December 31, 2017 (Successor), for the period from January 1, 2016 to July 14, 2016 (Predecessor) and for the period from July 15, 2016 to December 31, 2016 (Successor), and for the year ended December 31, 2015 (Predecessor). Variable interest entities for which we are the primary beneficiary are also consolidated (see Note 17). Intercompany balances and transactions are eliminated in consolidation.

Going Concern — The Consolidated Financial Statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

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

Revenue Recognition — Sales are recorded net of rebates, allowances and discounts. Revenue is recognized when the customer takes title and assumes the risks and rewards of ownership, in accordance ASC Topic 605, Revenue Recognition. Revenue is recorded at the time of shipment for terms designated FOB, or “free on board,” shipping point. For sales transactions designated FOB destination, revenue is recorded when the product is delivered to the customer’s site and when title and risk of loss are transferred.

Shipping and Handling Costs — Shipping and handling costs, such as freight to customer destinations, are included in Cost of products sold in the Consolidated Statements of Operations. When the sales price includes charges to customers for shipping and handling, such amounts are included in Net sales.

Planned Major Maintenance Costs — Prior to the Effective Date, costs for planned major maintenance shutdowns were deferred and then expensed ratably over the period until the next major planned shutdown. Upon the Effective Date, costs for all repair and maintenance activities are expensed in the month that the related activity is performed under the direct expense method of accounting.

Successor Cost of products sold/ Selling, general and administrative expenses — Certain centralized costs attributable to manufacturing overhead, including enterprise-wide human resources management, procurement and information systems support, presented in Selling, general and administrative expenses of the Predecessor are presented in Cost of products sold of the Successor. The amount presented in Cost of products sold, related to these costs, in the Consolidated Statements of Operations for the period from July 15, 2016 to December 31, 2016 is $11 million and for the year ended December 31, 2017 is $26 million
Environmental Costs and Obligations — Costs associated with environmental obligations, such as remediation or closure costs, are accrued when such costs are probable and reasonably estimable. Such accruals are adjusted as further information develops or circumstances change. Costs of future expenditures for environmental obligations are discounted to their present value when the timing of expected cash flows are reliably determinable.
Equity Compensation — We account for equity awards in accordance with ASC Topic 718, Compensation – Stock Compensation. ASC Topic 718 requires employee equity awards to be accounted for under the fair value method. Accordingly, share-based compensation is measured at the grant date based on the fair value of the award. We use the straight-line attribution method to recognize share-based compensation over the service period of the award. Restricted stock units vest over 1 to 4 years. We have elected to recognize forfeitures as an adjustment to compensation expense in the same period as they occur.

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

Fair Value of Financial Instruments — The carrying amounts for cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued liabilities approximate fair value due to the short maturity of these instruments. We determine the fair value of our debt based on market information and a review of prices and terms available for similar obligations. See Note 2, Note 5, Note 9 and Note 12, for additional information regarding fair value.

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

Inventories and Replacement Parts and Other Supplies — Inventory values include all costs directly associated with manufacturing products: materials, labor and manufacturing overhead, and these values are presented at the lower of cost or net realizable value. Costs of raw materials, work-in-progress and finished goods are determined using the first-in, first-out method. Replacement parts and other supplies are stated using the average cost method and are reflected in Inventories on the Consolidated Balance Sheet (see Note 4).

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

Intangible Assets — We account for intangible assets in accordance with ASC Topic 350, Intangibles – Goodwill and Other. Intangible assets of the Predecessor consisted of indefinite-lived trademarks, customer-related intangible assets which were amortized over their estimated useful lives of approximately 20 to 25 years, and patents which were amortized over their legal lives of 10 years. As part of fresh-start accounting, we wrote-off the existing intangible assets and accumulated amortization of the Predecessor and recorded an adjustment of $30 million to reflect the fair value of the Intangibles and other assets, net of the Successor (see Note 2). The intangible assets of the Successor are comprised of customer relationships with a useful life of 10 years and trademarks with a five year useful life. Both are amortized on a straight-line basis. The fair value of trademarks was determined based on the Relief from Royalty method. We assumed a royalty rate of 0.25% and a five year economic life for our trademarks. The rate was based on analysis of market information.

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

Allowance for Doubtful Accounts — We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. We manage credit risk related to our trade accounts receivable by continually monitoring the creditworthiness of our customers to whom credit is granted in the normal course of business. Trade accounts receivable balances for the Successor were $202 million at December 31, 2017 and $191 million at December 31, 2016. As of December 31, 2017 and December 31, 2016, two of our customers accounted for 29% and 33%, respectively, of the Successor’s accounts receivable.

We establish our allowance for doubtful accounts based upon factors surrounding the credit risks of specific customers, historical trends and other information. Based on this assessment, an allowance is maintained that represents what is believed to be ultimately uncollectible from such customers. The allowance for doubtful accounts for the Successor was $2 million and $1 million at December 31, 2017 and December 31, 2016, respectively.

Deferred Financing Costs — We record costs incurred in connection with borrowings or establishment of credit facilities as contra-liabilities in accordance with ASC Topic 835, Interest. These costs are amortized as an adjustment to interest expense over the life of the borrowing or life of the credit facilities using the effective interest method. In the case of early debt principal repayments, we adjust the carrying value of the corresponding deferred financing costs with a charge to interest expense, and similarly adjust the future amortization expense.

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

As of December 31, 2017 (Successor) and December 31, 2016 (Successor), $2 million of restricted cash was included in Intangibles and other assets, net in the Consolidated Balance Sheets related to asset retirement obligations in the state of Michigan. These cash deposits are required by the state and may only be used for the future closure of a landfill.

The following table presents activity related to our asset retirement obligations for the periods presented. Long-term obligations are included in Other long-term liabilities and current portions are included in Accrued liabilities in the Consolidated Balance Sheets:

	Predecessor	Successor
	January 1, 2016	July 15, 2016	Year Ended
	Through	Through	December 31,
(Dollars in millions)	July 14, 2016	December 31, 2016	2017
Asset retirement obligations, beginning balance	$16	$13	$14
Settlement of existing liabilities	—	—	—
Accretion expense	—	—	1
Adjustments to existing liabilities	(3)	1	—
Asset retirement obligations, ending balance	13	14	15
Less: Current portion	—	(1)	(1)
Non-current portion of asset retirement obligations, ending balance	$13	$13	$14

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

Pension and other postretirement benefits — Pension plans cover substantially all of our employees. The defined benefit plans are funded in conformity with the funding requirements of applicable government regulations. Unrecognized prior service costs and actuarial gains and losses are amortized on a straight-line basis over the estimated remaining service periods of employees. Certain employees are covered by defined contribution plans. Our contributions to these plans are based on a percentage of employees’ compensation or employees’ contributions.

Accumulated Other Comprehensive Income (Loss) — The following table summarizes the changes in Accumulated other comprehensive income (loss) by balance type for periods presented:

(Dollars in millions)
Accumulated other comprehensive loss as of December 31, 2014 - Predecessor	$(27)
Amounts reclassified from Accumulated other comprehensive loss to Cost of products sold	3
Pension liability adjustment	(78)
Net increase in other comprehensive loss	(75)
Accumulated other comprehensive loss as of December 31, 2015 - Predecessor	(102)
Amounts reclassified from Accumulated other comprehensive loss to Cost of products sold	1
Elimination of Predecessor accumulated other comprehensive loss	101
Balance - July 14, 2016 - Predecessor	$—

Balance - July 15, 2016 - Successor	$—
Pension and other postretirement liability adjustment, net	127
Net increase in other comprehensive income	127
Accumulated other comprehensive income as of December 31, 2016 - Successor	127
Pension and other postretirement liability adjustment, net	5
Net increase in other comprehensive income	5
Accumulated other comprehensive income as of December 31, 2017 - Successor	$132

Troubled Debt Restructuring — The Predecessor accounted for a portion of its 11.75% Senior Secured Notes issued in 2012 and all of its 13% Second Priority Secured Notes and 16% Senior Subordinated Notes, both issued in 2015, in accordance with ASC Topic 470, Debt, by recording the value exchanged and amortizing the amount in excess of par over the life of the notes. In accordance with ASC Topic 470, debt is considered to have been modified in a troubled debt restructuring when, due to a borrower’s financial difficulties, the lender makes concessions to the borrower that it would not otherwise consider for a non-troubled borrower. Modifications may include principal adjustments, interest rate adjustments, additional equity transfers, interest only payments for an extended period of time, or protracted terms such as amortization and maturity beyond the customary length of time found in the normal market place (see Note 2).

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
Verso Finance, VPH and certain of its subsidiaries entered into the Verso DIP Facility (as defined in Note 9) for an aggregate principal amount of up to $100 million, and NewPage Corp and certain of its subsidiaries entered into the NewPage DIP ABL Facility (as defined in Note 9) for an aggregate principal amount of up to $325 million and the NewPage DIP Term Loan Facility (as defined in Note 9) for an aggregate principal amount of $350 million. The NewPage DIP Term Loan Facility consisted of $175 million of new money term loans and $175 million of loans that aggregated and replaced existing loans, or

“NewPage DIP Roll Up Loans,” to refinance loans outstanding under the existing term loan facility of NewPage Corp that were outstanding on the Petition Date.
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
Key components of the Plan included:

•
Entry into an asset-based loan facility and a term loan facility upon emergence from Chapter 11 on July 15, 2016. These Credit Facilities (as defined in Note 9) provided exit financing in an amount sufficient to repay in full all amounts outstanding under the Verso debtor-in-possession credit agreements of VPH and its subsidiaries, pay fees and expenses related to the facilities and the emergence of Verso and its subsidiaries from bankruptcy.

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

◦
Holders of first-lien secured debt issued by VPH, including lenders under VPH’s revolving credit facilities and the holders of VPH’s 11.75% senior secured notes due 2019 (issued in 2012 and 2015), received 17,195,319 shares of Class A common stock, $0.01 par value, or “Class A Common Stock,” or 50% of Verso’s equity and Plan Warrants to purchase 1,810,035 shares of Class A Common Stock at an initial exercise price of $27.86.

◦
Lenders under the NewPage Corp senior secured term loan and the $175 million of “rolled up” term loans under the NewPage DIP Term Loan Facility, collectively, received 15,139,745 shares of Class A Common Stock and 1,023,859 shares of Class B common stock, $0.01 par value, or “Class B Common Stock,” or 47% of Verso’s equity.

◦	Holders of VPH’s senior debt received 980,133 shares of Class A Common Stock or 2.85% of Verso’s equity.

◦	Holders of VPH’s subordinated (unsecured) debt received 51,587 shares of Class A Common Stock or 0.15% of Verso’s equity.

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
Reporting During Bankruptcy
During the pendency of the Debtors’ Chapter 11 Cases, expenses, gains and losses directly associated with reorganization proceedings were reported as Reorganization items, net in the Consolidated Statements of Operations and liabilities subject to compromise in the Chapter 11 Cases were segregated from liabilities of non-filing entities, fully secured liabilities not expected to be compromised and from post-petition liabilities. In addition, effective as of the Petition Date and during the pendency of the Debtors’ Chapter 11 Cases, the Company ceased recording contractual interest expense on the outstanding pre-petition debt classified as Liabilities subject to compromise or “LSTC”. Upon the Debtors’ emergence from our Chapter 11 Cases, the Company settled and extinguished or reinstated liabilities that were subject to compromise.
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

In order to determine the reorganization value, Verso estimated the enterprise value of the Successor utilizing the discounted cash flow analysis, comparable company analysis and precedent transaction analysis. The use of each approach provides corroboration for the other approaches.

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

To estimate the fair value utilizing the comparable company analysis, Verso estimated the value of the Company based on a relative comparison with other publicly traded companies with similar operating and financial characteristics. Under this methodology, valuation multiples, derived from the operating data of publicly-traded benchmark companies such as the projected financial measures of revenue and earnings before interest, taxes, depreciation and amortization, or “EBITDA” were applied to projected operating data of Verso.

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

The fair value and carrying value of debt represented $318 million of borrowings under the Credit Facilities on the Effective Date. The fair value of long-term debt was determined based on a market approach utilizing market yields and was estimated to be approximately 94% of the par value or less $22 million original issue discount on the Term Loan Facility - (as defined in Note 9).

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

•	Borrowing of $318 million from the Credit Facilities;

•
Issuance of 34,390,643 shares of stock or 100% of Verso’s equity and Plan Warrants to purchase an aggregate of 1,810,035 shares of Class A Common Stock in exchange for the cancellation of all of our pre-petition indebtedness existing as of the Petition Date totaling $2.6 billion;

•	Payment for the satisfaction of general unsecured claims in aggregate settlement totaling $3 million; and

•	Repayment of $279 million of liabilities under the DIP Facilities (as defined in Note 9).

Fresh-Start Balance Sheet

The following fresh-start balance sheet as of the Effective Date, July 15, 2016, illustrates the financial effects on the Company of the implementation of the Plan and the adoption of fresh-start accounting. This fresh-start balance sheet reflects the effect of the completion of the transactions included in the Plan, including the issuance of successor equity and the settlement of old indebtedness.
Reorganization adjustments, shown in column 2 of the following schedule, represent amounts recorded on the Effective Date for the implementation of the Plan, including the settlement of liabilities subject to compromise and related payments, the issuance of new shares of common stock and new warrants, repayment of the DIP Facilities and cancellation of Predecessor common stock.
Fresh-start adjustments, as shown in column 3 of the following schedule, represent amounts recorded on the Effective Date as a result of the adoption of fresh-start accounting, which resulted in Verso becoming a new entity for financial reporting purposes. The Company’s assets and liabilities have been recorded at fair value as of the fresh-start accounting date or Effective Date.

(Dollars in millions)	Predecessor	Reorganization Adjustments		Fresh-Start Adjustments		Successor
ASSETS
Current assets:
Cash and cash equivalents	$27	$20	(a)	$—		$47
Accounts receivable, net	201	—		(2)		199
Inventories	503	—		(14)	(l)	489
Prepaid expenses and other assets	27	(3)		—		24
Total current assets	758	17		(16)		759
Property, plant and equipment, net	1,660	—		(480)	(m)	1,180
Intangibles and other assets, net	97	—		(30)	(n)	67
Total assets	$2,515	$17		$(526)		$2,006

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$103	$41	(b)	$—		$144
Accrued liabilities	140	10	(c)	2		152
Current maturities of long-term debt	461	(443)	(d)	—		18
Total current liabilities	704	(392)		2		314
Long-term debt	—	292	(e)	—		292
Other liabilities	597	5	(f)	123	(o)	725
Liabilities subject to compromise	2,535	(2,535)	(g)	—		—
Total liabilities	3,836	(2,630)		125		1,331
Commitment and contingencies
Equity:
Predecessor preferred stock	—	—		—		—
Successor preferred stock	—	—		—		—
Predecessor common stock	1	(1)	(h)	—		—
Successor common stock	—	—	(i)	—		—
Treasury stock	(1)	1	(h)	—		—
Predecessor paid-in capital	322	(322)	(h)	—		—
Successor paid-in-capital	—	665	(i)	—		665
Warrants	—	10	(j)	—		10
Retained earnings (deficit)	(1,541)	2,294	(k)	(753)	(p)	—
Accumulated other comprehensive loss	(102)	—		102	(p)	—
Total equity (deficit)	(1,321)	2,647		(651)		675
Total liabilities and equity	$2,515	$17		$(526)		$2,006

Reorganization Adjustments
(a) Reflects payments and receipts recorded as of the Effective Date as follows (dollars in millions):

Sources:
Amount borrowed under the Credit Facilities	$340
Less discount on Term Loan Facility	(22)
Total Sources	318
Uses:
Repayment of DIP facility (principal and interest)	(279)
Payment of deferred financing costs on exit financing	(8)
Payment of professional fees	(8)
Aggregate settlement of unsecured claims	(3)
Total uses	(298)
Net source	$20
(b) Represents recognition of accounts payable related to the cure of defaults for assumed executory contracts and leases.
(c) Primarily represents recognition of accrued liabilities for success-based professional fees upon the Company’s emergence from its Chapter 11 Cases.
(d) Represents the short-term portion of borrowing pursuant to the Term Loan Facility net of the payment of the principal balance of the NewPage DIP Facilities and settlement of the NewPage DIP Roll Up Loan (dollars in millions):

Short-term portion of Term Loan	$18
Payment of the NewPage DIP Facilities	(278)
Settlement of NewPage DIP Roll Up Loans	(183)
$(443)
(e) Represents the long-term portion of the Term Loan Facility and ABL Facility net of debt issuance costs as follows (dollars in millions):

ABL Facility Borrowing	$120
Term Loan Facility Borrowing	220
Debt Discount	(22)
Debt issuance costs	(8)
Less: Current Portion	(18)
Long-term Debt	$292

(f) Primarily represents the reinstatement of certain pre-petition liabilities from LSTC.
(g) LSTC under the Plan reflected the Company’s estimate of pre-petition liabilities and other expected allowed claims to be addressed by the Chapter 11 Cases. Debt amounts excluded related unamortized deferred financing costs, discounts/premiums and deferred gains which were written off to Reorganization items, net, in the Consolidated Statement of Operations prior to our emergence from bankruptcy. Amounts classified to LSTC did not include pre-petition liabilities that were fully collateralized by letters of credit or cash deposits. Borrowing under the NewPage DIP Roll-Up Notes represented borrowing during the pendency of the Company’s bankruptcy and were settled in exchange for stock as described above. Both the LSTC and NewPage DIP Roll-Up Notes were resolved and satisfied as of the Effective Date.

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

•
The fair value of replacement parts and other supplies was determined based upon the cost approach. This approach considers the amount required to purchase a new asset of equal utility at current market prices, with adjustments in value for functional and economic obsolescence. Functional obsolescence is the loss in value of usefulness of an asset caused by inefficiencies or inadequacies of the asset itself, when compared to a more efficient or less costly replacement parts that a new technology has developed. Economic obsolescence is the loss in value of usefulness of an asset due to factors external to the asset such as the cost of materials, related demand for the product, increased competition and environmental regulations.

(m) Represents the adjustment to reduce the net book value of Property, plant and equipment, net to fair value. The adjustment to the fair value of Property, plant and equipment, net was attributable to an adjustment of $382 million to machinery and equipment and an adjustment of $98 million to real estate.

The fair value of the machinery and equipment was determined as follows:

•
The cost approach was utilized to determine the fair market value of machinery and equipment. This approach considers the amount required to construct or purchase a new asset of equal utility at current market prices, with adjustments in value for functional and economic obsolescence. Functional obsolescence is the loss in value of usefulness of an asset caused by inefficiencies or inadequacies of the property itself, when compared to a more efficient or less costly replacement property that a new technology has developed. Economic obsolescence is the loss in value of usefulness of an asset due to factors external to the asset such as the cost of materials, related demand for the product, increased competition and environmental regulations.

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

The adjustment related to real estate fair value was determined as follows:

•
The market approach was utilized to determine the fair market value of real estate. This approach considers comparable land sale data and land held for sale. Variances in market conditions at the time of sale, property characteristics and other relevant factors were considered and analyzed when necessary.

•	Land and building improvements were valued using the cost approach which considers the replacement cost of the improvement.
(n) An adjustment of $30 million was recorded to decrease the book value to fair value of Intangibles and other assets, net to estimated fair value as follows (dollars in millions):

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

Contractual Interest

Effective January 26, 2016, Verso discontinued recording interest expense on outstanding pre-petition debt classified as LSTC. The table below shows contractual interest amounts for debt classified as LSTC calculated in accordance with the respective agreements without giving effect to any penalties as a result of the default on such agreements, which are amounts due under the contractual terms of the outstanding debt. Interest expense reported in the Consolidated Statement of Operations for the period January 1, 2016 through July 14, 2016 (Predecessor) does not include $123 million, per the table below, in contractual interest on pre-petition debt classified as LSTC, which was stayed by the Bankruptcy Court effective on the Petition Date.

January 26, 2016
Through
(Dollars in millions)	July 14, 2016
VPH	$98
NewPage Corp	25
Total contractual interest	$123

Reorganization items, net

Expenses and income directly associated with the Chapter 11 Cases are reported separately in the Consolidated Statements of Operations as Reorganization items, net as required by ASC 852. Reorganization items, net include adjustments to reflect the carrying value of LSTC at their estimated allowed claim amounts, as such adjustments are determined.

The following table presents reorganization items incurred in the period from January 26, 2016 through July 14, 2016 (Predecessor), as reported in the Consolidated Statement of Operations:

January 26, 2016
Through
(Dollars in millions)	July 14, 2016
Net gain on settlement of LSTC and DIP Roll-Up Notes	$(1,992)
Total loss recorded as a result of Fresh-Start Accounting	651
Professional fees	52
DIP financing cost	22
Write-off of unamortized deferred financing costs, discounts/premiums and deferred gains(1)	(81)
Contract modifications and rejections, net	14
Other	(4)
Total reorganization items, net	$(1,338)
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

For the period from January 26, 2016 through July 14, 2016 (Predecessor), the cash used in reorganization items included $28 million of professional fees and $22 million of financing costs in connection with the DIP Facilities. For the period from July 15, 2016 through December 31, 2016 (Successor), cash used in reorganization items included $24 million for professional fees. The cash outflow is included in Net cash provided by operating activities in our Consolidated Statements of Cash Flows for the periods presented.
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

3.   RECENT ACCOUNTING PRONOUNCEMENTS

Accounting Guidance Adopted in 2017
ASC Topic 330, Inventory. In July 2015, FASB issued Accounting Standard Update, or “ASU,” 2015-11, Simplifying the Measurement of Inventory (Topic 330). This ASU provides that entities should measure inventory at the lower of cost or net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business less reasonably predictable costs of completion, disposal and transportation. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method. This ASU was effective for annual reporting periods beginning after December 15, 2016 and interim periods within those years. The Company adopted this guidance on January 1, 2017 on a prospective basis and it did not have an impact on our Consolidated Financial Statements.

ASC Topic 718, Stock Compensation. In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The guidance requires all income tax effects of awards (previously presented as a component of total stockholders’ equity) to be recognized in the income statement on a prospective basis. The guidance also requires presentation of excess tax benefits as an operating activity on the statement of cash flows rather than as a financing activity. The Company adopted this guidance on January 1, 2017 on a prospective basis, except for the election of an accounting policy to account for forfeitures as they occur, which was adopted on a modified-retrospective basis. The adoption did not have an impact on our Consolidated Financial Statements.

Accounting Guidance Not Yet Adopted

ASC Topic 220, Income Statement - Reporting Comprehensive Income. In February 2018, the FASB issued ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (Topic 220). This guidance allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. The amendment is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. We expect to adopt this guidance in the first quarter of 2018 which will cause an adjustment from accumulated other comprehensive income to retained earnings of $7 million associated with pension obligations.

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

ASC Topic 715, Compensation - Retirement Benefits. In March 2017, the FASB issued ASU 2017-07, Compensation - Retirement Benefits (Topic 715), which amends the existing guidance relating to the presentation of net periodic benefit cost for an entity’s sponsored defined benefit pension and other postretirement plans. The amendment requires an employer to disaggregate the service cost component from the other components of net benefit cost and provides explicit guidance on how to present the service cost component and other components in the statement of operations. In addition, on a prospective basis, the guidance permits only the service cost component of net benefit cost to be capitalized. The guidance is effective for interim and annual periods beginning after December 15, 2017. The guidance requires a retrospective method to adopt the presentation of service costs in the statement of operations and a prospective transition to adopt the requirement to limit capitalization. Currently the net benefit costs for our defined benefit plans and other postretirement plans are presented within Cost of products sold and Selling, general and administrative expenses. Upon adoption of this guidance, service cost will continue to be presented in Cost of products sold and Selling, general and administrative expenses while the other components of net benefit cost will be presented in non-operating income. See Note 12 for detail of our net benefit cost by component.

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

ASC Topic 606, Revenue from Contracts with Customers. In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). This guidance will replace all current GAAP guidance on this topic and eliminate all industry-specific guidance. The new revenue recognition standard provides a unified model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. Additionally, the new guidance requires enhanced disclosures regarding revenue. This guidance was initially effective for periods beginning after December 15, 2016 and can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. We adopted this accounting standard on a modified retrospective basis on January 1, 2018 and the impact of adoption was not material. We continue to assess the impact of required disclosures around revenue recognition in the notes to the financial statements.

4. INVENTORIES

	Successor
(Dollars in millions)	December 31, 2016	December 31, 2017
Raw materials	$95	$75
Work-in-process	62	54
Finished goods	264	228
Replacement parts and other supplies	24	28
Inventories	$445	$385

5. ACQUISITIONS AND DISPOSITIONS

Sale of hydroelectric generation facilities — On January 6, 2016, Verso Maine Power Holdings LLC, or “VMPH,” and Verso Androscoggin Power LLC, or “VAP,” two indirect, wholly owned subsidiaries of Verso, entered into a purchase agreement with Eagle Creek Renewable Energy, LLC, or “Eagle Creek,” pursuant to which VMPH sold all the outstanding limited liability company interests of VAP to Eagle Creek for a purchase price of $62 million in cash. VAP owned four hydroelectric generation facilities associated with Verso’s Androscoggin pulp and paper mill located in Jay, Maine. The purchase agreement contains customary representations and warranties by, and customary covenants among, the parties. The parties contemporaneously entered into the purchase agreement and consummated the transaction. For the period from January 1 to July 14, 2016 (Predecessor), we recognized a gain on sale of fixed assets of $55 million which is included in Other operating (income) expense in the Consolidated Statement of Operations.

NewPage Acquisition — On January 7, 2015, Verso consummated the NewPage acquisition. As a result of the merger, NewPage became a direct, wholly owned subsidiary of VPH. Verso incurred transaction and integration costs related to the NewPage acquisition of $25 million during the year ended December 31, 2015 (Predecessor), which were included in Selling, general and administrative expenses in the Consolidated Statement of Operations.
As consideration for the NewPage acquisition, Verso issued (a) $650 million aggregate principal amount of New First Lien Notes and (b) 13,607,693 shares of Verso common stock in exchange for all the outstanding common stock of NewPage. Also, as of the date that NewPage became an indirect wholly owned subsidiary of Verso, NewPage had an existing $750 million NewPage Term Loan Facility and $350 million NewPage ABL Facility of which $734 million and $100 million, respectively were outstanding. As a condition of allowing the acquisition to proceed, the Antitrust Division of the U.S. Department of Justice entered into a settlement with Verso and NewPage that required NewPage to divest its paper mills in Biron, Wisconsin and Rumford, Maine, which occurred prior to the acquisition of NewPage.
Accounting consideration for the NewPage acquisition by the Predecessor was as follows:

(Dollars in millions)
13,607,693 shares of Verso common stock valued at January 7, 2015 closing price	$46
$650 face value New First Lien Notes valued at January 7, 2015 closing price	663
Accounting consideration	$709
Items above represent non-cash investing and financing activities (see cash flow statement).
The allocation of the purchase price by the Predecessor was as follows:

(Dollars in millions)
Cash	$128
Current assets, excluding cash	578
Property, plant and equipment	1,574
Other long-term assets	43
Current liabilities	(277)
Current portion of long-term debt	(3)
Non-current pension and other postretirement benefit obligations	(476)
Other long-term liabilities	(58)
Long-term debt	(800)
Net assets acquired	$709
The operating results of NewPage are included in Verso’s financial statements from January 7, 2015 through December 31, 2015 (Predecessor). The determination of net sales and net loss attributable to the acquired operations during this period and included in Verso’s Consolidated Statement of Operations was not practicable as the operations are integrated with the consolidated operations.
The following unaudited pro forma financial information presents results as if the NewPage acquisition and the related financing had occurred on January 1, 2015. The historical consolidated financial information of Verso and NewPage were adjusted in the pro forma information to give effect to pro forma events that were directly attributable to the transactions and factually supportable. As NewPage’s divestiture of its paper mills in Biron, Wisconsin and Rumford, Maine, occurred prior to the acquisition of NewPage, their historical results have been excluded from the pro forma results below.
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

Predecessor
Pro Forma
Year Ended
(Unaudited)	December 31,
(Dollars in millions, except per share data)	2015
Revenues	$3,155
Net loss	(391)
Income (loss) per common share - basic and diluted	$(4.78)
Weighted-average common shares outstanding - basic and diluted (in thousands)	81,759

6. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net of the Successor consist of the following:

(Dollars in millions)	December 31, 2016	December 31, 2017
Land and land improvements	$52	$51
Building and leasehold improvements	152	153
Machinery, equipment and other	995	1,028
Construction-in-progress	22	26
Property, plant and equipment, gross	1,221	1,258
Accumulated depreciation	(89)	(196)
Property, plant and equipment, net	$1,132	$1,062

Interest costs capitalized and depreciation expense for the periods presented are as follows:

	Predecessor		Successor
	Year Ended	January 1, 2016	July 15, 2016	Year Ended
	December 31,	Through	Through	December 31,
(Dollars in millions)	2015	July 14, 2016	December 31, 2016	2017
Interest costs capitalized	$2	$1	$1	$1
Depreciation expense	302	97	90	109

Capital expenditures unpaid as of December 31, 2015 (Predecessor), July 14, 2016 (Predecessor), December 31, 2016 (Successor) and December 31, 2017 (Successor) were $9 million, $8 million, $6 million and $8 million, respectively.

In the third quarter of 2015 (Predecessor), we announced plans to make production capacity reductions at our Androscoggin Mill and Wickliffe Mill. As a result, we recognized $58 million of accelerated depreciation which is included in Depreciation, amortization and depletion in our Consolidated Statement of Operations for the year ended December 31, 2015 (Predecessor). Given the capacity reductions, we conducted a Step 1 impairment test as of the announcement date and concluded that the undiscounted estimated future cash flows associated with the remaining long-lived assets exceeded their carrying value and no impairment was recorded.

On April 5, 2016 (Predecessor), Verso announced that it would permanently close its paper mill located in Wickliffe, Kentucky, which had been idle since November 2015. The decision to close the mill resulted in restructuring charges of $160 million for the year ended December 31, 2016. The associated Property, plant and equipment were written down to salvage value resulting in a non-cash restructuring charge of $127 million during the first quarter of 2016 (Predecessor).

In the third quarter of 2016 (Successor), management concluded that actual operating results were lower than those projected in our plan of reorganization. Such circumstance constituted a triggering event requiring management to conduct a Step 1 impairment test. Based on the results of the Step 1 impairment test, we concluded that the undiscounted estimated future cash flows associated with the remaining long-lived assets exceeded their carrying value and no impairment was recorded.

In the fourth quarter of 2016 (Successor), based on our plans to temporarily idle the No. 3 paper machine at our Androscoggin Mill, we determined a reduction in the useful life of the machine was necessary and accordingly recognized $43 million of accelerated depreciation during the fourth quarter of 2016 (Successor) and an additional $6 million of accelerated depreciation during the first quarter of 2017 (Successor), which is included in Depreciation, amortization and depletion in our Consolidated

Statements of Operations. As a result of the acceleration of depreciation, no impairment charge was required to be recorded with the temporary idling of the No. 3 paper machine and associated equipment at the Androscoggin Mill (see Note 15).

7. INTANGIBLES AND OTHER ASSETS

Intangibles and other assets of the Successor consist of the following:

(Dollars in millions)	December 31, 2016	December 31, 2017
Intangible assets:
Customer relationships, net of accumulated amortization of $1 million on December 31, 2016 and $4 million on December 31, 2017	$25	$22
Trademarks, net of accumulated amortization of $1 million on December 31, 2016 and $4 million on December 31, 2017	15	12
Other assets:
Restricted cash	3	2
Other	15	20
Total other assets	$18	$22
Intangibles and other assets, net	$58	$56

As part of fresh-start accounting, we wrote-off the existing intangible assets and accumulated amortization of the Predecessor and recorded an adjustment of $30 million to reflect the fair value of the Intangibles and other assets, net of the Successor (see Note 2). The intangible assets of the Successor are comprised of customer relationships with a useful life of 10 years and trademarks with a five year useful life. Both are amortized on a straight-line basis. The fair value of trademarks was determined based on the relief from royalty method. We assumed a royalty rate of 0.25% and a five year economic life for our trademarks. The rate was based on analysis of market information.

Amortization expense related to intangible assets for the periods presented is as follows:

	Predecessor		Successor
	Year Ended	January 1, 2016	July 15, 2016	Year Ended
	December 31,	Through	Through	December 31,
(Dollars in millions)	2015	July 14, 2016	December 31, 2016	2017
Customer Relationships	$6	$2	$1	$3
Trademarks	—	—	1	3

The estimated future amortization expense for intangible assets over the next five years is as follows:

(Dollars in millions)
2018	$6
2019	6
2020	6
2021	4
2022	3

When events or circumstances indicate that the carrying amount of an asset may not be recoverable, we assess the potential impairment of intangibles and other long-lived assets by comparing the expected undiscounted future cash flows to the carrying value of those assets.

8. ACCRUED LIABILITIES

A summary of accrued liabilities of the Successor is as follows:

(Dollars in millions)	December 31, 2016	December 31, 2017
Payroll and employee benefit costs	$83	$69
Accrued sales rebates	21	24
Accrued energy	10	10
Accrued taxes - other than income	6	5
Restructuring costs	9	3
Accrued professional and legal fees	2	1
Accrued interest	2	2
Freight and other	15	15
Accrued liabilities	$148	$129

9. DEBT

The following table summarizes debt of the Successor:

	Original
(Dollars in millions)	Maturity	December 31, 2016	December 31, 2017
ABL Facility	7/14/2021	$112	$65
Term Loan Facility	10/14/2021	211	146
Unamortized (discount) and debt issuance costs, net		(30)	(21)
Less: Current portion		(28)	(60)
Total long-term debt		$265	$130
We determine the fair value of our long-term debt based on market information and a review of prices and terms available for similar obligations. Our debt is classified as Level 2 within the fair value hierarchy (see Note 1). The fair value of Verso’s total debt outstanding was $319 million as of December 31, 2016 (Successor) and $212 million as of December 31, 2017 (Successor).

During the year ended December 31, 2017 (Successor), we elected to make voluntary principal prepayments totaling $40 million on the Term Loan Facility (as defined below), from available liquidity including amounts under our ABL Facility (as defined below), and applied these payments against the final maturity amount due in October 2021.

Amounts of interest expense (inclusive of amounts capitalized) and amounts of cash interest payments related to long-term debt for the periods presented, are as follows:

	Predecessor		Successor
	Year Ended	January 1, 2016	July 15, 2016	Year Ended
	December 31,	Through	Through	December 31,
(Dollars in millions)	2015	July 14, 2016	December 31, 2016	2017
Interest expense	$266	$39	$15	$30
Cash interest paid	246	12	12	30
Debt issuance cost and discount amortization(1)	6	1	3	9
(1) Amortization of debt issuance cost and original issue discount are included in interest expense on the Consolidated Statements of Operations.
Credit Facilities
On the Effective Date, pursuant to the terms of Plan, VPH entered into a $375 million asset-based revolving credit facility, or the “ABL Facility,” and a $220 million senior secured term loan (with loan proceeds of $198 million after the deduction of the original issue discount), or the “Term Loan Facility,” and collectively termed the “Credit Facilities.” After the Internal Reorganization, Verso Paper became the borrower under the Credit Facilities.

VPH borrowed $340 million under the Credit Facilities on the Effective Date, with available loan proceeds of $318 million, consisting of (i) the borrowing of $120 million under the ABL Facility and (ii) the net borrowing of $198 million ($220 million par value less $22 million of original issue discount) under the Term Loan Facility. The proceeds of the borrowings on the Effective Date under the Credit Facilities were used (i) to repay outstanding indebtedness under the debtor-in-possession financing credit agreements, (ii) to pay outstanding allowed administrative expenses and allowed claims in accordance with the Plan and (iii) to pay fees, costs and expenses related to and contemplated by the Credit Facilities and emergence by Verso and its subsidiaries from bankruptcy.

The ABL Facility will mature on July 14, 2021. The outstanding borrowings under the ABL Facility bear interest at a per annum rate equal to, at the option of Verso Paper, either (i) a customary London interbank offered rate, or “LIBOR,” plus an applicable margin ranging from 1.25% to 2.00% or (ii) a customary base rate plus an applicable margin ranging from 0.25% to 1.00%, determined based upon the average excess availability under the ABL Facility. As of December 31, 2017 and December 31, 2016, the weighted-average interest rate for the Successor on outstanding borrowings was 3.13% and 3.15%, respectively. Verso Paper is also required to pay a commitment fee for the unused portion of the ABL Facility, which ranges from 0.25% to 0.375% per annum, based upon the average revolver usage under the ABL Facility. Verso Paper has the right to prepay loans under the ABL Facility at any time without a prepayment penalty, other than customary “breakage” costs with respect to eurocurrency loans. As of December 31, 2017 (Successor), the outstanding balance of the ABL Facility was $65 million, with $40 million issued in letters of credit, and $209 million available for future borrowings. The Company incurred $3 million of debt issuance costs associated with the ABL Facility and recorded this amount as a direct deduction of the debt liability, which is being amortized over the life of the ABL Facility.

The Term Loan Facility will mature on October 14, 2021. The outstanding borrowings under the Term Loan Facility bear interest at a rate equal to, at the option of Verso Paper, either (i) a LIBOR (subject to a floor of 1%) plus 11% or (ii) a customary base rate plus 10%. With respect to LIBOR denominated loans under the Credit Facilities, Verso Paper may elect an interest period of one, two, three or six months or such other period subject to the terms of the Credit Facilities. As of December 31, 2017 and December 31, 2016, the interest rate on the Term Loan Facility for the Successor was 12.47% and 12.00%, respectively. The term loans provided under the Term Loan Facility are subject to quarterly principal amortization payments in an amount equal to the greater of (a) 2.00% of the initial principal amount of the term loans or (b) the excess cash flow in respect of such quarter as further described under the Term Loan Facility; however, if the liquidity, as defined in the Term Loan Facility, of Verso Paper is less than $75 million at any time during the 90-day period following the due date of such quarterly amortization payment or excess cash flow payment date, then the portion of such amortization amount that results in such liquidity being less than $75 million will not be payable by Verso Paper, as further described in the Term Loan Facility.

Per the above described quarterly principal amortization, installments due are at least $4 million (subject to increase depending on excess cash flow) for each quarter ending in 2016 through 2021 with the remaining balance due on October 14, 2021. As a result of the excess cash flow requirement, we are obligated to fund an additional principal payment of $43 million in the first quarter of 2018, which is reflected in Current maturities of long-term debt on our Consolidated Balance Sheet as of December 31, 2017 (Successor). As of December 31, 2016, as a result of an excess cash flow requirement, we were obligated to fund an additional principal payment of $10 million in the first quarter of 2017, which is reflected in Current maturities of long-term debt on our Consolidated Balance Sheet as of December 31, 2016 (Successor). As of March 31, 2017, $7 million of the excess cash flow requirement calculated as of December 31, 2016 was required to be paid, which is reflected in our Consolidated Statement of Cash Flows for the year ended December 31, 2017 (Successor). Any voluntary prepayment by Verso Paper of the term loans under the Term Loan Facility will be subject to customary “breakage” costs with respect to eurocurrency loans and a 2% prepayment premium until July 14, 2018, and a 1% prepayment premium after July 15, 2018, but before July 14, 2020, and thereafter no prepayment premium will apply to any voluntary prepayment of term loans. Such prepayment premium may also apply to certain repricing amendments of the Term Loan Facility as further described therein. The Company incurred $8 million of debt issuance costs associated with the Term Loan Facility and recorded this amount as a direct deduction of the debt liability, which is being amortized over the life of the Term Loan Facility.

All obligations under the Credit Facilities are unconditionally guaranteed by Verso Holding, and certain of the subsidiaries of Verso Paper and are secured by liens on certain assets of Verso Holding and liens on substantially all of the assets of Verso Paper and the other guarantor subsidiaries. The security interest with respect to the ABL Facility consists of a first-priority lien on the current assets of Verso Paper and the guarantor subsidiaries, including accounts receivables, inventory, deposit accounts, securities accounts and commodities accounts, and a second-priority lien on all other collateral. The security interest with respect to the Term Loan Facility, consists of a first-priority lien on all other collateral and second-priority lien on collateral securing the ABL Facility.

The Credit Facilities contain financial covenants requiring the Company, among other things, to maintain a minimum fixed charge coverage ratio in certain circumstances and a maximum total net leverage ratio. The Credit Facilities also contain restrictions, among other things and subject to certain exceptions, on the Company’s ability to incur debt or liens, pay dividends, repurchase equity interest, prepay indebtedness, sell or dispose of assets and make investments in or merge with another company.

Scheduled principal payments on long-term debt during the years following December 31, 2017, are as follows:

(Dollars in millions)
2018	$60
2019	18
2020	18
2021	50
Total debt	$146

DIP Financing

In connection with the Chapter 11 Filings, Verso Finance, VPH and certain of its subsidiaries entered into an asset-based credit facility in an aggregate principal amount of up to $100 million, or the “Verso DIP Facility,” and NewPage Corp and certain of its subsidiaries entered into an asset-based credit facility in an aggregate principal amount of up to $325 million, or the “NewPage DIP ABL Facility,” and a term loan credit facility in an aggregate principal amount of $350 million, or the “NewPage DIP Term Loan Facility,” together with the NewPage DIP ABL Facility, the “NewPage DIP Facilities,” and NewPage DIP Facilities together with the Verso DIP Facility, the “DIP Facilities.” The NewPage DIP Term Loan Facility consisted of $175 million of new money term loans and $175 million of loans that aggregated and replaced existing loans outstanding on the Petition Date (i.e., such loans were deemed to become loans under the NewPage DIP Term Loan Facility), or “NewPage DIP Roll Up Loans.” On January 28, 2016, up to $550 million in loans under the DIP Facilities became available for borrowing following the entry of an order by the Bankruptcy Court approving the DIP Facilities on an interim basis on January 27, 2016. The Bankruptcy Court entered orders approving the DIP Facilities on a final basis on March 2, 2016.

Borrowings under the Verso DIP Facility bore interest at a rate equal to an applicable margin plus, at VPH’s and NewPage Corp’s option, either (a) a base rate determined by reference to the highest of (1) the U.S. federal funds rate plus 0.50%, (2) the prime rate of the administrative agent and (3) the adjusted LIBOR (as defined below) for a one-month interest period plus 1.00%, or (b) a eurocurrency rate, or “LIBOR” determined by reference to the costs of funds for eurocurrency deposits in dollars in the London interbank market for the interest period relevant to such borrowing, adjusted for certain additional costs. The applicable margin for advances under both the Verso DIP Facility and the NewPage DIP ABL was 1.50% for base rate advances and 2.50% for LIBOR advances. The applicable margin for advances under the NewPage DIP Term Loan Facility was 8.50% for base rate advances and 9.50% for LIBOR advances. Interest that accrued on any “rolled-up” term loans under the NewPage DIP Term Loan Facility was capitalized, compounded and added to the unpaid principal amount of such “rolled-up” loans on the applicable interest payment date. VPH and NewPage Corp paid commitment fees for the unused amount of commitments at an annual rate equal to 0.75% and 0.375%, respectively. The Company incurred $22 million of debt issuance costs associated with the DIP Facility which was recorded as interest expense on the Consolidated Statement of Operations during the period from January 1 to July 14, 2016 (Predecessor).

The DIP Facilities matured on the Effective Date of the Plan. On the maturity date, the Verso DIP Facility had no balance outstanding and the NewPage DIP ABL Facility had a $103 million outstanding balance which was repaid in full using the Credit Facilities entered into on the Effective Date. The NewPage DIP Term Loan Facility of $175 million of new money term loans was also repaid in full, while the $175 million of “rolled up” loans and its capitalized interests of $9 million, totaling to $184 million, were converted into Verso equity (see Note 2).

Pre-petition Debt

The filing of the Chapter 11 Cases by the Debtors on January 26, 2016 constituted an event of default and automatic acceleration under the agreements governing all of our debt (excluding the $23 million loan from Verso Finance to Chase NMTC Verso Investment Fund). As of the date of the filing of the Chapter 11 Cases, approximately $2.5 billion of debt and interest were outstanding under the Predecessor’s pre-petition credit agreements, excluding related unamortized deferred financing costs, discounts/premiums and deferred gains which were written off to Reorganization items, net upon filing the Chapter 11 Cases. All of the Predecessor’s pre-petition debt and interest were cancelled in exchange for the issuance of 34,390,643 of stock or 100% of the Company’s equity (see Note 2).

10. OTHER LONG-TERM LIABILITIES

Other long-term liabilities of the Successor consist of the following:

(Dollars in millions)	December 31, 2016	December 31, 2017
Other employee related obligations	$19	$15
Asset retirement obligations	13	14
Non-controlling interests	8	—
Other postretirement benefit obligation	5	—
Deferred compensation	—	3
Other	3	2
Other long-term liabilities	$48	$34

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

The following table provides a reconciliation of our basic and diluted loss or income per common share:

	Predecessor		Successor
	Year Ended	January 1, 2016	July 15, 2016	Year Ended
	December 31,	Through	Through	December 31,
	2015	July 14, 2016	December 31, 2016	2017
Net income (loss) available to common shareholders (in millions)	$(422)	$1,178	$(32)	$(30)
Weighted average common shares outstanding (in thousands)	80,838	81,450	34,391	34,432
Weighted average restricted shares (in thousands)	457	397	—	—
Weighted average common shares outstanding - basic (in thousands)	81,295	81,847	34,391	34,432
Dilutive shares from stock awards (in thousands)	—	—	—	—
Weighted average common shares outstanding - diluted (in thousands)	81,295	81,847	34,391	34,432
Basic income (loss) per share	$(5.19)	$14.39	$(0.93)	$(0.87)
Diluted income (loss) per share	$(5.19)	$14.39	$(0.93)	$(0.87)

As a result of the net loss from continuing operations presented for the Successor, 0.2 million and 0.6 million restricted stock units as of December 31, 2016 and 2017, respectively, and 1.8 million Plan Warrants have been excluded from the calculations of diluted earnings per share as their inclusion would be anti-dilutive. In accordance with ASC Topic 260, Earnings Per Share, unvested restricted stock awards issued by the Predecessor contained nonforfeitable rights to dividends and qualified as participating securities. No dividends were declared or paid in the periods presented.

12. RETIREMENT AND OTHER POSTRETIREMENT BENEFITS

Defined Benefit Plans

Verso has three defined benefit pension plans covering approximately 81% of our employees. The pension plans provide defined benefits based on years of service multiplied by a flat monetary benefit or based on a percentage of compensation as defined by the respective plan document. As of December 31, 2015, all of our defined benefit pension plans were frozen to new entrants. The majority of our pension plan participants are in the union hourly plan and continue to earn service accruals toward their pension benefits but no longer receive multiplier increases. We also offer a cash balance defined benefit pension plan for certain salaried employees in which participants continue to earn annual interest credits, but no longer earn cash balance benefit credits and a pension plan for certain non-union hourly employees for which benefit accruals are frozen.

The following tables summarize the components of net periodic pension cost (income) of our pension plans for the periods presented:

	Predecessor		Successor
	Year Ended	January 1, 2016	July 15, 2016	Year Ended
	December 31,	Through	Through	December 31,
(Dollars in millions)	2015	July 14, 2016	December 31, 2016	2017
Components of net periodic pension cost (income):
Service cost	$11	$9	$8	$16
Interest cost	65	36	31	65
Expected return on plan assets	(83)	(40)	(39)	(75)
Amortization of actuarial loss	2	1	—	—
Curtailment	1	—	—	—
Special termination benefits	3	—	—	—
Net periodic pension cost (income)	$(1)	$6	$—	$6

During 2015, a loss related to curtailment and special termination benefits of $4 million was recognized in Restructuring charges in the Consolidated Statement of Operations due to production capacity reductions at the Androscoggin Mill.

The following table provides detail on net actuarial (gain) loss recognized in Accumulated other comprehensive (income) loss of the Successor:

(Dollars in millions)	December 31, 2016	December 31, 2017
Amounts recognized in Accumulated other comprehensive (income) loss:
Net actuarial (gain) loss, net of tax	$(126)	$(133)

There is no estimated net actuarial (gain) loss that will be amortized from Accumulated other comprehensive income into net periodic pension cost (income) during 2018.

We make contributions that are sufficient to fund our actuarially determined costs, generally equal to the minimum amounts required by the Employee Retirement Income Security Act. The Predecessor made contributions to the pension plans of $28 million in 2015 and $16 million through July 14, 2016. Successor contributions were $10 million in 2016 and $32 million in 2017. In 2018, we expect to make cash contributions of $48 million to the pension plans. We expect no plan assets to be returned to the Company in 2018.

The following table sets forth a reconciliation of the pension plans’ benefit obligations, plan assets and funded status for the periods presented:

	Predecessor	Successor
	January 1, 2016	July 15, 2016	Year Ended
	Through	Through	December 31,
(Dollars in millions)	July 14, 2016	December 31, 2016	2017
Change in Projected Benefit Obligation:
Benefit obligation at beginning of period	$1,672	$1,839	$1,672
Service cost	9	8	16
Interest cost	36	31	65
Actuarial (gain) loss	162	(152)	106
Benefits paid	(40)	(54)	(106)
Benefit obligation at end of period	$1,839	$1,672	$1,753
Change in Plan Assets:
Plan assets at fair value at beginning of period	$1,144	$1,192	$1,181
Actual net return on plan assets	72	33	189
Employer contributions	16	10	32
Benefits paid	(40)	(54)	(106)
Plan assets at fair value at end of period	$1,192	$1,181	$1,296
Funded status at end of period	$(647)	$(491)	$(457)

The accumulated benefit obligation for the Predecessor was $1,839 million at July 14, 2016. The accumulated benefit obligation for the Successor was $1,672 million at December 31, 2016 and $1,753 million at December 31, 2017.

The following table summarizes expected future pension benefit payments:

(Dollars in millions)
2018	$88
2019	89
2020	91
2021	95
2022	97
2023-2027	508

We evaluate our actuarial assumptions annually as of December 31 (the measurement date) and consider changes in these long-term factors based upon market conditions and the requirements of ASC Topic 715. These assumptions are used to calculate benefit obligations as of December 31 of the current year and pension expense to be recorded for the following year. The discount rate assumption reflects the yield on a portfolio of high quality fixed-income instruments that have a similar duration to the plans’ liabilities. The expected long-term rate of return assumption reflects the average return expected on the assets invested to provide for the plans’ liabilities.

The actuarial assumptions used in the defined benefit pension plans were as follows:

	Predecessor		Successor
	Year Ended	January 1, 2016	July 15, 2016	Year Ended
	December 31,	Through	Through	December 31,
	2015	July 14, 2016	December 31, 2016	2017
Weighted average assumptions used to determine benefit obligations as of end of period:
Discount rate	4.17%	3.43%	3.99%	3.51%
Rate of compensation increase	N/A	N/A	N/A	N/A
Weighted average assumptions used to determine net periodic pension cost for the period:
Discount rate	3.98%	4.17%	3.43%	3.98%
Rate of compensation increase	N/A	N/A	N/A	N/A
Expected long-term return on plan assets	7.05%	6.75%	6.75%	6.50%

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

The following table provides the pension plans’ asset allocation for the periods presented:

	Allocation of Plan Assets
	2016	Allocation on	2017	Allocation on
	Targeted	December 31,	Targeted	December 31,
	Allocation	2016	Allocation	2017
Fixed income:	35-55%		35-55%
Fixed income funds		36%		32%
Equity securities:	35-60%		35-60%
Domestic equity funds - large cap		31%		32%
Domestic equity funds - small cap		5%		6%
International equity funds		17%		20%
Other:	4-15%		4-15%
Hedge funds, private equity, real estate, commodities		11%		10%

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

The following table sets forth by level, within the fair value hierarchy, the pension plans’ assets at fair value as of the Successor periods presented:

(Dollars in millions)	Total	Level 1	Level 2	Level 3	Assets Valued at NAV Practical Expedient
December 31, 2017
Fixed income funds	$418	$54	$—	$—	$364
Domestic equity funds - large cap	412	22	—	—	390
International equity funds	266	126	—	—	140
Domestic equity funds - small cap	73	11	—	—	62
Other (hedge funds, private equity, real estate, commodities)	127	4	—	—	123
Total assets at fair value	$1,296	$217	$—	$—	$1,079
December 31, 2016
Fixed income funds	$421	$58	$—	$—	$363
Domestic equity funds - large cap	365	22	—	—	343
International equity funds	204	94	—	—	110
Domestic equity funds - small cap	64	10	—	—	54
Other (hedge funds, private equity, real estate, commodities)	127	7	—	—	120
Total assets at fair value	$1,181	$191	$—	$—	$990

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

(Dollars in millions)	Fair Value	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Multi-Strategy Hedge Fund (1)	$2	$—	Annually	45 days
Debt Securities Hedge Fund (2)	65	—	Semi-Annually	90 days
Private Equity (3)	13	2	N/A	N/A
	$80	$2
_________
(1) The fund invests in equities, equity-related instruments, fixed income and other debt-related instruments, real estate and other tangible assets, cash and cash equivalents, options, futures, swaps and other derivatives. The fund utilizes leverage in its investment program and includes both long and short positions. The fund’s investment objective is to generate consistent, absolute returns with low volatility.
(2) The fund’s objective is to achieve superior risk-adjusted total returns by investing primarily in public and private non-investment grade and nonrated debt securities. Securities and other instruments acquired by the Fund may include all types of debt obligations consisting primarily of public and private non-investment grade and nonrated debt, convertible bonds, preferred stock, bank debt, middle market loans and notes, trade claims, liquidating trusts, assignments, options swaps and any other securities with fixed-income characteristics, including, without limitation, debentures, notes deferred interest, pay-in-kind or zero coupon bonds, mortgages and mortgage-backed securities, collateralized mortgage obligations, other real-estate related instruments. The fund may also acquire common or preferred stock, warrants to purchase common or preferred stock, and any other equity interests.
(3) This category consists of several private equity funds some of which invest in limited partnerships which make equity-oriented investments in young, growing or emerging companies or entities. Additionally, the funds can invest in limited partnerships or other pooled investment vehicles which, in turn, make investments in management buy-in, management buy-out, leveraged buy-out, mezzanine, special situation and recapitalization transactions or other partnerships either directly or purchased in the secondary market, as well as investments in mezzanine, distressed and venture debt. These funds invest in a wide range of industries primarily in the United States. These investments cannot be redeemed. Instead, distributions are received when the underlying assets of the funds are liquidated.

Other Postretirement Benefits

The following table sets forth a reconciliation of the other postretirement benefit obligations, plan assets and funded status as of the periods presented:

	Predecessor	Successor
	January 1, 2016	July 15, 2016	Year Ended
	Through	Through	December 31,
(Dollars in millions)	July 14, 2016	December 31, 2016	2017
Change in Projected Benefit Obligation:
Benefit obligation at beginning of period	$37	$35	$7
Interest cost	1	1	—
Plan amendments and settlements	—	(25)	(7)
Benefits paid	(4)	(3)	(3)
Actuarial (gain) loss	1	(1)	5
Benefit obligation at end of period	$35	$7	$2
Change in Plan Assets:
Plan assets at fair value at beginning of period	$—	$—	$—
Employer contributions	4	3	3
Benefits paid	(4)	(3)	(3)
Plan assets at fair value at end of period	$—	$—	$—
Funded status at end of period	$(35)	$(7)	$(2)

	Predecessor	Successor
	January 1, 2016	July 15, 2016	Year Ended
	Through	Through	December 31,
(Dollars in millions)	July 14, 2016	December 31, 2016	2017
Included in the balance sheet:
Other current liabilities	$(3)	$(2)	$(2)
Other long-term obligations	(32)	(5)	—
Total net liability	(35)	(7)	(2)
Weighted average assumptions used to determine benefit obligations as of end of period:
Discount rate	3.09%	3.32%	—
Weighted average assumptions used to determine net periodic pension cost for the period:
Discount rate	3.73%	3.09%	3.32%

The assumed discount rates used in determining the benefit obligations were determined by reference to the yield of a settlement portfolio from a universe of high quality bonds across the full maturity spectrum generally rated at Aa maturing in conjunction with the expected timing and amount of future benefit payments.

Effective December 31, 2016 we ceased providing postretirement benefits of certain retirees not covered by collective bargaining agreements and retirees who were covered by a collective bargaining agreement who retired prior to December, 2012. For the retirees who retired after December 2012, postretirement benefits ceased effective December 31, 2017 for a portion of the retirees, and will cease on March 31, 2018 for the remaining retirees. These actions resulted in a gain on plan termination of $25 million in the period from July 15, 2016 through December 31, 2016 (Successor) and $4 million in the year ended December 31, 2017 (Successor), primarily included in Costs of products sold in the Consolidated Statements of Operations.

The following table summarizes the components of net periodic postretirement cost (income) for the periods presented:

	Predecessor		Successor
	Year Ended	January 1, 2016	July 15, 2016	Year Ended
	December 31,	Through	Through	December 31,
(Dollars in millions)	2015	July 14, 2016	December 31, 2016	2017
Components of net periodic postretirement cost (income):
Service cost	$—	$—	$—	$—
Interest cost	1	1	1	—
Amortization of prior service cost	(3)	—	—	—
Settlement	—	—	(25)	(4)
Net periodic postretirement cost (income)	$(2)	$1	$(24)	$(4)

The annual rate of increase in healthcare costs is assumed to decline ratably each year until reaching 4.5% in 2030.

A one-percentage-point change in assumed retiree healthcare costs trend rates would have an insignificant impact on the total service cost, interest cost and accumulated postretirement benefit obligation at December 31, 2017 (Successor).

The following table provides detail on net actuarial (gain) loss recognized in Accumulated other comprehensive (gain) loss for the Successor:

(Dollars in millions)	December 31, 2016	December 31, 2017
Amounts recognized in Accumulated other comprehensive (income) loss:
Net actuarial (gain) loss, net of tax	$(1)	$1

There is $1 million estimated net actuarial (gain) loss that will be amortized from Accumulated other comprehensive (income) loss into net periodic postretirement (income) cost during 2018.

In 2018, we expect to make cash contributions of approximately $2 million to the other postretirement benefit plans. No future postretirement benefit payments are expected subsequent to 2018.

Defined Contribution Plans

We also sponsor defined contribution plans for certain employees. Employees may elect to contribute a percentage of their salary on a pre-tax basis, subject to regulatory limitations, into an account with an independent trustee which can then be invested in a variety of investment options at the employee’s discretion. We may also contribute to the employee’s account depending upon the requirements of the plan. For certain employees, these employer contributions may be in the form of a specified percentage of each employee’s total compensation or in the form of discretionary profit-sharing that may vary depending on the achievement of certain company objectives. Certain defined contribution benefits are provided in accordance with collective bargaining agreements. Expenses under these plans are presented below.

We sponsor 401(k) plans to provide salaried and hourly employees an opportunity to accumulate personal funds and to provide additional benefits for retirement. Employee contributions may be made on a before-tax or after-tax basis to the plan. Employer matching contributions under the plans are presented below.

	Predecessor		Successor
	Year Ended	January 1, 2016	July 15, 2016	Year Ended
	December 31,	Through	Through	December 31,
(Dollars in millions)	2015	July 14, 2016	December 31, 2016	2017
Defined Contribution Plans
Defined contribution benefits expense	$17	$8	$8	$14
Employer 401(k) matching contributions	16	8	6	14

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
Verso issues service based restricted stock units to its executives, directors and certain senior managers based on the closing market price of our Class A Common Stock on the date of grant. We also awarded 449 thousand restricted stock units for which the performance criteria has not been established as of December 31, 2017 and therefore are not included in the table below. As of December 31, 2017, there was $3 million of unrecognized compensation cost related to restricted stock units which are expected to be recognized over a weighted-average period of approximately 3 years.
The following table summarizes the restricted stock units activity that occurred subsequent to the Effective Date.

	Successor
(in thousands)	Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value Per Share
Outstanding on 7/15/2016	—	$—
Granted	162	11.19
Forfeited	(2)	11.50
Outstanding on 12/31/2016	160	11.18
Granted	528	6.41
Vested	(73)	10.81
Forfeited	(32)	11.50
Outstanding on 12/31/2017	583	6.89
Prior to the Effective Date, Verso had shares and share-based awards outstanding under the Amended and Restated 2008 Incentive Award Plan, or the “2008 Incentive Plan.” On the Effective Date, pursuant to the operation of the Plan, the prior employee incentive plans and other employment agreements were terminated and any awards issued under them were no longer honored. Under the 2008 Incentive Plan, up to 11 million shares of Predecessor common stock were authorized for the issuance of stock awards to be granted to employees, consultants, and directors upon approval by the board of directors.

We had issued non-qualified stock options to certain non-employee directors that vested upon grant and expired 10 years from the date of grant. We also issued time-based non-qualified stock options to officers and management employees in 2016 and 2015. The time-based options vested one to three years from the date of grant and expired seven years from the date of grant.

Further information relating to stock options is as follows:

(in thousands)	Options Outstanding
Outstanding on 12/31/2014 (Predecessor)	6,464
Options granted	2,809
Forfeited	(647)
Exercised	(9)
Outstanding on 12/31/2015 (Predecessor)	8,617
Cancellation of Predecessor stock awards	(8,617)
Outstanding on 7/15/2016 (Successor)	—

There were no stock options outstanding as of December 31, 2016 and 2017 (Successor).

The Predecessor recognized equity award expense of $3 million for the year ended December 31, 2015 and $4 million for the period from January 1, 2016 to July 14, 2016. Equity award expense for the period July 15, 2016 to December 31, 2016 (Successor) was negligible. We recognized equity award expense of $1 million for the year ended December 31, 2017 (Successor).

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

Transactions with Affiliates — Prior to the Effective Date, we transacted business with affiliates of Apollo from time to time. Our product sales to Apollo affiliates were $15 million for the period of January 1, 2016 through July 14, 2016 (Predecessor) and $26 million for the year ended December 31, 2015 (Predecessor). Our related accounts receivable were $3 million as of July 14, 2016 (Predecessor). Our product purchases from Apollo affiliates were negligible for the Predecessor. As of the Effective date, Apollo is no longer a related party.

For the period from July 15 to December 31, 2016 (Successor) and for the year ended December 31, 2017 (Successor), we did not transact business with affiliates, however upon the Effective Date, several of our significant debtholders became our stockholders.

15. RESTRUCTURING CHARGES

NewPage Acquisition — In January 2015, in connection with the NewPage acquisition, Verso executed a restructuring of its operations to integrate the historical Verso and NewPage operations, generate cost savings and capture synergies across the combined company.
The following table details the charges incurred related to the NewPage acquisition as included in Restructuring charges on our Consolidated Statement of Operations for the Predecessor. Restructuring costs of the Predecessor were primarily attributable to the paper segment.

	Year Ended
	December 31,	Cumulative
(Dollars in millions)	2015	Incurred
Property and equipment - disposal	$4	$4
Severance and benefit costs	16	16
Total restructuring costs	$20	$20
Corporate Restructuring — In November 2016, Verso announced the closure of its Memphis office headquarters and relocation of its Corporate headquarters to Miamisburg, Ohio. The following table details the charges incurred related to the Memphis office closure as included in Restructuring charges on our Consolidated Statements of Operations for the Successor:

	July 15, 2016	Year Ended
	Through	December 31,	Cumulative
(Dollars in millions)	December 31, 2016	2017	Incurred
Severance and benefit costs	$2	$1	$3
Write-off of purchase obligations	—	2	2
Other costs	—	1	1
Total restructuring costs	$2	$4	$6

The following table details the changes in our restructuring reserve liabilities related to Corporate restructuring activities including the Memphis corporate headquarters closure (Successor) and NewPage acquisition (Predecessor) as included in Accrued liabilities on our Consolidated Balance Sheets:

	Predecessor	Successor
	January 1, 2016	July 15, 2016	Year Ended
	Through	Through	December 31,
(Dollars in millions)	July 14, 2016	December 31, 2016	2017
Beginning balance of reserve	$5	$2	$3
Severance and benefit costs	—	2	1
Severance and benefit payments	(3)	(1)	(4)
Purchase obligations	—	—	2
Other costs	—	—	1
Payments on other costs	—	—	(1)
Ending balance of reserve	$2	$3	$2
Androscoggin/Wickliffe Capacity Reductions — On August 20, 2015, we announced plans to make production capacity reductions at two of our mills by shutting down the No. 1 pulp dryer and No. 2 paper machine at our Androscoggin Mill in Jay, Maine, and by indefinitely idling our Wickliffe Mill in Wickliffe, Kentucky. Together, these actions reduced our production capacity by approximately 430,000 tons of coated paper and approximately 130,000 tons of dried market pulp. As a result, we recognized $58 million of accelerated depreciation which is included in Depreciation, amortization and depletion in our Consolidated Statement of Operations for the year ended December 31, 2015 (Predecessor). On April 5, 2016, we announced our decision to permanently close the Wickliffe Mill and the associated Property, plant and equipment were written down to salvage value. On November 1, 2016 we announced the temporary idling of the No. 3 paper machine at our Androscoggin Mill and on July 19, 2017, we announced plans to permanently shut down the No. 3 paper machine and associated equipment, reducing annual coated paper production capacity by approximately 200,000 tons. In connection with the temporary idling of the No. 3 paper machine at our Androscoggin Mill, we determined a reduction in the useful life of the machine was necessary and accordingly recognized $43 million of accelerated depreciation during the fourth quarter of 2016 (Successor) and an additional $6 million of accelerated depreciation during the first quarter of 2017 (Successor), which is included in Depreciation, amortization and depletion in our Consolidated Statements of Operations for the respective periods. As a result of the acceleration of depreciation, no impairment charge was required to be recorded with the temporary idling or closure of the No. 3 paper machine and associated equipment at the Androscoggin Mill.

The following table details the charges incurred related primarily to the Androscoggin/Wickliffe capacity reductions and primarily attributable to the paper segment as included in Restructuring charges on our Consolidated Statements of Operations for the Predecessor:

	Year Ended	January 1, 2016
	December 31,	Through	Cumulative
(Dollars in millions)	2015	July 14, 2016	Incurred
Property and equipment	$—	$127	$127
Severance and benefit costs	16	10	26
Write-off of spare parts, inventory and other assets	3	9	12
Write-off of purchase obligations and commitments	1	2	3
Other costs	1	3	4
Total restructuring costs	$21	$151	$172
Severance and benefit costs for the year ended December 31, 2015 (Predecessor) in excess of severance and benefits costs accrued were primarily the result of $4 million of non-cash pension expenses and $1 million of salaries and benefit costs for employees continuing to provide services, which were expensed as incurred.

Severance and benefit costs for the period January 1, 2016 to July 14, 2016 (Predecessor) in excess of severance and benefits costs accrued were primarily the result of $3 million of salaries and benefit costs for employees continuing to provide services, which were expensed as incurred.

The following table details the charges incurred related primarily to the Androscoggin/Wickliffe capacity reductions as included in Restructuring charges on our Consolidated Statements of Operations for the Successor:

	July 15, 2016	Year Ended
	Through	December 31,	Cumulative
(Dollars in millions)	December 31, 2016	2017	Incurred
Severance and benefit costs	$5	$—	$5
Write-off of purchase obligations and commitments	1	2	3
Other costs	3	3	6
Total restructuring costs	$9	$5	$14

The permanent shut down of the No. 3 paper machine and associated equipment has resulted in the elimination of jobs, impacting approximately 120 employees at the Androscoggin Mill. During the fourth quarter of 2016 (Successor), Verso incurred a charge to earnings of $4 million in severance and benefit costs, which were paid in the third quarter of 2017 (Successor). Verso also recorded a non-cash charge of $1 million for the write-off of spare parts and inventory produced on the No. 3 paper machine during the fourth quarter of 2016 (Successor). Verso does not expect to incur any additional charges as a result of the permanent closure of the No. 3 paper machine and associated equipment
The following table details the changes in our restructuring reserve liabilities related to the Androscoggin/Wickliffe capacity reductions as included in Accrued liabilities on our Consolidated Balance Sheets:

	Predecessor	Successor
	January 1, 2016	July 15, 2016	Year Ended
	Through	Through	December 31,
(Dollars in millions)	July 14, 2016	December 31, 2016	2017
Beginning balance of reserve	$7	$5	$6
Severance and benefit costs	7	4	—
Severance and benefit payments	(10)	(3)	(5)
Purchase obligations	2	1	2
Payments on purchase obligations	—	(1)	(2)
Purchase obligations reserve adjustments	(1)	—	—
Other costs	—	—	3
Payments on other costs	—	—	(3)
Ending balance of reserve	$5	$6	$1
Bucksport Mill Closure — On October 1, 2014, Verso announced plans to close our Bucksport Mill in Bucksport, Maine, and we ceased paper manufacturing operations in December 2014. The mill closure reduced Verso’s coated groundwood paper production capacity by approximately 350,000 tons and its specialty paper production capacity by approximately 55,000 tons. The Bucksport Mill and related assets were subsequently sold in January 2015.
The following table details the charges incurred related primarily to the Bucksport Mill closure in 2014 as included in Restructuring charges on our Consolidated Statement of Operations:

	Predecessor
	Year Ended
	December 31,	Cumulative
(Dollars in millions)	2015	Incurred
Property and equipment	$—	$89
Severance and benefit costs	2	29
Write-off of spare parts, inventory and other assets	—	14
Write-off of purchase obligations and commitments	6	8
Other costs	4	7
Total restructuring costs	$12	$147
There were no restructuring charges related to the Bucksport shutdown during 2016 or 2017.

16. INCOME TAXES

The following is a summary of the components of the (benefit) provision for income taxes for Verso:

	Predecessor		Successor
	Year Ended	January 1, 2016	July 15, 2016	Year Ended
	December 31,	Through	Through	December 31,
(Dollars in millions)	2015	July 14, 2016	December 31, 2016	2017
Current tax (benefit) provision:
U.S. federal	$—	$—	$—	$(6)
U.S. state and local	—	—	—	—
Total current tax (benefit) provision	—	—	—	(6)
Deferred tax (benefit) provision:
U.S. federal	(136)	549	(19)	64
U.S. state and local	(37)	78	2	(1)
Changes to reorganization	—	8	—	—
Total deferred tax (benefit) provision	(173)	635	(17)	63
Less: valuation allowance	170	(635)	17	(63)
Allocation to Other comprehensive (income) loss	—	—	(20)	(2)
Total income tax (benefit) provision	$(3)	$—	$(20)	$(8)

A reconciliation of income tax expense using the statutory federal income tax rate compared with actual income tax expense follows:

	Predecessor		Successor
	Year Ended	January 1, 2016	July 15, 2016	Year Ended
	December 31,	Through	Through	December 31,
(Dollars in millions)	2015	July 14, 2016	December 31, 2016	2017
Tax at Statutory U.S. Rate of 35% in 2017, 2016 and 2015	$(149)	$412	$(18)	$(13)
Increase resulting from:
Reorganization costs and fresh-start accounting	—	(680)	—	—
Federal tax rate change	—	—	—	71
Allocation to Other comprehensive (income) loss related to pension and other postretirement benefits.	—	—	(20)	(2)
Federal net operating losses	—	818	—
Cancellation of debt income	11	—	—	—
Disallowed interest expense	5	—	—	—
Nondeductible transaction costs	(4)	—	—	—
Other expenses	1	—	—	—
Net permanent differences	13	138	(20)	69
Valuation allowance	170	(635)	17	(63)
Changed to reorganization	—	8	—	—
State income taxes (benefit)	(37)	78	2	—
Other	—	(1)	(1)	(1)
Total income tax (benefit) provision	$(3)	$—	$(20)	$(8)

The following is a summary of the significant components of our net deferred tax asset (liability):

(Dollars in millions)	December 31, 2016	December 31, 2017
Deferred tax assets:
Net operating loss and credit carryforwards	$76	$72
Pension	251	147
Compensation obligations	25	14
Inventory reserves/capitalization	43	26
Capitalized expenses	4	4
Other	21	10
Gross deferred tax assets	420	273
Less: valuation allowance	(193)	(130)
Deferred tax assets, net of allowance	$227	$143
Deferred tax liabilities:
Property, plant and equipment	$(207)	$(139)
Cancellation of debt income deferral	(13)	(3)
Intangible assets	(4)	—
Other	(3)	(1)
Total deferred tax liabilities	(227)	(143)
Net deferred tax liabilities	$—	$—

The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Based on our lack of historical earnings, management believes it is more likely than not that Verso will not realize the benefits of those deductible differences.

Upon the Effective Date of the Plan, certain debt obligations of the Company were extinguished. Absent an exception, a debtor recognizes cancellation of debt income, or “CODI,” upon discharge of its outstanding indebtedness for an amount less than its original issue price. The Internal Revenue Code, or “IRC,” provides that a debtor in a bankruptcy case may exclude CODI from taxable income but must reduce certain of its tax attributes by the amount of the CODI realized as a result of the consummation of a plan of reorganization. Also, IRC Section 382 limits our ability to utilize our losses in the future. This has resulted in a reduction of our federal net operating losses available to be utilized in the future to $299 million at the end of 2017.

ASC 740-20-45-7 requires that a Company allocate tax expense to other comprehensive income, or “OCI,” and a corresponding tax benefit to income from continuing operations when there is a pre-tax loss from continuing operations and pretax income in OCI. In 2016 (Successor), Verso allocated $20 million of tax expense to OCI and recognized a $20 million tax benefit in continuing operations. In 2017 (Successor), Verso allocated $2 million of tax expense to OCI and recognized a $2 million tax benefit in continuing operations.

The valuation allowance for deferred tax assets as of December 31, 2016 (Successor) and December 31, 2017 (Successor) were $193 million and $130 million, respectively. The decrease in the valuation allowance in 2017 of $63 million is primarily attributable to the effect of federal tax reform enacted in the fourth quarter of 2017. It is less than more likely than not that Verso will realize these carryforward benefits in the future.

Income tax benefits of $147 million related to pension and other postretirement benefit obligations are recorded of which $34 million is attributable to other comprehensive income as of December 31, 2017 (Successor).

Verso’s policy is to record interest paid or received with respect to income taxes as interest expense or interest income, respectively, in the Consolidated Statements of Operations. The total amount of tax related interest and penalties in the Consolidated Balance Sheets was zero at December 31, 2016 (Successor) and 2017 (Successor). The amount of expense (benefit) for interest and penalties included in the Consolidated Statements of Operations was zero for all periods presented.

Verso has federal net operating loss carryforwards totaling $407 million as of December 31, 2017 (Successor), which begin to expire at the end of 2034. We estimate that these net operating losses have been reduced by attribute reduction and IRC Section 382 limits to $299 million available to be utilized in the future.

Verso has state net operating loss carryforwards, after apportionment, totaling $121 million available to be utilized in the future as of December 31, 2017 (Successor).

On December 22, 2017, the federal government enacted new tax reform legislation. The provisions of the U.S. Tax Cuts and Jobs Act of 2017 included a reduction in the corporate income tax rate from 35% to 21%. The reduction in the federal tax rate resulted in a reduction of deferred tax assets of $71 million offset with a corresponding decrease in the valuation allowance. Also included in the act was a repeal of the alternative minimum tax and provisions allowing for the refund of any minimum tax credit carryovers. Verso recognized a tax benefit of $6 million, which is included in Income tax benefit in the Consolidated Statement of Operations for the year ended December 31, 2017 (Successor), related to the recognition of a minimum tax credit carryover receivable. We expect to receive this refund over time starting in 2019 through 2022.

Based on our initial assessment of the Tax Act, we believe that the most significant impact on our financial statements is the refund of a minimum tax credit carryover. Quantifying all of the impacts of the Tax Act however requires significant judgment by our management, including the inherent complexities involved in determining the timing of reversals of our deferred tax assets and liabilities. Accordingly, we will continue to analyze the impacts of the Tax Act and, if necessary, record any further impacts in future periods.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(Dollars in millions)
Balance at December 31, 2015 - Predecessor	$3
Additions	—
Reductions	—
Balance at July 14, 2016 - Predecessor	$3

Balance at July 14, 2016 - Successor	$3
Additions	—
Reductions	—
Balance at December 31, 2016 - Successor	3
Additions	—
Reductions	(1)
Balance at December 31, 2017 - Successor	$2
None of the unrecognized tax benefits are expected to significantly increase or decrease in the next twelve months. None of the unrecognized tax benefits would, if recognized, affect the effective tax rate. The reduction in the balance in 2017 is related to the effects of the U.S. Federal Tax reforms enacted in 2017.

Verso files income tax returns in the United States for federal and various state jurisdictions. As of December 31, 2017, periods beginning in 2014 are still open for examination by various taxing authorities; however, taxing authorities have the ability to adjust net operating loss carryforwards from years prior to 2014. As of December 31, 2017, there are no ongoing federal or state income tax audits.

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

By virtue of its contribution, Chase was entitled to substantially all of the benefits derived from the NMTCs. This transaction included a put/call provision, exercised by Chase on December 31, 2017, whereby we repurchased Chase’s interest. The value attributed to the put/call is de minimis. The NMTC was subject to 100% recapture for a period of 7 years as provided in the Internal Revenue Code. We are required to be in compliance with various regulations and contractual provisions that apply to the NMTC arrangement. Non-compliance with applicable requirements could result in projected tax benefits not being realized and, therefore, could require us to indemnify Chase for any loss or recapture of NMTCs related to the financing until such time as our obligation to deliver tax benefits is relieved and the period open for examination by federal authorities has expired. We do not anticipate any credit recaptures will be required in connection with this arrangement.

Until December 31, 2017, the Investment Fund was determined to be a variable interest entity, or “VIE,” of which we were the primary beneficiary, and this consolidated it in accordance with the accounting standard for consolidation. The impact of the VIE was $8 million of Other long-term liabilities as of December 31, 2016 (Successor). Incremental costs to maintain the structure during the compliance period were recognized as incurred. After the exercise of the put option, the Investment Fund has become a wholly owned subsidiary of Verso. Chase’s contribution, net of syndication fees, was included in Other long-term liabilities in the Consolidated Balance Sheets prior to December 31, 2017 (Successor). At the end of the recapture period in December 2017, and as a result of the put, all obligations to Chase have been met and the $8 million, net of related expenses of $1 million, is recorded as an extinguishment gain and included in Other (income) expense in the Consolidated Statement of Operations for the period ended December 31, 2017 (Successor).

18. COMMITMENTS AND CONTINGENCIES

Operating Leases — We have entered into operating lease agreements, which expire at various dates through 2022, primarily related to warehouse and office space leases. Rental expense under operating leases amounted to $10 million for the year ended December 31, 2017 (Successor), $4 million for the period July 15, 2016 to December 31, 2016 (Successor), $6 million for the period January 1, 2016 to July 14, 2016 (Predecessor) and $16 million for the year ended December 31, 2015 (Predecessor).

The following table represents the future minimum rental payments due under non-cancelable operating leases that have initial or remaining lease terms in excess of one year, as of December 31, 2017 (Successor).

(Dollars in millions)
2018	$5
2019	1
2020	1
2021	1
2022	—
Thereafter	—
Total	$8

Purchase obligations — We have entered into unconditional purchase obligations in the ordinary course of business for the purchase of certain raw materials, energy and services. The following table summarizes our unconditional purchase obligations, as of December 31, 2017 (Successor).

(Dollars in millions)
2018	$52
2019	46
2020	39
2021	9
2022	5
Thereafter	11
Total	$162

Represented Employees — Approximately 70% of our hourly workforce is represented by unions. All represented employees were covered by a Master Labor Agreement from 2012 to 2016 that covered wages and benefits. Certain represented mills also had local agreements covering general work rules. The Master Agreement expired in December 2016. The parties are engaged in collective bargaining at the Luke Mill and Escanaba Mill and continue to work under the terms and conditions of their expired agreements.

Severance Arrangements — Under our severance policy, and subject to certain terms and conditions, if the employment of a regular, full-time salaried employee or regular, full-time hourly employee is terminated under specified circumstances, the employee is eligible to receive a termination allowance based on the employee’s eligible pay, employee classification and applicable service as follows: (i) one week of eligible pay multiplied by years of service not in excess of 10 years of service for employees with one through 10 years of service and (ii) for employees with eleven and above years of service, an additional two weeks of eligible pay multiplied by years of service in excess of 10 years of service. In any event, the allowance is not less than two weeks of eligible pay and not more than 52 weeks of eligible pay. Termination allowances for union employees are subject to collective bargaining rules. We also may elect to provide the employee with other severance benefits such as prorated and/or reduced incentive awards under our incentive plans and programs, subsidized continuation of medical and dental insurance coverage and outplacement services. Our executive officers are also entitled to receive additional severance benefits under their contracts with us in the event of the termination of their employment under certain circumstances.

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

19. INFORMATION BY INDUSTRY SEGMENT

We have two operating segments, paper and pulp, however, subsequent to the Effective Date, we have determined that the operating loss of the pulp segment is immaterial for disclosure purposes. In 2017, pulp sales were less than 10% of our consolidated net sales and gross margin (as defined in Note 20). In 2017, net sales by product were approximately $1,378 million for printing papers, $566 million for specialty paper, $221 million for coated groundwood paper, $148 million for supercalendered paper and $148 million for pulp. Our paper products are used primarily in media and marketing applications, including catalogs, magazines and commercial printing applications such as high-end advertising brochures, annual reports and direct-mail advertising. Our market kraft pulp is used to manufacture printing, writing and specialty paper grades and tissue products. Our assets are utilized across segments in our integrated mill system and are not identified by segment or reviewed by management on a segment basis. We operate primarily in one geographic segment, North America.

The following table summarizes the reportable segments for the year ended December 31, 2015 (Predecessor) and for the period from January 1, 2016 through July 14, 2016 (Predecessor):

	Year Ended	January 1, 2016
	December 31,	Through
(Dollars in millions)	2015	July 14, 2016
Net sales:
Paper	$2,914	$1,349
Pulp	252	91
Intercompany eliminations	(44)	(23)
Total	$3,122	$1,417
Operating income (loss):
Paper (1)	$(129)	$(104)
Pulp	(26)	(17)
Total	$(155)	$(121)
Depreciation, amortization and depletion:
Paper	$278	$92
Pulp	30	8
Total	$308	$100
Capital expenditures:
Paper	$51	$26
Pulp	13	5
Total	$64	$31
(1)In 2015, Restructuring charges attributable to the paper segment was $49 million. Operating losses in the period from January 1, 2016 to July 14, 2016 (Predecessor), include $135 million of Restructuring charges attributable to the paper segment and $16 million of Restructuring charges related to the pulp segment.

20. UNAUDITED QUARTERLY DATA

Our quarterly financial data is as follows:

	Predecessor			Successor
			July 1,	July 15,
			2016	2016
(Dollars in millions, except per share amounts)	First	Second	Through	Through	Fourth	First	Second	Third	Fourth
	Quarter	Quarter	July 14,	September 30,	Quarter	Quarter	Quarter	Quarter	Quarter
	2016	2016	2016	2016	2016	2017	2017	2017	2017
Summary Statement of Operations Data:
Net sales	$690	$630	$97	$578	$646	$616	$585	$621	$639
Cost of products sold (exclusive of depreciation, amortization and depletion)	618	548	83	559	539	560	571	552	554
Depreciation, amortization and depletion	48	45	7	24	69	33	27	27	28
Selling, general and administrative expenses	47	40	8	23	26	33	24	24	25
Restructuring charges (1)	144	7	—	2	9	2	2	4	1
Other operating (income) expense	(57)	—	—	2	6	—	—	—	1
Interest expense	26	11	2	8	9	9	10	10	9
Reorganization items, net	(48)	12	(1,302)	—	—	—	—	—	—
Other (income) expense	—	—	—	—	—	—	—	—	(7)
Income tax benefit	—	—	—	—	(20)	—	—	—	(8)
Net income (loss)	(88)	(33)	1,299	(40)	8	(21)	(49)	4	36
Share Data:
Income (loss) per common share:
Basic	$(1.07)	$(0.40)	$15.88	$(1.16)	$0.23	$(0.61)	$(1.42)	$0.12	$1.04
Diluted	(1.07)	(0.40)	15.88	(1.16)	0.23	(0.61)	(1.42)	0.12	1.04
Weighted average shares of common stock outstanding (thousands):
Basic	81,869	81,828	81,823	34,391	34,391	34,391	34,416	34,456	34,465
Diluted	81,869	81,828	81,823	34,391	34,391	34,391	34,416	34,460	34,618
Closing price per share:
High				$12.00	$7.16	$8.27	$6.07	$5.38	$17.57
Low				5.66	4.82	5.70	3.37	3.86	5.15
Period-end				6.45	7.10	6.00	4.69	5.09	17.57
(1) First quarter 2016 costs primarily associated with severance and employee related costs and other restructuring charges associated with the NewPage acquisition, the shutdown of a pulp dryer and paper machine at the Androscoggin Mill, the indefinite idling of the Wickliffe Mill and the closure of the Bucksport Mill.

21. SUBSEQUENT EVENT

On February 15, 2018, Verso announced plans to upgrade the shuttered No. 3 paper machine and pulp line at its Androscoggin Mill in Jay, Maine, enabling this equipment to restart in the third quarter of 2018 for the manufacture of packaging products. This project is expected to create approximately 120 full-time jobs at the Androscoggin Mill and increase annual paper production capacity by approximately 200,000 tons. The estimated total capital cost of the project is $17 million, $4 million of which will come from a Maine Technology Asset Fund 2.0 challenge grant administered by the Maine Technology Institute. Funds from the grant will be become available as certain milestones in the project are reached.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in reports that we file and submit under the Securities Exchange Act of 1934 as amended is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2017. Based upon this evaluation, and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2017.

Reports on Internal Control Over Financial Reporting

Management’s report on our internal control over financial reporting is included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

The report of our independent registered public accounting firm, Deloitte & Touche LLP, with respect to internal control over financial reporting is presented in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the fiscal quarter ended December 31, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item for Verso is incorporated by reference from portions of the definitive proxy statement of Verso Corporation to be filed within 120 days after December 31, 2017, pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with the 2018 annual meeting of stockholders of Verso Corporation. In addition, our Board of Directors has adopted a Code of Conduct that applies to all of our directors, employees and officers, including our Chief Executive Officer and Chief Financial Officer. The current version of the Code of Conduct is available on our website under the Corporate Governance section at www.versoco.com. To the extent required by rules adopted by the SEC and the New York Stock Exchange, we intend to promptly disclose future amendments to certain provisions of the Code of Conduct, or waivers of such provisions granted to executive officers and directors, on our website under the Corporate Governance section at www.versoco.com.

Item 11. Executive Compensation

The information required by this item for Verso is incorporated by reference from portions of the definitive proxy statement of Verso Corporation to be filed within 120 days after December 31, 2017, pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with the 2018 annual meeting of stockholders of Verso Corporation.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item for Verso is incorporated by reference from portions of the definitive proxy statement of Verso Corporation to be filed within 120 days after December 31, 2017, pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with the 2018 annual meeting of stockholders of Verso Corporation.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item for Verso is incorporated by reference from portions of the definitive proxy statement of Verso Corporation to be filed within 120 days after December 31, 2017, pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with the 2018 annual meeting of stockholders of Verso Corporation.

Item 14. Principal Accountant Fees and Services

The information required by this item for Verso is incorporated by reference from portions of the definitive proxy statement of Verso Corporation to be filed within 120 days after December 31, 2017, pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with the 2018 annual meeting of stockholders of Verso Corporation.

Part IV

Item 15. Exhibits, Financial Statement Schedules

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

10.2
Asset-Based Revolving Credit Agreement dated as of July 15, 2016, among Verso Finance, Verso Holdings, each of the subsidiaries of the borrower party thereto, the lenders party thereto, Wells Fargo Bank, National Association, as administrative agent, Barclays Bank PLC, as syndication agent, and Wells Fargo Bank, National Association and Barclays Bank PLC, as joint lead arrangers and joint bookrunners. (9)

10.3
First Amendment dated as of December 5, 2016, to Asset-Based Revolving Credit Agreement dated as of July 15, 2016, among Verso Paper Finance Holdings LLC, Verso Paper Holdings LLC, the subsidiary loan parties party thereto, the lenders party thereto, Wells Fargo Bank, National Association, as administrative agent, and the other parties party thereto. (10)

10.4
Senior Secured Term Loan Agreement dated as of July 15, 2016, among Verso Finance, Verso Holdings, each of the subsidiary loan parties party thereto, the lenders party thereto, Barclays Bank PLC, as administrative agent and collateral agent, and Barclays Bank PLC, Citigroup Global Markets Inc., and Credit Suisse Securities (USA) LLC, as joint lead arrangers and joint book runners. (11)

10.5
First Amendment dated as of December 5, 2016, to Senior Secured Term Loan Agreement dated as of July 15, 2016, among Verso Paper Finance Holdings LLC, Verso Paper Holdings LLC, the subsidiary loan parties party thereto, the lenders party thereto, Barclays Bank PLC, as administrative agent and collateral agent, and the other parties party thereto. (12)

10.6*	Verso Corporation Performance Incentive Plan. (13)

10.7*	Verso Paper Corp. Executive Retirement Program. (14)

10.8*
Verso Paper Deferred Compensation Plan, consisting of The CORPORATEplan for RetirementSM Executive Plan, Basic Plan Document, effective as of February 15, 2007, as amended and restated by the Adoption Agreement effective as of December 1, 2008, as further amended by the Verso Paper Deferred Compensation Plan Amendment effective as of April 10, 2009, and as further amended by the Second Amendment to Verso Paper Deferred Compensation Plan effective as of January 1, 2010. (15)

10.9*	Employment Agreement dated as of January 10, 2017 (effective as of February 1, 2017), between Verso Corporation and B. Christopher DiSantis. (16)

10.10*	Restrictive Covenant Agreement dated as of January 10, 2017 (effective as of February 1, 2017), between Verso Corporation and B. Christopher DiSantis. (17)

10.11*	Employment Offer Letter Agreement dated September 8, 2015, between Verso Corporation and Allen J. Campbell. (18)

10.12*	Restricted Stock Unit Award Agreement dated as of February 7, 2017, between Verso Corporation and B. Christopher DiSantis. (19)

10.13*	Separation Agreement dated June 30, 2017 between Verso Corporation and Peter H. Kesser. (20)

10.14*	Indemnification Agreement between Verso and the directors and officers of Verso Corporation and its subsidiaries (form). (21)

10.15*	Amended and Restated Confidentiality and Non-Competition Agreement between Verso Paper Corp. and each of its executives (form). (22)

10.16*	Form of Employee Restricted Stock Unit Award Agreement - 2016.

10.17*	Form of Non-Employee Director Restricted Stock Unit Award Agreement - 2016.

10.18*	Form of Employee Restricted Stock Unit Award Agreement - 2017.

10.19*	Form of Non-Employee Director Restricted Stock Unit Award Agreement - 2017.

10.20*	Form of Employee Restricted Stock Unit Award Agreement - 2018.

10.21*	Form of Amendment to 2017 Employee Restricted Stock Unit Award Agreement.

21	Subsidiaries of Verso Corporation.

23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.

23.2	Consent of Resource Information Systems, Inc.(23)

31.1	Certification of Principal Executive Officer.

31.2	Certification of Principal Financial Officer.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350. (24)

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350. (24)

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

 *  An asterisk denotes a management contract or compensatory plan or arrangement.

(1)	Incorporated herein by reference to Exhibit 2.1 of Verso Corporation’s Current Report on Form 8-K filed with the SEC on June 24, 2016.

(2)	Incorporated herein by reference to Exhibit 2.2 of Verso Corporation’s Current Report on Form 8-K filed with the SEC on June 24, 2016.

(3)	Incorporated herein by reference to Exhibit 3.1 to Verso Corporation’s Registration Statement on Form 8-A filed with the SEC on July 15, 2016.

(4)	Incorporated herein by reference to Exhibit 3.2 to Verso Corporation’s Registration Statement on Form 8-A filed with the SEC on July 15, 2016.

(5)	Incorporated herein by reference to Exhibit 4.1 to Verso Corporation’s Current Report on Form 8-K filed with the SEC on July 19, 2016.

(6)	Incorporated herein by reference to Exhibit 4.2 to Verso Corporation’s Current Report on Form 8-K filed with the SEC on July 19, 2016.

(7)	Included in Exhibit 10.1.

(8)	Incorporated herein by reference to Exhibit 10.4 to Verso Corporation’s Current Report on Form 8-K filed with the SEC on July 19, 2016.

(9)	Incorporated herein by reference to Exhibit 10.1 to Verso Corporation’s Current Report on Form 8-K filed with the SEC on July 19, 2016.

(10)	Incorporated herein by reference to Exhibit 10.1 to Verso Corporation’s Current Report on Form 8-K filed with the SEC on December 8, 2016.

(11)	Incorporated herein by reference to Exhibit 10.2 to Verso Corporation’s Current Report on Form 8-K filed with the SEC on July 19, 2016.

(12)	Incorporated herein by reference to Exhibit 10.2 to Verso Corporation’s Current Report on Form 8-K filed with the SEC on December 8, 2016.

(13)	Incorporated herein by reference to Exhibit 10.3 to Verso Corporation’s Current Report on Form 8-K filed with the SEC on July 19, 2016.

(14)	Incorporated herein by reference to Exhibit 10.2 to Verso Corporation’s Current Report on Form 8-K, filed with the SEC on December 30, 2009.

(15)	Incorporated herein by reference to Exhibit 10.1 to Verso Corporation’s Current Report on Form 8-K, filed with the SEC on December 30, 2009.

(16)	Incorporated herein by reference to Exhibit 10.1 to Verso Corporation’s Current Report on Form 8-K filed with the SEC on January 12, 2017.

(17)	Incorporated herein by reference to Exhibit 10.2 to Verso Corporation’s Current Report on Form 8-K filed with the SEC on January 12, 2017.

(18)	Incorporated herein by reference to Exhibit 10.1 to Verso Corporation’s Current Report on Form 8-K filed with the SEC on September 8, 2015.

(19)	Incorporated herein by reference to Exhibit 10.3 to Verso Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2017, filed with the SEC on May 15, 2017.

(20)	Incorporated herein by reference to Exhibit 10.1 to Verso Corporation’s Current Report on Form 8-K filed with the SEC on July 5, 2017.

(21)	Incorporated herein by reference to Exhibit 10.6 to Verso Corporation’s Current Report on Form 8-K filed with the SEC on July 19, 2016.

(22)	Incorporated herein by reference to Exhibit 10.2 to Verso Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2012, filed with the SEC on May 14, 2012.

(23)	Incorporated herein by reference to Exhibit 23.2 to Verso Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed with the SEC on March 6, 2012.

(24)	Furnished herewith.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 8, 2018
VERSO CORPORATION

	By:	/s/ B. Christopher DiSantis
B. Christopher DiSantis President, Chief Executive Officer, and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Position	Date

/s/ B. Christopher DiSantis	President, Chief Executive Officer, and Director	March 8, 2018
B. Christopher DiSantis	(Principal Executive Officer)

/s/ Allen J. Campbell	Senior Vice President and Chief Financial Officer	March 8, 2018
Allen J. Campbell	(Principal Financial Officer)

/s/ Robert M. Amen	Director	March 8, 2018
Robert M. Amen

/s/ Alan J. Carr	Director	March 8, 2018
Alan J. Carr

/s/ Eugene I. Davis	Director	March 8, 2018
Eugene I. Davis

/s/ Jerome L. Goldman	Director	March 8, 2018
Jerome L. Goldman

/s/ Steven D. Scheiwe	Director	March 8, 2018
Steven D. Scheiwe

/s/ Jay Shuster	Director	March 8, 2018
Jay Shuster