Form 10-K/A
period 2017-12-31
Verso Corp
filed 2018-04-30
CIK 1421182

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K/A

(Amendment No. 1)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Verso Corporation

(Exact name of registrant as specified in its charter)

Delaware	001-34056	75-3217389
(State of Incorporation or Organization)	(Commission File Number)	(IRS Employer Identification Number)

8540 Gander Creek Drive

Miamisburg, Ohio 45342

(Address, including zip code, of principal executive offices)

(877) 855-7243

(Registrant’s telephone number, including area code)

Securities registered pursuant to section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Class A common stock, $0.01 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: Class B common stock, $0.01 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐  Yes    ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐  Yes    ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☒

		Emerging growth company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐  Yes    ☒  No

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

As of April 19, 2018, Verso Corporation had 34,308,438 shares of Class A common stock, par value $0.01 per share, and 147,035 shares of Class B common stock, par value $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None.

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-K (this “Amendment”) amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (the “2017 Form 10-K”) originally filed on March 8, 2018 (the “Original Filing”) by Verso Corporation, a Delaware corporation (“Verso,” the “Company,” “we,” or “us”). We are filing this Amendment to present the information required by Part III of Form 10-K as we will not file our definitive proxy statement within 120 days of the end of our fiscal year ended December 31, 2017. Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing.

In this Amendment, Verso Corporation is referred to interchangeably as “Verso,” “we,” “our” and “us.”

Verso Corporation

Amendment No. 1 to Annual Report on Form 10-K

December 31, 2017

PART III

PART IV

Item 15.	Exhibits, Financial Statement Schedules	21

Signatures		S-1

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers of the Company

The following table and biographical descriptions provide information regarding our directors and executive officers as of the date of this Amendment.

Name	Age	Position(s)
B. Christopher DiSantis	47	President, Chief Executive Officer and Director
Adam St. John	54	Senior Vice President of Manufacturing
Michael A. Weinhold	53	President of Graphic Papers
Allen J. Campbell	60	Senior Vice President and Chief Financial Officer
Kenneth D. Sawyer	62	Senior Vice President of Human Resources and Communications
Robert M. Amen*	68	Director
Alan J. Carr	48	Director and Co-Chairman of the Board
Eugene I. Davis	63	Director and Co-Chairman of the Board
Jerome L. Goldman	67	Director
Steven D. Scheiwe	57	Director
Jay Shuster	63	Director

*	Mr. Amen previously notified the board of directors that he will not stand for re-election at Verso’s 2018 annual meeting of stockholders and will no longer serve on our board of directors following such annual meeting.

Executive Officers

B. Christopher DiSantis

Mr. DiSantis has been our President and Chief Executive Officer and a director of Verso since February 2017. Additional information about Mr. DiSantis is set forth below in the “Directors” section of this Amendment.

Adam St. John

Mr. St. John has been our Senior Vice President of Manufacturing since August 2016. He previously served in various operations management positions with Verso, most recently as Regional Vice President of Operations from 2015 to July 2016, Mill Manager of our Quinnesec mill in Michigan from 2011 to 2015, and Operations Manager of our Androscoggin mill in Maine from 2009 to 2011. Before joining Verso, Mr. St. John worked at Georgia-Pacific Corporation, a subsidiary of Koch Industries, Inc., in operations management roles at its mill in Old Town, Maine, from 1992 to 2006.

Michael A. Weinhold

Mr. Weinhold has been our President of Graphic Papers since February 2017. He previously served as our Senior Vice President of Sales, Marketing and Product Development from 2011 to January 2017 and our Senior Vice President of Sales and Marketing from 2006 to 2011. Before joining Verso, Mr. Weinhold worked at International Paper Company from 2000 to 2006, where he held sales, marketing and management positions in the Coated and Supercalendered Papers Division, including Business Manager from 2004 to 2006, Business Manager of Sales and Marketing from 2003 to 2004, and Director of Marketing and Product Development from 2001 to 2003. Mr. Weinhold worked at Champion International Corporation in sales and marketing positions from 1994 until it was acquired by International Paper Company in 2000.

Allen J. Campbell

Mr. Campbell has been our Senior Vice President and Chief Financial Officer since 2015. Before joining Verso, he worked at Cooper-Standard Holdings Inc., the parent company of Cooper-Standard Automotive Inc., a leading global supplier of systems and components for the automotive industry, from 1998 to 2015. At Cooper Standard, Mr. Campbell held accounting, finance and management positions, including Executive Vice President and Chief Infrastructure Officer in 2015 and Executive Vice President and Chief Financial Officer from 2005 to 2015. He worked at The Dow Chemical Company in accounting and finance positions from 1980 to 1998.

Kenneth D. Sawyer

Mr. Sawyer has been our Senior Vice President of Human Resources and Communications since 2015. He previously served as our Vice President of Human Resources from 2011 to 2015. Before joining Verso, Mr. Sawyer worked at AbitibiBowater, Inc. (now named Resolute Forest Products Inc.), a producer of pulp, paper and wood products, from 2007 to 2010, where he was Director of Human Resources for United States operations from 2009 to 2010 and Director of Human Resources for the Commercial Printing Papers Division in the United States, Canada and South Korea from 2007 to 2009. Mr. Sawyer worked at Bowater Incorporated, a manufacturer of pulp, paper and wood products, from 1999 to 2007, where he was Director of Process Improvement and Organization Effectiveness from 2006 to 2007 and Director of Human Resources of the Coated Papers Division from 1999 to 2006. Mr. Sawyer was Vice President of Human Resources of Dorsey Trailers, Inc., a transportation equipment manufacturer, from 1993 to 1999.

Directors

Verso’s board of directors currently consists of seven directors. Set forth below is a brief biographical description of each of our directors. The primary experience, qualifications, attributes and skills of each of our directors that led to the conclusion of the Corporate Governance and Nominating Committee and the board that such person should serve as a member of the board of directors are also described in the following paragraphs.

Robert M. Amen

Mr. Amen has been a director of Verso since 2015 and was our Chairman of the Board from September 2016 to October 2017. He was the Chairman of the Board and Chief Executive Officer of International Flavors & Fragrances Inc., a creator and manufacturer of flavors and fragrances used in consumer products and packaged goods, from 2006 to 2009. Mr. Amen worked at International Paper Company from 1980 to 2006 in management, sales and finance positions, including President from 2003 to 2006, Executive Vice President responsible for the paper business, technology and corporate marketing from 2000 to 2003, and Senior Vice President and President of International Paper – Europe from 1996 to 2000. During the past five years, he has served as a director of the following public companies: Balfour Beatty plc and NewPage Holdings Inc. Mr. Amen is an executive-in-residence at the Columbia University Business School and a member and the former Chair of the Advisory Board of the W. Edwards Deming Center for Quality, Productivity and Competitiveness at the school.

Mr. Amen provides Verso’s board of directors with broad and deep experience in the printing and writing papers industry, including four years as the principal executive officer of Verso’s business when it was a division of International Paper Company. His substantial management experience provides him with an in-depth understanding of our industry, business and organization which is useful in providing guidance to our management. In addition, Mr. Amen’s service as a director of other companies in a variety of industries, as well as his work with Columbia Business School, give him a range of experiences on which he can draw in serving as a Verso director and enhance his knowledge of effective corporate governance.

Alan J. Carr

Mr. Carr has been a director of Verso since July 2016 and our Co-Chairman since October 2017. He is the Chief Executive Officer of Drivetrain, LLC., a fiduciary services firm that he founded in 2013 and which supports the investment community in legally- and process-intensive investments as a representative, director or trustee. Mr. Carr was a Managing Director of Strategic Value Partners LLC, an investment manager for hedge and private equity funds, from 2003 to 2013, where he led financial restructurings for companies in North America and Europe. Mr. Carr was a corporate restructuring attorney with Skadden, Arps, Slate, Meagher & Flom LLP from 1997 to 2003. He is a director of the following public companies: Atlas Iron Limited, an iron ore exploration and mining company (which has entered into a definitive agreement to be acquired by Mineral Resources Limited); Midstates Petroleum Company, Inc., an oil and gas exploration and production company; and Tidewater Inc., an offshore vessel owner and manager. During the past five years, Mr. Carr has served as a director of Brookfield DTLA Fund Office Trust Investor Inc., Tanker Investments Ltd. and UCI Holdings Limited. In addition, he is and has been a director of several private companies in various industries.

With his significant experience in representing companies and investors in complex financial situations, Mr. Carr has gained substantial knowledge about strategic and financial matters which can inform his contributions as a Verso director. In addition, Mr. Carr’s service as a director of several public and private companies in diverse industries provides him with a range of experiences on which he can draw in serving as a Verso director and increases his knowledge of effective corporate governance.

Eugene I. Davis

Mr. Davis has been a director of Verso since July 2016 and our Co-Chairman since October 2017. He is the Chairman and Chief Executive Officer of PIRINATE Consulting Group, LLC, a privately held consulting firm specializing in turnaround management, merger and acquisition consulting, hostile and friendly takeovers, proxy contests and strategic planning advisory services for domestic and international public and private business entities. Since forming PIRINATE in 1997, Mr. Davis has advised, managed, sold, liquidated and served as a chief executive officer, chief restructuring officer, director, chairman or committee chairman of a number of businesses operating in diverse sectors. He was the President, Vice Chairman and a director of Emerson Radio Corporation, a consumer electronics company, from 1990 to 1997 and was the Chief Executive Officer and Vice Chairman of Sport Supply Group, Inc., a direct-mail marketer of sports equipment, from 1996 to 1997. Mr. Davis began his career in 1980 as an attorney and international negotiator with Exxon Corporation and Standard Oil Company (Indiana) and was in private practice from 1984 to 1998.

Mr. Davis is the Chairman of the Board of the following public companies – Atlas Iron Limited (Atlas Iron Limited has announced entry into a definitive agreement to be acquired by Mineral Resources Limited, and Mr. Davis has advised Atlas Iron Limited that he will not continue as its Chairman or remain on its board of directors after the acquisition is consummated); and U.S. Concrete, Inc., until its annual meeting of stockholders to be held on May 17, 2018 (Mr. Davis is not standing for reelection to its board of directors) – and a director of Titan Energy, LLC. During the past five years, Mr. Davis has been a director of the following public or formerly public companies: ALST Casino Holdco, LLC; Atlas Air Worldwide Holdings, Inc.; The Cash Store Financial Services, Inc.; Dex One Corp.; Genco Shipping & Trading Limited, Global Power Equipment Group, Inc.; Goodrich Petroleum Corp.; Great Elm Capital Corp.; GSI Group, Inc.; Hercules Offshore, Inc.; HRG Group, Inc.; Knology, Inc.; SeraCare Life Sciences, Inc.; Spansion, Inc.; Spectrum Brands Holdings, Inc.; Trump Entertainment Resorts, Inc. and WMIH Corp. In addition, Mr. Davis is and has been a director of several private companies in various industries.

As a result of his professional experiences, Mr. Davis possesses significant knowledge about strategic planning, mergers and acquisitions, finance, accounting, capital structure and board practices which enhances his effectiveness in providing oversight and direction as a Verso director. In addition, Mr. Davis’ service as a director of numerous public and private companies in various industries provides him with a range of experiences on which he can draw in serving as a Verso director and augments his knowledge of effective corporate governance.

B. Christopher DiSantis

Mr. DiSantis has been the President and Chief Executive Officer and a director of Verso since February 2017. Before joining Verso, he was the Chief Executive Officer of H-D Advanced Manufacturing Company, a diversified manufacturer of motion control products, from 2012 to January 2017. Mr. DiSantis was the Chief Executive Officer of Latrobe Specialty Metals, Inc., a worldwide supplier of premium alloys, from 2011 to 2012. He worked at Hawk Corporation, a global designer and manufacturer of friction technology solutions, from 2000 to 2010 in various management positions, including President and Chief Operating Officer from 2006 to 2010. Mr. DiSantis is a director and Chairman of the Board of Hardinge Inc., a manufacturer of precision machine tools. In addition, Mr. DiSantis is and has been a director of private companies in a variety of industries.

From his experiences as a leader of manufacturing businesses, Mr. DiSantis has obtained a wealth of knowledge about the complex business challenges and opportunities that face Verso and on which he can draw in serving as a Verso director. In addition, as our President and Chief Executive Officer, Mr. DiSantis is uniquely positioned as a director to contribute his in-depth knowledge of Verso’s industry, operations, financial condition, organization and other matters relating to our business during the course of discussions and decision-making by our board of directors. Finally, Mr. DiSantis’ service as a director of other companies in diverse industries provides him with a range of experiences on which he can draw in serving as a Verso director and enhances his knowledge of effective corporate governance.

Jerome L. Goldman

Mr. Goldman has been a director of Verso since July 2016. He was a corporate tax partner with Ernst & Young LLP, a global accounting and tax services firm, from 1984 to 2011, where he concentrated his practice on international tax, mergers and acquisitions, and accounting matters.

Mr. Goldman’s background and experience in tax and accounting are valuable to Verso’s board of directors, especially with respect to the financial reporting, internal audit and other oversight duties and responsibilities of the Audit Committee. In addition, Mr. Goldman’s many years of advising clients in a wide array of industries, including those involved in manufacturing, provide him with valuable insights on the business and financial issues confronting Verso, on which he can draw in serving as a Verso director.

Steven D. Scheiwe

Mr. Scheiwe has been a director of Verso since October 2016. He has been the President of Ontrac Advisors, Inc., a consultancy providing business analysis and management services to private equity firms, companies and funds managing distressed debt issues, since 2001. Mr. Scheiwe worked at Teletrac, Inc., a wireless location and telecommunications services provider, from 1995 to 2001 in management and legal positions, including Chief Executive Officer from 1999 to 2001 and General Counsel and Secretary from 1995 to 1999. He was the General Counsel and Secretary of Premier Page, Inc., a paging services provider, from 1988 to 1995. Mr. Scheiwe is a director of the following public company: WMIH Corp., a reinsurer of mortgage insurance policies in runoff mode. During the past five years, he has served as a director of the following public or formerly public companies: FiberTower Corporation; and Hancock Fabrics, Inc. In addition, Mr. Scheiwe is and has been a director of several private companies in various industries.

Mr. Scheiwe, by virtue of his professional experiences, has gained substantial knowledge of business planning and execution, mergers and acquisitions, finance and other aspects of managing a business enterprise which contributes to his effectiveness in providing oversight and guidance as a Verso director. In addition, Mr. Scheiwe’s service as a director of several public and private companies across a wide spectrum of industries provides him with diverse experiences on which he can draw in serving as a Verso director and increases his knowledge of effective corporate governance.

Jay Shuster

Mr. Shuster has been a director of Verso since July 2016. He has been the Managing Member of Shuster Group, LLC, a privately held business consulting firm, since 2011, through which he has continued a consulting practice begun in 2000 in which he has advised industrial and high-tech companies on strategic and operational planning, mergers and acquisitions, turnaround management, financial performance, management evaluation and other business needs. Mr. Shuster worked at Rock-Tenn Company, a paperboard and specialty packaging manufacturer, from 1979 to 2000 in management, finance and accounting positions, including President and Chief Operating Officer from 1996 to 2000, Executive Vice President and Chief Operating Officer from 1991 to 1995, Executive Vice President and General Manager of the Consumer Packaging Group from 1989 to 1991, Executive Vice President and General Manager of the Folding Carton Division from 1987 to 1989, Chief Financial Officer from 1981 to 1986, and Treasurer from 1981 to 1984. He began his career in 1975 as a certified public accountant with Arthur Andersen & Company. In addition, Mr. Shuster is and has been a director of several private companies in various industries.

Mr. Shuster’s lengthy career with Rock-Tenn Company provides him with an in-depth understanding of our industry and business which informs his service as a Verso director. Mr. Shuster’s substantial operational and financial management experience in the paper products industry affords him insights into the complex challenges and opportunities faced by Verso on which he can draw in providing oversight and guidance to our management. In addition, Mr. Shuster’s service as a director of several companies in various industries provides him with broad experiences on which he can draw in serving as a Verso director and increases his knowledge of effective corporate governance.

Other Matters Concerning Executive Officers and Directors

On January 26, 2016, Verso and substantially all of our direct and indirect subsidiaries (“Debtors”) filed voluntary petitions for relief under Chapter 11 of Title 11 of the United States Code (“Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (“Bankruptcy Court”). The chapter 11 cases (“Chapter 11 Cases”) were consolidated for procedural purposes only and administered jointly under the caption “In re: Verso Corporation, et al., Case

No. 16-10163.” On June 23, 2016, the Bankruptcy Court entered an order confirming the Debtors’ First Modified Third Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code dated as of June 20, 2016 (“Plan”). On July 15, 2016, the Plan became effective pursuant to its terms and the Debtors emerged from their Chapter 11 reorganization.

All of our executive officers, other than Messrs. DiSantis and St. John, were executive officers of Verso before and during the Chapter 11 Cases. Mr. St. John was serving as our Regional Vice President of Operations during the Chapter 11 Cases, but he did not become an executive officer of Verso until he was elected our Senior Vice President of Manufacturing in August 2016. Mr. Amen has been a director of Verso since January 2015 and served on our board of directors during and since the Chapter 11 Cases. No other director served in such capacity or as an executive officer of Verso prior to our emergence from Chapter 11 reorganization.

In addition, Mr. Campbell was serving as Chief Financial Officer of Cooper-Standard Holdings, Inc. when it voluntarily filed for protection under Chapter 11 of Title 11 of the Bankruptcy Code on August 3, 2009.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), and the rules of the Securities and Exchange Commission (“SEC”) thereunder require that our directors and executive officers and the beneficial owners of more than 10% of Verso’s common stock file with the SEC initial reports of, and subsequent reports of changes in, their beneficial ownership of our common stock. Based solely on our review of such Section 16(a) reports and written representations that our directors and executive officers have furnished to us, we believe that all reporting persons complied with all applicable Section 16(a) filing requirements during 2017, except for one inadvertently late Form 4 for Mr. St. John related to tax withholding obligations in connection with the vesting of stock units held by Mr. St. John’s spouse.

Code of Ethics

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

Audit and Finance Committee

We have a standing Audit Committee of the board. The Audit Committee currently consists of three directors – Messrs. Goldman, Scheiwe and Shuster – appointed by the board of directors. The board of directors has determined that each director serving on the Audit Committee is independent under the applicable rules of the New York Stock Exchange (“NYSE”) and Exchange Act, satisfies the NYSE’s requirements of being financially literate and possessing accounting or related financial management expertise, and qualifies as an “audit committee financial expert” under the SEC’s rules.

Item 11. Executive Compensation

Executive Compensation

This section of the Amendment sets forth certain information regarding the compensation of Verso’s named executive officers in accordance with the SEC’s rules, including those applicable to smaller reporting companies. For 2017, our named executive officers are B. Christopher DiSantis, Allen J. Campbell and Michael A. Weinhold.

Compensation of Named Executive Officers

The compensation provided to Verso’s named executive officers for their services in 2017 and 2016 is quantified in the Summary Compensation Table. For 2017, our executive compensation consisted principally of a base salary and an annual, performance-based cash incentive award. In addition, in 2017 our named executive officers received an award of service-based and performance-based RSUs. Our named executive officers also received other compensation as set forth in the “All Other Compensation” column of the Summary Compensation Table. The Summary Compensation Table should be read in conjunction with the additional information about our executive compensation provided in the narratives and tables that follow the Summary Compensation Table.

Summary Compensation Table – 2017-2016

The following table presents information regarding the compensation that Verso provided to our named executive officers for their services in 2017 and 2016.

Name and Principal Position	Year	Base Salary ($)(1)	Bonus ($)(2)	Stock Awards ($)(3)	Non-Equity Incentive Plan Compensation ($)(4)	All Other Compensation ($)(5)	Total ($)
B. Christopher DiSantis(6) President and Chief Executive Officer	2017	756,250	—	1,999,999	1,087,103	168,684	4,012,036
Allen J. Campbell Senior Vice President and Chief Financial Officer	2017 2016	433,500 427,125	37,931 37,931	549,999 108,376	499,392 346,800	167,716 166,928	1,688,538 1,087,160
Michael A. Weinhold(7) President of Graphic Papers	2017 2016	433,500 427,125	37,931 37,931	549,999 108,376	468,180 325,125	197,118 132,037	1,686,728 1,030,594

(1)	Mr. DiSantis joined Verso on February 1, 2017 and his annual base salary was set at $825,000. The amount in the table reflects his actual base salary earned for the portion of the fiscal year he was employed by Verso.
(2)	The 2017 bonus consists of a cash retention award made under the 2016 Retention Plan to certain of our named executive officers that was subject to the executive officer’s continued employment with Verso through June 30, 2017.
(3)	On February 7, 2017, Verso awarded Mr. DiSantis 251,889 restricted stock units (“RSUs”) subject to time-based and performance-based vesting requirements under the Performance Incentive Plan in connection with his employment with us. The fair value of such RSUs on the grant date, computed in accordance with FASB ASC Topic 718, was $7.94 per RSU, which was the closing sale price per share of our Class A common stock on the NYSE on such date. On October 12, 2017, Verso awarded each of Messrs. Campbell and Weinhold 93,220 RSUs subject to time-based and performance-based vesting requirements under the Performance Incentive Plan as part of their annual equity compensation grants. The fair value of such RSUs on the grant date, computed in accordance with FASB ASC Topic 718, was $5.90 per RSU, which was the closing sale price per share of our Class A common stock on the NYSE on such date. On July 28, 2016, Verso awarded each of Messrs. Campbell and Weinhold 9,424 RSUs under the 2016 Retention Plan and the Performance Incentive Plan. The fair values of such RSUs on the grant date, computed in accordance with FASB ASC Topic 718, was $11.50 per RSU, which was the closing sale price per share of our Class A common stock on the NYSE on such date.
(4)	The 2017 non-equity incentive plan compensation consists of cash payments to our named executive officers under the 2017 Verso Incentive Plan.
(5)	The “all other compensation” paid to or for the benefit of our named executive officers for 2017 consists of the following:

(a)	matching contributions under the Retirement Savings Plan as follows: Mr. DiSantis – $12,225; Mr. Campbell – $16,363; and Mr. Weinhold – $16,038;

(b)	discretionary contributions under the Supplemental Salary Retirement Program as follows: Mr. DiSantis – $8,100; Mr. Campbell – $8,100; and Mr. Weinhold – $8,100;

(c)	discretionary contributions under the Deferred Compensation Plan as follows: Mr. DiSantis – $14,588; Mr. Campbell – $18,024; and Mr. Weinhold – $17,597;

(d)	matching contributions under the Deferred Compensation Plan as follows: Mr. DiSantis – $21,656; and Mr. Weinhold – $17,250;

(e)	contributions under the Executive Retirement Program as follows: Mr. Campbell – $78,030; and Mr. Weinhold – $60,690;

(f)	payments under our executive financial counseling policy as follows: Mr. DiSantis – $9,500; Mr. Campbell – $6,500; and Mr. Weinhold – $6,500;

(g)	company paid life and disability insurance premiums as follows: Mr. DiSantis – $2,615; Mr. Campbell – $2,091; and Mr. Weinhold – $2,091;

(h)	payments under our employee relocation policy in connection with the Company’s move of its headquarters to Miamisburg, Ohio in 2017, as follows: Mr. Campbell – $23,965; and Mr. Weinhold – $46,778; and

(i)	one-time cost of living adjustment cash payment in connection with the Company’s move of its headquarters to Miamisburg, Ohio in 2017, as follows: Mr. Campbell – $14,643; and Mr. Weinhold – $22,074.

(6)	Mr. DiSantis became our President and Chief Executive Officer and a member of our board of directors on February 1, 2017.
(7)	Mr. Weinhold became our President of Graphic Papers on February 1, 2017. He previously was our Senior Vice President of Sales, Marketing and Product Development.

Base Salary

The compensation of Verso’s executive officers begins with a base salary. In determining the initial annual base salaries or the amounts by which to increase the base salaries of our executive officers, we typically evaluate each executive officer’s position and functional responsibilities, consider the executive officer’s performance and contributions in the prior year, review the executive officer’s base salary in comparison to the base salaries of similar positions with similar functional responsibilities at comparable companies, compare the executive officer’s base salary to those of our other executive officers for internal equity purposes, and consider Verso’s financial position and our resources available for compensation purposes. Mr. DiSantis’s base salary was set by the Compensation Committee when he joined the Company in 2017. None of Verso’s named executive officers received increases in their base salaries in 2017.

Non-Equity Incentive Plan: 2017 Verso Incentive Plan

In July 2017, Verso, with the approval of the Compensation Committee, established and implemented the 2017 Verso Incentive Plan (“2017 VIP”), an annual, performance-based cash incentive plan for the benefit of our executive officers and other key employees. The 2017 VIP provided the participants with an opportunity to receive a cash incentive award based on Verso’s, their departments’ and their individual performances in 2017. The 2017 VIP involved the quantitative measurement of Verso’s actual performance against a series of operational and financial performance objectives for 2017. It also entailed a qualitative assessment of the contributions of each participant and his or her department to the achievement of our performance objectives.

The 2017 VIP was designed to provide the participants with an incentive for superior work and to motivate them toward even higher achievements and business results, to tie their goals and interests to those of Verso and our other stockholders, and to enable us to attract and retain highly qualified executive officers and other employees. The 2017 VIP was administered by the Compensation Committee. Generally, unless otherwise provided by an agreement with Verso, a participant must remain employed by Verso until the time bonuses are actually paid for the performance year in order to be eligible to receive a bonus under the plan, although the Compensation Committee had the discretion to pay a prorated portion of a participant’s incentive award in the event that the participant’s employment with us was terminated after establishment of the 2017 VIP because of his or her death, disability or retirement or the elimination of his or her position.

The 2017 VIP set forth Verso’s performance objectives for 2017 to be used to establish the 2017 annual cash incentives for participants in the plan, the relative weighting of the performance objectives against each other, the threshold, target and maximum achievement levels of our performance objectives, and the funding associated with achieving the performance objectives at the various achievement levels. In establishing the performance objectives, their relative weighting, and their achievement levels, the Compensation Committee considered information provided by management concerning our operational and financial goals for 2017, with the purpose of reflecting those goals in the 2017 VIP. In establishing the funding levels, the Compensation Committee considered the other compensation provided to our executive officers and senior managers, with the aim of establishing total incentive compensation that was competitive. Taking these matters into consideration, the Compensation Committee approved the elements of the 2017 VIP as shown in the following table.

2017 Performance Objectives	Relative Weighting	Achievement Levels and Funding Levels
		Threshold	Target	Maximum
SG&A Reductions(1)	20%	$19M	$23M	$27M
R-Gap Improvement(2)	20%	$40M	$52M	$64M
Safety(3)	10%	1.30	1.15	1.00
Working Capital(4)
AP Dollars Increase Year End	15%	$15M	$20M	$25M
Inventory Dollars Decrease Year End	20%	$27M	$42M	$57M
Adjusted EBITDA(5)	15%	$110M	$135M	$160M

Funding percentage		50%	100%	200%
Funding amount		$5.1M	$10.3M	$20.5M

(1)	SG&A Reduction refers to realized savings in SG&A achieved by us by 2017 year end (SG&A expenses for 2017 compared to SG&A expenses for 2016).
(2)	R-Gap Improvement means the net year-over-year change, measured in dollars, of improvements in various areas of operations.
(3)	Safety refers to our number of OSHA recordable safety incidents during 2017 per 100 full-time employees.

(4)	Working Capital includes two components (a) AP (Accounts Payable) Dollars Increase Year End, a measure of the improvements we made in extending the time for payment of accounts payable year-over-year, increasing AP DPO (Days Payable Outstanding) at year-end (year-end 2017 compared to year-end 2016), and (b) Inventory Dollars Decrease Year End, a measure of the improvements we made in reducing inventory year-over-year (year-end 2017 compared to year-end 2016).

(5)	Adjusted EBITDA is our earnings before interest, taxes, depreciation and amortization, adjusted to exclude certain unusual items and to reflect changes in accounting principles, policies, practices and procedures adopted or implemented during the term of the 2017 VIP.

Under the 2017 VIP, the incentive pool, representing the total amount of incentive awards for all participants, was determined initially by adding together all the participants’ target-level incentive awards. A participant’s target-level incentive award is a specified percentage of the participant’s base salary. This initial pool represents the amount of the incentive pool at the target achievement level of performance, which also is referred to as the target-level incentive pool. If the incentive pool were to be funded at the threshold achievement level, the amount of the incentive pool would be equal to 50% of the target-level incentive pool. If, on the other hand, the incentive pool were to be funded at the maximum achievement level, the amount of the incentive pool would be equal to 200% of the target-level incentive pool. Under the 2017 VIP, the threshold, target and maximum funding levels of the incentive pool were approximately $5.1 million, $10.3 million and $20.5 million, respectively.

After determining the target-level incentive pool, the next step in determining the funding of the incentive pool was to consider the levels of achievement of Verso’s performance objectives. After year-end, we calculated the achievement level and factored in the relative weighting of each of our performance objectives. By way of illustration only, if we had achieved the Adjusted EBITDA performance objective at the threshold level of achievement, then 50% of 20%, or a net of 10%, of the target-level incentive pool would have been funded. For any performance objective that was achieved at a level between the threshold and target achievement levels or between the target and maximum achievement levels, we used linear interpolation to determine the appropriate incentive pool funding percentage attributable to such performance objective. This methodology was used to determine the incentive pool funding percentage attributable to the achievement of each of our performance objectives, and the results were added together. Next, the actual amount of the incentive pool was determined by multiplying the total incentive pool funding percentage by the amount of the target-level incentive pool.

The Compensation Committee, applying the methodology set forth in the 2017 VIP, funded the incentive pool at approximately $14.83 million, representing a funding percentage of 144% of the target-level incentive pool. The Compensation Committee determined the funding of the incentive pool based on the following actual levels of achievement of Verso’s performance objectives as set forth in the 2017 VIP:

2017 Performance Objectives	Relative Weighting	Actual Achievement Levels	Funding Levels
SG&A Reduction	20%	$31.4M	40.0%
R-Gap Improvement	20%	$42.1M	11.8%
Safety	10%	1.11	12.7%
Working Capital
AP Dollars Increase Year-End	15%	$69.8M	30.0%
Inventory Dollars Decrease Year-End	15%	$76.0M	30.0%
Adjusted EBITDA	20%	$134.4M	19.8%

Funding percentage			144%(1)
Funding amount (144% of the target level of $10.3 million)			$14.83M

(1)	Rounded to the nearest whole number

The amount of a participant’s incentive award under the 2017 VIP was determined by reference to his or her target-level incentive award percentage. A participant’s target-level incentive award percentage is the percentage of his or her base salary that the participant would receive as an incentive award under the 2017 VIP in the event that the incentive pool were to be funded at the target level of 100%. The target-level incentive award percentage reflects our assessment of a participant’s ability, considering his or her position with us, to affect our operational and financial performance. They also take into account the other compensation to which a participant is entitled, the target-level incentive award percentages for positions with similar functional responsibilities at comparable companies, and, in the case of Mr. DiSantis, the applicable provisions of his employment agreement with us. The target-level incentive award percentages range from 5% to 100% of a participant’s base salary at the end of the year, depending on the participant’s employment grade level with us. The target-level incentive award percentages of our named executive officers were 100% of base salary for Mr. DiSantis, 80% of base salary for Mr. Campbell, and 75% of base salary for Mr. Weinhold. In each case, a participant’s incentive award is capped at 200% of his or her target-level incentive award.

The amount of a participant’s incentive award under the 2017 VIP could be affected by the level of achievement of his or her group/individual performance objectives. A participant’s group/individual performance objectives, which were established at the beginning of the year in consultation with his or her supervisor, are intended to be linked to and supportive of the achievement of our performance objectives. The requirement to develop group/individual performance objectives applied to all participants in the 2017 VIP other than Mr. DiSantis, our Chief Executive Officer. Our named executive officers other than Mr. DiSantis developed their group/individual performance objectives in early 2017. While the Compensation Committee had the discretion to make adjustments to a participant’s incentive award to take into account extraordinary or unforeseen events and circumstances, the Compensation Committee did not make any adjustments for individual performance in the 2017 VIP incentive awards payable to our named executive officers. With respect to Mr. DiSantis, his 2017 VIP incentive award was based solely on the level of achievement of Verso’s performance objectives.

In summary, the incentive pool for the 2017 VIP was funded at approximately $14.83 million, representing a funding percentage of 144% of the target-level incentive pool, and the 2017 VIP incentive awards for our executive officers were equal to 144% of their target-level incentive awards. Additional information about the 2017 VIP incentive awards paid to our named executive officers is set forth in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table.

Equity Incentive Plan: Performance Incentive Plan

The Performance Incentive Plan (“PIP”), which we established upon emerging from our Chapter 11 reorganization, allows Verso to grant equity and cash incentive awards to our officers, employees, directors and consultants. The purpose of the PIP is to promote our success by providing a means, through the grant of incentive awards, to attract, motivate, retain and reward the participants, and with respect to equity awards, to align their interests with those of our stockholders. The types of awards that may be granted under the PIP, whether alone or in tandem, include stock options, stock appreciation rights, stock bonuses, restricted stock, performance stock, restricted stock units (“RSUs”), phantom stock and similar rights to purchase or acquire shares of our Class A common stock, as well as cash. The maximum number of shares of Class A common stock that may be delivered pursuant to awards granted under the PIP is 3,620,067 shares. The awards granted under the PIP may vest upon the passage of time and/or upon the achievement of performance objectives based on criteria chosen from among those set forth in the PIP. The PIP is administered by the Compensation Committee or, in the case of awards granted to our non-employee directors, the board of directors. The awards granted under the PIP are subject to the provisions of any claw-back policy implemented by Verso and any similar provision of any applicable law.

In 2017, Verso granted a total of 897,517 RSUs subject to time-based and performance-based vesting requirements under the PIP to our executive officers and certain key senior managers as part of their annual compensation or, with respect to Mr. DiSantis, in connection with his employment with us. Additional information about these RSU grants is set forth in the “Outstanding Equity Incentive Awards at 2017 Fiscal Year-end” section of this Amendment and the “Stock Awards” column of the Summary Compensation Table. In 2017, Verso also granted a total of 79,080 RSUs under the PIP to our non-employee directors as part of their compensation for serving as directors. Additional information about these RSU grants is set forth in the “Director Compensation” section of this Amendment.

Bonus: 2016 Retention Plan

In July 2016, upon emerging from its Chapter 11 reorganization, Verso established and implemented the 2016 Retention Plan, a service-based retention award plan for the benefit of our executive officers and certain key senior managers. The purpose of the 2016 Retention Plan is to provide the participants with financial incentives to continue their employment with Verso as we develop and implement our long-range strategic initiatives following our reorganization. The 2016 Retention Plan provides for three levels of retention awards based on the participants’ positions within Verso’s management. The values of the retention award are varying percentages of the participants’ base salaries, with our executive officers receiving retention awards at the 85% level. For the executive officers, the retention awards consist of cash and RSUs granted under the PIP comprising 70% and 30%, respectively, of the award values (based on the grant date fair value of the RSUs awarded). The cash retention awards vest in three installments of 15%, 15% and 70% on December 31, 2016, June 30, 2017, and June 30, 2018, respectively. The RSU retention awards vest in three equal installments on each of the first, second and third anniversaries of the grant date of July 28, 2016. In order to receive or vest in an installment of a cash or RSU retention award, the participant must remain continuously employed by Verso or one of our subsidiaries through the applicable vesting date of the installment. Except in certain circumstances specified in the award documents as described below, if a participant’s employment with us terminates before any portion of a cash or RSU retention award becomes vested, the unvested portion of the award will expire, regardless of the reason for the termination of employment. If, in connection with the termination of a participant’s employment, the participant is entitled to acceleration of the unvested portion of his or her cash retention award, such accelerated award will be reduced by the amount of any termination allowance that the participant receives under our severance policy. Additional information about the cash retention awards paid to our named executive officers in 2017 under the 2016 Retention Plan is set forth in the “Bonus” column of the Summary Compensation Table. Mr. DiSantis does not participate in the 2016 Retention Plan as he was not employed by Verso when we emerged from the Chapter 11 reorganization.

Retirement Benefits

Verso provides benefits to our executive officers and other eligible employees under the following retirement plans and programs as a means of attracting and retaining qualified employees:

•	Retirement Savings Plan, a tax-qualified, 401(k) defined contribution plan;

•	Supplemental Salary Retirement Program, a tax-qualified defined contribution program implemented under the Retirement Savings Plan;

•	Deferred Compensation Plan, a non-qualified defined contribution plan; and

•	Executive Retirement Program, a non-qualified defined contribution program implemented under the Deferred Compensation Plan.

Information about the benefits that we provide under these retirement plans and programs on behalf of our executive officers is set forth in the sections below as well as the Summary Compensation Table.

Retirement Savings Plan. The Retirement Savings Plan (“Retirement Plan”) is a tax-qualified, 401(k) defined contribution plan which in 2017 permitted eligible employees to defer the receipt of up to the lesser of 85% or $18,000 of their employment compensation on a pre-tax basis, or if an employee is age 50 or over, to defer up to $6,000 in additional compensation up to a limit of $24,000. Employees also may defer amounts of their employment compensation in excess of these limits on an after-tax basis. The employee deferrals of employment compensation are subject to certain limits imposed by the Internal Revenue Code. In addition, Verso makes matching contributions for employees who defer a portion of their employment compensation under the Retirement Plan. We match 100% of the first 3%, and 50% of the second 3%, of the employees’ deferrals. The employee deferrals under the Retirement Savings Plan are immediately and fully vested and non-forfeitable. For employees hired by us before January 1, 2009, our matching contributions under the Retirement Plan are fully vested and non-forfeitable. For employees hired by us on or after January 1, 2009 and prior to November 1, 2017, our matching contributions under the Retirement Plan were subject to three-year “cliff” vesting measured from the date on which an employee’s employment with us commenced, such that after the employee had been continuously employed by us for three years, all of our past and future matching contributions became fully vested and non-forfeitable. Since November 1, 2017, matching contributions under the Retirement Plan are immediately and fully vested.

Supplemental Salary Retirement Program. The Supplemental Salary Retirement Program (“SSRP”) is a tax-qualified defined contribution program implemented under the Retirement Plan pursuant to which Verso may make discretionary contributions. Under the SSRP, Verso may make an annual contribution to each eligible employee’s account under the Retirement Plan of 3% of an employee’s eligible compensation. An employee’s eligible compensation consists of the employee’s salary, bonus and cash incentive compensation paid during the immediately preceding year. For all of our employees, our SSRP contributions are subject to three-year “cliff” vesting measured from the date on which an employee’s employment with us commences, such that after the employee has been continuously employed by us for three years, all of our past and future contributions become fully vested and non-forfeitable.

Deferred Compensation Plan. The Deferred Compensation Plan (“DC Plan”) is a non-qualified defined contribution plan that permits eligible employees to defer the receipt of up to 85% of their base salary and up to 100% of their cash incentive compensation, by contributing such amounts to their accounts under the DC Plan. The DC Plan also permits Verso to make matching contributions and discretionary contributions to employees’ accounts under the DC Plan. We match 100% of the first 3%, and 50% of the second 3%, of the employees’ deferrals under the DC Plan, subject to the same restrictions and limitations, as are described above for the Retirement Plan, including the requirement that the employee must not qualify for our matching contributions under the Retirement Plan.

Executive Retirement Program. The Executive Retirement Program (“ERP”) is a non-qualified defined contribution program implemented under the DC Plan for the benefit of our executives and selected senior managers. Under the ERP, Verso may make an annual discretionary contribution to each eligible employee’s account under the DC Plan. Our ERP contribution is equal to between 4% and 10% of an employee’s eligible compensation, depending on the employee’s employment pay grade with us. An employee’s eligible compensation consists of the employee’s base salary and target-level incentive award under the VIP, in each case determined as of January 1 of the year for which our ERP contribution is made.

Insurance and Fringe Benefits

Verso provides group medical, dental, life and other insurance coverage for our executive officers and other eligible employees. In addition, under our executive financial counseling policy, we pay the costs of personal investment, estate planning, tax and other financial counseling services, subject to an annual cap of $9,500 or $6,500 (depending on the executive’s position with us), for our executive officers.

Severance Benefits

Severance Policy. Verso has adopted and implemented a severance policy for the benefit of our salaried employees, including our executive officers, and specific groups of hourly employees whose employment with us is terminated under certain circumstances. The severance policy applies in the event that (1) we terminate the employee’s employment without cause (as defined in the policy), (2) we eliminate the employee’s position and do not offer him or her a similar position, (3) we close the facility where the employee works and do not offer him or her a similar position at another Verso facility, or (4) we sell the facility where the employee works and neither the purchaser (or its affiliate) nor Verso offers him or her a similar position. The principal benefit under the severance policy is a termination allowance payable in cash to the terminated employee which is based, in large measure, on the employee’s job-tier, the employee’s years of applicable service with us and our predecessors, and his or her annual base salary or wages in effect immediately prior to the termination of employment. The amount of the termination allowance equals the sum of (a) a minimum number of weeks of eligible pay based on the employee’s job tier and (b) for all employees except our executive officers, a number of additional weeks of eligible pay determined according to a formula that takes into account the employee’s years of eligible service, subject in each case to the total amount of the termination allowance not exceeding 13 to 52 weeks of eligible pay, depending on employee’s job tier and years of service. Our executive officers are entitled to receive a termination allowance equal to 52 weeks of eligible pay, regardless of their years of eligible service. The Severance Policy also gives us the discretion to offer other termination benefits, such as subsidized medical and dental insurance coverage for a specified period after the termination of employment and outplacement services appropriate for the employee’s position with us.

Severance Benefits Provided under Agreements with Named Executive Officers. Verso and our named executive officers are parties to various agreements under which we have agreed to provide them with severance benefits upon the termination of their employment in certain situations. In 2017, we entered into an employment agreement with B. Christopher DiSantis, our President and Chief Executive Officer, which, among other things, provides for him to receive specified benefits in the event of certain terminations of his employment. In addition, we have entered into confidentiality and non-competition agreements with each of our executive officers other than our Chief Executive Officer which, among other things, provide for them to receive specified benefits in the event of any termination of their employment. Information about the potential and actual severance benefits provided for in these agreements between us and our named executive officers is set forth in the “Agreements with Named Executive Officers” section of this Amendment.

Agreements with Named Executive Officers

Employment Agreement with B. Christopher DiSantis

We entered into an employment agreement with B. Christopher DiSantis when he became our President and Chief Executive Officer on February 1, 2017. The principal components of Mr. DiSantis’ compensation under the agreement are as follows:

•	an annual salary of $825,000, subject to increase at the discretion of our board of directors;

•	an incentive award payable under our annual, performance-based incentive plan, with a target-level award amount equal to 100% of his base salary;

•	an initial grant of RSUs under the PIP with a fair market value of $2 million on the date of grant (“Initial DiSantis RSU Award”), of which 25% is scheduled to vest on the third anniversary of his employment date, 25% is scheduled to vest on the fourth anniversary of his employment date, and 50% is scheduled to vest subject to the attainment of performance criteria described in footnote 4 under the “Outstanding Equity Incentive Awards at 2017 Fiscal Year-end” section of this Amendment;

•	with respect to each fiscal year during Mr. DiSantis’ employment with us commencing on the first anniversary of his employment date, a targeted equity or equity-based award with a fair market value of $2 million on the grant date, with the terms of each such award to be determined by the board of directors in its reasonable discretion; and

•	the right to participate in our employee benefit plans, programs and arrangements.

With respect to potential severance benefits, the agreement provides that if we terminate Mr. DiSantis’ employment without cause (as defined in the employment agreement) or if he resigns for good reason (as defined in the employment agreement), then we are required to provide him with the following benefits, subject to Mr. DiSantis’ execution of our customary waiver and release of claims:

•	two times his annual base salary, payable in 24 equal monthly installments after the termination date (“DiSantis Continued Base Salary”);

•	a prorated portion of his annual bonus for the calendar year in which the termination date occurs based on actual performance; and

•	a monthly amount equal to our portion of any premiums (grossed up for income taxes) for continued coverage for him and his eligible dependents under our employee health and welfare plans for 18 months after the termination date;

•	with respect to the Initial DiSantis RSU Award, acceleration of (1) the next tranche of time-based RSUs that is scheduled to vest following the termination date and (2) the performance-based RSUs at target level; and

•	cost of outplacement assistance (up to $25,000) and attorney’s fees incurred in connection with the termination (up to $25,000) (“DiSantis Professional Fees”).

If Mr. DiSantis’ employment terminates due to his death or disability, then we are required to provide the same benefits as described above (other than the DiSantis Continued Base Salary and DiSantis Professional Fees) to him or his estate, as applicable.

As a condition to Mr. DiSantis’ employment, he also executed a restrictive covenant agreement, which requires Mr. DiSantis to comply with a perpetual confidentiality covenant as well as non-competition and non-solicitation/non-hire covenants extending for 12 months and 24 months, respectively, after the termination of his employment for any reason.

CNC Agreements with Other Named Executive Officers

We have confidentiality and non-competition agreements (“CNC agreements”) with each of our named executive officers other than our Chief Executive Officer. The CNC agreements, which have substantially identical terms, require each named executive officer to comply with a perpetual confidentiality covenant as well as non-competition and non-solicitation/non-hire covenants extending for 12 months after the termination of his employment for any reason.

Under each CNC agreement, if the named executive officer’s employment is terminated by either party and for any reason, we are required to provide him (or his estate) with the following payments and benefits, subject to the named executive officer’s execution of our customary waiver and release of claims and to his compliance with his obligations under the CNC agreement:

•	any unpaid annual incentive award for any calendar year completed on or before the termination date;

•	a prorated portion of his annual incentive award for the calendar year in which the termination date occurred;

•	payments equal to 180% (for Mr. Campbell) or 175% (for Mr. Weinhold) of his base salary, representing the sum of his base salary and his target-level annual incentive award, payable in 12 equal monthly installments;

•	subsidized medical and dental insurance coverage for him and his eligible dependents for up to two years after the later of the last day of the month in which the termination date occurs or the last day of any period up to six months for which we have provided him with a subsidy for continued coverage pursuant to our severance policy;

•	reimbursement of the cost of converting his group life insurance coverage to an individual policy and the premiums on the individual policy for up to two years after the termination date;

•	income tax gross-ups on the amounts paid with respect to the continued medical and dental insurance coverage and the life insurance conversion and coverage; and

•	a contribution to his account under the DC Plan in an amount equal to the projected value of certain lost retirement benefits consisting of our contributions under the Retirement Plan, SSRP, DC Plan, and ERP that we would have made if he had remained actively employed with us for two years after the termination date.

Potential Payments upon Termination of Employment or Change in Control

The following narrative provides information about our named executive officers’ potential benefits upon the termination of their employment or a change in control of Verso under our plans, programs, policies and agreements that were in effect in 2017.

Severance Policy

Verso has adopted and implemented a severance policy for the benefit of our salaried employees, including our executive officers, and specific groups of hourly employees whose employment with us is terminated under certain circumstances. Information about the severance policy and the benefits provided thereunder is set forth in the “Elements of Executive Compensation – Severance Benefits – Severance Policy” section of this Amendment.

Agreements with Named Executive Officers

Verso and our named executive officers are parties to various agreements under which we have agreed to provide them with severance benefits upon the termination of their employment in certain situations. In 2017, we entered into an employment agreement with B. Christopher DiSantis, our President and Chief Executive Officer, which, among other things, provided for him to receive specified benefits in the event of certain terminations of his employment. In addition, we have entered into CNC Agreements with each of our executive officers other than our Chief Executive Officer which, among other things, provide for them to receive specified benefits in the event of any termination of their employment. Information about the potential and actual severance benefits provided for in these agreements between us and our named executive officers is set forth in the “Agreements with Named Executive Officers” section of this Amendment.

2017 VIP

The 2017 VIP, our annual, performance-based incentive plan, allowed us the discretion to pay a prorated portion of a participant’s incentive award in the event that the participant’s employment with us terminated after February 2017 because of his or her death, disability or retirement or the elimination of his or her position. In such event, the participant would be entitled to receive a prorated incentive award if it is approved by the Administration Committee constituted under the 2017 VIP.

PIP and RSU Award Agreements

In 2016 and 2017, Verso granted RSUs under the PIP to our executive officers and certain key senior managers as part of their annual compensation or, with respect to Mr. DiSantis, in connection with his employment with us. The PIP, together with the award agreements thereunder, contain provisions addressing the effects on the RSUs of the termination of an executive officer’s employment with us. The PIP provides that its administrator has the authority to establish the effect, if any, of a termination of employment on the rights and benefits of each award made under the PIP and, in so doing, may make distinctions based upon, among other things, the cause of termination and type of award. The form of award agreement under which the RSU awards were granted states that, as a general rule, upon the termination of a grantee’s employment, regardless of the reason (whether with or without cause, voluntarily or involuntarily), any unvested portion of the RSU award that has not become vested on or before the termination of employment date will terminate.

However, the RSU award agreement for Mr. DiSantis provides for the following vesting acceleration benefits:

•	Upon the consummation of a change of control (as defined in the award agreement), all unvested time-based RSUs will fully vest and all performance-based RSUs will vest at target level.

•	If Mr. DiSantis’ employment is terminated (1) due to his death or disability or (2) as a result of a termination of employment that constitutes a qualifying termination, which is defined in his award agreement as a termination of employment either (a) by us without cause (as defined in the award agreement) or (b) by Mr. DiSantis for good reason (as defined in the award agreement); then, subject to the condition that Mr. DiSantis provide us with a general release in a form provided by us, the next tranche of time-based RSUs scheduled to vest following the termination date will vest, and the performance-based RSUs will vest at target level.

The award agreements for the 2017 RSU awards for Messrs. Campbell and Weinhold provide for the following vesting acceleration benefits:

•	If Mr. Campbell’s or Mr. Weinhold’s employment with us is terminated and the termination is a qualifying termination – which is defined in each award agreement as a termination of employment either (1) by us without cause (as defined in the award agreement) or (2) by him for good reason (as defined in the award agreement), in each case, within twelve months following a change of control (as defined in the award agreement) – then (a) all unvested time-based RSUs will vest and, (b) with respect to the performance-vesting RSUs, (i) if Verso is the surviving company following such change of control, then a pro-rata number of RSUs that may be eligible to vest will be determined on such qualified termination based on the number of days the executive was employed by Verso during the performance period, with such number of RSUs to vest at the end of the performance period based on actual performance, or (ii) if Verso is not the surviving company following such change of control, then all performance-based RSUs will vest at target level.

•	If either executive’s employment is terminated due to his death or disability, then all unvested time-based RSUs will vest and all performance-based RSUs will vest at target level.

•	If either executive’s employment is terminated as a result of a qualified termination, then, subject to the condition that the executive provide us with a general release in a form provided by us, (1) the vesting of the next tranche of time-based RSUs that is scheduled to vest following the termination date will vest and, (2) with respect to the performance-based RSUs, a pro-rata number of RSUs that may be eligible to vest will be determined on such qualified termination based on the number of days the executive was employed by Verso during the performance period, with such number of RSUs to vest at the end of the performance period based on actual performance.

The award agreements for the 2016 RSU awards for Messrs. Campbell and Weinhold provide that if the executive’s employment is terminated in a qualifying termination (as described above) or due to the executive’s death or disability, then all unvested RSUs subject to the executive’s award will vest, subject, in the case of a qualifying termination, to the condition that the executive provide us with a general release in a form provided by us.

Vacation Policy

Verso has a vacation policy that, among other things, provides for a payment in lieu of any earned, unused vacation upon the termination of an eligible employee’s employment under certain circumstances. Under the policy, we will provide vacation pay to a terminated employee if the termination of employment is (1) by the employee (referred to as a “voluntary” termination) and the employee has completed at least six months of employment with us and gives us at least two weeks of prior notice of termination, (2) by us (referred to as an “involuntary” termination) and the employee has completed at least six months of employment with us, or (3) due to the employee’s retirement, death or disability. Under such circumstances, a terminated employee (or his or her estate) is entitled to receive a payment equal to the daily equivalent of his or her base salary multiplied by the number of earned, unused vacation days during the calendar year in which the termination date occurred.

Outstanding Equity Incentive Awards at 2017 Fiscal Year-End

The following table provides information about the unvested RSUs held by our named executive officers as of December 31, 2017. There were no unvested shares of restricted stock and no unexercised stock options held by our named executive officers as of such date.

Name	Grant Date	Number of Shares or Units of Stock that Have Not Vested (#)	Market Value of Shares or Units of Stock that Have Not Vested ($)(1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that Have Not Vested ($)(1)
B. Christopher DiSantis	02-07-2017	125,944(2)	2,212,836	125,945(4)	2,212,854

Allen J. Campbell	07-28-2016	6,283(3)	110,392	—	—
	10-12-2017	46,610(5)	818,938	46,610(4)	818,938
Michael A. Weinhold	07-28-2016	6,283(3)	110,392	—	—
	10-12-2017	46,610(5)	818,938	46,610(4)	818,938

(1)	The market value of the unvested RSUs is computed based on the $17.57 closing sale price per share of our Class A common stock on the NYSE on December 31, 2017.

(2)	The unvested portion of this RSU award is scheduled to vest in two equal installments on February 1, 2020 and February 1, 2021, subject to continued employment or service.

(3)	The unvested portion of this RSU award is scheduled to vest in two equal installments on July 28, 2018 and July 28, 2019, subject to continued employment or service.

(4)	The unvested portion of this RSU award is subject to performance-based vesting conditions based on compound annual growth rate (“CAGR”) of Verso’s Class A common stock as compared to the CAGR of peer group companies during the 2017-2019 performance period. At the end of the performance period, Verso and the peer group companies will be ranked (from low to high) based on their respective CAGR during the performance period. If Verso’s ranking is (1) below the 50th percentile, no portion of the RSUs will vest; (2) at the 50th percentile, 50% of the RSUs will vest; (3) at the 60th percentile, 100% of the RSUs will vest; and (4) at the 70th percentile or higher, 150% of the RSUs will vest. If Verso ranks between any two of the aforementioned percentiles, a straight-line interpolation between the two percentiles will be applied to establish the percentage of the RSUs that will vest. The number of RSUs reported in the table above is based on the target vesting level of 100% vesting.

(5)	The unvested portion of this RSU award is scheduled to vest in two equal installments on January 1, 2020 and January 1, 2021, subject to continued employment or service.

Section 162(m) Limitation on Deductibility of Executive Compensation

Federal income tax law generally prohibits a publicly-held company from deducting compensation paid to a current or former named executive officer that exceeds $1 million during the tax year. Certain awards granted before November 2, 2017 that were based upon attaining pre-established performance measures that were set by the company’s compensation committee under a plan approved by the company’s stockholders, as well as amounts payable to former executives pursuant to a written binding contract that was in effect on November 2, 2017, may qualify for an exception to the $1 million deductibility limit.

As one of the factors in its consideration of compensation matters, the Compensation Committee notes this deductibility limitation. However, the Compensation Committee has the flexibility to take any compensation-related actions that it determines are in the best interests of the Company and its stockholders, including awarding compensation that may not be deductible for tax purposes. There can be no assurance that any compensation will in fact be deductible.

Director Compensation

Elements of Director Compensation

The compensation arrangements for our non-employee directors are as follows:

•	annual cash payments of $120,000 to each director for serving on the board of directors, plus, as applicable, $100,000 to the Chairman of the Board (waived for 2017 by Co-Chairmen Carr and Davis), $20,000 to the chairperson of the Audit Committee, $15,000 to the chairperson of the Compensation Committee, $15,000 to the chairperson of the Finance and Planning Committee, $30,000 per month to the chairperson of the Strategic Alternatives Committee, and $20,000 per month to each member of the Strategic Alternatives committee other than the chairperson; and

•	an annual award of RSUs granted under the PIP with an aggregate fair market value of $80,000 on the grant date, rounded to the nearest whole share.

In addition, we reimburse each non-employee director for his reasonable, out-of-pocket expenses incurred to attend meetings of the board of directors and its committees.

2017 Director Compensation

The following table shows the compensation that we paid and provided to our non-employee directors for their services in 2017.

Name(1)	Fees Earned or Paid in Cash ($)	Stock Awards ($)(2)	Total ($)
Robert M. Amen	201,359	80,003	281,362
Alan J. Carr	201,667	80,003	281,670
Eugene I. Davis	240,000	80,003	320,003
Jerome L. Goldman	140,000	80,003	220,003
Steven D. Scheiwe	186,667	80,003	266,670
Jay Shuster	125,000	80,003	205,003

(1)	On May 12, 2017, we granted to each of Messrs. Amen, Carr, Davis, Goldman, Shuster and Scheiwe an equity incentive award of 13,180 RSUs, which had an aggregate fair market value of $80,003 based on the $6.07 closing sale price per share of our Class A common stock on the NYSE on the grant date.

(2)	The following table provides information about the number of shares subject to unvested RSU awards, and the number of shares subject to vested RSU awards as to which payment of the RSUs is deferred until the non-employee director ceases to be a member of the board of directors or a change in control of Verso occurs, held by our non-employee directors as of December 31, 2017. Our non-employee directors did not hold any other Verso equity awards or Verso stock options as of December 31, 2017.

Name	Stock Awards (Unvested) (#)	Stock Awards (Vested and Deferred) (#)
Robert M. Amen	13,180	6,957
Alan J. Carr	13,180	6,957
Eugene I. Davis	13,180	6,957
Jerome L. Goldman	13,180	6,957
Steven D. Scheiwe	13,180	9,631
Jay Shuster	13,180	6,957

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The table below sets forth information regarding the number of shares of common stock to be issued upon the exercise of the outstanding stock options, warrants and rights granted under our equity compensation plans and the shares of common stock remaining available for future issuance under our equity compensation plans as of December 31, 2017.

Plan Category	Number of Securities To Be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected on Column (a)) (c)
Equity compensation plans approved by security holders	1,029,060(1)	$—	2,526,177(2)
Equity compensation plans not approved by security holders	—	—	—

Total	1,029,060	$—	2,526,177

(1)	All the shares were subject to then outstanding RSUs granted under the PIP, with the number of shares subject to performance-based vesting RSUs presented based on the “target” level of performance (100% vesting). The RSUs have no exercise price.

(2)	All the shares were available for future issuance or delivery under the PIP and, subject to certain limits thereunder, generally were available for any type of award authorized under the PIP, including stock options, stock appreciation rights, stock bonuses, restricted stock, performance stock, RSUs, phantom stock and similar rights to purchase or acquire shares of our Class A common stock.

Security Ownership of Management and Certain Beneficial Ownership

The following table provides information about the beneficial ownership of Verso’s common stock as of April 12, 2018, by each of our directors and named executive officers, all of our directors and executive officers as a group, and each person known to our management to be the beneficial owner of more than 5% of the outstanding shares of our common stock. As of April 12, 2018, there were 34,455,473 outstanding shares of our common stock consisting of 34,308,438 shares of Class A common stock and 147,035 shares of Class B common stock. The Class A common stock and the Class B Common Stock have identical terms, except that the Class B common stock may be converted into Class A common stock on a share-for-share basis, and except that the Class B common stock is not listed on any securities exchange. The Class A common stock was convertible into Class B common stock until October 13, 2016. None of our directors, named executive officers, executive officers and beneficial owners of more than 5% of the outstanding shares of our common stock holds shares of our Class B common stock and, therefore, we do not separately provide information on our shares of Class B common stock in the table below.

Name of Beneficial Owner	Shares of Class A Common Stock Beneficially Owned	Percentage of Outstanding Shares of Class A Common Stock Beneficially Owned (1)	Combined Voting Power of Outstanding Shares of Common Stock (1)
Directors and Named Executive Officers:
B. Christopher DiSantis(2)	—	— %	— %
Allen J. Campbell(2)	17,172	*	*
Michael A. Weinhold(2)	2,172	*	*
Robert M. Amen(2,3,4)	20,414	*	*
Alan J. Carr(2,3)	20,137	*	*
Eugene I. Davis(2,3)	20,137	*	*
Jerome L. Goldman(2,3)	20,137	*	*
Steven D. Scheiwe(2,3)	22,811	*	*
Jay Shuster(2,3)	20,137	*	*
All Directors and Executive Officers as a group (11 persons)(3,4)	146,795	*	*
Other Stockholders:
Oaktree Capital Management, L.P.(5)	2,930,339	8.5	8.5
Donald Smith & Co., Inc.(6)	1,999,022	5.8	5.8
Integrated Core Strategies (US) LLC(7)	1,735,183	5.1	5.0

*	Less than 1% of the outstanding shares of our common stock.

(1)	Beneficial ownership” is determined in accordance with Rule 13d-3 under the Exchange Act. The number and percentage of shares of common stock beneficially owned by each person listed in the table is determined based on the shares of common stock that such person beneficially owned as of April 12, 2018, or that such person has the right to acquire within 60 days thereafter. The number of outstanding shares used as the denominator in calculating the percentage ownership of the outstanding shares of Class A common stock for each person is the sum of (a) 34,308,438 shares of Class A common stock, which is the number of shares of Class A common stock outstanding as of April 12, 2018, and (b) the number of shares of Class A common stock that such person has the right to acquire as of April 12, 2018, or within 60 days thereafter. The number of outstanding shares used as the denominator in calculating the combined voting power of the outstanding shares of common stock for each person is the sum of (a) 34,455,473 shares of common stock, consisting of 34,308,438 shares of Class A common stock and 147,035 shares of Class B common stock, which is the number of shares of common stock outstanding as of April 12, 2018, and (b) the number of shares of Class A common stock or Class B common stock that such person has the right to acquire as of April 12, 2018, or within 60 days thereafter. As noted above, none of Verso’s directors, named executive officers, executive officers and beneficial owners of more than 5% of the outstanding shares of our common stock held shares of Class B common stock as of April 12, 2018. Each person has sole voting and sole investment power over the shares of common stock that the person beneficially owns, unless otherwise indicated.
(2)	The address of each director and current named executive officer of Verso is c/o Verso Corporation, 8540 Gander Creek Drive, Miamisburg, Ohio 45342.
(3)	The number of shares of Class A common stock beneficially owned by the reporting person includes restricted stock units that are scheduled to vest within 60 days after April 12, 2018, as follows: Mr. Amen – 13,180; Mr. Carr – 13,180; Mr. Davis – 13,180; Mr. Goldman – 13,180; Mr. Scheiwe – 13,180; and Mr. Shuster – 13,180.
(4)	The number of shares of Class A common stock beneficially owned by Mr. Amen includes 277 shares of Class A common stock issuable upon the exercise of warrants.
(5)	In a Schedule 13G/A filed jointly by Oaktree Capital Management, L.P., Oaktree SC Reserve 2, LLC, Oaktree Fund GP IIA, LLC, Oaktree Fund GP II, L.P., Oaktree Capital II, L.P., Oaktree Value Opportunities Fund Holdings, L.P., Oaktree Value Opportunities Fund GP, L.P., Oaktree Value Opportunities Fund GP Ltd., Oaktree Opps X Reserve 6, LLC, Oaktree Fund GP, LLC, Oaktree Fund GP I, L.P., Oaktree Capital I, L.P., OCM Holdings I, LLC, Oaktree Holdings, LLC, Oaktree Holdings, Inc., Oaktree Capital Group, LLC and Oaktree Capital Group Holdings GP, LLC with the SEC on February 14, 2018, the reporting persons state that as of such date they beneficially owned and has sole voting power and sole dispositive power over all or part, as appropriate, of the reported shares of Class A common stock, including shares of Class A common stock issuable upon the exercise of warrants. The address of the reporting persons is 333 S. Grand Avenue, 28th Floor, Los Angeles, California 90071.

(6)	In a Schedule 13G filed by Donald Smith & Co., Inc. with the SEC on February 12, 2018, the reporting person states that as of such date it had sole voting power over 1,871,332 shares of Class A common stock and sole dispositive power over 1,999,022 shares of Class A common stock. The address of the reporting person is 152 West 57th Street, New York, New York 10019.
(7)	In a Schedule 13G filed jointly by Integrated Core Strategies (US) LLC (“Integrated Core Strategies”), Integrated Assets II LLC (“Integrated Assets II”), Integrated Assets, Ltd. (“Integrated Assets”), Millennium International Management LP (“Millennium International Management”), Millennium International Management GP LLC (“Millennium International Management GP”), Millennium Management LLC (“Millennium Management”), Millennium Group Management LLC (“Millennium Group Management”) and Israel A. Englander (“Mr. Englander”) with the SEC on March 28, 2018, the parties reported that Integrated Core Strategies was the beneficial owner of 1,229,443 shares of Class A common stock, that Integrated Assets II was the beneficial owner of 449,190 shares of Class A common stock and that Integrated Assets was the beneficial owner of 56,550 shares of Class A common stock. The filing also reports that Millennium International Management is the investment manager to Integrated Assets and may be deemed to have shared voting control and investment discretion over securities owned by Integrated Assets. The filing also reports that Millennium Management is the general partner of Integrated Core Strategies and Integrated Assets II, and the general partner and 100% shareholder of Integrated Assets and may be deemed to have shared voting control and investment discretion over securities owned by Integrated Core Strategies, Integrated Assets II and Integrated Assets. The filing also reports that Millennium Group Management is the managing member of Millennium Management and the general partner of Millennium Internal Management and may be deemed to share voting control and investment discretion over securities owned by Integrated Core Strategies, Integrated Assets II and Integrated Assets. The filing also reports that Israel A. Englander controls the managing member of Millennium Group Management and may be deemed to have shared voting control and investment discretion over securities owned by Integrated Core Strategies, Integrated Assets II and Integrated Assets. However, the reporting parties state that the foregoing should not be construed in and of itself as an admission by Millennium International Management, Millennium Management, Millennium Group Management or Mr. Englander as to beneficial ownership of the securities owned by Integrated Core Strategies, Integrated Assets II or Integrated Assets. The address for the reporting persons’ principal business office is 666 Fifth Avenue, New York, New York 10103.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Policy Relating to Related-Person Transactions

Verso’s policy, as set forth in the Audit Committee’s charter, is that all transactions with related persons, as contemplated in Item 404(a) of the SEC’s Regulation S-K, and regardless of the dollar amount of the transaction, are subject to review and approval by the Audit Committee. Since January 1, 2017, no transaction between Verso and any related person has been reviewed or approved.

Transactions with Related Persons

Transactions with Apollo Affiliates

In 2016, Verso transacted business from time to time with certain affiliates of Apollo Global Management, LLC (“Apollo”), an affiliate of which, Verso Paper Management LP, was our largest stockholder until we emerged from our Chapter 11 reorganization on July 15, 2016. Our product sales to Apollo affiliates were approximately $15 million from January 1 through July 14, 2016, and our related accounts receivable were approximately $3 million as of July 14, 2016. Our product purchases from Apollo affiliates were negligible during this timeframe. Apollo ceased to be an affiliate of Verso at the time of our emergence on July 15, 2016.

Registration Rights

In 2016, when Verso emerged from our Chapter 11 reorganization, several of our significant debtholders became holders of our common stock upon operation of the Plan. At that time, Verso entered into a registration rights agreement with two groups of these stockholders – Oaktree FF Investment Fund Class F Holdings, L.P., and certain of its affiliates and Monarch Alternative Solutions Master Fund Ltd. and certain of its affiliates (collectively, the “Holders”) – each of which then beneficially owned 7% or more of the outstanding shares of Class A common stock (on a fully diluted basis). The agreement provided the Holders with certain demand registration, shelf registration and piggyback registration rights. The agreement, however, would only become effective with respect to a Holder if such Holder acquired additional shares of Class A common stock on or before October 13, 2016 (90 days after the emergence date), such that the Holder beneficially owned 10% or more of the outstanding shares of Class A common stock (on a fully diluted basis). None of the Holders acquired additional shares of Class A common stock during this timeframe such that any one of them beneficially owned 10% or more of the outstanding shares of Class A common stock (on a fully diluted basis). As a result, the agreement terminated pursuant to its terms on October 13, 2016.

Indemnification of Directors and Executive Officers

We have entered into indemnification agreements with each of our current directors and executive officers. The agreements require us to indemnify these individuals to the fullest extent permitted under Delaware law against liabilities that may arise by reason of their service to us, and to advance expenses reasonably incurred as a result of any proceeding against them as to which they could be indemnified. We may enter into indemnification agreements with future directors and executive officers.

Director Independence

The NYSE requires that a listed company have a majority of independent directors as well as an audit committee, a compensation committee, and a corporate governance and nominating committee composed entirely of independent directors. Our board of directors has affirmatively determined that six of our current seven directors – Robert M. Amen, Alan J. Carr, Eugene I. Davis, Jerome L. Goldman, Steven D. Scheiwe or Jay Shuster – are independent under the NYSE’s listing standards. In making this determination, our board of directors has affirmatively determined that each of these directors meets the objective criteria for independence set forth by the NYSE and that none of them has any relationship, direct or indirect, to us other than as stockholders or through their service as our directors. We have one director who is not independent: B. Christopher DiSantis, our President and Chief Executive Officer.

Item 14. Principal Accountant Fees and Services

Audit and Non-Audit Services and Fees of Independent Registered Public Accounting Firm

Pursuant to the Audit Committee’s charter, to help ensure the independence of Verso’s independent registered public accounting firm, all auditing services, internal control-related services and permitted non-audit services (including the terms thereof) to be performed for us by our independent registered public accounting firm must be pre-approved by the Audit Committee, subject to the de minimis exceptions for non-audit services described in Section 10A(i)(1)(B) of the Exchange Act, which are approved by the Audit Committee prior to the completion of the audit. The Audit Committee may delegate to a subcommittee of its members the authority to grant the required approvals, provided that any exercise of such authority by the subcommittee is presented to the full Audit Committee at its next scheduled meeting.

The following table sets forth the aggregate fees billed by Deloitte & Touche LLP and Deloitte Tax LLP for audit, audit-related and tax services provided to Verso and our subsidiaries in 2017 and 2016.

Fees (millions)	2017	2016
Audit fees	$1.8	$3.56
Audit-related	—	0.02
Tax fees	0.25	0.55

Total	$2.05	$4.13

Audit Fees

“Audit fees” are the fees that Deloitte & Touche LLP billed us with respect to 2017 and 2016 for auditing our annual financial statements and reviewing our interim financial statements included in our annual and quarterly reports, respectively. In 2016, the audit fees included services for auditing bankruptcy-related accounting matters, including the application of fresh-start accounting.

Audit-Related Fees

“Audit-related fees” are the fees that Deloitte & Touche LLP billed us with respect to 2017 and 2016 for assurance and related services that are reasonably related to their audit or review of our financial statements.

Tax Fees

“Tax fees” are the fees that Deloitte Tax LLP billed us with respect to 2017 or 2016 for tax advice, tax planning and tax compliance services. These services included consultations on preparation of original and amended tax returns for Verso and our subsidiaries for both years. Deloitte Tax LLP has not provided any services related to tax-shelter transactions, nor has Deloitte Tax LLP provided any services under contingent-fee arrangements.

All Other Fees

Deloitte & Touche LLP and Deloitte Tax LLP did not bill us any fees for services in 2017 or 2016 that are not included in the above table.

Part IV

Item 15. Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this report:

3.	Exhibits

The exhibits listed in the exhibit index of the Original Filing are incorporated by reference in this report. The following exhibits are included in this Amendment (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit Number	Description of Exhibit

31.3*	Certification of Principal Executive Officer.

31.4*	Certification of Principal Financial Officer.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 30, 2018

VERSO CORPORATION

By:	/s/ B. Christopher DiSantis
B. Christopher DiSantis
President, Chief Executive Officer, and Director

S-1