Form 10-Q
period 2018-03-31
Verso Corp
filed 2018-05-09
CIK 1421182

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018

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

Large accelerated filer	☐		Accelerated filer	☑
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
			Emerging growth company	☐

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
☑ Yes ☐ No
As of April 30, 2018, Verso Corporation had 34,308,438 shares of Class A common stock, par value $0.01 per share, and 147,035 shares of Class B common stock, par value $0.01 per share, outstanding.

Entity Names and Organization

In this report, the term “Verso” refers to Verso Corporation and its subsidiaries, which is the ultimate parent entity and the issuer of Class A common stock listed on the New York Stock Exchange. In December 2016, Verso Corporation completed a consolidation and reorganization of its subsidiaries, or the “Internal Reorganization.” After the Internal Reorganization, Verso is the sole member of Verso Holding LLC, which is the sole member of Verso Paper Holding LLC. As used in this report, the term “Verso Holding” refers to Verso Holding LLC, and the term “Verso Paper” refers to Verso Paper Holding LLC. Prior to the Internal Reorganization, Verso was the sole member of Verso Paper Finance Holdings One LLC, which was the sole member of Verso Paper Finance Holdings LLC, which was the sole member of Verso Paper Holdings LLC. As used in this report, the term “Verso Finance” refers to Verso Paper Finance Holdings LLC; and the term “VPH” refers to Verso Paper Holdings LLC. The term “NewPage” refers to NewPage Holdings Inc., which was an indirect, wholly owned subsidiary of Verso prior to the Internal Reorganization; the term “NewPage Corp” refers to NewPage Corporation, which was an indirect, wholly owned subsidiary of NewPage prior to the Internal Reorganization. Each of Verso Finance, VPH, NewPage and NewPage Corp were either merged into other subsidiaries of Verso, converted into limited liability corporations, and/or renamed in the Internal Reorganization and do not exist on and after the Internal Reorganization. The term for any such entity includes its direct and indirect subsidiaries when referring to the entity’s consolidated financial condition or results. Unless otherwise noted, references to “the Company,” “we,” “us,” and “our” refer to Verso.

Forward-Looking Statements

In this quarterly report, all statements that are not purely historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or “Securities Act,” and Section 21E of the Securities Exchange Act of 1934, as amended, or “Exchange Act.” Forward-looking statements may be identified by the words “believe,” “expect,” “anticipate,” “project,” “plan,” “estimate,” “intend” and other similar expressions. They include, for example, statements relating to our business and operating outlook; assessment of market conditions; and the growth potential of the industry in which we operate. Forward-looking statements are based on currently available business, economic, financial and other information and reflect management’s current beliefs, expectations and views with respect to future developments and their potential effects on us. Actual results could vary materially depending on risks and uncertainties that may affect us and our business. The following factors, among others, could cause actual results to differ from those set forth in the forward-looking statements: the long-term structural decline and general softening of demand facing the paper industry; our exploration of strategic alternatives, including the possible sale or merger of our entire company; developments in alternative media, which are expected to adversely affect the demand for some of our key products, and the effectiveness of our responses to these developments; intense competition in the paper manufacturing industry; rising postal costs; our dependence on a small number of customers for a significant portion of our business; any additional closure and other restructuring costs; our limited ability to control the pricing of our products or pass through increases in our costs to our customers; changes in the costs of raw materials and purchased energy; negative publicity, even if unjustified; any failure to comply with environmental or other laws or regulations, even if inadvertent; legal proceedings or disputes; any labor disputes; and the potential risks and uncertainties described in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2017, Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and other sections of this Quarterly Report on Form 10-Q as such disclosures may be amended, supplemented or superseded from time to time by other reports we file with the Securities and Exchange Commission, including subsequent annual reports on Form 10-K and quarterly reports on Form 10-Q. We assume no obligation to update any forward-looking statement made in this Quarterly Report to reflect subsequent events or circumstances or actual outcomes.

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

VERSO CORPORATION
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	March 31,
(Dollars in millions)	2017	2018
ASSETS
Current assets:
Cash and cash equivalents	$7	$7
Accounts receivable, net	208	222
Inventories	385	398
Prepaid expenses and other assets	14	12
Total current assets	614	639
Property, plant and equipment, net	1,062	1,047
Intangibles and other assets, net	56	55
Total assets	$1,732	$1,741
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$176	$194
Accrued liabilities	129	115
Current maturities of long-term debt	60	18
Total current liabilities	365	327
Long-term debt	130	185
Pension benefit obligation	457	449
Other liabilities	34	34
Total liabilities	986	995
Commitments and contingencies (Note 10)
Equity:
Preferred stock -- par value $0.01 (50,000,000 shares authorized, no shares issued)	—	—
Common stock -- par value $0.01 (210,000,000 Class A shares authorized with 34,173,571 shares issued and 34,164,434 outstanding on December 31, 2017 and 34,317,575 shares issued and 34,308,438 outstanding on March 31, 2018; 40,000,000 Class B shares authorized with 291,039 shares issued and outstanding on December 31, 2017 and 147,035 shares issued and outstanding on March 31, 2018)	—	—
Treasury stock -- at cost (9,137 shares on December 31, 2017 and March 31, 2018)	—	—
Paid-in-capital (including Warrants of $10 million)	676	677
Retained deficit	(62)	(71)
Accumulated other comprehensive income	132	140
Total equity	746	746
Total liabilities and equity	$1,732	$1,741
See notes to Unaudited Condensed Consolidated Financial Statements.

VERSO CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months	Three Months
	Ended	Ended
(Dollars in millions, except per share amounts)	March 31, 2017	March 31, 2018
Net sales	$616	$639
Costs and expenses:
Cost of products sold (exclusive of depreciation, amortization and depletion)	562	581
Depreciation, amortization and depletion	33	27
Selling, general and administrative expenses	33	25
Restructuring charges	2	1
Operating income (loss)	(14)	5
Interest expense	9	11
Other (income) expense	(2)	(4)
Income (loss) before income taxes	(21)	(2)
Income tax expense	—	—
Net income (loss)	$(21)	$(2)
Income (loss) per common share:
Basic	$(0.61)	$(0.06)
Diluted	(0.61)	(0.06)
Weighted average common shares outstanding (in thousands)
Basic	34,391	34,465
Diluted	34,391	34,465
See notes to Unaudited Condensed Consolidated Financial Statements.

VERSO CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months	Three Months
	Ended	Ended
(Dollars in millions)	March 31, 2017	March 31, 2018
Net income (loss)	$(21)	$(2)
Other comprehensive income (loss), net of tax:
Defined benefit pension/other postretirement plans:
Pension/other postretirement liability adjustment, net	—	1
Other comprehensive income (loss), net of tax	—	1
Comprehensive income (loss)	$(21)	$(1)
See notes to Unaudited Condensed Consolidated Financial Statements.

VERSO CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

	Class A		Class B						Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity (Deficit)
	Common Shares	Common Stock	Common Shares	Common Stock	Treasury Shares	Treasury Stock	Paid-in-Capital	Retained Deficit
(Dollars in millions, shares in thousands)
Balance - December 31, 2016	33,367	$—	1,024	$—	—	$—	$675	$(32)	$127	$770
Net income (loss)	—	—	—	—	—	—	—	(21)	—	(21)
Class B stock converted to Class A stock	63	—	(63)	—	—	—	—	—	—	—
Balance - March 31, 2017	33,430	$—	961	$—	—	$—	$675	$(53)	$127	$749

Balance - December 31, 2017	34,173	$—	291	$—	(9)	$—	$676	$(62)	$132	$746
Net income (loss)	—	—	—	—	—	—	—	(2)	—	(2)
Other comprehensive income (loss), net	—	—	—	—	—	—	—	—	1	1
Class B stock converted to Class A stock	144	—	(144)	—	—	—	—	—	—	—
Equity award expense	—	—	—	—	—	—	1	—	—	1
Reclassification of stranded tax effects (ASU 2018-02)	—	—	—	—	—	—	—	(7)	7	—
Balance - March 31, 2018	34,317	$—	147	$—	(9)	$—	$677	$(71)	$140	$746
See notes to Unaudited Condensed Consolidated Financial Statements.

VERSO CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months	Three Months
	Ended	Ended
(Dollars in millions)	March 31, 2017	March 31, 2018
Cash Flows From Operating Activities:
Net income (loss)	$(21)	$(2)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation, amortization and depletion	33	27
Net periodic pension cost (income)	2	(2)
Pension plan contributions	(6)	(6)
Amortization of debt issuance cost and discount	2	6
Equity award expense	—	1
Changes in assets and liabilities:
Accounts receivable, net	(5)	(14)
Inventories	(17)	(13)
Prepaid expenses and other assets	2	2
Accounts payable	16	22
Accrued liabilities	(29)	(13)
Net cash provided by (used in) operating activities	(23)	8
Cash Flows From Investing Activities:
Capital expenditures	(10)	(14)
Net cash provided by (used in) investing activities	(10)	(14)
Cash Flows From Financing Activities:
Borrowings on ABL Facility	71	147
Payments on ABL Facility	(25)	(95)
Payments on Term Loan Facility	(12)	(46)
Net cash provided by (used in) financing activities	34	6
Change in Cash and cash equivalents and restricted cash	1	—
Cash and cash equivalents and restricted cash at beginning of period	9	9
Cash and cash equivalents and restricted cash at end of period	$10	$9
See notes to Unaudited Condensed Consolidated Financial Statements.

VERSO CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES
Nature of Business — We operate in the following two market segments: paper and pulp. However, we determined that the operating income (loss) of the pulp segment is immaterial for disclosure purposes. Our core business platform is as a producer of coated freesheet, specialty and coated groundwood papers. Our products are used primarily in media and marketing applications, including catalogs, magazines, commercial printing applications, such as high-end advertising brochures, annual reports and direct-mail advertising, and specialty applications, such as flexible packaging and label and converting. Our market kraft pulp is used to manufacture printing, writing and specialty paper grades and tissue products. Our assets are utilized across segments in our integrated mill system and are not identified by segment or reviewed by management on a segment basis. We operate primarily in one geographic location, North America.

Basis of Presentation — This report contains the Unaudited Condensed Consolidated Financial Statements of Verso as of December 31, 2017 and March 31, 2018 and for the three months ended March 31, 2017 and March 31, 2018. The December 31, 2017, Unaudited Condensed Consolidated Balance Sheet data was derived from audited financial statements, but it does not include all disclosures required annually by accounting principles generally accepted in the United States of America, or “GAAP.” In the opinion of Management, the Unaudited Condensed Consolidated Financial Statements include all adjustments that are necessary for the fair presentation of Verso’s respective financial conditions, results of operations and cash flows for the interim periods presented. Except as disclosed in the notes to the Unaudited Condensed Consolidated Financial Statements, such adjustments are of a normal, recurring nature. Variable interest entities for which Verso is the primary beneficiary are consolidated. Intercompany balances and transactions are eliminated in consolidation. The results of operations and cash flows for the interim periods presented may not necessarily be indicative of full-year results. It is suggested that these financial statements be read in conjunction with the audited consolidated financial statements and notes thereto of Verso contained in its Annual Report on Form 10-K for the year ended December 31, 2017.

Going Concern — The Unaudited Condensed Consolidated Financial Statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

2.  RECENT ACCOUNTING PRONOUNCEMENTS

Accounting Guidance Adopted in 2018
ASC Topic 220, Income Statement - Reporting Comprehensive Income. In February 2018, the Financial Accounting Standards Board, or “FASB,” issued Accounting Standards Update, or “ASU,” 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (Topic 220). This guidance allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. We early adopted this guidance in the first quarter of 2018 and recorded an adjustment from Accumulated other comprehensive income to Retained deficit of $7 million associated with pension obligations. Our accounting to reflect the provisions of the Tax Cuts and Jobs Act is complete after recording this adjustment.

ASC Topic 715, Compensation - Retirement Benefits. In March 2017, the FASB issued ASU 2017-07, Compensation - Retirement Benefits (Topic 715), which amends the existing guidance relating to the presentation of net periodic benefit cost for an entity’s sponsored defined benefit pension and other postretirement plans. On January 1, 2018, we retrospectively adopted the presentation of service cost separate from the other components of net benefit cost. The interest costs, expected long-term return on plan assets, amortization of prior service costs and other costs have been reclassified from Cost of products sold and Selling, general and administrative expenses to Other (income) expense. We elected to apply the practical expedient, which allows us to reclassify amounts disclosed previously in the retirement benefits note as the basis for applying retrospective presentation for comparative periods. On a prospective basis, only service costs will be capitalized in inventory or property, plant & equipment.

The effect of the retrospective presentation change related to the net periodic pension and other postretirement benefits plans on our Unaudited Condensed Consolidated Statement of Operations for the period ended March 31, 2017, was as follows:

	Three Months Ended
	March 31, 2017		Effect of change
(Dollars in millions)	Previously reported	As revised	Higher/(Lower)
Cost of products sold (exclusive of Depreciation, amortization and depletion)	$560	$562	$2
Selling, general and administrative expense	33	33	—
Other (income) expense	—	(2)	(2)

In connection with the adoption of ASU 2017-07, we adopted an accounting policy effective January 1, 2018, on a prospective basis, to classify plan maintenance fees as a reduction of the expected return on plan assets, previously reported as a component of service cost.

ASC Topic 230, Statement of Cash Flows. In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the Emerging Issues Task Force). This ASU requires that restricted cash be included with cash and cash equivalents when reconciling the beginning of period and end of period total amounts shown on the statement of cash flows. The guidance was adopted on January 1, 2018 on a retrospective basis. We do not expect this guidance to have a material impact on an ongoing basis on our Unaudited Condensed Consolidated Financial Statements.

ASC Topic 606, Revenue from Contracts with Customers. On January 1, 2018, we adopted Accounting Standards Codification, or “ASC,” 606, Revenue from Contracts with Customers and all amendments (“new revenue standard”) to all contracts that were not complete using the modified retrospective method. The core principle of ASC 606 is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. Under the new standard, a sales contract is established with our customer upon receipt and acknowledgment of a customer purchase order. After evaluating open contracts at January 1, 2018, we determined that there was no cumulative effect on our Unaudited Condensed Consolidated Financial Statements as a result of adoption of the new revenue standard. The comparative financial results from 2017 have not been restated and continue to be reported under the accounting standards in effect for that period. We do not expect this standard will have a material impact on our sales or operations on an ongoing basis. See Note 3 for additional related revenue disclosures.

We also adopted the following standards in 2018, neither of which had a material impact to our financial statements or financial statement disclosures:

Standard		Effective Date
2017-09	Stock Compensation - Scope of Modification Accounting	January 1, 2018
2016-15	Classification of Certain Cash Receipts and Cash Payments	January 1, 2018

Accounting Guidance Not Yet Adopted

ASC Topic 842, Leases. In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 supersedes existing lease guidance, including ASC Topic 840, Leases, and requires lessees to recognize most leases on their balance sheets for the rights and obligations created by those leases. The guidance also requires enhanced disclosures regarding the amount, timing and uncertainty of cash flows arising from leases that will be effective for interim and annual periods beginning after December 15, 2018. We plan to adopt this guidance on January 1, 2019. The guidance requires the use of a modified retrospective approach. On March 7, 2018 the FASB board approved a practical expedient to adopt the standard with a cumulative effect at the adoption date without restating prior periods. The Company expects to adopt this guidance, when issued, for leases existing at the date of adoption. We expect to recognize a liability and corresponding asset associated with in-scope leases, but we are still in the process of determining those amounts and the processes required to account for leasing activity on an ongoing basis.

3. REVENUE RECOGNITION

Revenue is recognized when obligations under the contract with the customer are satisfied which primarily occurs at the time of shipment from our mills or warehouses. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods reflecting any variable consideration, the most significant of which is our volume rebate program. Sales taxes collected concurrent with revenue are excluded from revenues. Incidental items immaterial to the context of the contract are expensed as incurred. We do not have any material significant payment terms as payment is received shortly after the point of sale.
With respect to variable consideration, the amount of consideration received and revenue recognized is adjusted for the most likely amount of credits based on historical experience. Revenues are adjusted at the earlier date of when the most likely amount expected to be received changes or the consideration becomes fixed. We have elected to recognize the cost of freight and shipping when control has transferred to the customer as fulfillment activities in Cost of products sold.
The following table presents our revenues disaggregated by product included in our Unaudited Condensed Consolidated Statement of Operations:

Three Months
Ended
(Dollars in millions)	March 31, 2018
Printing paper	$356
Coated groundwood	56
Specialty paper	155
Pulp	29
Supercalendared paper	43
Total Net sales	$639
The following table presents our revenue disaggregated by sales channel included in our Unaudited Condensed Consolidated Statement of Operations:

Three Months
Ended
(Dollars in millions)	March 31, 2018
Direct sales	$357
Merchant sales	241
Broker sales	41
Total Net sales	$639
4. SUPPLEMENTAL FINANCIAL STATEMENT INFORMATION

Restricted Cash — As of December 31, 2017 and March 31, 2018, $2 million of restricted cash was included in Intangibles and other assets, net in the Unaudited Condensed Consolidated Balance Sheets mainly related to asset retirement obligations in the state of Michigan. These cash deposits are required by the state and may only be used for the future closure of a landfill. For the three months ended March 31, 2017 and March 31, 2018, Cash and cash equivalents in the Unaudited Condensed Consolidated Statements of Cash Flows include restricted cash of $3 million and $2 million, respectively.

Inventories — The following table summarizes inventories by major category:

	December 31,	March 31,
(Dollars in millions)	2017	2018
Raw materials	$75	$99
Work-in-process	54	63
Finished goods	228	209
Replacement parts and other supplies	28	27
Inventories	$385	$398

Property, plant and equipment — Depreciation expense for the three months ended March 31, 2017 and March 31, 2018 was $31 million and $26 million, respectively. Interest costs capitalized for the three months ended March 31, 2017 and March 31, 2018 were not material. Capital expenditures unpaid as of March 31, 2017 and March 31, 2018 were $3 million and $5 million, respectively.

Transactions with Affiliates — For the three months ended March 31, 2017 and March 31, 2018, we did not transact any material business with affiliates.

5.  DEBT

The following table summarizes debt:

	Original	December 31,	March 31,
(Dollars in millions)	Maturity	2017	2018
ABL Facility	7/14/2021	$65	$118
Term Loan Facility	10/14/2021	146	100
Unamortized (discount) and debt issuance costs, net		(21)	(15)
Less: Current portion		(60)	(18)
Total long-term debt		$130	$185
As of March 31, 2018, the fair value of Verso’s total debt outstanding was $220 million.

During the three months ended March 31, 2018, we made a scheduled principal payment of $4 million on the Term Loan Facility (as defined below) and we elected to make an additional $21 million voluntary principal prepayment on the Term Loan Facility, from available liquidity including amounts under our ABL Facility (as defined below), and applied that payment against the final maturity amount due in October 2021. As a result of the excess cash flow requirement, under our Term Loan Facility, we were obligated to fund an additional principal payment of $7 million and $21 million during the three months ended March 31, 2017 and March 31, 2018, respectively.

Amounts included in interest expense (inclusive of amounts capitalized) and amounts of cash interest payments related to long-term debt for the periods presented, are as follows:

	Three Months	Three Months
	Ended	Ended
(Dollars in millions)	March 31, 2017	March 31, 2018
Interest expense	$8	$6
Cash interest paid	8	5
Debt issuance cost and discount amortization(1)	2	6
(1) Amortization of debt issuance cost and original issue discount are included in interest expense on the Unaudited Condensed Consolidated Statements of Operations.

Credit Facilities
On July 15, 2016, VPH entered into a $375 million asset-based revolving credit facility, or the “ABL Facility,” and a $220 million senior secured term loan (with loan proceeds of $198 million after the deduction of the original issue discount of $22 million), or the “Term Loan Facility,” and collectively termed the “Credit Facilities.” After the Internal Reorganization, Verso Paper became the borrower under the Credit Facilities. The amount of borrowings and letters of credit available to Verso pursuant to the ABL Facility is limited to the lesser of $375 million or an amount determined pursuant to a borrowing base ($344 million as of March 31, 2018). As of March 31, 2018, the outstanding balance of the ABL Facility was $118 million, with $40 million issued in letters of credit and $186 million available for future borrowings, and the weighted-average interest rate on outstanding borrowings was 3.42%. As of March 31, 2018, the Term Loan’s interest rate was 12.77% per annum.

6. EARNINGS PER SHARE

The following table provides a reconciliation of basic and diluted income (loss) per common share:

	Three Months	Three Months
	Ended	Ended
	March 31, 2017	March 31, 2018
Net income (loss) available to common shareholders (in millions)	$(21)	$(2)
Weighted average common shares outstanding (in thousands)	34,391	34,465
Weighted average restricted shares (in thousands)	—	—
Weighted average common shares outstanding - basic (in thousands)	34,391	34,465
Dilutive shares from stock awards (in thousands)	—	—
Weighted average common shares outstanding - diluted (in thousands)	34,391	34,465
Basic income (loss) per share	$(0.61)	$(0.06)
Diluted income (loss) per share	$(0.61)	$(0.06)

As a result of the net loss from continuing operations, 0.3 million and 1.4 million restricted stock units as of March 31, 2017 and March 31, 2018, respectively, and 1.8 million warrants as of March 31, 2017 and March 31, 2018 have been excluded from the calculations of diluted earnings per share as their inclusion would be anti-dilutive. No dividends were declared or paid in the periods presented.

7.  RETIREMENT AND OTHER POSTRETIREMENT BENEFITS

The following table summarizes the components of net periodic pension cost of our pension plans for the periods presented:

	Three Months	Three Months
	Ended	Ended
(Dollars in millions)	March 31, 2017	March 31, 2018
Service cost	$4	$1
Interest cost	16	15
Expected return on plan assets	(18)	(18)
Net periodic pension cost (income)	$2	$(2)

We make contributions that are sufficient to fund our actuarially-determined costs, generally equal to the minimum amounts required by the Employee Retirement Income Security Act. We made contributions to the pension plans of $6 million in each of the three months ended March 31, 2017 and March 31, 2018. We expect to make additional cash contributions of $37 million to the pension plans in the remainder of 2018.

8. EQUITY

Equity Awards

On February 22, 2018, Verso granted 0.2 million service based restricted stock units to its executives and certain senior managers based on the closing market price of our Class A Common Stock on the date of grant. In addition, the compensation committee established performance criteria associated with 0.4 million restricted stock units that were awarded in 2017 for which the performance criteria had not been established at the award date. The compensation committee also granted 0.2 million additional performance restricted stock units on February 22, 2018. The performance awards vest at December 31, 2019 and 2020 based on a comparison of the compound annual growth rate (“CAGR”) of Verso’s stock price over a 3 year period to the CAGR of peer group companies. The vesting criteria of the performance awards meet the definition of a market condition for accounting purposes. The full grant date value of the performance awards will be recognized over the remaining vesting period provided that the employee is employed continuously to the vesting date. The number of shares which will ultimately vest at the vesting date ranges from 50% to 150% based on Verso stock performance relative to the peer group. The grant date for all performance awards was February 22, 2018, and the compensation expense associated with these awards was determined using the Monte Carlo valuation methodology. As of March 31, 2018, there was approximately $19 million of unrecognized compensation cost related to the 1.4 million restricted stock units, which is expected to be recognized over the weighted average period of 2.4 years.

Time-based Restricted Stock Units
Changes to non-vested time-based restricted stock units for the three months ended March 31, 2018 were as follows:

	Restricted Stock	Weighted Average
	Units	Grant Date
Shares (in thousands)	Outstanding	Fair Value
Non-vested at December 31, 2017	583	$6.89
Granted	190	16.87
Vested	—	—
Forfeited	(2)	11.50
Non-vested at March 31, 2018	771	9.35
Performance-based Restricted Stock Units
Changes to non-vested performance-based restricted stock units for the three months ended March 31, 2018 were as follows:

	Restricted Stock	Weighted Average
	Units	Grant Date
Shares (in thousands)	Outstanding	Fair Value
Non-vested at December 31, 2017	—	$—
Granted	640	22.25
Vested	—	—
Forfeited	—	—
Non-vested at March 31, 2018	640	22.25
Warrants

On July 15, 2016, warrants to purchase up to an aggregate of 1.8 million shares of Class A Common Stock were issued to holders of first-lien secured debt at an initial exercise price of $27.86 per share. As of March 31, 2018, no warrants have been exercised.
9.  RESTRUCTURING CHARGES

Corporate Restructuring — In November 2016, Verso announced the closure of its Memphis office headquarters and relocation of its Corporate headquarters to Miamisburg, Ohio. The following table details the charges incurred related to the Memphis office closure as included in Restructuring charges on our Unaudited Condensed Consolidated Statements of Operations:

	Three Months	Three Months
	Ended	Ended	Cumulative
(Dollars in millions)	March 31, 2017	March 31, 2018	Incurred
Severance and benefit costs	$1	$—	$3
Write-off of purchase obligations	—	—	2
Other costs	—	—	1
Total restructuring costs	$1	$—	$6

The following table details the changes in our restructuring reserve liabilities related to the Memphis office headquarters closure which are included in Accrued liabilities on our Unaudited Condensed Consolidated Balance Sheets:

	Three Months	Three Months
	Ended	Ended
(Dollars in millions)	March 31, 2017	March 31, 2018
Beginning balance of reserve	$3	$2
Severance and benefit costs	1	—
Severance and benefit payments	(2)	—
Ending balance of reserve	$2	$2
Androscoggin/Wickliffe Capacity Reductions — During 2015, Verso announced production capacity reductions at our Androscoggin Mill in Jay, Maine, and our Wickliffe Mill in Wickliffe, Kentucky. Together, these actions reduced our production capacity by approximately 430,000 tons of coated paper and approximately 130,000 tons of dried market pulp.
The following table details the charges incurred related primarily to the Androscoggin/Wickliffe capacity reductions as included in Restructuring charges on our Unaudited Condensed Consolidated Statements of Operations:

	Three Months	Three Months
	Ended	Ended	Cumulative
(Dollars in millions)	March 31, 2017	March 31, 2018	Incurred
Severance and benefit costs	$—	$—	$5
Write-off of purchase obligations and commitments	—	—	3
Other costs	1	1	7
Total restructuring costs	$1	$1	$15
The following table details the changes in our restructuring reserve liabilities related to the Androscoggin/Wickliffe capacity reductions which are included in Accrued liabilities on our Unaudited Condensed Consolidated Balance Sheets:

	Three Months	Three Months
	Ended	Ended
(Dollars in millions)	March 31, 2017	March 31, 2018
Beginning balance of reserve	$6	$1
Other costs	1	1
Payments on other costs	(1)	(1)
Ending balance of reserve	$6	$1

In connection with the temporary idling of the No. 3 paper machine at our Androscoggin mill in the fourth quarter of 2016, we recognized $6 million of accelerated depreciation during the three months ended March 31, 2017, which is included in Depreciation, amortization and depletion in our Unaudited Condensed Consolidated Statement of Operations.

10. COMMITMENTS AND CONTINGENCIES

Represented Employees — Approximately 70% of our hourly workforce is represented by unions. All represented employees were covered by the Master Labor Agreement 2012–2016, dated as of December 21, 2012, covering wages and benefits; certain represented mills also had local agreements covering general work rules, until the expiration of the Master Labor Agreement in December 2016. The parties are engaged in collective bargaining at the Luke Mill, Escanaba Mill, Wisconsin Rapids Mill and Stevens Point Mill and continue to work under the terms and conditions of their expired agreements.

General Litigation — We are involved from time to time in legal proceedings incidental to the conduct of our business. We do not believe that any liability that may result from these proceedings will have a material, adverse effect on our Unaudited Condensed Consolidated Financial Statements.

Settlement Agreement — On March 20, 2018, we entered into a settlement agreement with Canadian producers of supercalendered paper, Port Hawkesbury Paper Limited Partnership and certain related entities, collectively, “Port Hawkesbury” and Irving Paper Limited, or “Irving”. In accordance with the terms of the settlement agreement, Verso filed with the U.S. Department of Commerce, or “Commerce,” a written request for a “no interest” changed circumstances review by

Commerce of the final countervailing duty order, or the “CVD Order,” issued by Commerce on December 10, 2015, imposing tariffs on supercalendered paper imported into the United States from Canada since August 3, 2015, such request, the “Changed Circumstances Request”. Verso included in its Changed Circumstances Request, among other things, a request that Commerce revoke the CVD Order retroactively to August 3, 2015, which, if granted, would result in refunds to Canadian producers of supercalendered paper of all countervailing duties collected on supercalendered paper imported into the United States from such producers under the CVD Order. If the Changed Circumstances Request is granted by Commerce, Port Hawkesbury and Irving have agreed in the settlement agreement to pay Verso a percentage of the duties refunded to Port Hawkesbury and Irving over time, with the total amount payable to Verso capped at $42 million. There can be no assurance that Commerce will grant the Changed Circumstances Request and revoke the CVD Order retroactively, or at all, and therefore no assurance that Verso will receive any or all of the settlement amount.

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

Headquartered in Miamisburg, Ohio, Verso operates seven mills located in Maine, Maryland, Michigan, Minnesota and Wisconsin with a total annual production capacity of approximately 2,870,000 tons of paper.

Upgrade/Restart Paper Machine at Androscoggin Mill

During the first quarter of 2018, Verso announced plans to upgrade the shuttered No. 3 paper machine and pulp line at its Androscoggin Mill in Jay, Maine, enabling this equipment to restart for the manufacture of packaging products, which we expect to occur during the third quarter of 2018. This project is expected to create approximately 120 full-time jobs at the Androscoggin Mill and increase annual paper production capacity by approximately 200,000 tons. The estimated total capital cost of the project is $17 million, $4 million of which will come from a Maine Technology Asset Fund 2.0 challenge grant administered by the Maine Technology Institute. Funds from the grant will be become available as certain milestones in the project are reached. Capital expenditures incurred for the three months ended March 31, 2018, included $3 million related to the upgrade of the No. 3 paper machine and pulp line, $1 million of which was paid as of March 31, 2018.

Settlement Agreement

On March 20, 2018, we entered into a settlement agreement with Canadian producers of supercalendered paper, Port Hawkesbury Paper Limited Partnership and certain related entities, collectively, “Port Hawkesbury” and Irving Paper Limited, or “Irving”. In accordance with the terms of the settlement agreement, Verso filed with the U.S. Department of Commerce, or “Commerce,” a written request for a “no interest” changed circumstances review by Commerce of the final countervailing duty order, or the “CVD Order,” issued by Commerce on December 10, 2015, imposing tariffs on supercalendered paper imported into the United States from Canada since August 3, 2015, such request, the “Changed Circumstances Request”. Verso included in its Changed Circumstances Request, among other things, a request that Commerce revoke the CVD Order retroactively to August 3, 2015, which, if granted, would result in refunds to Canadian producers of supercalendered paper of all countervailing duties collected on supercalendered paper imported into the United States from such producers under the CVD Order. If the Changed Circumstances Request is granted by Commerce, Port Hawkesbury and Irving have agreed in the settlement agreement to pay Verso a percentage of the duties refunded to Port Hawkesbury and Irving over time, with the total amount payable to Verso capped at $42 million. There can be no assurance that Commerce will grant the Changed Circumstances Request and revoke the CVD Order retroactively, or at all, and therefore no assurance that Verso will receive any or all of the settlement amount.

Results of Operations

The following tables set forth the historical results of operations of Verso for the periods indicated below. The following discussion of our financial condition and results of operations should be read in conjunction with our Unaudited Condensed Consolidated Financial Statements and notes thereto included elsewhere in this quarterly report.

Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017

	Three Months	Three Months
	Ended	Ended	Three Month
(Dollars in millions)	March 31, 2017	March 31, 2018	$ Change
Net sales	$616	$639	$23
Costs and expenses:
Cost of products sold (exclusive of depreciation, amortization and depletion)	562	581	19
Depreciation, amortization and depletion	33	27	(6)
Selling, general and administrative expenses	33	25	(8)
Restructuring charges	2	1	(1)
Operating income (loss)	(14)	5	19
Interest expense	9	11	2
Other (income) expense	(2)	(4)	(2)
Income (loss) before income taxes	(21)	(2)	19
Income tax expense	—	—	—
Net income (loss)	$(21)	$(2)	$19

Net sales. Net sales for the three months ended March 31, 2018, increased by $23 million compared to the three months ended March 31, 2017. This increase was attributable to a 7% increase in average price, from $829 per ton during the three months ended March 31, 2017, to $885 per ton for the same period of the current year partially offset by a 3% reduction in volume from 743 thousand tons during the three months ended March 31, 2017, to 722 thousand tons during the same period of the current year. The increased pricing and improvement in product mix, resulted in a $38 million increase in revenue partially offset by a decrease in sales volume which resulted in $15 million of reduced revenue. The decrease in volume was driven by a reduction in external pulp sales of 15 thousand tons, primarily in preparation for a planned outage at our Quinnesec Mill, and a reduction in coated paper sales of 7 thousand tons as a result of capacity reductions at our Androscoggin Mill. While sales volume of specialty papers increased in the three months ended March 31, 2018, it was offset by a reduction in sales volume of other coated papers during that same period.

Cost of sales.  Cost of products sold, excluding depreciation, amortization and depletion expenses, increased $19 million, or 3%, in the three months ended March 31, 2018, compared to the three months ended March 31, 2017. Our gross margin, excluding depreciation, amortization and depletion expenses, was 9.1% for the three months ended March 31, 2018, compared to 8.8% for the three months ended March 31, 2017, reflecting an incremental increase of $4 million in gross margin. Gross margin for the three months ended March 31, 2018 was impacted favorably by higher average pricing and improved product mix, reduction of pension costs, lower corporate overhead costs and favorable wood costs, partially offset by lower sales volume, production issues at certain mills, additional major maintenance costs, increased freight expense and inflation on chemicals and energy costs. The most significant production issue was related to a boiler failure at our Luke Mill, combined with a simultaneous weather event and depletion of fuel used to generate steam throughout the mill. This event had an impact of approximately $4 million on the results of the three months ended March 31, 2018.

Depreciation, amortization and depletion. Depreciation, amortization and depletion expenses for the three months ended March 31, 2018 decreased $6 million, or 18%, from the three months ended March 31, 2017. The reduction in depreciation, amortization and depletion is attributable to the capacity reductions at our Androscoggin Mill, in which $6 million of accelerated depreciation was recognized in the first quarter of 2017 in connection with the temporary idling of the No. 3 paper machine.

Selling, general and administrative expenses.  Selling, general and administrative expenses for the three months ended March 31, 2018 decreased $8 million, or 24%, compared to the same period of the prior year, primarily attributable to cost reduction initiatives implemented across the Company. As a percentage of sales, Selling, general and administrative expenses were 3.9% for the three months ended March 31, 2018 and 5.4% for the three months ended March 31, 2017.

Interest expense.  Interest expense for the three months ended March 31, 2018 increased $2 million, or 22%, compared to the three months ended March 31, 2017. This increase is primarily attributable to a $4 million increase in amortization of debt issuance cost and discount associated with the Term Loan Facility as a result of the $21 million voluntary principal payment and $21 million excess cash flow payment made during the three months ended March 31, 2018, partially offset by a $2 million decrease in interest expense during the three months ended March 31, 2018 compared to the three months ended March 31, 2017, as a result of the reduction in amounts outstanding under the Term Loan Facility.

Other (income) expense.  Other (income) expense for the three months ended March 31, 2017 and March 31, 2018 includes income of $2 million and $3 million, respectively, associated with the non-operating components of net periodic pension cost (income) in connection with the adoption of ASU 2017-07 (see Note 2 to our Unaudited Condensed Consolidated Financial Statements included elsewhere in this report).

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

Because EBITDA and Adjusted EBITDA are not measurements determined in accordance with GAAP and are susceptible to varying calculations, EBITDA and Adjusted EBITDA, as presented, may not be comparable to similarly titled measures of other companies. You should consider our EBITDA and Adjusted EBITDA in addition to, and not as a substitute for, or superior to, our operating or net income (loss) or cash flows from operating activities, which are determined in accordance with GAAP.

The following table reconciles net income (loss) to EBITDA and Adjusted EBITDA for the periods presented:

	Three Months	Three Months
	Ended	Ended
(Dollars in millions)	March 31, 2017	March 31, 2018
Net income (loss)	$(21)	$(2)
Income tax expense	—	—
Interest expense, net	9	11
Depreciation, amortization and depletion	33	27
EBITDA	$21	$36
Adjustments to EBITDA:
Restructuring charges (1)	2	1
Strategic initiatives costs (2)	—	2
Other items, net (3)	3	2
Adjusted EBITDA	$26	$41
(1) Charges are primarily associated with the closure and relocation of the Memphis office headquarters and closure of the Wickliffe mill.
(2) Professional fees and other charges associated with strategic alternatives initiative.
(3) For 2017, costs incurred in connection with the re-engineering of information systems, amortization of non-cash incentive compensation, costs associated with the temporary idling of the No. 3 paper machine at the Androscoggin mill and miscellaneous other non-recurring adjustments. For 2018, amortization of non-cash incentive compensation, legal settlement gain associated with prior closed mill and miscellaneous other non-recurring adjustments.

Liquidity and Capital Resources

As of March 31, 2018, the outstanding balance of the ABL Facility was $118 million, with $40 million in letters of credit issued, and $186 million available for future borrowings.

During the three months ended March 31, 2018, we elected to make a $21 million voluntary principal prepayment on the Term Loan Facility from available liquidity including amounts under our ABL Facility, and applied that payment against the final maturity amount due in October 2021. As a result of the excess cash flow requirement, under our Term Loan Facility, we were obligated to fund an additional principal payment of $7 million and $21 million during the three months ended March 31, 2017 and March 31, 2018, respectively.
Our cash flows from operating, investing and financing activities, as reflected in the Unaudited Condensed Consolidated Statements of Cash Flows, are summarized in the following table:

	Three Months	Three Months
	Ended	Ended
(Dollars in millions)	March 31, 2017	March 31, 2018
Net cash provided by (used in):
Operating activities	$(23)	$8
Investing activities	(10)	(14)
Financing activities	34	6
Net change in cash and cash equivalents	$1	$—

Operating activities.  In the first three months of 2018, net cash provided by operating activities of $8 million primarily reflects non-cash depreciation, amortization and depletion of $27 million, partially offset by a net loss of $2 million and net cash used for working capital of $16 million, primarily attributable to increases in accounts receivable, raw materials inventory levels and payments that reduced our accrued liabilities offset by an increase in accounts payable and a decrease in finished goods inventory levels, as a result of production issues experienced in the first quarter of 2018. In the first three months of 2017, net cash used in operating activities of $23 million primarily reflects a net loss of $21 million and cash used for working capital of $33 million primarily due to payments that reduced our accrued liabilities. These changes were offset by non-cash depreciation, amortization and depletion of $33 million.

Investing activities. In the first three months of 2018, net cash used in investing activities consisted of $14 million of capital expenditures, $1 million of which related to the upgrade of the shuttered No. 3 paper machine and pulp line at our Androscoggin Mill in Jay, Maine. In the first three months of 2017, net cash used in investing activities consisted of $10 million of capital expenditures.

Financing activities. In the first three months of 2018, net cash provided by financing activities of $6 million, primarily reflects $52 million of net borrowings on our ABL Facility partially offset by $46 million of payments on the Term Loan Facility. In the first three months of 2017, net cash provided by financing activities of $34 million, primarily reflects $46 million of net borrowings on our ABL Facility partially offset by $12 million of payments on the Term Loan Facility.

Credit Facilities
On July 15, 2016, VPH entered into a $375 million ABL Facility and a Term Loan Facility that provides for term loan commitments of $220 million with loan proceeds of $198 million after the deduction of the original issue discount of $22 million. The amount of borrowings and letters of credit available to Verso pursuant to the ABL Facility is limited to the lesser of $375 million or an amount determined pursuant to a borrowing base ($344 million as of March 31, 2018). As of March 31, 2018, the outstanding balance of the ABL Facility was $118 million, with $40 million issued in letters of credit and $186 million available for future borrowings, and the weighted-average interest rate on outstanding borrowings was 3.42%. As of March 31, 2018, the Term Loan’s interest rate was 12.77% per annum.

As of March 31, 2018, we were in compliance with the covenants in our Credit Facilities.

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

For a discussion of our critical accounting policies and estimates, see “Critical Accounting Policies” included in our Annual Report on Form 10-K for the year ended December 31, 2017, under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We have made no significant changes to our critical accounting policies and estimates from those described in our Annual Report on Form 10-K for the year ended December 31, 2017.

Recent Accounting Developments

See Note 2, “Recent Accounting Developments” in the Notes to our Unaudited Condensed Consolidated Financial Statements.

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

We reach our end-users through several channels, including printers, brokers, paper merchants and direct sales to end-users. We sell and market our products to approximately 300 customers. During the three months ended March 31, 2018, our largest customer, Veritiv Corporation, accounted for approximately 20% of our total net sales.

Interest Rates

Our ABL Facility and Term Loan Facility each bear interest at a variable rate based on LIBOR or a customary base rate, in each case plus an applicable margin. Our Term Loan Facility has a LIBOR floor of 1%. Assuming the principal amount outstanding under the ABL Facility remains unchanged as of March 31, 2018, and the Term Loan Facility interest remains at or above the LIBOR floor, a 100 basis point increase in quoted interest rates on our outstanding floating-rate debt as of March 31, 2018, would cause an estimated increase in interest expense of approximately $2 million per year. While we may enter into agreements limiting our exposure to higher interest rates, any such agreements may not offer complete protection from this risk.

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

Energy.  We continue to produce a significant portion of our energy needs for our paper mills from sources such as waste wood, hydroelectric facilities, liquid biomass from our pulping process and internal energy cogeneration facilities. Our external energy purchases vary across each of our mills and include fuel oil, natural gas, coal and electricity. Our overall energy expenditures are mitigated by our internal energy production capacity and ability to switch between certain energy sources. The use of derivative contracts is also a consideration as part of our risk management strategy to manage our exposure to market fluctuations in energy prices.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in reports that we file and submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2018. Based upon this evaluation, and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2018.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended March 31, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

We are involved from time to time in legal proceedings incidental to the conduct of our business. We do not believe that any liability that may result from these proceedings will have a material adverse effect on our Unaudited Condensed Consolidated Financial Statements.

ITEM 1A.   RISK FACTORS

For a detailed discussion of risk factors affecting us, see “Part I – Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017.
ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no repurchases of equity securities by Verso in the first quarter of 2018.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.   MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.   OTHER INFORMATION

Not applicable.

ITEM 6.   EXHIBITS

The following exhibits are included with this report:

Exhibit Number	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation of Verso Corporation.(1)

3.2	Amended and Restated Bylaws of Verso Corporation.(2)

4.1	Form of specimen Class A Common stock certificate.(3)

4.2	Form of specimen Class B Common stock certificate.(4)

4.3	Form of specimen Plan Warrant certificate.(5)

10.1	Settlement Agreement, dated as of March 20, 2018, by and among Verso Corporation, Port Hawkesbury (as defined therein) and Irving Paper Limited.(6)

31.1	Certification of Principal Executive Officer of Verso Corporation pursuant to Rule 13a-14(a) under Securities Exchange Act of 1934.

31.2	Certification of Principal Financial Officer of Verso Corporation pursuant to Rule 13a-14(a) under Securities Exchange Act of 1934.

32.1
Certification of Principal Executive Officer of Verso Corporation pursuant to Rule 13a-14(b) under Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code.(7)

32.2
Certification of Principal Financial Officer of Verso Corporation pursuant to Rule 13a-14(b) under Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code.(7)

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

______________________

(1)	Incorporated herein by reference to Exhibit 3.1 to Verso Corporation’s Registration Statement on Form 8-A filed with the SEC on July 15, 2016.

(2)	Incorporated herein by reference to Exhibit 3.2 to Verso Corporation’s Registration Statement on Form 8-A filed with the SEC on July 15, 2016.

(3)	Incorporated herein by reference to Exhibit 4.1 to Verso Corporation’s Current Report on Form 8‑K filed with the SEC on July 19, 2016.

(4)	Incorporated herein by reference to Exhibit 4.2 to Verso Corporation’s Current Report on Form 8‑K filed with the SEC on July 19, 2016.

(5)	Incorporated herein by reference to Exhibit 10.4 to Verso Corporation’s Current Report on Form 8‑K filed with the SEC on July 19, 2016.

(6)	Incorporated herein by reference to Exhibit 10.1 to Verso Corporation’s Current Report on Form 8‑K filed with the SEC on March 21, 2018.

(7)	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 8, 2018
VERSO CORPORATION

	By:	/s/ B. Christopher DiSantis
B. Christopher DiSantis President, Chief Executive Officer and Director (Principal Executive Officer)

By:	/s/ Allen J. Campbell
Allen J. Campbell Senior Vice President and Chief Financial Officer (Principal Financial Officer)