Form 10-Q
period 2018-06-30
Verso Corp
filed 2018-08-08
CIK 1421182

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018

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
☑ Yes ☐ No
As of July 31, 2018, Verso Corporation had 34,553,364 shares of Class A common stock, par value $0.01 per share, and no shares of Class B common stock outstanding.

Entity Names and Organization

In this report, the term “Verso” refers to Verso Corporation and its subsidiaries, which is the ultimate parent entity and the issuer of Class A common stock listed on the New York Stock Exchange. In December 2016, Verso Corporation completed a consolidation and reorganization of its subsidiaries, or the “Internal Reorganization.” After the Internal Reorganization, Verso is the sole member of Verso Holding LLC, which is the sole member of Verso Paper Holding LLC. As used in this report, the term “Verso Paper” refers to Verso Paper Holding LLC. Prior to the Internal Reorganization, Verso was the sole member of Verso Paper Finance Holdings One LLC, which was the sole member of Verso Paper Finance Holdings LLC, which was the sole member of Verso Paper Holdings LLC. The term “VPH” refers to Verso Paper Holdings LLC. As a result of the Internal Reorganization, VPH no longer exists. Unless otherwise noted, references to “the Company,” “we,” “us,” and “our” refer to Verso.

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

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

VERSO CORPORATION
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,
(Dollars in millions)	2017	2018
ASSETS
Current assets:
Cash and cash equivalents	$7	$7
Accounts receivable, net	208	215
Inventories	385	373
Prepaid expenses and other assets	14	12
Total current assets	614	607
Property, plant and equipment, net	1,062	1,047
Intangibles and other assets, net	56	55
Total assets	$1,732	$1,709
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$176	$216
Accrued liabilities	129	107
Current maturities of long-term debt	60	18
Total current liabilities	365	341
Long-term debt	130	144
Pension benefit obligation	457	440
Other liabilities	34	34
Total liabilities	986	959
Commitments and contingencies (Note 10)
Equity:
Preferred stock -- par value $0.01 (50,000,000 shares authorized, no shares issued)	—	—
Common stock -- par value $0.01 (210,000,000 Class A shares authorized with 34,173,571 shares issued and 34,164,434 outstanding on December 31, 2017 and 34,543,690 shares issued and 34,534,553 outstanding on June 30, 2018; 40,000,000 Class B shares authorized with 291,039 shares issued and outstanding on December 31, 2017 and no shares issued and outstanding on June 30, 2018)	—	—
Treasury stock -- at cost (9,137 shares on December 31, 2017 and June 30, 2018)	—	—
Paid-in-capital (including Warrants of $10 million)	676	680
Retained deficit	(62)	(70)
Accumulated other comprehensive income	132	140
Total equity	746	750
Total liabilities and equity	$1,732	$1,709
See notes to Unaudited Condensed Consolidated Financial Statements.

VERSO CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
(Dollars in millions, except per share amounts)	June 30, 2017	June 30, 2018	June 30, 2017	June 30, 2018
Net sales	$585	$644	$1,201	$1,283
Costs and expenses:
Cost of products sold (exclusive of depreciation and amortization)	574	581	1,136	1,162
Depreciation and amortization	27	28	60	55
Selling, general and administrative expenses	24	28	57	53
Restructuring charges	2	1	4	2
Other operating (income) expense	—	2	—	2
Operating income (loss)	(42)	4	(56)	9
Interest expense	10	6	19	17
Other (income) expense	(3)	(3)	(5)	(7)
Income (loss) before income taxes	(49)	1	(70)	(1)
Income tax expense	—	—	—	—
Net income (loss)	$(49)	$1	$(70)	$(1)
Income (loss) per common share:
Basic	$(1.42)	$0.03	$(2.03)	$(0.03)
Diluted	(1.42)	0.03	(2.03)	(0.03)
Weighted average common shares outstanding (in thousands)
Basic	34,416	34,506	34,403	34,486
Diluted	34,416	34,829	34,403	34,486
See notes to Unaudited Condensed Consolidated Financial Statements.

VERSO CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
(Dollars in millions)	June 30, 2017	June 30, 2018	June 30, 2017	June 30, 2018
Net income (loss)	$(49)	$1	$(70)	$(1)
Other comprehensive income (loss), net of tax:
Defined benefit pension/other postretirement plans:
Pension/other postretirement liability adjustment, net	—	—	—	1
Other comprehensive income (loss), net of tax	—	—	—	1
Comprehensive income (loss)	$(49)	$1	$(70)	$—
See notes to Unaudited Condensed Consolidated Financial Statements.

VERSO CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

	Class A		Class B						Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity (Deficit)
(Dollars in millions, shares in thousands)	Common Shares	Common Stock	Common Shares	Common Stock	Treasury Shares	Treasury Stock	Paid-in-Capital	Retained Deficit
Balance - December 31, 2016	33,367	$—	1,024	$—	—	$—	$675	$(32)	$127	$770
Net income (loss)	—	—	—	—	—	—	—	(70)	—	(70)
Common stock issued for restricted stock, net	44	—	—	—	—	—	—	—	—	—
Class B stock converted to Class A stock	482	—	(482)	—	—	—	—	—	—	—
Equity award expense	—	—	—	—	—	—	1	—	—	1
Balance - June 30, 2017	33,893	$—	542	$—	—	$—	$676	$(102)	$127	$701

Balance - December 31, 2017	34,173	$—	291	$—	(9)	$—	$676	$(62)	$132	$746
Net income (loss)	—	—	—	—	—	—	—	(1)	—	(1)
Other comprehensive income (loss), net	—	—	—	—	—	—	—	—	1	1
Common stock issued for restricted stock	80	—	—	—	—	—	—	—	—	—
Class B stock converted to Class A stock	291	—	(291)	—	—	—	—	—	—	—
Equity award expense	—	—	—	—	—	—	4	—	—	4
Reclassification of stranded tax effects (ASU 2018-02)	—	—	—	—	—	—	—	(7)	7	—
Balance - June 30, 2018	34,544	$—	—	$—	(9)	$—	$680	$(70)	$140	$750
See notes to Unaudited Condensed Consolidated Financial Statements.

VERSO CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months	Six Months
	Ended	Ended
(Dollars in millions)	June 30, 2017	June 30, 2018
Cash Flows From Operating Activities:
Net income (loss)	$(70)	$(1)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	60	55
Net periodic pension cost (income)	3	(3)
Pension plan contributions	(12)	(14)
Amortization of debt issuance cost and discount	4	7
Equity award expense	1	4
Changes in assets and liabilities:
Accounts receivable, net	(4)	(7)
Inventories	37	12
Prepaid expenses and other assets	4	1
Accounts payable	29	41
Accrued and other liabilities	(36)	(20)
Net cash provided by (used in) operating activities	16	75
Cash Flows From Investing Activities:
Capital expenditures	(21)	(38)
Net cash provided by (used in) investing activities	(21)	(38)
Cash Flows From Financing Activities:
Borrowings on ABL Facility	104	228
Payments on ABL Facility	(83)	(213)
Payments on Term Loan Facility	(16)	(51)
Net cash provided by (used in) financing activities	5	(36)
Change in Cash and cash equivalents and restricted cash	—	1
Cash and cash equivalents and restricted cash at beginning of period	9	9
Cash and cash equivalents and restricted cash at end of period	$9	$10
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

Basis of Presentation — This report contains the Unaudited Condensed Consolidated Financial Statements of Verso as of December 31, 2017 and June 30, 2018 and for the three months and six months ended June 30, 2017 and June 30, 2018. The December 31, 2017, Unaudited Condensed Consolidated Balance Sheet data was derived from audited financial statements, but it does not include all disclosures required annually by accounting principles generally accepted in the United States of America, or “GAAP.” In the opinion of Management, the Unaudited Condensed Consolidated Financial Statements include all adjustments that are necessary for the fair presentation of Verso’s respective financial conditions, results of operations and cash flows for the interim periods presented. Except as disclosed in the notes to the Unaudited Condensed Consolidated Financial Statements, such adjustments are of a normal, recurring nature. Variable interest entities for which Verso is the primary beneficiary are consolidated. Intercompany balances and transactions are eliminated in consolidation. The results of operations and cash flows for the interim periods presented may not necessarily be indicative of full-year results. It is suggested that these financial statements be read in conjunction with the audited consolidated financial statements and notes thereto of Verso contained in its Annual Report on Form 10-K for the year ended December 31, 2017.

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

The effect of the retrospective presentation change related to the net periodic pension and other postretirement benefits plans on our Unaudited Condensed Consolidated Statement of Operations for the three months and six months ended June 30, 2017, was as follows:

	Three Months Ended
	June 30, 2017
(Dollars in millions)	Previously reported	As revised	Effect of change higher/(lower)
Cost of products sold (exclusive of Depreciation and amortization)	$571	$574	$3
Selling, general and administrative expense	24	24	—
Other (income) expense	—	(3)	(3)

	Six Months Ended
	June 30, 2017
(Dollars in millions)	Previously reported	As revised	Effect of change higher/(lower)
Cost of products sold (exclusive of Depreciation and amortization)	$1,131	$1,136	$5
Selling, general and administrative expense	57	57	—
Other (income) expense	—	(5)	(5)

In connection with the adoption of ASU 2017-07, we adopted an accounting policy effective January 1, 2018, on a prospective basis, to classify plan maintenance fees as a reduction of the expected return on plan assets, previously reported as a component of service cost.

ASC Topic 230, Statement of Cash Flows. In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the Emerging Issues Task Force). This ASU requires that restricted cash be included with cash and cash equivalents when reconciling the beginning of period and end of period total amounts shown on the statement of cash flows. The guidance was adopted on January 1, 2018 on a retrospective basis. This guidance did not have a material impact on our Unaudited Condensed Consolidated Financial Statements.

ASC Topic 606, Revenue from Contracts with Customers. On January 1, 2018, we adopted Accounting Standards Codification, or “ASC,” 606, Revenue from Contracts with Customers and all amendments (“new revenue standard”) to all contracts that were not complete at the date of initial application using the modified retrospective method. The core principle of ASC 606 is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. Under the new standard, a sales contract is established with our customer upon receipt and acknowledgment of a customer purchase order. After evaluating open contracts at January 1, 2018, we determined that there was no cumulative effect on our Unaudited Condensed Consolidated Financial Statements as a result of adoption of the new revenue standard. The comparative financial results from 2017 have not been restated and continue to be reported under the accounting standards in effect for that period. Adoption of this standard did not have a material impact on our sales or operations. See Note 3 for additional related revenue disclosures.

We also adopted the following standards in 2018, neither of which had a material impact to our financial statements or financial statement disclosures:

Standard		Effective Date
2017-09	Stock Compensation - Scope of Modification Accounting	January 1, 2018
2016-15	Classification of Certain Cash Receipts and Cash Payments	January 1, 2018

Accounting Guidance Not Yet Adopted

ASC Topic 842, Leases. In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 supersedes existing lease guidance, including ASC Topic 840, Leases, and requires lessees to recognize most leases on their balance sheets for the rights and obligations created by those leases. The guidance also requires enhanced disclosures regarding the amount, timing and uncertainty of cash flows arising from leases that will be effective for interim and annual periods beginning after December 15, 2018. We plan to adopt this guidance on January 1, 2019. The guidance requires the use of a modified retrospective approach. In July 2018, FASB issued ASU 2018-11 which provides a practical expedient to adopt the standard with a cumulative effect at the adoption date without restating prior periods. We expect to adopt this guidance for leases existing at the date of adoption. We expect to recognize a liability and corresponding asset associated with in-scope leases. We have formed an implementation team and commenced identification of our lease population, but we are still in the process of determining those amounts to be recognized as liabilities and right of use assets and the changes in processes required to account for leasing activity on an ongoing basis.

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
The following table presents our revenues disaggregated by product included in our Unaudited Condensed Consolidated Statements of Operations:

	Three Months	Six Months
	Ended	Ended
(Dollars in millions)	June 30, 2018	June 30, 2018
Printing paper	$363	$719
Coated groundwood	51	107
Specialty paper	162	317
Pulp	27	56
Supercalendared paper	41	84
Total Net sales	$644	$1,283
The following table presents our revenue disaggregated by sales channel included in our Unaudited Condensed Consolidated Statement of Operations:

	Three Months	Six Months
	Ended	Ended
(Dollars in millions)	June 30, 2018	June 30, 2018
Direct sales	$359	$716
Merchant sales	246	488
Broker sales	39	79
Total Net sales	$644	$1,283
4. SUPPLEMENTAL FINANCIAL STATEMENT INFORMATION

Restricted Cash — As of December 31, 2017 and June 30, 2018, $2 million and $3 million, respectively, of restricted cash was included in Intangibles and other assets, net in the Unaudited Condensed Consolidated Balance Sheets mainly related to asset retirement obligations in the state of Michigan. These cash deposits are required by the state and may only be used for the future closure of a landfill. As of June 30, 2017 and June 30, 2018, Cash and cash equivalents in the Unaudited Condensed Consolidated Statements of Cash Flows each include restricted cash of $3 million.

Inventories — The following table summarizes inventories by major category:

	December 31,	June 30,
(Dollars in millions)	2017	2018
Raw materials	$75	$82
Work-in-process	54	52
Finished goods	228	211
Replacement parts and other supplies	28	28
Inventories	$385	$373

Property, plant and equipment — Depreciation expense for the three months and six months ended June 30, 2017 was $26 million and $57 million, respectively. Depreciation expense for the three months and six months ended June 30, 2018 was $26 million and $52 million, respectively. Interest costs capitalized for the three months and six months ended June 30, 2017 were each zero. Interest cost capitalized for the three months and six months ended June 30, 2018 were each $1 million.

Property, plant and equipment includes capital expenditures unpaid as of June 30, 2017 and June 30, 2018 of $2 million and $8 million, respectively.

Transactions with Affiliates — For the three months and six months ended June 30, 2017 and June 30, 2018, we did not transact any material business with affiliates.

5.  DEBT

The following table summarizes debt:

	Original	December 31,	June 30,
(Dollars in millions)	Maturity	2017	2018
ABL Facility	7/14/2021	$65	$80
Term Loan Facility	10/14/2021	146	96
Unamortized (discount) and debt issuance costs, net		(21)	(14)
Less: Current portion		(60)	(18)
Total long-term debt		$130	$144
As of June 30, 2018, the fair value of Verso’s total debt outstanding was $178 million.

During the six months ended June 30, 2018, we made scheduled principal payments totaling $9 million on the Term Loan Facility (as defined below) and we elected to make an additional $21 million voluntary principal prepayment on the Term Loan Facility from available liquidity, including amounts under our ABL Facility (as defined below) and applied that payment against the final maturity amount due in October 2021. As a result of the excess cash flow requirement in our Term Loan Facility, we were obligated to fund additional principal payments during the six months ended June 30, 2017 and June 30, 2018 of $7 million and $21 million, respectively.

On July 18, 2018, we elected to make an additional $46 million voluntary principal prepayment on the Term Loan Facility from available liquidity including amounts under our ABL Facility, and we applied that payment against the final maturity amount and quarterly amortization amounts due in 2021.

Amounts included in interest expense (inclusive of amounts capitalized) and amounts of cash interest payments related to long-term debt for the periods presented are as follows:

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
(Dollars in millions)	June 30, 2017	June 30, 2018	June 30, 2017	June 30, 2018
Interest expense	$8	$5	$16	$11
Cash interest paid	7	6	15	11
Debt issuance cost and discount amortization(1)	2	1	4	7
(1) Amortization of debt issuance cost and original issue discount are included in interest expense on the Unaudited Condensed Consolidated Statements of Operations.

Credit Facilities
On July 15, 2016, VPH entered into a $375 million asset-based revolving credit facility, or the “ABL Facility,” and a $220 million senior secured term loan (with loan proceeds of $198 million after the deduction of the original issue discount of $22 million), or the “Term Loan Facility,” and collectively termed the “Credit Facilities.” After the Internal Reorganization, Verso Paper became the borrower under the Credit Facilities. The amount of borrowings and letters of credit available to Verso pursuant to the ABL Facility is limited to the lesser of $375 million or an amount determined pursuant to a borrowing base ($327 million as of June 30, 2018). As of June 30, 2018, the outstanding balance of the ABL Facility was $80 million, with $38 million issued in letters of credit and $209 million available for future borrowings, and the weighted-average interest rate on outstanding borrowings was 4.26%. As of June 30, 2018, the Term Loan’s interest rate was 13.13% per annum.

6. EARNINGS PER SHARE

The following table provides a reconciliation of basic and diluted income (loss) per common share:

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2017	June 30, 2018	June 30, 2017	June 30, 2018
Net income (loss) available to common shareholders (in millions)	$(49)	$1	$(70)	$(1)
Weighted average common shares outstanding (in thousands)	34,416	34,506	34,403	34,486
Weighted average restricted shares (in thousands)	—	—	—	—
Weighted average common shares outstanding - basic (in thousands)	34,416	34,506	34,403	34,486
Dilutive shares from stock awards (in thousands)	—	323	—	—
Weighted average common shares outstanding - diluted (in thousands)	34,416	34,829	34,403	34,486
Basic income (loss) per share	$(1.42)	$0.03	$(2.03)	$(0.03)
Diluted income (loss) per share	$(1.42)	$0.03	$(2.03)	$(0.03)

As a result of the net loss from continuing operations for the three months and six months ended June 30, 2017 and for the six months ended June 30, 2018, 0.3 million and 1.3 million restricted stock units as of June 30, 2017 and June 30, 2018, respectively, and 1.8 million warrants as of June 30, 2017 and June 30, 2018 have been excluded from the calculations of diluted earnings per share as their inclusion would be anti-dilutive. No dividends were declared or paid in the periods presented.

7.  RETIREMENT AND OTHER POSTRETIREMENT BENEFITS

The following table summarizes the components of net periodic pension cost of our pension plans for the periods presented:

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
(Dollars in millions)	June 30, 2017	June 30, 2018	June 30, 2017	June 30, 2018
Service cost	$4	$2	$8	$3
Interest cost	16	15	32	30
Expected return on plan assets	(19)	(18)	(37)	(36)
Net periodic pension cost (income)	$1	$(1)	$3	$(3)

We make contributions that are sufficient to fund our actuarially-determined costs, generally equal to the minimum amounts required by the Employee Retirement Income Security Act. We made contributions to the pension plans of $6 million and $12 million in the three months and six months ended June 30, 2017, respectively, and $8 million and $14 million in the three months and six months ended June 30, 2018. We expect to make additional cash contributions of $29 million to the pension plans in the remainder of 2018.

8. EQUITY

Equity Awards

On February 22, 2018, Verso granted 0.2 million service based restricted stock units to its executives and certain senior managers based on the closing market price of our Class A Common Stock on the date of grant. In addition, the compensation committee established performance criteria associated with 0.4 million restricted stock units that were awarded in 2017 for which the performance criteria had not been established at the award date. The compensation committee also granted 0.2 million additional performance restricted stock units on February 22, 2018. The performance awards vest at December 31, 2019 and 2020 based on a comparison of the compound annual growth rate (“CAGR”) of Verso’s stock price over a 3-year period to the CAGR of peer group companies. The vesting criteria of the performance awards meet the definition of a market condition for accounting purposes. The full grant date value of the performance awards will be recognized over the remaining vesting period provided that the employee is employed continuously to the vesting date. The number of shares which will ultimately vest at the vesting date ranges from 50% to 150% based on Verso stock performance relative to the peer group. The grant date for all performance awards was February 22, 2018, and the compensation expense associated with these awards was determined using the Monte Carlo valuation methodology. As of June 30, 2018, there was approximately $17 million of unrecognized compensation cost related to the 1.3 million non-vested restricted stock units, which is expected to be recognized over the weighted average period of 2.2 years.
Time-based Restricted Stock Units
Changes to non-vested time-based restricted stock units for the six months ended June 30, 2018 were as follows:

	Restricted Stock	Weighted Average
	Units	Grant Date
Shares (in thousands)	Outstanding	Fair Value
Non-vested at December 31, 2017	583	$6.89
Granted	190	16.87
Vested	(80)	6.07
Forfeited	(1)	11.50
Non-vested at June 30, 2018	692	9.72

Performance-based Restricted Stock Units
Changes to non-vested performance-based restricted stock units for the six months ended June 30, 2018 were as follows:

	Restricted Stock	Weighted Average
	Units	Grant Date
Shares (in thousands)	Outstanding	Fair Value
Non-vested at December 31, 2017	—	$—
Granted	640	22.25
Vested	—	—
Forfeited	—	—
Non-vested at June 30, 2018	640	22.25
Warrants

On July 15, 2016, warrants to purchase up to an aggregate of 1.8 million shares of Class A Common Stock were issued to holders of first-lien secured debt at an initial exercise price of $27.86 per share. As of June 30, 2018, no warrants have been exercised.

9.  RESTRUCTURING CHARGES

Corporate Restructuring — In November 2016, Verso announced the closure of its Memphis office headquarters and relocation of its Corporate headquarters to Miamisburg, Ohio. The following table details the charges incurred related to the Memphis office closure as included in Restructuring charges on our Unaudited Condensed Consolidated Statements of Operations:

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended	Cumulative
(Dollars in millions)	June 30, 2017	June 30, 2018	June 30, 2017	June 30, 2018	Incurred
Severance and benefit costs	$—	$—	$1	$—	$3
Write-off of purchase obligations	—	—	—	—	2
Other costs	1	—	1	—	1
Total restructuring costs	$1	$—	$2	$—	$6

The following table details the changes in our restructuring reserve liabilities related to the Memphis office headquarters closure which are included in Accrued liabilities on our Unaudited Condensed Consolidated Balance Sheets:

	Six Months	Six Months
	Ended	Ended
(Dollars in millions)	June 30, 2017	June 30, 2018
Beginning balance of reserve	$3	$2
Severance and benefit costs	1	—
Severance and benefit payments	(3)	—
Other costs	1	—
Payments on other costs	(1)	—
Ending balance of reserve	$1	$2
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

The following table details the charges incurred related primarily to the Androscoggin/Wickliffe capacity reductions as included in Restructuring charges on our Unaudited Condensed Consolidated Statements of Operations:

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended	Cumulative
(Dollars in millions)	June 30, 2017	June 30, 2018	June 30, 2017	June 30, 2018	Incurred
Severance and benefit costs	$—	$—	$—	$—	$5
Write-off of purchase obligations and commitments	1	—	1	—	3
Other costs	—	1	1	2	8
Total restructuring costs	$1	$1	$2	$2	$16
The following table details the changes in our restructuring reserve liabilities related to the Androscoggin/Wickliffe capacity reductions which are included in Accrued liabilities on our Unaudited Condensed Consolidated Balance Sheets:

	Six Months	Six Months
	Ended	Ended
(Dollars in millions)	June 30, 2017	June 30, 2018
Beginning balance of reserve	$6	$1
Severance and benefit payments	(1)	—
Purchase obligations	1	—
Payments on purchase obligations	(1)	—
Other costs	1	2
Payments on other costs	(1)	(2)
Ending balance of reserve	$5	$1

In connection with the temporary idling of the No. 3 paper machine at our Androscoggin Mill in the fourth quarter of 2016, we recognized $6 million of accelerated depreciation during the three months ended March 31, 2017, which is included in Depreciation and amortization in our Unaudited Condensed Consolidated Statement of Operations.

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

Settlement Agreement — On March 20, 2018, we entered into a settlement agreement, or “the Settlement Agreement,” with Canadian producers of supercalendered paper, Port Hawkesbury Paper Limited Partnership and certain related entities, collectively, “Port Hawkesbury” and Irving Paper Limited, or “Irving”. In accordance with the terms of the Settlement Agreement, we filed with the U.S. Department of Commerce, or “Commerce,” a written request for a “no interest” changed circumstances review by Commerce of the final countervailing duty order, or the “CVD Order,” issued by Commerce on December 10, 2015, imposing tariffs on supercalendered paper imported into the United States from Canada since August 3, 2015, such request is referred to as the “Changed Circumstances Request”. We included in our Changed Circumstances Request, among other things, a request that Commerce revoke the CVD Order retroactively to August 3, 2015, which, if granted, would result in refunds to Canadian producers of supercalendered paper of all countervailing duties collected on supercalendered paper imported into the United States from such producers under the CVD Order.

On July 5, 2018, Commerce granted our request and revoked the countervailing duties retroactively to August 3, 2015, the date the tariffs were originally imposed, which will result in a refund to Canadian producers of supercalendered paper of the countervailing duties previously collected on supercalendered paper imported into the United States from such producers. Pursuant to the Settlement Agreement, Irving and Port Hawkesbury agreed to pay us a percentage of the duties refunded to such parties over time. Assuming all funds are received by the Canadian producers, we expect to receive total settlement payments of up to $42 million before the end of 2018.

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

Upgrade/Restart Paper Machine at Androscoggin Mill

During the first quarter of 2018, Verso announced plans to upgrade the shuttered No. 3 paper machine and pulp line at its Androscoggin Mill in Jay, Maine, enabling this equipment to restart for the manufacture of packaging products, which began production in July 2018. This project created approximately 120 full-time jobs at the Androscoggin Mill and will increase annual paper production capacity by approximately 200,000 tons. The estimated total capital cost of the project is $19 million, $4 million of which will come from a Maine Technology Asset Fund 2.0 challenge grant administered by the Maine Technology Institute. Funds from the grant become available as certain milestones in the project are reached. Capital expenditures incurred for the six months ended June 30, 2018, included $11 million related to the upgrade of the No. 3 paper machine and pulp line, with the remaining $8 million of capital expenditures expected to be incurred in the second half of 2018.

Settlement Agreement

On March 20, 2018, we entered into the Settlement Agreement with Canadian producers of supercalendered paper, Port Hawkesbury and Irving. In accordance with the terms of the Settlement Agreement, we filed with Commerce the Changed Circumstances Request for a “no interest” changed circumstances review by Commerce of the final CVD Order issued by Commerce on December 10, 2015, imposing tariffs on supercalendered paper imported into the United States from Canada since August 3, 2015. We included in our Changed Circumstances Request, among other things, a request that Commerce revoke the CVD Order retroactively to August 3, 2015, which, if granted, would result in refunds to Canadian producers of supercalendered paper of all countervailing duties collected on supercalendered paper imported into the United States from such producers under the CVD Order.

On July 5, 2018, Commerce granted our request and revoked the countervailing duties retroactively to August 3, 2015, the date the tariffs were originally imposed, which will result in a refund to Canadian producers of supercalendered paper of the countervailing duties previously collected on supercalendered paper imported into the United States from such producers. Pursuant to the Settlement Agreement, Irving and Port Hawkesbury agreed to pay us a percentage of the duties refunded to such parties over time. Assuming all funds are received by the Canadian producers, we expect to receive total settlement payments of up to $42 million before the end of 2018.

Results of Operations

The following tables set forth the historical results of operations of Verso for the periods indicated below. The following discussion of our financial condition and results of operations should be read in conjunction with our Unaudited Condensed Consolidated Financial Statements and notes thereto included elsewhere in this quarterly report.

Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017

	Three Months	Three Months
	Ended	Ended	Three Month
(Dollars in millions)	June 30, 2017	June 30, 2018	$ Change
Net sales	$585	$644	$59
Costs and expenses:
Cost of products sold (exclusive of depreciation and amortization)	574	581	7
Depreciation and amortization	27	28	1
Selling, general and administrative expenses	24	28	4
Restructuring charges	2	1	(1)
Other operating (income) expense	—	2	2
Operating income (loss)	(42)	4	46
Interest expense	10	6	(4)
Other (income) expense	(3)	(3)	—
Income (loss) before income taxes	(49)	1	50
Income tax expense	—	—	—
Net income (loss)	$(49)	$1	$50

Net sales. Net sales for the three months ended June 30, 2018 increased by $59 million, or 10%, compared to the three months ended June 30, 2017. This increase was attributable to a 12% increase in average price, from $813 per ton during the three months ended June 30, 2017 to $912 per ton for the same period of the current year, primarily resulting from inflationary pressures, improvement in product mix and better alignment of supply and demand. The increased average pricing and improvement in product mix resulted in a $60 million increase in revenue, driven by price increases across our product lines while volume was up significantly in specialty papers. During the three months ended June 30, 2018, our Stevens Point and Androscoggin Mills ran at capacity producing specialty products as we continue to increase our focus on specialty papers. Improvement in product mix offset a 2% reduction in volume, from 719 thousand tons during the three months ended June 30, 2017 to 706 thousand tons during the same period of the current year which resulted in $1 million of reduced revenue. The overall decrease in volume was driven primarily by a reduction in external pulp sales of 15 thousand tons as a result of a planned outage at our Quinnesec Mill and for other internal needs. While sales volume of specialty papers increased in the three months ended June 30, 2018, it was offset by a reduction in sales volume of other coated papers during that same period.

Cost of sales.  Cost of products sold, excluding depreciation and amortization expenses, increased $7 million, or 1%, in the three months ended June 30, 2018, compared to the three months ended June 30, 2017. Our gross margin, excluding depreciation and amortization expenses, was 9.8% for the three months ended June 30, 2018, compared to 1.9% for the three months ended June 30, 2017, reflecting an incremental increase of $52 million in gross margin. Gross margin for the three months ended June 30, 2018 was impacted favorably by higher average pricing and improved product mix, reduced downtime, improved operational performance and reduction of pension costs, partially offset by higher planned major maintenance costs, including a bi-annual outage at our Quinnesec Mill, increased freight expense and inflation on chemicals and purchased pulp.

Selling, general and administrative expenses. Selling, general and administrative expenses for the three months ended June 30, 2018 increased $4 million compared to the same period of the prior year primarily attributable to costs incurred during the three months ended June 30, 2018 associated with the strategic alternatives initiative and an increase in cash incentive expense and non-cash equity award expense, partially offset by cost reduction initiatives implemented across the company. As a percentage of sales, Selling, general and administrative expenses were 4.3% for the three months ended June 30, 2018 and 4.1% for the three months ended June 30, 2017.

Other operating (income) expense. Other operating (income) expense for the three months ended June 30, 2018 was an expense of $2 million related to fees associated with our 2016 Chapter 11 cases.

Interest expense. Interest expense for the three months ended June 30, 2018 decreased $4 million, or 40%, from the three months ended June 30, 2017 as a result of the reduction in amounts outstanding under the Term Loan Facility.

Other (income) expense.  Other (income) expense for the three months ended June 30, 2017 and June 30, 2018 each include income of $3 million associated with the non-operating components of net periodic pension cost (income) in connection with the adoption of ASU 2017-07 (see Note 2 to our Unaudited Condensed Consolidated Financial Statements included elsewhere in this report).

Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017

	Six Months	Six Months
	Ended	Ended	Six Month
(Dollars in millions)	June 30, 2017	June 30, 2018	$ Change
Net sales	$1,201	$1,283	$82
Costs and expenses:
Cost of products sold (exclusive of depreciation and amortization)	1,136	1,162	26
Depreciation and amortization	60	55	(5)
Selling, general and administrative expenses	57	53	(4)
Restructuring charges	4	2	(2)
Other operating (income) expense	—	2	2
Operating income (loss)	(56)	9	65
Interest expense	19	17	(2)
Other (income) expense	(5)	(7)	(2)
Income (loss) before income taxes	(70)	(1)	69
Income tax expense	—	—	—
Net income (loss)	$(70)	$(1)	$69

Net sales. Net sales for the six months ended June 30, 2018, increased by $82 million, or 7%, compared to the six months ended June 30, 2017. This increase was attributable to a 9% increase in average price, from $821 per ton during the six months ended June 30, 2017 to $898 per ton for the same period of the current year, primarily resulting from inflationary pressures, improvement in product mix and better alignment of supply and demand. The increased average pricing and improvement in product mix resulted in a $98 million increase in revenue, driven by price increases across our product lines while volume was up significantly in specialty papers, partially offset by a 2% decrease in overall sales volume, from 1,462 thousand tons during the six months ended June 30, 2017 to 1,428 thousand tons during the same period of the current year, which resulted in $16 million of reduced revenue. The overall decrease in volume was driven primarily by a reduction in external pulp sales of 30 thousand tons as a result of a planned outage at our Quinnesec Mill and for other internal needs. While sales volume of specialty papers increased in the six months ended June 30, 2018, it was offset by a reduction in sales volume of other coated papers during that same period.

Cost of sales.  Cost of products sold, excluding depreciation and amortization expenses, increased $26 million, or 2%, in the six months ended June 30, 2018, compared to the six months ended June 30, 2017. Our gross margin, excluding depreciation and amortization expenses, was 9.4% for the six months ended June 30, 2018, compared to 5.4% for the six months ended June 30, 2017, reflecting an incremental increase of $56 million in gross margin. Gross margin for the six months ended June 30, 2018 was impacted favorably by higher average pricing and improved product mix, reduced downtime, improved operational performance, reduction of pension costs, favorable wood costs and lower corporate overhead costs, partially offset by lower sales volume, higher planned major maintenance costs, including bi-annual outages at our Quinnesec and Luke Mills, increased freight expense and inflation on chemicals, energy and purchased pulp.

Depreciation and amortization. Depreciation and amortization expenses for the six months ended June 30, 2018 decreased $5 million from the six months ended June 30, 2017. The reduction in depreciation and amortization is attributable to the capacity reductions at our Androscoggin Mill, in which $6 million of accelerated depreciation was recognized in the first quarter of 2017 in connection with the temporary idling of the No. 3 paper machine.

Selling, general and administrative expenses.  Selling, general and administrative expenses for the six months ended June 30, 2018 decreased $4 million, or 7%, compared to the same period of the prior year, primarily attributable to cost reduction initiatives implemented across the Company, partially offset by higher costs associated with the strategic alternatives initiative and non-cash equity award expense. As a percentage of sales, Selling, general and administrative expenses were 4.1% for the six months ended June 30, 2018 and 4.7% for the six months ended June 30, 2017.

Other operating (income) expense. Other operating (income) expense for the six months ended June 30, 2018 was an expense of $2 million related to fees associated with our 2016 Chapter 11 cases.

Interest expense.  Interest expense for the six months ended June 30, 2018 decreased $2 million, or 11%, compared to the six months ended June 30, 2017. This decrease is primarily attributable to the reduction in amounts outstanding under the Term Loan Facility, partially offset by a $4 million increase in amortization of debt issuance cost and discount associated with the Term Loan Facility as a result of the $21 million voluntary principal payment and $21 million excess cash flow payment made during the six months ended June 30, 2018.

Other (income) expense.  Other (income) expense for the six months ended June 30, 2017 and June 30, 2018 includes income of $5 million and $7 million, respectively, associated with the non-operating components of net periodic pension cost (income) in connection with the adoption of ASU 2017-07 (see Note 2 to our Unaudited Condensed Consolidated Financial Statements included elsewhere in this report).

Reconciliation of Net Income (Loss) to EBITDA and Adjusted EBITDA

EBITDA consists of earnings before interest, taxes, depreciation and amortization. Adjusted EBITDA reflects adjustments to EBITDA to eliminate the impact of certain items that we do not consider to be indicative of our performance. We use EBITDA and Adjusted EBITDA as a way of evaluating our performance relative to that of our peers and to assess compliance with our credit facilities. We believe that EBITDA and Adjusted EBITDA are non-GAAP operating performance measures commonly used in our industry that provide investors and analysts with measures of ongoing operating results unaffected by differences in capital structures, capital investment cycles and ages of related assets among otherwise comparable companies.

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

The following table reconciles net income (loss) to EBITDA and Adjusted EBITDA for the periods presented:

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
(Dollars in millions)	June 30, 2017	June 30, 2018	June 30, 2017	June 30, 2018
Net income (loss)	$(49)	$1	$(70)	$(1)
Income tax expense	—	—	—	—
Interest expense	10	6	19	17
Depreciation and amortization	27	28	60	55
EBITDA	$(12)	$35	$9	$71
Adjustments to EBITDA:
Restructuring charges (1)	2	1	4	2
Non-cash equity award compensation (2)	1	3	1	4
Androscoggin PM No. 3 startup costs (3)	—	7	—	7
Post-reorganization costs (4)	—	2	—	2
Strategic initiatives costs (5)	—	3	—	5
Other severance costs (6)	5	—	5	—
Other items, net (7)	—	—	3	1
Adjusted EBITDA	$(4)	$51	$22	$92
(1) Charges are primarily associated with the closure and relocation of the Memphis office headquarters and closure of the Wickliffe Mill.
(2) Amortization of non-cash incentive compensation.
(3) Costs incurred in connection with the upgrade of previously shuttered No. 3 paper machine and pulp line at the Androscoggin Mill.
(4) Fees associated with our 2016 Chapter 11 cases.
(5) Professional fees and other charges associated with strategic alternatives initiative.
(6) Severance and related benefit costs not associated with restructuring activities.
(7) Costs incurred in 2017 in connection with the re-engineering of information systems, costs in 2017 associated with the temporary idling of the No. 3 paper machine at the Androscoggin Mill and miscellaneous other non-recurring adjustments in 2017 and 2018.

Liquidity and Capital Resources

As of June 30, 2018, the outstanding balance of the ABL Facility was $80 million, with $38 million in letters of credit issued, and $209 million available for future borrowings.

During the six months ended June 30, 2018, we elected to make a $21 million voluntary principal prepayment on the Term Loan Facility, from available liquidity including amounts under our ABL Facility, and applied that payment against the final maturity amount due in October 2021. As a result of the excess cash flow requirement under our Term Loan Facility, we were obligated to fund additional principal payments of $7 million and $21 million during the six months ended June 30, 2017 and June 30, 2018, respectively.
On July 18, 2018, we elected to make an additional $46 million voluntary principal prepayment on the Term Loan Facility from available liquidity including amounts under our ABL Facility, and we applied that payment against the final maturity amount and quarterly amortization amounts due in 2021.
Our cash flows from operating, investing and financing activities, as reflected in the Unaudited Condensed Consolidated Statements of Cash Flows, are summarized in the following table:

	Six Months	Six Months
	Ended	Ended
(Dollars in millions)	June 30, 2017	June 30, 2018
Net cash provided by (used in):
Operating activities	$16	$75
Investing activities	(21)	(38)
Financing activities	5	(36)
Net change in cash and cash equivalents and restricted cash	$—	$1

Operating activities.  In the first six months of 2018, net cash provided by operating activities of $75 million primarily reflects non-cash depreciation and amortization of $55 million and net cash provided from working capital of $27 million, partially offset by pension plan contributions of $14 million. The net cash provided by working capital is primarily attributable to reductions in finished goods inventory levels and an increase in accounts payable, partially offset by payments that reduced our accrued liabilities. In the first six months of 2017, net cash provided by operating activities of $16 million primarily reflects a net loss of $70 million offset by cash provided from working capital of $30 million, primarily attributable to reductions in inventory levels and non-cash depreciation and amortization of $60 million.

Investing activities. In the first six months of 2018, net cash used in investing activities consisted of $38 million of capital expenditures, $9 million of which related to the upgrade of the shuttered No. 3 paper machine and pulp line at our Androscoggin Mill in Jay, Maine. In the first six months of 2017, net cash used in investing activities consisted of $21 million of capital expenditures.

Financing activities. In the first six months of 2018, net cash used in financing activities of $36 million primarily reflects $51 million of payments on the Term Loan Facility, partially offset by $15 million of net borrowings on our ABL Facility. In the first six months of 2017, net cash provided by financing activities of $5 million consists of $21 million of net borrowings on our ABL Facility, partially offset by $16 million of payments on the Term Loan Facility.

Credit Facilities
On July 15, 2016, VPH entered into a $375 million ABL Facility and a Term Loan Facility that provides for term loan commitments of $220 million with loan proceeds of $198 million after the deduction of the original issue discount of $22 million. The amount of borrowings and letters of credit available to Verso pursuant to the ABL Facility is limited to the lesser of $375 million or an amount determined pursuant to a borrowing base ($327 million as of June 30, 2018). As of June 30, 2018, the outstanding balance of the ABL Facility was $80 million, with $38 million issued in letters of credit and $209 million available for future borrowings, and the weighted-average interest rate on outstanding borrowings was 4.26%. As of June 30, 2018, the term loan’s interest rate was 13.13% per annum.

As of June 30, 2018, we were in compliance with the covenants in our Credit Facilities.

We believe our current cash, cash equivalents and cash generated from operations as well as our Credit Facilities will be sufficient to meet our working capital, debt and capital expenditure needs for at least the next twelve months. In addition, we expect to receive payments of up to $42 million before the end of 2018 in connection with the Settlement Agreement.

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

Recent Accounting Pronouncements

See Note 2, “Recent Accounting Pronouncements” in the Notes to our Unaudited Condensed Consolidated Financial Statements.

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

We reach our end-users through several channels, including printers, brokers, paper merchants and direct sales to end-users. We sell and market our products to approximately 300 customers. During the six months ended June 30, 2018, our largest customer, Veritiv Corporation, accounted for approximately 20% of our total net sales.

Interest Rates

Our ABL Facility and Term Loan Facility each bear interest at a variable rate based on LIBOR or a customary base rate, in each case plus an applicable margin. Our Term Loan Facility has a LIBOR floor of 1%. Assuming the principal amount outstanding under the ABL Facility remains unchanged as of June 30, 2018, and the Term Loan Facility interest remains at or above the LIBOR floor, a 100-basis point increase in quoted interest rates on our outstanding floating-rate debt as of June 30, 2018, would cause an estimated increase in interest expense of approximately $2 million per year. While we may enter into agreements limiting our exposure to higher interest rates, any such agreements may not offer complete protection from this risk.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2018. Based upon this evaluation, and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2018.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended June 30, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no repurchases of equity securities by Verso in the second quarter of 2018.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.   MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.   OTHER INFORMATION

Not applicable.

ITEM 6.   EXHIBITS

The following exhibits are included with this report:

Exhibit Number	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation of Verso Corporation.(1)

3.2	Amended and Restated Bylaws of Verso Corporation.(2)

4.1	Form of specimen Class A Common Stock certificate.(3)

4.2	Form of specimen Class B Common Stock certificate.(4)

4.3	Form of specimen Warrant certificate.(5)

31.1	Certification of Principal Executive Officer of Verso Corporation pursuant to Rule 13a-14(a) under Securities Exchange Act of 1934.

31.2	Certification of Principal Financial Officer of Verso Corporation pursuant to Rule 13a-14(a) under Securities Exchange Act of 1934.

32.1
Certification of Principal Executive Officer of Verso Corporation pursuant to Rule 13a-14(b) under Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code.(6)

32.2
Certification of Principal Financial Officer of Verso Corporation pursuant to Rule 13a-14(b) under Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code.(6)

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

______________________

(1)	Incorporated herein by reference to Exhibit 3.1 to Verso Corporation’s Registration Statement on Form 8-A filed with the SEC on July 15, 2016.

(2)	Incorporated herein by reference to Exhibit 3.2 to Verso Corporation’s Registration Statement on Form 8-A filed with the SEC on July 15, 2016.

(3)	Incorporated herein by reference to Exhibit 4.1 to Verso Corporation’s Current Report on Form 8‑K filed with the SEC on July 19, 2016.

(4)	Incorporated herein by reference to Exhibit 4.2 to Verso Corporation’s Current Report on Form 8‑K filed with the SEC on July 19, 2016.

(5)	Incorporated herein by reference to Exhibit 10.4 to Verso Corporation’s Current Report on Form 8‑K filed with the SEC on July 19, 2016.

(6)	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 7, 2018
VERSO CORPORATION

	By:	/s/ B. Christopher DiSantis
B. Christopher DiSantis President, Chief Executive Officer and Director (Principal Executive Officer)

By:	/s/ Allen J. Campbell
Allen J. Campbell Senior Vice President and Chief Financial Officer (Principal Financial Officer)