Form 10-K/A
period 2017-12-31
Verso Corp
filed 2018-08-24
CIK 1421182

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K/A

(Amendment No. 2)

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

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

As of August 13, 2018, Verso Corporation had 34,553,364 shares of Class A common stock, par value $0.01 per share, and no shares of Class B common stock, par value $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None.

EXPLANATORY NOTE

This Amendment No. 2 to Form 10-K (this “Amendment”) amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (the “2017 Form 10-K”) originally filed with the Securities and Exchange Commission (the “SEC”) on March 8, 2018 by Verso Corporation, a Delaware corporation (“Verso”), as amended by Amendment No. 1 to Form 10-K (“Amendment No. 1” and, together with the 2017 Form 10-K, the “Original Filing”) originally filed with the SEC on April 30, 2018. Verso is filing this Amendment solely to update the information contained in Item 11 of Amendment No. 1. Specifically, Verso is updating the information contained in Item 11 of Amendment No. 1 by including herein the more fulsome compensation disclosures provided by Verso in its Definitive Proxy Statement on Schedule 14A filed with the SEC on August 23, 2018 in which Verso did not avail itself of the smaller reporting company scaled disclosures previously contained in Amendment No. 1. In addition, the compensation information provided for Verso’s named executive officers in Item 11 of Amendment No. 1 incorrectly overstated fiscal year 2017 compensation for the named executive officers by including as fiscal year 2017 compensation the grant of certain performance-based restricted stock unit awards that were approved by the Compensation Committee (the “Compensation Committee”) of Verso’s Board of Directors in 2017 but as to which the vesting criteria were not determined until 2018. Since the vesting criteria for these awards were not determined until 2018, these awards are not considered to have been “granted” until 2018 and, accordingly, these awards constitute fiscal year 2018 (not fiscal year 2017) compensation for the named executive officers.

Except as described above, no other changes have been made to the Original Filing. The 2017 Form 10-K and Amendment No. 1 continue to speak as of their respective dates, and Verso has not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of such filings.

In this Amendment, Verso Corporation is referred to interchangeably as “Verso,” “we,” “our” and “us.”

Verso Corporation

Amendment No. 2 to Annual Report on Form 10-K

December  31, 2017

PART III

Item 11.	Executive Compensation	1

PART IV

Item 15.	Exhibits, Financial Statement Schedules	24

Signatures		S-1

PART III

Item 11. Executive Compensation

Compensation Discussion and Analysis

This Compensation Discussion and Analysis describes our compensation arrangements for 2017 with our “named executive officers” listed in the table below. Except as otherwise stated, references to the named executive officers in this Compensation Discussion and Analysis do not include Mr. Kesser.

Name	Title
B. Christopher DiSantis	President and Chief Executive Officer
Allen J. Campbell	Senior Vice President and Chief Financial Officer
Michael A. Weinhold	President of Graphic Papers
Adam St. John	Senior Vice President of Manufacturing
Kenneth D. Sawyer	Senior Vice President of Human Resources and Communications
Peter H. Kesser	Former Senior Vice President, General Counsel and Secretary

Executive Summary

The Compensation Committee is responsible for determining the compensation of our named executive officers. Our executive compensation program includes a number of features that we believe reflect best practices in the market and help ensure that the program reinforces our stockholders’ interests. These features are described in more detail below in this Compensation Discussion and Analysis and include the following:

•

In connection with his appointment as our President and Chief Executive Officer in 2017, we entered into an employment agreement with Mr. DiSantis. Under his employment agreement, Mr. DiSantis’ target direct compensation for 2017 (consisting of his annual base salary, target annual bonus and the target value of his 2017 equity award described below) is approximately 77% “at-risk” variable compensation (meaning that the compensation is performance-based and/or with a value dependent on our stock price).

•

Our Compensation Committee determined that for the equity awards granted to our named executive officers in or for 2017, unlike the grants made in prior years, a substantial portion of the award would be subject to performance-based vesting requirements. For Mr. DiSantis’ new-hire grant, the Compensation Committee determined that the vesting of 50% of the award would be contingent on performance. In 2018, the Compensation Committee established the performance-based vesting criteria for the grant, which is the compound annual growth rate (“CAGR”) of our stock price from January 1, 2017 to January 1, 2020 relative to the stock price CAGR over that three-year period for a peer group of companies selected by our Compensation Committee. The remaining 50% of the award vests over time, and is scheduled to vest in two installments on the third and fourth anniversaries of Mr. DiSantis’ start date with the Company, subject to his continued employment with us through those dates.

•

Like the equity award granted to Mr. DiSantis described above, the awards we granted to our other named executive officers in October 2017 also vest 50% based on the CAGR of our stock price from January 1, 2017 to January 1, 2020 relative to the stock price CAGR over that three-year period for the peer group. The remaining 50% of these awards vests over time, and is scheduled to vest in two installments in January 2020 and January 2021, subject to the executive’s continued employment with us through those dates.

•

We provide our named executive officers with annual performance-based cash award opportunities, with the amount awarded to the executive determined based on our achievement of financial and operational performance goals established by the Compensation Committee for the year. Based on our performance against the goals established for 2017, the Compensation Committee determined that our named executive officers’ bonuses for 2017 would be paid at 144% of target. We believe this payout is appropriate in light of our performance during the year.

•	The Compensation Committee has retained an independent compensation consultant to provide advice on our executive compensation program.

Executive Compensation Philosophy and Objectives

The Compensation Committee conducts an annual review of our executive compensation program to help ensure that: (1) the program is designed to align the interests of our named executive officers with our stockholders’ interests by rewarding performance that is tied to creating stockholder value; and (2) the program provides a total compensation package for each of our named executive officers that we believe is competitive.

Our executives’ compensation package consists primarily of a base salary, an annual performance-based cash opportunity, and long-term equity-based awards. We believe that in order to attract and retain top executives, we need to provide them with compensation levels that reward their continued service. Some of the elements, such as base salaries and annual bonuses, are paid out on a short-term or current basis. Other elements, such as benefits provided upon certain terminations of employment and equity awards that are subject to multi-year vesting schedules, are paid out on a long-term basis. We believe this mix of short- and long-term elements allows us to achieve our goals of attracting, retaining and motivating our top executives.

In structuring executive compensation packages, the Compensation Committee considers how each component promotes retention and motivates performance. Base salaries, severance and other termination benefits are primarily intended to attract and retain highly qualified executives. These elements of our executive compensation program are generally not dependent on performance. Annual cash bonus and long-term equity incentive opportunities provide further incentives to achieve performance goals specified by the Compensation Committee, to enhance alignment with stockholder interests and/or to continue employment with us through specified vesting dates.

We believe that by providing a significant portion of our named executive officers’ total compensation package in the form of equity-based awards, we are able to create an incentive to build stockholder value over the long-term and closely align the interests of our named executive officers to those of our stockholders by incentivizing our named executive officers to produce stockholder value. As described in more detail below, the annual equity awards granted to the named executive officers for 2017 are structured so that one-half of the award will vest only if we achieve specified levels of stock price performance relative to the performance of a peer group of companies over a three-year performance period and only if the executive remains employed with us through the end of the applicable performance period. The remainder of the award generally vests only if the executive remains employed with us over a multi-year period.

Our annual performance-based cash awards are also contingent upon the achievement of financial and operational performance goals established by the Compensation Committee, thereby providing additional incentives for our executives to achieve short-term or annual goals that we believe will maximize stockholder value over the long-term.

Compensation Determination Process

Role of the Compensation Committee and our Executive Officers

Our executive compensation program is determined and approved by our Compensation Committee. None of the named executive officers are members of the Compensation Committee or otherwise have any role in determining the compensation of the other named executive officers, although the Compensation Committee considers the recommendations of our Chief Executive Officer in setting compensation levels for our other executive officers.

Determination of Compensation

Except as otherwise noted, our Compensation Committee’s executive compensation determinations are subjective and are generally based on the experience and general knowledge possessed by members of our Compensation Committee taking into account the executive’s responsibilities and experience, our performance and the individual performance of the executive. As discussed below, in determining the compensation of our named executive officers, the Compensation Committee considers the compensation provided to executives at corresponding positions with a peer group of companies. However, we do not set executive compensation levels at any specific level or “benchmark” against other companies.

Compensation Consultant

For 2017, our Compensation Committee retained Lyons, Benenson & Company Inc. to serve as its independent compensation consultant. Other than its engagement by the Compensation Committee, Lyons Benenson provides no other services to us or any of our subsidiaries. The Compensation Committee has assessed the independence of Lyons Benenson and concluded that its engagement of Lyons Benenson does not raise any conflict of interest with us or any of our directors or executive officers.

In January 2017, Lyons Benenson assisted the Compensation Committee in selecting the following peer group of companies in our industry to assist the committee in making its compensation decisions for 2017.

Bemis Company, Inc.	Neenah Paper, Inc.
Cenveo, Inc.	P.H. Glatfeller Company
Clearwater Paper Corporation	Packaging Corporation of America
Domtar Corporation	Resolute Forest Products Inc.
Graphic Packaging Holding Company	Schweitzer-Mauduit International, Inc.
Greif, Inc.	Sonoco Products Company
Kapstone Paper & Packaging Corporation

The Compensation Committee, with advice from Lyons Benenson, decided that the peer companies should be publicly traded U.S. companies in the Company’s industry with revenue of up to $9.0 billion, have an average total shareholder return above that of the Paper Products GICS Sub-Industry, and exceed the median for the Paper Products GICS Sub-Industry in two of three key performance areas (three-year revenue CAGR, three-year average return on invested capital, and three-year average operating margin), in each case as of the time the peer group was selected. For each of our named executive officers, Lyons Benenson provided information on the compensation levels for similarly situated executives with the peer companies. Although the Compensation Committee reviewed and discussed the peer company compensation data provided by Lyons Benenson to help inform its decision making process, the Compensation Committee does not set compensation levels at any specific level or percentile against the peer group data. The peer company data is only one point of information taken into account by the Compensation Committee in making compensation decisions.

The Role of Stockholder Say-on-Pay Votes

At the annual meeting of our stockholders held in May 2017, our stockholders were provided with an opportunity to cast an advisory vote on our executive compensation program through a say-on-pay proposal. Approximately 92 percent of votes cast were in favor of our executive compensation program. The Compensation Committee believes that our compensation program includes a number of features as noted above that reflect best practices in the market and that this voting result affirms stockholders’ support of the Company’s approach in compensating its executive officers. Our Compensation Committee will continue to consider the outcome of the Company’s say-on-pay proposals when making future compensation decisions for our named executive officers.

New CEO Employment Agreement

Mr. DiSantis was appointed our President and Chief Executive Officer, effective February 1, 2017. In connection with his appointment, we entered into an employment agreement with Mr. DiSantis that provides for him to receive an annual base salary of $825,000 and an annual bonus opportunity at a target level of 100% of base salary. He was also granted a restricted stock unit award with a target value as of the grant date of $2 million, with one-fourth of the award to vest on February 1, 2020, one-fourth of the award to vest on February 1, 2021, and one-half of the award to vest based on the achievement of performance goals to be established by the Compensation Committee for a three-year performance period commencing on January 1, 2017 and ending on January 1, 2020, with vesting in each case to be generally subject to Mr. DiSantis’ continued employment through the applicable vesting date. See “Long-Term Equity Incentive Awards” below for more information on this award. The agreement also provides that Mr. DiSantis’ annual equity-based awards commencing with 2018 will have a target value as of the grant date of $2 million. The agreement also provides certain severance protections as described under “Potential Payments Upon Termination or Change in Control” below. The agreement does not have a specified term. The terms of the agreement were negotiated with Mr. DiSantis, and as an additional reference point in determining the terms of these agreements, the Compensation Committee reviewed data provided by Lyons Benenson on the compensation of chief executive officers of the peer companies identified above. The Compensation Committee believes the agreement provides Mr. DiSantis with appropriate performance incentives to grow the Company and create value for our stockholders, as well as appropriate retention incentives.

Current Executive Compensation Program Elements

The current elements of our executive compensation program are:

•	base salaries;

•	annual performance-based cash awards;

•	equity-based incentive awards; and

•	certain retirement and other benefits.

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

As noted above, Mr. DiSantis’ base salary was set by the Compensation Committee when he joined the Company in 2017. Messrs. St. John and Sawyer each received base pay increase effective June 1, 2017, in the amount of 15.38% and 14.38%, respectively, above their base salary level as previously in effect. The Compensation Committee approved these increases based on its assessment of peer group data provided by the Compensation Committee’s compensation consultant and the Compensation Committee’s assessment of their positions. None of Verso’s other named executive officers received increases in their base salaries in 2017.

Annual Cash Incentive Plan: 2017 Verso Incentive Plan

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

2017 Performance Objectives	Relative	Achievement Levels and Funding Levels
	Weighting	Threshold	Target	Maximum
SG&A/Overhead Reductions(1)	20%	$19M	$23M	$27M
R-Gap Improvement(2)	20%	$40M	$52M	$64M
Safety(3)	10%	1.30	1.15	1.00
Working Capital(4)
AP Dollars Increase Year End	15%	$15M	$20M	$25M
Inventory Dollars Decrease Year End	15%	$27M	$42M	$57M
Adjusted EBITDA(5)	20%	$110M	$135M	$160M
Funding percentage		50%	100%	200%
Funding amount		$5.1M	$10.3M	$20.5M

(1)	SG&A Reduction refers to realized savings in SG&A and other overhead achieved by us by 2017 year end (SG&A/overhead expenses for 2017 compared to SG&A/overhead expenses for 2016).
(2)	R-Gap Improvement means the net year-over-year change, measured in dollars, of improvements in various areas of operations.
(3)	Safety refers to our number of OSHA recordable safety incidents during 2017 per 100 full-time employees.
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

2017 Performance Objectives	Relative Weighting	Actual Achievement Levels	Funding Levels
SG&A/Overhead Reductions	20%	$31.4M	40.0%
R-Gap Improvement	20%	$42.1M	11.8%
Safety	10%	1.11	12.7%
Working Capital
AP Dollars Increase Year-End	15%	$69.8M	30.0%
Inventory Dollars Decrease Year-End	15%	$76.0M	30.0%
Adjusted EBITDA	20%	$134.4M	19.8%
Funding percentage			144	%(1)
Funding amount (144% of the target level of $10.3 million)			$14.83M

(1)	Rounded to the nearest whole number

The amount of a participant’s incentive award under the 2017 VIP was determined by reference to his or her target-level incentive award percentage. A participant’s target-level incentive award percentage is the percentage of his or her base salary that the participant would receive as an incentive award under the 2017 VIP in the event that the incentive pool were to be funded at the target level of 100%. The target-level incentive award percentage reflects our assessment of a participant’s ability, considering his or her position with us, to affect our operational and financial performance. They also take into account the other compensation to which a participant is entitled, the target-level incentive award percentages for positions with similar functional responsibilities at comparable companies, and, in the case of Mr. DiSantis, the applicable provisions of his employment agreement with us. The target-level incentive award percentages range from 5% to 100% of a participant’s base salary at the end of the year, depending on the participant’s employment grade level with us. The target-level incentive award percentages of our named executive officers were 100% of base salary for Mr. DiSantis, 80% of base salary for Mr. Campbell, and 75% of base salary for Mr. Weinhold, Mr. St. John and Mr. Sawyer. In each case, a participant’s incentive award is capped at 200% of his or her target-level incentive award.

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

In summary, the incentive pool for the 2017 VIP was funded at approximately $14.83 million, representing a funding percentage of 144% of the target-level incentive pool, and the 2017 VIP incentive awards for our executive officers were equal to 144% of their target-level incentive awards. Mr. DiSantis’ award was prorated to reflect the period of his employment with the Company during 2017. Additional information about the 2017 VIP incentive awards paid to our named executive officers is set forth in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table.

2016 Retention Plan

In July 2016, upon emerging from its Chapter 11 reorganization, Verso established and implemented the 2016 Retention Plan, a service-based retention award plan for the benefit of our executive officers and certain key senior managers. Each of the named executive officers participate in the plan (other than Mr. DiSantis who was not employed by Verso when the plan was adopted). The purpose of the 2016 Retention Plan is to provide the participants with financial incentives to continue their employment with Verso as we develop and implement our long-range strategic initiatives following our reorganization. The 2016 Retention Plan provides for three levels of retention awards based on the participants’ positions within Verso’s management. The values of the retention award are varying percentages of the participants’ base salaries, with our executive officers receiving retention awards at the 85% level. For the executive officers, the retention awards consist of cash and awards of restricted stock units (“RSUs”) comprising 70% and 30%, respectively, of the total value of the participant’s award (based on the grant date fair value of the RSUs awarded). The cash retention awards vest in three installments of 15%, 15% and 70% on December 31, 2016, June 30, 2017, and June 30, 2018, respectively. The

RSU retention awards vest in three equal installments on each of the first, second and third anniversaries of the grant date of July 28, 2016. In order to vest in an installment of a cash or RSU retention award, the participant must remain continuously employed by Verso or one of our subsidiaries through the applicable vesting date of the installment. Except in certain circumstances specified in the award documents as described below under “Potential Payments Upon Termination of Employment or Change in Control,” if a participant’s employment with us terminates before any portion of a cash or RSU retention award becomes vested, the unvested portion of the award will expire, regardless of the reason for the termination of employment. If, in connection with the termination of a participant’s employment, the participant is entitled to acceleration of the unvested portion of his or her cash retention award, such accelerated award will be reduced by the amount of any termination allowance that the participant receives under our severance policy.

The cash retention awards paid to our named executive officers in 2017 under the 2016 Retention Plan are set forth in the “Bonus” column of the Summary Compensation Table. Under applicable SEC rules, the value of the RSU awards granted under the 2016 Retention Plan was reported as compensation for the executive in 2016 when the award was granted.

Long-Term Equity Incentive Awards

To further align the interests of our named executive officers with those of the Company’s stockholders, we believe that a significant portion of each named executive officer’s compensation opportunity should be in the form of equity-based awards. The Compensation Committee makes a subjective determination each year as to the type and number of long-term incentive equity awards to be granted to our named executive officers in that year. To help inform its decision making process, the Compensation Committee considers a number of factors, including the executive’s position with the Company and total compensation package, the executive’s performance of his individual responsibilities, the equity participation levels of comparable executives at comparable companies, the Compensation Committee’s general assessment of Company and individual performance and the executive’s contribution to the success of the Company’s financial performance. A formula is not used for these purposes and none of these factors is given any particular weight over another as the ultimate equity award grant determinations by the Compensation Committee are subjective.

For 2017, the Compensation Committee approved equity awards, in the form of RSUs, to the named executive officers, with the vesting of 50% of the award generally based on our performance over the three-year period commencing on January 1, 2017 and ending on January 1, 2020, and the vesting of the other 50% of the award being time-based, subject to the executive’s continued employment with us through the vesting dates. RSUs are designed both to link executives’ interests with those of our stockholders (as the value of the RSUs depends on the price of our common stock) and to provide a long-term retention incentive for the vesting period (as the RSUs generally have value regardless of stock price volatility and vesting of the entire award is generally contingent on the executive’s continued employment through the vesting date). In addition, fewer RSUs can be awarded to deliver the same grant-date value as stock options (determined using the equity award valuation principles applied in the Company’s financial reporting).

The table below reflects the annual equity awards for the named executive officers for 2017 as approved by the Compensation Committee in 2017. The awards to Mr. DiSantis were approved by the Compensation Committee in February 2017 in connection with his joining the Company, while the awards to the other named executive officers were approved in October 2017.

Name	Time-Based RSUs	Performance- Based RSUs (Target)
B. Christopher DiSantis	125,944	125,945
Allen J. Campbell	46,610	46,610
Michael A. Weinhold	46,610	46,610
Adam St. John	42,373	42,373
Kenneth D. Sawyer	42,373	42,373

The performance-based RSUs are eligible to vest and be paid depending on the CAGR of the Company’s stock price over the 2017-2019 performance period relative to the CAGR during that period of the stock prices over that same period for the peer group of companies selected by the Compensation Committee to assess our executive compensation program for 2017 identified above. The vesting of the performance RSUs would be determined at the end of the performance period in accordance the following table (with the vesting percentage to be determined by linear interpolation for performance between the levels indicated in the table):

CAGR Performance Relative to the Peer Companies	Vesting Percentage
Below 50th Percentile	0%
50th Percentile	50%
60th Percentile	100%
70th Percentile or Higher	150%

The performance awards cannot vest at more than 150% of the RSUs subject to the award.

The time-based RSUs granted to the named executive officers in 2017 are scheduled to vest in two installments, subject to the executive’s continued employment through the applicable vesting dates. The grant to Mr. DiSantis is scheduled to vest as to one-half of the grant on each of February 1, 2020 and February 1, 2021 (the third and fourth anniversaries of his commencing employment with the Company). The grants to the other named executive officers are scheduled to vest as to one-half of the grant on each of January 1, 2020 and January 1, 2021.

While the Compensation Committee approved the performance- and time-based RSU awards described above for our named executive officers in 2017, the Compensation Committee did not establish the performance-based vesting criteria for the performance-based RSUs until February 2018. Since this criteria was not established until 2018, under FASB ASC Topic 718 the performance-based RSUs approved by the Compensation Committee in 2017 are not considered to have been “granted” until 2018. Accordingly, and in accordance with applicable SEC rules, the grant date fair value of each named executive officer’s performance-based RSUs approved by the Compensation Committee in 2017 is not included in the Summary Compensation Table on page 11, and the awards are not included in the Grants of Plan-Based Awards During Fiscal Year 2017 table on page 14. These awards will be included as compensation for the named executive officers for 2018 in accordance with applicable SEC rules.

Additional information regarding the material terms of the equity awards granted to our named executive officers for 2017 is set forth in the “Grants of Plan-Based Awards During Fiscal Year 2017” table below. Information regarding the material terms of the equity awards granted to our named executive officers following fiscal year 2017 is set forth below under the heading “Actions Taken Subsequent to Fiscal Year 2017.”

Actions Taken Subsequent to Fiscal Year 2017

In February 2018, the Compensation Committee approved the performance-based vesting criteria, discussed above, for the performance-based RSUs approved by the Compensation Committee in 2017. In February 2018, the Compensation Committee also approved the compensation program for fiscal year 2018 for each of our named executive officers. Similar to the equity awards approved by the Compensation Committee in 2017, as described above, each executive was granted an RSU award that vests 50% based on our stock price CAGR over the three-year period commencing on January 1, 2018 and ending on January 1, 2021, relative to the stock price CAGR over that period for the peer companies identified above, with the remaining 50% being scheduled to vest in two installments on January 1, 2021 and January 1, 2022.

The number of RSUs subject to the new awards approved by the Compensation Committee in 2018 is as follows:

Name	Time-Based RSUs	Performance- Based RSUs (Target)
B. Christopher DiSantis	59,277	59,277
Allen J. Campbell	16,301	16,301
Michael A. Weinhold	16,301	16,301
Adam St. John	14,819	14,819
Kenneth D. Sawyer	14,819	14,819

The Compensation Committee also approved increases in the base salary for each named executive officer (other than Mr. DiSantis) as follows (in each case effective as of March 1, 2018):

Name	Prior Base Salary	New Base Salary
Allen J. Campbell	$433,500	$442,170
Michael A. Weinhold	$433,500	$446,505
Adam St. John	$375,000	$382,500
Kenneth D. Sawyer	$350,000	$353,500

Additional Benefits

In addition to our tax-qualified retirement plans, we provide our executives the opportunity to elect to defer a portion of their compensation under our nonqualified deferred compensation plan, and we may also make additional discretionary contributions to the executives’ accounts under the plan through our Executive Retirement Program. We believe these plans offer a tax-advantaged way to help our executives save for their retirement. We also provide group medical, dental, life and other insurance coverage for our executive officers and other eligible employees. In addition, under our executive financial counseling policy, we pay the costs of personal investment, estate planning, tax and other financial counseling services, subject to an annual cap of $9,500 or $6,500 (depending on the executive’s position with us), for our executive officers.

During 2017, we relocated our headquarters to Miamisburg, Ohio. In connection with this relocation, we made certain payments to the named executive officers under our relocation policy and made certain one-time cost of living adjustment payments to them. For more information on these benefits, please see the “Summary Compensation Table” below.

Severance and Other Benefits upon Termination of Employment

The Company believes that severance protections, particularly in the context of a change in control transaction, can play a valuable role in attracting and retaining key executive officers.

Under his employment agreement with the Company, Mr. DiSantis would be entitled to severance benefits in the event of a termination of employment by the Company without cause or by him for good reason. The other named executive officers participate in our severance policy and would be eligible for benefits if their employment is terminated by us without cause or in certain other circumstances. The Company has determined that it is appropriate to provide the named executive officers with severance benefits under these circumstances in light of their positions with the Company and as part of their overall compensation package. We have also entered into confidentiality and non-competition agreements (referred to as “CNC Agreements”) with our named executive officers (other than Mr. DiSantis) that provide for the executive to receive compensation in consideration for the executive’s covenants not to compete with us or solicit our employees for 12 months following their termination. We believe these agreements, as well as similar restrictive covenants agreed to by Mr. DiSantis in connection with entering into his employment agreement with the Company, provide important protections for the Company following the termination of an executive’s employment.

The Company believes that the occurrence, or potential occurrence, of a change in control transaction will create uncertainty regarding the continued employment of the Company’s executive officers as many change in control transactions result in significant organizational changes, particularly at the senior executive level. In order to encourage the Company’s executive officers to remain employed with the Company during an important time when their prospects for continued employment following the transaction may be uncertain, the Company’s equity award agreements with the named executive officers provide for accelerated vesting of the award if the executive’s employment is actually or constructively terminated by the Company without cause in connection with a change in control.

The payment of cash severance benefits is only triggered by an actual or constructive termination of employment. However, as described below under “Grants of Plan-Based Awards,” outstanding equity-based awards granted under the Company’s equity incentive plans, including those awards held by the named executive officers, may accelerate on a change in control of the Company if they are not assumed by the acquiring entity and are to be terminated on the transaction and, pursuant to the terms of his employment agreement, Mr. DiSantis is entitled to accelerated vesting of his equity awards in connection with a change in control of the Company.

For more information regarding these severance arrangements, please see “Potential Payments upon Termination or Change in Control” below.

Tax Considerations

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

Executive Compensation Tables

Summary Compensation Table – 2015-2017

The following Summary Compensation Table presents information regarding the compensation that Verso provided to our named executive officers for their services in 2015, 2016 and 2017. The Summary Compensation Table should be read in conjunction with the additional information about our executive compensation provided in the narratives and tables that follow the Summary Compensation Table.

Name and Principal Position	Year	Base Salary ($)(1)	Bonus ($)(2)	Stock Awards ($)(3)	Option Awards ($)(3)	Non-Equity Incentive Plan Compensation ($)(4)	All Other Compensation ($)(5)	Total ($)
B. Christopher DiSantis(6)	2017	756,250	—	999,995	—	1,087,103	68,684	2,912,032
President and Chief Executive Officer
Allen J. Campbell	2017	433,500	37,931	274,999	—	499,392	167,716	1,413,538
Senior Vice President and	2016	427,125	37,931	108,376	—	346,800	166,928	1,087,160
Chief Financial Officer	2015	119,327	693,000	6,000	15,000	—	44,763	878,090
Michael A. Weinhold(7)	2017	433,500	37,931	274,999	—	468,180	197,118	1,411,728
President of Graphic Papers	2016	427,125	37,931	108,376	—	325,125	132,037	1,030,594
	2015	406,662	269,875	12,358	370,233	—	128,801	1,187,929
Adam St. John(8)	2017	354,167	29,000	250,001	—	405,000	100,393	1,138,561
Senior Vice President of Manufacturing
Kenneth D. Sawyer(8)	2017	331,667	26,775	250,001	—	378,000	125,490	1,111,933
Senior Vice President of Human Resources and Communications
Peter H. Kesser	2017	178,500	31,238	—	—	—	1,539,876	1,749,614
Former Senior Vice President,	2016	351,750	31,238	89,252	—	267,750	95,072	835,062
General Counsel and Secretary	2015	338,484	222,250	12,050	88,085	—	93,189	754,058

(1)

Mr. DiSantis joined Verso on February 1, 2017, and his annual base salary was set at $825,000. The amount in the table reflects his actual base salary earned for the portion of the fiscal year he was employed by Verso.

(2)

The 2017 bonus consists of a cash retention award made under the 2016 Retention Plan to certain of our named executive officers that was subject to the executive officer’s continued employment with Verso through June 30, 2017.

(3)

The amounts reported in these columns reflect the fair value on the grant date of the equity awards granted to our named executive officers during the applicable fiscal year. The fair values on the grant date of the RSU grants reported in the “Stock Awards” column, computed in accordance with FASB ASC Topic 718, were based on the closing sale price per share of our Class A common stock on the NYSE on the applicable grant date. The fair values on the grant date of the stock options granted in 2015 reported in the “Option Awards” column, computed in accordance with FASB ASC Topic 718, were estimated using the Black-Scholes option pricing model. In determining the fair values of these option grants, we made certain assumptions relating to the expected weighted-average life of the stock options, volatility rates, risk-free interest rates, and dividend yields. We used the simplified method of calculating the expected lives of the stock options due to our limited exercise history; the expected volatility was estimated using Verso’s historical volatility; the expected risk-free interest rates were based on the market yield of U.S. Treasury securities; and the expected dividend yield was assumed to be zero because we had no plans to declare dividends.

(4)	The 2017 non-equity incentive plan compensation consists of cash payments to our named executive officers under the 2017 Verso Incentive Plan.
(5)	The “all other compensation” paid to or for the benefit of our named executive officers for 2017 consists of the following:

(a)

matching contributions under the Retirement Savings Plan as follows: Mr. DiSantis – $12,225; Mr. Campbell – $16,363; Mr. Weinhold – $16,038; Mr. St. John – $14,625; Mr. Sawyer – $12,623; and Mr. Kesser – $14,726;

(b)

discretionary contributions under the Supplemental Salary Retirement Program as follows: Mr. DiSantis – $8,100; Mr. Campbell – $8,100; Mr. Weinhold – $8,100; Mr. St. John – $8,100; and Mr. Sawyer – $8,100;

(c)	discretionary contributions under the Deferred Compensation Plan as follows: Mr. DiSantis – $14,588; Mr. Campbell – $18,024; Mr. Weinhold – $17,597; Mr. St. John – $11,578; and Mr. Sawyer – $10,760;

(d)	matching contributions under the Deferred Compensation Plan as follows: Mr. DiSantis – $21,656; Mr. Weinhold – $17,250; Mr. St. John – $12,281;

(e)	contributions under the Executive Retirement Program as follows: Mr. Campbell – $78,030; Mr. Weinhold – $60,690; Mr. St. John – $45,500; Mr. Sawyer – $42,840; and Mr. Kesser—$49,980;

(f)

payments under our executive financial counseling policy as follows: Mr. DiSantis – $9,500; Mr. Campbell – $6,500; Mr. Weinhold – $6,500; Mr. St. John – $6,500; Mr. Sawyer – $6,500; and Mr. Kesser – $2,943;

(g)	company paid life and disability insurance premiums as follows: Mr. DiSantis – $2,615; Mr. Campbell – $2,091; Mr. Weinhold – $2,091; Mr. St. John – $1,809; Mr. Sawyer – $1,688; and Mr. Kesser – $431;

(h)

payments under our employee relocation policy in connection with the Company’s move of its headquarters to Miamisburg, Ohio in 2017, as follows: Mr. Campbell – $23,965; Mr. Weinhold – $46,778; Mr. Sawyer – $29,020; and Mr. Kesser – $10,000;

(i)

cost of living adjustment in lump sum cash payments in connection with the Company’s move of its headquarters to Miamisburg, Ohio in 2017, as follows: Mr. Campbell – $14,643; Mr. Weinhold – $22,074; and Mr. Sawyer – $13,959; and

(j)	benefits to Mr. Kesser of $1,461,796 pursuant to the separation agreement entered into with Mr. Kesser – see “Separation Agreement with Peter H. Kesser” below.

(6)	Mr. DiSantis became our President and Chief Executive Officer and a member of our board of directors on February 1, 2017.
(7)	Mr. Weinhold became our President of Graphic Papers on February 1, 2017. He previously was our Senior Vice President of Sales, Marketing and Product Development.
(8)	Mr. St. John and Mr. Sawyer were not named executive officers for 2015 and 2016. Accordingly, their compensation for these years is not reported in the table.

Agreements with Named Executive Officers

Employment Agreement with B. Christopher DiSantis. We entered into an employment agreement with B. Christopher DiSantis when he became our President and Chief Executive Officer on February 1, 2017. The principal components of Mr. DiSantis’ compensation under the agreement are as follows:

•	an annual salary of $825,000, subject to increase at the discretion of our board of directors;

•	a cash incentive award payable under our annual, performance-based incentive plan, with a target-level award amount equal to 100% of his base salary;

•

an initial grant of RSUs under our performance incentive plan with a fair market value of $2 million on the date of grant (“Initial DiSantis RSU Award”), of which 25% is scheduled to vest on the third anniversary of his employment date, 25% is scheduled to vest on the fourth anniversary of his employment date, and 50% is scheduled to vest subject to the attainment of performance criteria described above in “Current Executive Compensation Program Elements – Long-Term Equity Incentive Awards”;

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

If Mr. DiSantis’ employment terminates due to his death or disability, then we are required to provide the same benefits as described above (other than the DiSantis Continued Base Salary and DiSantis Professional Fees) to him or his estate, as applicable. Pursuant to the terms of his employment agreement, Mr. DiSantis is entitled to accelerated vesting of his equity awards in connection with a change in control of the Company.

As a condition to Mr. DiSantis’ employment, he also executed a restrictive covenant agreement, which requires Mr. DiSantis to comply with a perpetual confidentiality covenant as well as non-competition and non-solicitation/non-hire covenants extending for 12 months and 24 months, respectively, after the termination of his employment for any reason.

CNC Agreements with Other Named Executive Officers. We have confidentiality and non-competition agreements (“CNC agreements”) with each of our named executive officers other than our Chief Executive Officer. The CNC agreements, which have substantially identical terms, require each named executive officer to comply with a perpetual confidentiality covenant as well as non-competition and non-solicitation/non-hire covenants extending for 12 months after the termination of his employment for any reason.

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

•

payments equal to 180% (for Mr. Campbell), 175% (for Mr. Weinhold), 175% (for Mr. St. John), or 165% (for Mr. Sawyer through 2017; currently 175%) of his base salary, payable in 12 equal monthly installments;

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

Grants of Plan-Based Awards During Fiscal Year 2017

The following table presents information regarding the non-equity incentive awards and equity-based awards granted to each of our named executive officers during fiscal year 2017.

Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units(2) (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)(3)
		Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
B. Christopher DiSantis	N/A	756,250	825,000	1,650,000	—	—	—	—	—	—	—
	2/7/2017	—	—	—	—	—	—	125,944	—	—	999,995
Allen J. Campbell	N/A	173,400	346,800	693,600	—	—	—	—	—	—	—
	10/12/2017	—	—	—	—	—	—	46,610	—	—	274,999
Michael A. Weinhold	N/A	162,563	325,125	650,250	—	—	—	—	—	—	—
	10/12/2017	—	—	—	—	—	—	46,610	—	—	274,999
Adam St. John	N/A	132,813	265,625	531,251	—	—	—	—	—	—	—
	10/12/2017	—	—	—	—	—	—	42,373	—	—	250,001
Kenneth D. Sawyer	N/A	124,375	248,750	497,500	—	—	—	—	—	—	—
	10/12/2017	—	—	—	—	—	—	42,373	—	—	250,001
Peter H. Kesser	N/A	133,875	267,750	535,500	—	—	—	—	—	—	—

(1)	These columns reflect the threshold, target and maximum award opportunities for performance-based cash awards payable under the 2017 VIP.
(2)

This column reflects the number of shares subject to the time-based RSU awards granted to named executive officers during 2017. The vesting criteria for performance-based RSU awards were set by the Compensation Committee in 2018, and thus such RSUs will be reported in 2018 and are not included in the table.

(3)

The amounts reported in this column reflect the fair value of these awards on the grant date as determined under the principles used to calculate the value of equity awards for purposes of our audited consolidated financial statements. For the assumptions and methodologies used to value the awards reported in this column of the table above, see footnote 3 to the Summary Compensation Table above.

Description of Plan-Based Awards

The non-equity incentive plan awards reported in the table above were granted under the 2017 Verso Incentive Plan. For a description of the material terms of these awards, see “Compensation Discussion and Analysis — Current Executive Compensation Program Elements — Annual Cash Incentive Plan: 2017 Verso Incentive Plan.”

Each of the equity incentive awards reported in the “Grants of Plan-Based Awards During Fiscal Year 2017” table above was granted under, and is subject to, the terms of our Performance Incentive Plan (the “PIP”), which we established upon emerging from our Chapter 11 reorganization. The PIP is administered by the Compensation Committee. The Compensation Committee has authority to interpret the plan provisions and make all required determinations under the plan. This authority includes making required proportionate adjustments to outstanding awards upon the occurrence of certain corporate events such as reorganizations, mergers and stock splits, and making provision for any tax withholding obligations incurred in respect of awards to be satisfied. Awards granted under the plan are generally only transferable to a beneficiary of a named executive officer upon his death. However, the Compensation Committee may establish procedures for the transfer of awards to other persons or entities, provided that such transfers comply with applicable securities laws and, with limited exceptions set forth in the plan document, are not made for value.

Under the terms of awards granted under the PIP, if there is a change in control of Verso, outstanding awards granted under the plan (including awards held by our named executive officers) will generally terminate unless the Compensation Committee provides for the substitution, assumption, exchange or other continuation of the outstanding awards. The Compensation Committee has discretion to provide for outstanding awards to become vested and/or to be canceled in exchange for the right to receive a cash payment in connection with the change in control transaction.

Each of the equity awards granted to our named executive officers in 2017 was in the form of RSUs. Each RSU represents the right to receive, upon vesting, one share of our Class A common stock. If any dividends are paid by the Company while the RSUs are outstanding, the executive would be credited with additional RSUs that are subject to the same vesting and payment terms as the underlying RSUs. For a description of the vesting terms of the equity incentive awards reported in the table above, see “Compensation Discussion and Analysis — Current Executive Compensation Program Elements — Equity-Based Awards.”

Outstanding Equity Incentive Awards at 2017 Fiscal Year-End

The following table provides information about the unvested RSUs held by our named executive officers as of December 31, 2017. There were no unvested shares of restricted stock and no unexercised stock options held by our named executive officers as of such date.

Name	Grant Date	Number of Shares or Units of Stock that Have Not Vested (#)		Market Value of Shares or Units of Stock that Have Not Vested ($)(1)
B. Christopher DiSantis	2-07-2017	125,944	(2)	2,212,836
Allen J. Campbell	7-28-2016	6,283	(3)	110,392
	10-12-2017	46,610	(4)	818,938
Michael A. Weinhold	7-28-2016	6,283	(3)	110,392
	10-12-2017	46,610	(4)	818,938
Adam St John	7-28-2016	4,805	(3)	84,424
	10-12-2017	42,373	(4)	744,494
Kenneth D. Sawyer	7-28-2016	4,435	(3)	77,923
	10-12-2017	42,373	(4)	744,494
Peter H. Kesser	7-28-2016	—	(5)	—	(5)

(1)	The market value of the unvested RSUs is computed based on the $17.57 closing sale price per share of our Class A common stock on the NYSE on December 31, 2017.

(2)	The unvested portion of this RSU award is scheduled to vest in two equal installments on February 1, 2020 and February 1, 2021, subject to continued employment or service.

(3)	The unvested portion of this RSU award is scheduled to vest in two equal installments on July 28, 2018 and July 28, 2019, subject to continued employment or service.

(4)	The unvested portion of this RSU award is scheduled to vest in two equal installments on January 1, 2020 and January 1, 2021, subject to continued employment or service.

(5)	Mr. Kesser received payment in lieu of issuance of 7,761 shares of Class A common stock as described below under the heading “Separation Agreement with Peter H. Kesser.”

Option Exercises and Stock Vested During Fiscal Year 2017

The following table presents information regarding the exercise of stock options and vesting of stock awards for our named executive officers during fiscal year 2017.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)(1)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(2)
B. Christopher DiSantis	—	—	—	—
Allen J. Campbell	—	—	3,141	14,983
Michael A. Weinhold	—	—	3,141	14,983
Adam St. John	—	—	2,402	11,458
Kenneth D. Sawyer	—	—	2,217	10,575
Peter H. Kesser	—	—	—	—

(1)

The value realized upon the exercise of a stock option is calculated by multiplying (i) the number of shares of our common stock to which the exercise of the option related, by (ii) the difference between the per-share closing price of our common stock on the date the stock option was exercised and the per-share exercise price of the options.

(2)

The value realized upon the vesting of a stock award is calculated by multiplying (i) the number of shares of our common stock that vested, by (ii) the per-share closing price of our common stock on the vesting date.

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

Deferred Compensation Plan. The Deferred Compensation Plan (“DC Plan”) is a non-qualified defined contribution plan that permits eligible employees to defer the receipt of up to 85% of their base salary and up to 100% of their cash incentive compensation, by contributing such amounts to their accounts under the DC Plan. The DC Plan also permits Verso to make matching contributions and discretionary contributions to employees’ accounts under the DC Plan. We match 100% of the first 3%, and 50% of the second 3%, of the employees’ deferrals under the DC Plan, subject to the same restrictions and limitations, as are described above for the Retirement Plan, and including the requirement that the employee must not qualify for our matching contributions under the Retirement Plan. The employee deferrals under the DC Plan, as well as company matching contributions are immediately and fully vested.

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

Non-Qualified Deferred Compensation Table—   Fiscal 2017

The following table presents information regarding the contributions to and earnings on the named executive officers’ deferred compensation balances during 2017, and the total deferred amounts for the named executive officers at the end of 2017.

Name	Plan	Executive Contributions in Last Fiscal Year(1) ($)	Registrant Contributions in Last Fiscal Year ($)	Aggregate Earnings in Last Fiscal Year ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last Fiscal Year End(2) ($)
B. Christopher DiSantis	SSRP DC Plan ERP	— 28,875 —	— 21,656 —	— 2,448 —	— — —	— 52,979 —
Allen J. Campbell	SSRP DC Plan ERP	— — —	25,620 — 78,030	2,541 — 9,775	— — —	28,161 — 87,805
Michael A. Weinhold	SSRP DC Plan ERP	— 22,999 —	33,375 17,250 60,690	27,988 34,486 22,906	— — —	180,064 227,136 136,923
Adam St. John	SSRP DC Plan ERP	— 18,000 —	5,506 12,281 45,500	859 1,969 17,788	— — —	21,219 32,250 99,970
Kenneth D. Sawyer	SSRP DC Plan ERP	— — —	11,014 — 42,840	4,107 — 5,367	— — —	36,533 — 48,207
Peter H. Kesser	SSRP DC Plan ERP Lost Retirement Benefits(3)	— — — —	14,025 — 49,980 196,288	13,590 34,987 27,194 21,466	17,402 23,285 47,833 —	59,064 145,966 116,366 217,754

(1)	The executive’s contributions in each case are included in the 2017 “Salary” column of the Summary Compensation Table.
(2)

The balances at the end of 2017 in this column reflect the following aggregate amounts that were previously reported as compensation in the appropriate columns of the Summary Compensation Table for years through and including 2017 to the extent the executive was a named executive officer for the applicable year: Mr. Weinhold—$118,701 (SSRP), $152,401 (DC), and $53,327 (ERP); Mr. St. John—$12,013 (SSRP), $36,682 (ERP); Mr. Sawyer—$21,412 (SSRP); and for Mr. Kesser—$48,851 (SSRP), $134,264 (DC), and $87,025 (ERP).

(3)	Pursuant to Mr. Kesser’s separation agreement, we paid $196,288 into his account maintained under the DC Plan. Refer to “Separation Agreement with Peter H. Kesser” on page 22.

Potential Payments upon Termination of Employment or Change in Control

The following section provides information about our named executive officers’ potential benefits upon the termination of their employment or a change in control of Verso under our plans, programs, policies and agreements that were in effect in 2017.

Severance Policy. Verso has adopted and implemented a severance policy for the benefit of our salaried employees, including our executive officers other than Mr. DiSantis, and specific groups of hourly employees whose employment with us is terminated under certain circumstances. The severance policy applies in the event that (1) we terminate the employee’s employment without cause (as defined in the policy), (2) we eliminate the employee’s position and do not offer him or her a similar position, (3) we close the facility where the employee works and do not offer him or her a similar position at another Verso facility, or (4) we sell the facility where the employee works and neither the purchaser (or its affiliate) nor Verso offers him or her a similar position. The principal benefit under the severance policy is a termination allowance payable in cash to the terminated employee which is based, in large measure, on the employee’s job-tier, the employee’s years of applicable service with us and our predecessors, and his or her annual base salary or wages in effect immediately prior to the termination of employment. The amount of the termination allowance equals the sum of (a) a minimum number of weeks of eligible pay based on the employee’s job tier and (b) for all employees except our executive officers, a number of additional weeks of eligible pay determined according to a formula that takes into account the employee’s years of eligible service, subject in each case to the total amount of the termination allowance not exceeding 13 to 52 weeks of eligible pay, depending on employee’s job tier and years of service. Our executive officers are entitled to receive a termination allowance equal to 52 weeks of eligible pay, regardless of their years of eligible service. The Severance Policy also gives us the discretion to offer other termination benefits, such as subsidized medical and dental insurance coverage for a specified period after the termination of employment and outplacement services appropriate for the employee’s position with us.

Severance Benefits Provided under Agreements with Named Executive Officers. As described above, we entered into an employment agreement with B. Christopher DiSantis, our President and Chief Executive Officer, in 2017 which, among other things, provides for him to receive specified benefits in the event of certain terminations of his employment. In addition, we have entered into CNC agreements with each of our executive officers other than Mr. DiSantis which, among other things, provide for them to receive specified benefits in the event of any termination of their employment. Information about the potential and actual severance benefits provided for in these agreements between us and our named executive officers is set forth in the “Agreements with Named Executive Officers” section above.

2017 VIP. The 2017 VIP, our annual, performance-based incentive plan, allowed us the discretion to pay a prorated portion of a participant’s incentive award in the event that the participant’s employment with us terminated after February 2017 because of his or her death, disability or retirement or the elimination of his or her position. In such event, the participant would be entitled to receive a prorated incentive award if it is approved by the Administration Committee (as defined in the VIP) constituted under the 2017 VIP.

PIP and RSU Award Agreements. In 2016 and 2017, Verso granted RSUs under the PIP to our executive officers and certain key senior managers as part of their annual compensation or, with respect to Mr. DiSantis, in connection with his commencing employment with us. The PIP, together with the award agreements thereunder, contain provisions addressing the effects on the RSUs of the termination of an executive officer’s employment with us. The PIP provides that its administrator has the authority to establish the effect, if any, of a termination of employment on the rights and benefits of each award made under the PIP and, in so doing, may make distinctions based upon, among other things, the cause of termination and type of award. The form of award agreement under which the RSU awards were granted states that, as a general rule, upon the termination of a grantee’s employment, regardless of the reason (whether with or without cause, voluntarily or involuntarily), any unvested portion of the RSU award that has not become vested on or before the termination of employment date will terminate.

However, the RSU award agreement for Mr. DiSantis’ 2017 grant provides for the following vesting acceleration benefits:

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

The award agreements for the 2017 RSU awards for each of the other named executive officers provide for the following vesting acceleration benefits:

•

If the executive’s employment with us is terminated and the termination is a qualifying termination – which is defined in each award agreement as a termination of employment either (1) by us without cause (as defined in the award agreement) or (2) by the executive for good reason (as defined in the award agreement), in each case, within twelve months following a change of control (as defined in the award agreement) – then (a) all unvested time-based RSUs will vest and, (b) with respect to the performance-vesting RSUs, (i) if Verso is the surviving company following such change of control, then a pro-rata number of RSUs that may be eligible to vest will be determined on such qualified termination based on the number of days the executive was employed by Verso during the performance period, with such number of RSUs to vest at the end of the performance period based on actual performance, or (ii) if Verso is not the surviving company following such change of control, then all performance-based RSUs will vest at target level.

•	If the executive’s employment is terminated due to his death or disability, then all unvested time-based RSUs will vest and all performance-based RSUs will vest at target level.

•

If the executive’s employment is terminated as a result of a qualified termination, then, subject to the condition that the executive provide us with a general release in a form provided by us, (1) the vesting of the next tranche of time-based RSUs that is scheduled to vest following the termination date will vest and, (2) with respect to the performance-based RSUs, a pro-rata number of RSUs that may be eligible to vest will be determined on such qualified termination based on the number of days the executive was employed by Verso during the performance period, with such number of RSUs to vest at the end of the performance period based on actual performance.

The award agreements for the 2016 RSU awards for Messrs. Campbell, Weinhold, St. John and Sawyer provide that if the executive’s employment is terminated in a qualifying termination (as described above) or due to the executive’s death or disability, then all unvested RSUs subject to the executive’s award will vest, subject, in the case of a qualifying termination, to the condition that the executive provide us with a general release in a form provided by us.

Vacation Policy. Verso has a vacation policy that, among other things, provides for a payment in lieu of any earned, unused vacation upon the termination of an eligible employee’s employment under certain circumstances. Under the policy, we will provide vacation pay to a terminated employee if the termination of employment is (1) by the employee (referred to as a “voluntary” termination) and the employee has completed at least six months of employment with us and gives us at least two weeks of prior notice of termination, (2) by us (referred to as an “involuntary” termination) and the employee has completed at least six months of employment with us, or (3) due to the employee’s retirement, death or disability. Under such circumstances, a terminated employee (or his or her estate) is entitled to receive a payment equal to the daily equivalent of his or her base salary multiplied by the number of earned, unused vacation days during the calendar year in which the termination date occurred.

Quantification of Potential Termination and Change in Control Benefits. The following table provides the estimated value of the benefits that would be payable to the named executive officers if a termination of their employment in the circumstances described above and/or a change in control of the Company had occurred on the last business day of fiscal 2017.

Name	Cash Severance(1) ($)	Health and Welfare Benefits(2) ($)	Equity Award Accelerated Vesting(3) ($)	Outplacement Benefits ($)	Noncompete Payment(4) ($)	Total ($)
B. Christopher DiSantis
Involuntary Termination	2,475,000	36,968	3,319,272	50,000	—	5,881,240
Voluntary Termination	—	36,968	—	—	—	36,968
Death/Disability	2,475,000	36,968	3,319,272	—	—	5,831,240
Change in Control/No Termination	—	—	4,425,690	—	—	4,425,690
Change in Control/Involuntary Termination	2,475,000	36,968	4,425,690	50,000	—	6,987,658
Allen J. Campbell
Involuntary Termination	433,500	47,832	519,861	9,500	1,409,179	2,419,872
Voluntary Termination	—	47,832	—	—	1,409,179	1,457,011
Death/Disability		47,832	1,338,799	—	1,394,552	2,781,183
Change in Control/No Termination	—	—	—	—	—	—
Change in Control/Involuntary Termination	433,500	47,832	1,748,268	9,500	1,409,179	3,648,279
Michael A. Weinhold
Involuntary Termination	433,500	47,617	519,861	9,500	1,338,475	2,348,953
Voluntary Termination	—	47,617	—	—	1,338,475	1,386,092
Death/Disability		47,617	1,338,799	—	1,330,663	2,717,079
Change in Control/No Termination	—	—	—	—	—	—
Change in Control/Involuntary Termination	433,500	47,617	1,748,268	9,500	1,338,475	3,577,360
Adam St. John
Involuntary Termination	375,000	46,680	456,662	9,500	1,164,265	2,052,107
Voluntary Termination	—	46,680	—	—	1,164,265	1,210,945
Death/Disability		46,680	1,201,155	—	1,157,076	2,404,911
Change in Control/No Termination	—	—	—	—	—	—
Change in Control/Involuntary Termination	375,000	46,680	1,573,411	9,500	1,164,265	3,168,856
Kenneth D. Sawyer
Involuntary Termination	350,000	31,416	450,161	9,500	1,062,121	1,903,198
Voluntary Termination	—	31,416	—	—	1,062,121	1,093,537
Death/Disability		31,416	1,194,655	—	1,047,346	2,273,417
Change in Control/No Termination	—	—	—	—	—	—
Change in Control/Involuntary Termination	350,000	31,416	1,566,910	9,500	1,062,121	3,019,947

(1)

For Mr. DiSantis, the amount is equal to the severance and bonus to which he would be entitled pursuant to the terms of his employment agreement. For all other named executive officers, the amount is equal to one year of salary pursuant to the terms of our severance policy.

(2)

This column shows the Company’s estimated costs to provide health and welfare benefits for the executive and his eligible dependents following termination of employment (including, as applicable, the estimated costs to reimburse the executive for taxes imposed with respect to these benefits). This benefit is part of the description of benefits following a termination of employment pursuant to the agreements described above under “Agreements with the Named Executive Officers,” and as such is not also included in the calculation represented in footnote 4 to this table.

(3)

This value is the closing price of our common stock on the NYSE on the last trading day of 2017 multiplied by the number of shares subject to the accelerated portion of the award. With respect to performance-vesting RSUs, the value of the target number of shares subject to the awards previously approved by the Compensation Committee has been included.

(4)

The amounts in this column reflect all other payments that the executive would have been entitled to receive upon termination of employment as of December 31, 2017 in consideration for his covenant not to compete following a termination of employment pursuant to the CNC agreements described above under “Agreements with the Named Executive Officers,” specifically:

•	any unpaid annual incentive award for any calendar year completed on or before the termination date;

•	payments equal to 180% (for Mr. Campbell), 175% (for Mr. Weinhold), 175% (for Mr. St. John), or 165% (for Mr. Sawyer) of his base salary, payable in 12 equal monthly installments;

•

reimbursement of the cost of converting his group life insurance coverage to an individual policy and the premiums on the individual policy for up to two years after the termination date, grossed up to cover the cost of income taxes;

•

a contribution to his account under the DC Plan in an amount equal to the projected value of certain lost retirement benefits consisting of our contributions under the Retirement Plan, SSRP, DC Plan, and ERP that we would have made if he had remained actively employed with us for two years after the termination date.

Separation Agreement with Peter H. Kesser

We entered into a separation agreement with Mr. Kesser in connection with his resignation as our Senior Vice President, General Counsel and Secretary on June 30, 2017. Under the agreement, in compliance with his CNC agreement described below, and in addition to his other accrued and vested benefits under Verso’s benefit plans and the second installment of his retention bonus under our 2016 Retention Plan in the amount of $31,238, we agreed to provide to or for the benefit of Mr. Kesser a total of $1,461,796 consisting of the following:

•	$357,000 payment as severance under our severance policy;

•	$624,750, payable in 12 equal monthly installments, as compensation for the performance of his obligations under his CNC agreement;

•	$196,288 as a contribution equivalent to two years of lost retirement benefits to his deferred compensation plan account;

•	$110,943 as a prorated, discounted portion of his target-level annual incentive award payable under our incentive plan for 2017;

•

$49,877 (estimate) of premiums and administrative fees for 36 months (6 months fully subsidized and 30 months partially subsidized) of continued medical and dental insurance coverage for him and his eligible dependents;

•	$56,461.28, in lieu of the issuance of 7,761 shares of our Class A common stock upon the accelerated vesting of the RSUs previously granted under the PIP;

•

$66,477 consisting of housing and relocation subsidies and payments in lieu of this prorated 2017 contribution under the SSRP, unused vacation time, executive-level outplacement services, a fully paid, two-year individual term life insurance policy, and his remaining allowance under our executive financial counseling policy.

Mr. Kesser provided Verso with a release of claims and agreed to comply with certain non-competition, non-solicitation and other covenants under his separation agreement and CNC agreement.

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

3. Exhibits

The exhibits listed in the exhibit index of the 2017 Form 10-K and Amendment No. 1 are incorporated by reference in this report. The following exhibits are included in this Amendment (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit Number	Description of Exhibit

31.5*	Certification of Principal Executive Officer.

31.6*	Certification of Principal Financial Officer.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 24, 2018

VERSO CORPORATION

By:	/s/ B. Christopher DiSantis
B. Christopher DiSantis
President, Chief Executive Officer, and Director

S-1