Form 10-Q
period 2018-09-30
Verso Corp
filed 2018-11-07
CIK 1421182

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018

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
_____________________

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     ☑ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☑
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

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
☑ Yes ☐ No
As of October 31, 2018, Verso Corporation had 34,553,376 shares of Class A common stock, par value $0.01 per share, and no shares of Class B common stock outstanding.

Entity Names and Organization

In this report, unless otherwise noted, the terms “Verso,” “the Company,” “we,” “us” and “our” refer to Verso Corporation and its subsidiaries. Verso Corporation is the ultimate parent entity and the issuer of Class A common stock listed on the New York Stock Exchange. In December 2016, Verso Corporation completed a consolidation and reorganization of its subsidiaries, or the “Internal Reorganization.” After the Internal Reorganization, Verso Corporation is the sole member of Verso Holding LLC, which is the sole member of Verso Paper Holding LLC. As used in this report, the term “Verso Paper” refers to Verso Paper Holding LLC. Prior to the Internal Reorganization, Verso Corporation was the sole member of Verso Paper Finance Holdings One LLC, which was the sole member of Verso Paper Finance Holdings LLC, which was the sole member of Verso Paper Holdings LLC. The term “VPH” refers to Verso Paper Holdings LLC. As a result of the Internal Reorganization, VPH no longer exists.

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

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

VERSO CORPORATION
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
(Dollars in millions)	2017	2018
ASSETS
Current assets:
Cash and cash equivalents	$7	$7
Accounts receivable, net	208	255
Inventories	385	377
Prepaid expenses and other assets	14	11
Total current assets	614	650
Property, plant and equipment, net	1,062	1,026
Intangibles and other assets, net	56	53
Total assets	$1,732	$1,729
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$176	$210
Accrued liabilities	129	122
Current maturities of long-term debt	60	—
Total current liabilities	365	332
Long-term debt	130	108
Pension benefit obligation	457	417
Other liabilities	34	34
Total liabilities	986	891
Commitments and contingencies (Note 11)
Equity:
Preferred stock -- par value $0.01 (50,000,000 shares authorized, no shares issued)	—	—
Common stock -- par value $0.01 (210,000,000 Class A shares authorized with 34,173,571 shares issued and 34,164,434 outstanding on December 31, 2017 and 34,569,917 shares issued and 34,553,376 outstanding on September 30, 2018; 40,000,000 Class B shares authorized with 291,039 shares issued and outstanding on December 31, 2017 and no shares issued and outstanding on September 30, 2018)	—	—
Treasury stock -- at cost (9,137 shares on December 31, 2017 and 16,541 shares on September 30, 2018)	—	—
Paid-in-capital (including Warrants of $10 million)	676	682
Retained earnings (deficit)	(62)	16
Accumulated other comprehensive income	132	140
Total equity	746	838
Total liabilities and equity	$1,732	$1,729
See notes to Unaudited Condensed Consolidated Financial Statements.

VERSO CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
(Dollars in millions, except per share amounts)	September 30, 2017	September 30, 2018	September 30, 2017	September 30, 2018
Net sales	$621	$704	$1,822	$1,987
Costs and expenses:
Cost of products sold (exclusive of depreciation and amortization)	554	580	1,690	1,742
Depreciation and amortization	27	28	87	83
Selling, general and administrative expenses	24	25	81	78
Restructuring charges	4	—	8	2
Other operating (income) expense	—	(9)	—	(7)
Operating income (loss)	12	80	(44)	89
Interest expense	10	15	29	32
Other (income) expense	(2)	(21)	(7)	(28)
Income (loss) before income taxes	4	86	(66)	85
Income tax expense	—	—	—	—
Net income (loss)	$4	$86	$(66)	$85
Income (loss) per common share:
Basic	$0.12	$2.49	$(1.92)	$2.46
Diluted	0.12	2.45	(1.92)	2.44
Weighted average common shares outstanding (in thousands)
Basic	34,456	34,562	34,421	34,511
Diluted	34,460	35,051	34,421	34,868
See notes to Unaudited Condensed Consolidated Financial Statements.

VERSO CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
(Dollars in millions)	September 30, 2017	September 30, 2018	September 30, 2017	September 30, 2018
Net income (loss)	$4	$86	$(66)	$85
Other comprehensive income (loss), net of tax:
Defined benefit pension/other postretirement plans:
Pension/other postretirement liability adjustment, net	—	—	—	1
Other comprehensive income (loss), net of tax	—	—	—	1
Comprehensive income (loss)	$4	$86	$(66)	$86
See notes to Unaudited Condensed Consolidated Financial Statements.

VERSO CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

	Class A		Class B					Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity (Deficit)
(Dollars in millions, shares in thousands)	Common Shares	Common Stock	Common Shares	Common Stock	Treasury Shares	Treasury Stock	Paid-in-Capital
Balance - December 31, 2016	33,367	$—	1,024	$—	—	$—	$675	$(32)	$127	$770
Net income (loss)	—	—	—	—	—	—	—	(66)	—	(66)
Treasury shares acquired	—	—	—	—	(9)	—	—	—	—	—
Common stock issued for restricted stock, net	73	—	—	—	—	—	—	—	—	—
Class B stock converted to Class A stock	655	—	(655)	—	—	—	—	—	—	—
Equity award expense	—	—	—	—	—	—	1	—	—	1
Balance - September 30, 2017	34,095	$—	369	$—	(9)	$—	$676	$(98)	$127	$705

Balance - December 31, 2017	34,173	$—	291	$—	(9)	$—	$676	$(62)	$132	$746
Net income (loss)	—	—	—	—	—	—	—	85	—	85
Other comprehensive income (loss), net	—	—	—	—	—	—	—	—	1	1
Treasury shares acquired	—	—	—	—	(7)	—	—	—	—	—
Common stock issued for restricted stock	106	—	—	—	—	—	—	—	—	—
Class B stock converted to Class A stock	291	—	(291)	—	—	—	—	—	—	—
Equity award expense	—	—	—	—	—	—	6	—	—	6
Reclassification of stranded tax effects (ASU 2018-02)	—	—	—	—	—	—	—	(7)	7	—
Balance - September 30, 2018	34,570	$—	—	$—	(16)	$—	$682	$16	$140	$838
See notes to Unaudited Condensed Consolidated Financial Statements.

VERSO CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months	Nine Months
	Ended	Ended
(Dollars in millions)	September 30, 2017	September 30, 2018
Cash Flows From Operating Activities:
Net income (loss)	$(66)	$85
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	87	83
Net periodic pension cost (income)	5	(5)
Pension plan contributions	(25)	(35)
Amortization of debt issuance cost and discount	6	19
Equity award expense	1	6
(Gain) loss on sale or disposal of assets	1	(8)
Prepayment premium on Term Loan Facility	—	1
Changes in assets and liabilities:
Accounts receivable, net	(21)	(44)
Inventories	46	8
Prepaid expenses and other assets	5	3
Accounts payable	54	39
Accrued and other liabilities	(29)	(6)
Net cash provided by (used in) operating activities	64	146
Cash Flows From Investing Activities:
Proceeds from sale of assets	—	17
Capital expenditures	(29)	(61)
Grant proceeds from Maine Technology Institute	—	1
Net cash provided by (used in) investing activities	(29)	(43)
Cash Flows From Financing Activities:
Borrowings on ABL Facility	156	379
Payments on ABL Facility	(151)	(335)
Payments on Term Loan Facility	(40)	(146)
Prepayment premium on Term Loan Facility	—	(1)
Net cash provided by (used in) financing activities	(35)	(103)
Change in Cash and cash equivalents and restricted cash	—	—
Cash and cash equivalents and restricted cash at beginning of period	9	9
Cash and cash equivalents and restricted cash at end of period	$9	$9
See notes to Unaudited Condensed Consolidated Financial Statements.

VERSO CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF BUSINESS AND BASIS OF PRESENTATION
Nature of Business — Verso operates in the pulp and paper market segments. However, Verso determined that the operating income (loss) of the pulp segment is immaterial for disclosure purposes. Verso’s core business platform is as a producer of coated freesheet, specialty and coated groundwood papers. Verso’s products are used primarily in media and marketing applications, including catalogs, magazines, commercial printing applications, such as high-end advertising brochures, annual reports and direct-mail advertising, and specialty applications, such as flexible packaging and label and converting. Verso’s market kraft pulp is used to manufacture printing, writing and specialty paper grades, tissue, containerboard, bag and other products. Verso’s assets are utilized across segments in an integrated mill system and are not identified by segment or reviewed by management on a segment basis. Verso operates primarily in one geographic location, North America.

Basis of Presentation — This report contains the Unaudited Condensed Consolidated Financial Statements of Verso as of December 31, 2017 and September 30, 2018 and for the three months and nine months ended September 30, 2017 and September 30, 2018. The December 31, 2017 Unaudited Condensed Consolidated Balance Sheet data was derived from audited financial statements, but it does not include all disclosures required annually by accounting principles generally accepted in the United States of America, or “GAAP.” In Verso’s opinion, the Unaudited Condensed Consolidated Financial Statements include all adjustments that are necessary for the fair presentation of Verso’s respective financial conditions, results of operations and cash flows for the interim periods presented. Except as disclosed in the notes to the Unaudited Condensed Consolidated Financial Statements, such adjustments are of a normal, recurring nature. Variable interest entities for which Verso is the primary beneficiary are consolidated. Intercompany balances and transactions are eliminated in consolidation. The results of operations and cash flows for the interim periods presented may not necessarily be indicative of full-year results. It is suggested that these financial statements be read in conjunction with the audited consolidated financial statements and notes thereto of Verso contained in its Annual Report on Form 10-K for the year ended December 31, 2017.

2.  RECENT ACCOUNTING PRONOUNCEMENTS

Accounting Guidance Adopted in 2018
ASC Topic 220, Income Statement - Reporting Comprehensive Income. In February 2018, the Financial Accounting Standards Board, or “FASB,” issued Accounting Standards Update, or “ASU,” 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (Topic 220). This guidance allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. Verso early adopted this guidance in the first quarter of 2018 and recorded an adjustment from Accumulated other comprehensive income to Retained earnings (deficit) of $7 million associated with pension obligations during the three months ended March 31, 2018. Verso’s accounting to reflect the provisions of the Tax Cuts and Jobs Act is complete after recording this adjustment.

ASC Topic 715, Compensation - Retirement Benefits. In March 2017, the FASB issued ASU 2017-07, Compensation - Retirement Benefits (Topic 715), which amends the existing guidance relating to the presentation of net periodic benefit cost for an entity’s sponsored defined benefit pension and other postretirement plans. On January 1, 2018, Verso retrospectively adopted the presentation of service cost separate from the other components of net benefit cost. The interest costs, expected long-term return on plan assets, amortization of prior service costs and other costs have been reclassified from Cost of products sold and Selling, general and administrative expenses to Other (income) expense. Verso elected to apply the practical expedient, which allows for the reclassification of amounts disclosed previously in the retirement benefits note as the basis for applying retrospective presentation for comparative periods. On a prospective basis, only service costs will be capitalized in inventory or property, plant & equipment.

The effect of the retrospective presentation change related to the net periodic pension and other postretirement benefits plans on the Unaudited Condensed Consolidated Statement of Operations for the three months and nine months ended September 30, 2017, was as follows:

	Three Months Ended
	September 30, 2017
(Dollars in millions)	Previously reported	As revised	Effect of change higher/(lower)
Cost of products sold (exclusive of depreciation and amortization)	$552	$554	$2
Selling, general and administrative expenses	24	24	—
Other (income) expense	—	(2)	(2)

	Nine Months Ended
	September 30, 2017
(Dollars in millions)	Previously reported	As revised	Effect of change higher/(lower)
Cost of products sold (exclusive of depreciation and amortization)	$1,683	$1,690	$7
Selling, general and administrative expenses	81	81	—
Other (income) expense	—	(7)	(7)

In connection with the adoption of ASU 2017-07, Verso adopted an accounting policy effective January 1, 2018, on a prospective basis, to classify plan maintenance fees as a reduction of the expected return on plan assets, previously reported as a component of service cost.

ASC Topic 230, Statement of Cash Flows. In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the Emerging Issues Task Force). This ASU requires that restricted cash be included with cash and cash equivalents when reconciling the beginning of period and end of period total amounts shown on the statement of cash flows. The guidance was adopted on January 1, 2018 on a retrospective basis. This guidance did not have a material impact on the Unaudited Condensed Consolidated Financial Statements.

ASC Topic 606, Revenue from Contracts with Customers. On January 1, 2018, Verso adopted Accounting Standards Codification, or “ASC,” 606, Revenue from Contracts with Customers and all amendments (“new revenue standard”) to all contracts that were not complete at the date of initial application using the modified retrospective method. The core principle of the new revenue standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. Under the new standard, a sales contract is established with a customer upon receipt and acknowledgment of a customer purchase order. After evaluating open contracts at January 1, 2018, Verso determined that there was no cumulative effect on the Unaudited Condensed Consolidated Financial Statements as a result of adoption of the new revenue standard. The comparative financial results from 2017 have not been restated and continue to be reported under the accounting standards in effect for that period. Adoption of this standard did not have a material impact on sales or operating results. See Note 3 for additional related revenue disclosures.

Verso also adopted the following standards in 2018, neither of which had a material impact to the financial statements or financial statement disclosures:

Standard		Effective Date
2017-09	Stock Compensation - Scope of Modification Accounting	January 1, 2018
2016-15	Classification of Certain Cash Receipts and Cash Payments	January 1, 2018

Accounting Guidance Not Yet Adopted

ASC Topic 842, Leases. In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 supersedes existing lease guidance, including ASC Topic 840, Leases, and requires lessees to recognize most leases on their balance sheets for the rights and obligations created by those leases. The guidance also requires enhanced disclosures regarding the amount, timing and uncertainty of cash flows arising from leases that will be effective for interim and annual periods beginning after December 15, 2018. Verso plans to adopt this guidance on January 1, 2019. The guidance requires the use of a modified retrospective approach. In July 2018, the FASB issued ASU 2018-11 which provides a practical expedient to adopt the standard with a cumulative effect at the adoption date without restating prior periods. Verso plans to adopt the practical expedient and expects to recognize a liability and corresponding asset associated with in-scope leases. Verso’s implementation team is reviewing the lease population, but is still in the process of determining those amounts to be recognized as liabilities and right of use assets and the changes in processes required to account for leasing activity on an ongoing basis.

ASC Topic 350, Intangible Assets - Goodwill & Other. In August 2018, the FASB issued ASU 2018-15 Customer’s Accounting for Implementation Costs in a Cloud Computing Arrangement that is a Service Contract, which aligns the accounting for such costs with guidance on capitalizing costs associated with developing or obtaining internal use software. The guidance is effective for fiscal years beginning after December 15, 2019. Verso is currently evaluating the impact of this guidance.

3. REVENUE RECOGNITION

Revenue is recognized when obligations under the contract with the customer are satisfied which primarily occurs at the time of shipment from Verso’s mills or warehouses. Revenue is measured as the amount of consideration Verso expects to receive in exchange for transferring goods reflecting any variable consideration, the most significant of which is the volume rebate program. Sales taxes collected concurrent with revenue are excluded from revenues. Incidental costs immaterial to the context of the contract are expensed as incurred. Verso does not have any significant payment terms as payment is received shortly after the point of sale.
With respect to variable consideration, the amount of consideration expected to be received and revenue recognized includes the most likely amount of credits based on historical experience. Revenues are adjusted at the earlier date of when the most likely amount of consideration expected to be received changes or the consideration becomes fixed. Verso recognizes the cost of freight and shipping, when control has transferred to the customer as fulfillment activities, in Cost of products sold.
The following table presents the revenues disaggregated by product included on the Unaudited Condensed Consolidated Statements of Operations:

	Three Months	Nine Months
	Ended	Ended
(Dollars in millions)	September 30, 2018	September 30, 2018
Printing paper	$393	$1,112
Coated groundwood	51	158
Specialty paper	173	490
Pulp	39	95
Supercalendared paper	48	132
Total Net sales	$704	$1,987
The following table presents the revenue disaggregated by sales channel included on the Unaudited Condensed Consolidated Statement of Operations:

	Three Months	Nine Months
	Ended	Ended
(Dollars in millions)	September 30, 2018	September 30, 2018
Direct sales	$399	$1,115
Merchant sales	248	735
Broker sales	57	137
Total Net sales	$704	$1,987
4. SUPPLEMENTAL FINANCIAL STATEMENT INFORMATION

Restricted Cash — As of December 31, 2017 and September 30, 2018, $2 million of restricted cash was included in Intangibles and other assets, net on the Unaudited Condensed Consolidated Balance Sheets primarily related to asset retirement obligations in the state of Michigan. These cash deposits are required by the state and may only be used for the future closure of a landfill. As of September 30, 2017 and September 30, 2018, Cash and cash equivalents and restricted cash on the Unaudited Condensed Consolidated Statements of Cash Flows include restricted cash of $3 million and $2 million, respectively.

Inventories — The following table summarizes inventories by major category:

	December 31,	September 30,
(Dollars in millions)	2017	2018
Raw materials	$75	$91
Work-in-process	54	57
Finished goods	228	201
Replacement parts and other supplies	28	28
Inventories	$385	$377

Property, plant and equipment — Depreciation expense for the three months and nine months ended September 30, 2017 was $25 million and $82 million, respectively. Depreciation expense for the three months and nine months ended September 30, 2018 was $26 million and $78 million, respectively. Interest costs capitalized for the three months and nine months ended September 30, 2017 were each zero. Interest cost capitalized for the three months and nine months ended September 30, 2018 were zero and $1 million, respectively.

Property, plant and equipment includes capital expenditures unpaid as of September 30, 2017 and September 30, 2018 of $3 million. As of September 30, 2018, Property, plant and equipment was reduced by $4 million as a result of meeting all pertinent milestones of the Maine Technology Asset Fund 2.0 challenge grant, covering a portion of the capital costs associated with the upgrade of the previously shuttered No. 3 paper machine and pulp line at the Androscoggin Mill in Jay, Maine. Verso received $1 million of the grant funds in July 2018 and an additional $1 million in October 2018. The remaining $2 million of the grant funds are scheduled to be received in January 2019. As of September 30, 2018, $3 million related to outstanding grant funds is recorded in Accounts receivable on the Unaudited Condensed Consolidated Balance Sheet.

5. ACQUISITIONS AND DISPOSITIONS

Sale of Wickliffe Mill — On August 16, 2018, Verso Paper entered into a purchase agreement with Global Win Wickliffe LLC (“Purchaser”), pursuant to which Verso Paper agreed to sell, and Purchaser agreed to purchase, one of Verso’s subsidiaries, Verso Wickliffe LLC (“Verso Wickliffe”), for a purchase price of $16 million in cash. Verso Wickliffe owned substantially all of the assets that comprised Verso’s Wickliffe, Kentucky paper mill (the “Wickliffe Mill”) and related operations. Verso previously announced its decision to permanently close the Wickliffe Mill in April 2016. The sale closed on September 5, 2018, and resulted in a gain of $9 million, included in Other operating (income) loss on the Unaudited Condensed Consolidated Statements of Operations for the three months and nine months ended September 30, 2018.

6.  DEBT

The following table summarizes debt:

	Original	December 31,	September 30,
(Dollars in millions)	Maturity	2017	2018
ABL Facility	7/14/2021	$65	$110
Term Loan Facility	10/14/2021	146	—
Unamortized (discount) and debt issuance costs, net		(21)	(2)
Less: Current portion		(60)	—
Total long-term debt		$130	$108
As of September 30, 2018, the fair value of Verso’s total debt outstanding was $110 million.

During the nine months ended September 30, 2018, Verso made scheduled principal payments totaling $9 million on the Term Loan Facility (as defined below). As a result of the excess cash flow requirement in the Term Loan Facility, Verso was obligated to fund additional principal payments during the nine months ended September 30, 2018 of $21 million. Verso also elected to make additional voluntary principal prepayments on the Term Loan Facility totaling $116 million during the nine months ended September 30, 2018 from available liquidity, including amounts borrowed under the ABL Facility (as defined below). The mandatory and voluntary principal prepayments resulted in the full pay off of the Term Loan Facility on September 10, 2018.

During the nine months ended September 30, 2017, scheduled principal payments totaling $13 million were made on the Term Loan Facility. As a result of the excess cash flow requirement in the Term Loan Facility, Verso was obligated to fund additional principal payments during the nine months ended September 30, 2017 of $7 million. Verso also elected to make additional voluntary principal prepayments totaling $20 million during the nine months ended September 30, 2017 from available liquidity, including amounts borrowed under the ABL Facility.

Amounts included in interest expense and amounts of cash interest payments related to long-term debt for the periods presented are as follows:

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
(Dollars in millions)	September 30, 2017	September 30, 2018	September 30, 2017	September 30, 2018
Interest expense(1)	$7	$3	$23	$14
Cash interest paid	8	4	23	15
Debt issuance cost and discount amortization(2)	3	12	6	19
(1) Represents interest expense incurred on the Credit Facilities (as defined below), exclusive of amortization of debt issuance cost and discount and inclusive of amounts capitalized. See Note 4 for additional information on capitalized interest costs.
(2) Amortization of debt issuance cost and original issue discount, including the accelerated amortization associated with the early extinguishment of the Term Loan Facility, are included in Interest expense on the Unaudited Condensed Consolidated Statements of Operations and in Amortization of debt issuance cost and discount on the Unaudited Condensed Consolidated Statements of Cash Flows.

Credit Facilities
On July 15, 2016, VPH entered into a $375 million asset-based revolving credit facility, or the “ABL Facility,” and a $220 million senior secured term loan (with loan proceeds of $198 million after the deduction of the original issue discount of $22 million), or the “Term Loan Facility,” and collectively termed the “Credit Facilities.” After the Internal Reorganization, Verso Paper became the borrower under the Credit Facilities. The amount of borrowings and letters of credit available to Verso pursuant to the ABL Facility is limited to the lesser of $375 million or an amount determined pursuant to a borrowing base ($349 million as of September 30, 2018). As of September 30, 2018, the outstanding balance of the ABL Facility was $110 million, with $38 million issued in letters of credit and $201 million available for future borrowings, and the weighted-average interest rate on outstanding borrowings was 4.11%.

7. EARNINGS PER SHARE

The following table provides a reconciliation of basic and diluted income (loss) per common share:

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2017	September 30, 2018	September 30, 2017	September 30, 2018
Net income (loss) available to common shareholders (in millions)	$4	$86	$(66)	$85
Weighted average common shares outstanding - basic (in thousands)	34,456	34,562	34,421	34,511
Dilutive shares from stock awards (in thousands)	4	489	—	357
Weighted average common shares outstanding - diluted (in thousands)	34,460	35,051	34,421	34,868
Basic income (loss) per share	$0.12	$2.49	$(1.92)	$2.46
Diluted income (loss) per share	$0.12	$2.45	$(1.92)	$2.44

As a result of the net loss from continuing operations for the nine months ended September 30, 2017, 0.3 million restricted stock units as of September 30, 2017 were excluded from the calculation of diluted earnings per share as their inclusion would be anti-dilutive. Verso has 1.8 million warrants outstanding at an exercise price of $27.86 (see Note 9 for more information on warrants). As a result of the exercise price of the warrants exceeding the average market price of Verso’s common stock during the three and nine months ended September 30, 2017 and 2018, 1.8 million warrants as of September 30, 2017 and September 30, 2018 were excluded from the calculations of diluted earnings per share as their inclusion would be anti-dilutive. No dividends were declared or paid in the periods presented.

8.  RETIREMENT AND OTHER POSTRETIREMENT BENEFITS

The following table summarizes the components of net periodic pension cost of the pension plans for the periods presented:

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
(Dollars in millions)	September 30, 2017	September 30, 2018	September 30, 2017	September 30, 2018
Service cost	$4	$1	$12	$4
Interest cost	17	15	49	45
Expected return on plan assets	(19)	(18)	(56)	(54)
Net periodic pension cost (income)	$2	$(2)	$5	$(5)

Verso makes contributions to fund retirement benefits on an actuarially-determined basis, generally equal to the minimum amounts required by the Employee Retirement Income Security Act. Verso made contributions to the pension plans of $13 million and $25 million in the three months and nine months ended September 30, 2017, respectively, and $21 million and $35 million in the three months and nine months ended September 30, 2018, respectively. Verso expects to make additional cash contributions of $8 million to the pension plans in the remainder of 2018.

9. EQUITY

Equity Awards

On February 22, 2018, Verso granted 0.2 million service based restricted stock units to its executives and certain senior managers. In addition, the compensation committee established performance criteria associated with 0.4 million restricted stock units that were awarded in 2017 for which the performance criteria had not been established at the award date. The compensation committee also granted 0.2 million additional performance restricted stock units on February 22, 2018. The performance awards vest at December 31, 2019 and 2020 based on a comparison of the compound annual growth rate (“CAGR”) of Verso’s stock price over a 3-year period to the CAGR of peer group companies. The vesting criteria of the performance awards meet the definition of a market condition for accounting purposes. The full grant date value of the performance awards will be recognized over the remaining vesting period provided that the employee is employed continuously to the vesting date. The number of shares which will ultimately vest at the vesting date ranges from 50% to 150% based on Verso stock performance relative to the peer group. The grant date for all performance awards was February 22, 2018, and the compensation expense associated with these awards was determined using the Monte Carlo valuation methodology. As of September 30, 2018, there was approximately $15 million of unrecognized compensation cost related to the 1.3 million non-vested restricted stock units, which is expected to be recognized over the weighted average period of 1.9 years.
Time-based Restricted Stock Units
Changes to non-vested time-based restricted stock units for the nine months ended September 30, 2018 were as follows:

	Restricted Stock	Weighted Average
	Units	Grant Date
Shares (in thousands)	Outstanding	Fair Value
Non-vested at December 31, 2017	583	$6.89
Granted	190	16.87
Vested	(106)	7.42
Forfeited	(3)	14.08
Non-vested at September 30, 2018	664	9.64

Performance-based Restricted Stock Units
Changes to non-vested performance-based restricted stock units for the nine months ended September 30, 2018 were as follows:

	Restricted Stock	Weighted Average
	Units	Grant Date
Shares (in thousands)	Outstanding	Fair Value
Non-vested at December 31, 2017	—	$—
Granted	640	22.25
Vested	—	—
Forfeited	(2)	18.22
Non-vested at September 30, 2018	638	22.26
Warrants

On July 15, 2016, warrants to purchase up to an aggregate of 1.8 million shares of Class A Common Stock were issued to holders of first-lien secured debt at an exercise price of $27.86 per share. As of September 30, 2018, no warrants have been exercised.

10.  RESTRUCTURING CHARGES

Corporate Restructuring — In November 2016, Verso announced the closure of its Memphis office headquarters and relocation of its Corporate headquarters to Miamisburg, Ohio. The following table details the charges incurred related to the Memphis office closure as included in Restructuring charges on the Unaudited Condensed Consolidated Statements of Operations:

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended	Cumulative
(Dollars in millions)	September 30, 2017	September 30, 2018	September 30, 2017	September 30, 2018	Incurred
Severance and benefit costs	$—	$—	$1	$—	$3
Write-off of purchase obligations	2	—	2	—	2
Other costs	—	—	1	—	1
Total restructuring costs	$2	$—	$4	$—	$6

The following table details the changes in the restructuring reserve liabilities related to the Memphis office headquarters closure which are included in Accrued liabilities on the Unaudited Condensed Consolidated Balance Sheets:

	Nine Months	Nine Months
	Ended	Ended
(Dollars in millions)	September 30, 2017	September 30, 2018
Beginning balance of reserve	$3	$2
Severance and benefit costs	1	—
Severance and benefit payments	(4)	—
Purchase obligations	2	—
Other costs	1	—
Payments on other costs	(1)	—
Ending balance of reserve	$2	$2
Androscoggin/Wickliffe Capacity Reductions — During 2015, Verso announced production capacity reductions at its Androscoggin Mill in Jay, Maine, and its Wickliffe Mill in Wickliffe, Kentucky. Together, these actions reduced Verso’s annual production capacity by approximately 430,000 tons of coated paper and approximately 130,000 tons of dried market pulp.

The following table details the charges incurred related primarily to the Androscoggin/Wickliffe capacity reductions as included in Restructuring charges on the Unaudited Condensed Consolidated Statements of Operations:

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended	Cumulative
(Dollars in millions)	September 30, 2017	September 30, 2018	September 30, 2017	September 30, 2018	Incurred
Severance and benefit costs	$—	$—	$—	$—	$5
Write-off of purchase obligations and commitments	—	—	1	—	3
Other costs	2	—	3	2	8
Total restructuring costs	$2	$—	$4	$2	$16
The following table details the changes in the restructuring reserve liabilities related to the Androscoggin/Wickliffe capacity reductions which are included in Accrued liabilities on the Unaudited Condensed Consolidated Balance Sheets:

	Nine Months	Nine Months
	Ended	Ended
(Dollars in millions)	September 30, 2017	September 30, 2018
Beginning balance of reserve	$6	$1
Severance and benefit payments	(5)	(1)
Purchase obligations	1	—
Payments on purchase obligations	(1)	—
Other costs	3	2
Payments on other costs	(3)	(2)
Ending balance of reserve	$1	$—

In connection with the temporary idling of the No. 3 paper machine at the Androscoggin Mill in the fourth quarter of 2016, Verso recognized $6 million of accelerated depreciation during the three months ended March 31, 2017, which is included in Depreciation and amortization on the Unaudited Condensed Consolidated Statement of Operations. In September 2018, the Wickliffe Mill was sold. See Note 5 for additional information related to the sale.

11. COMMITMENTS AND CONTINGENCIES

Represented Employees — Approximately 70% of Verso’s hourly workforce is represented by unions. All represented employees were covered by the Master Labor Agreement 2012–2016, dated as of December 21, 2012, covering wages and benefits; certain represented mills also had local agreements covering general work rules, until the expiration of the Master Labor Agreement in December 2016. The parties are engaged in collective bargaining at the Luke Mill, Escanaba Mill, Wisconsin Rapids Mill and Stevens Point Mill and continue to work under the terms and conditions of their expired agreements.

General Litigation — From time to time, Verso is involved in legal proceedings incidental to the conduct of the business. Management does not believe that any liability that may result from these proceedings will have a material, adverse effect on the Unaudited Condensed Consolidated Financial Statements.

Settlement Agreement — On March 20, 2018, Verso entered into a settlement agreement, or “the Settlement Agreement,” with Canadian producers of supercalendered paper, Port Hawkesbury Paper Limited Partnership and certain related entities, collectively, “Port Hawkesbury” and Irving Paper Limited, or “Irving”. In accordance with the terms of the Settlement Agreement, Verso filed with the U.S. Department of Commerce, or “Commerce,” a written request for a “no interest” changed circumstances review by Commerce of the final countervailing duty order, or the “CVD Order,” issued by Commerce on December 10, 2015, imposing tariffs on supercalendered paper imported into the United States from Canada since August 3, 2015; such request is referred to as the “Changed Circumstances Request”. Included in the Changed Circumstances Request, among other things, was a request that Commerce revoke the CVD Order retroactively to August 3, 2015, which, if granted, would result in refunds to Canadian producers of supercalendered paper of all countervailing duties collected on supercalendered paper imported into the United States from such producers under the CVD Order.

On July 5, 2018, Commerce granted the request and revoked the countervailing duties retroactively to August 3, 2015, the date the tariffs were originally imposed, which will result in a refund to Canadian producers of supercalendered paper of the countervailing duties previously collected on supercalendered paper imported into the United States from such producers. Pursuant to the Settlement Agreement, Irving and Port Hawkesbury agreed to pay Verso a percentage, totaling up to $42 million, of the duties refunded to such parties over time. During the three months ended September 30, 2018, $20 million in settlement payments were received by Verso and are included in Other (income) expense on the Unaudited Condensed Consolidated Statements of Operations. See Note 12 for additional information.

12. SUBSEQUENT EVENT

In October 2018, we received the remaining $22 million of payments in connection with the Settlement Agreement. See Note 11 for additional information.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are the leading North American producer of coated papers, which are used primarily in commercial print, magazines, catalogs, high-end advertising brochures and annual reports, among other media and marketing publications. We produce a wide range of products, ranging from coated freesheet and coated groundwood, to specialty papers, to inkjet and digital paper, supercalendered papers and uncoated freesheet. We also produce and sell both unbleached and bleached market kraft pulp, which is used to manufacture printing, writing and specialty paper grades, tissue, containerboard, bag and other products.

Headquartered in Miamisburg, Ohio, Verso operates seven mills located in Maine, Maryland, Michigan, Minnesota and Wisconsin with a total annual production capacity of approximately 2,870,000 tons of paper.

Upgrade/Restart Paper Machine at Androscoggin Mill

During the first quarter of 2018, we announced plans to upgrade the previously shuttered No. 3 paper machine and pulp line at our Androscoggin Mill in Jay, Maine, enabling this equipment to restart for the manufacture of packaging products. It began production in July 2018. This project created approximately 120 full-time jobs at the Androscoggin Mill and will increase annual paper production capacity by approximately 200,000 tons. The estimated total capital cost of the project is $19 million, $4 million of which is being reimbursed from the Maine Technology Asset Fund 2.0 challenge grant administered by the Maine Technology Institute. Funds from the grant become available as certain milestones in the project are met. As of September 30, 2018, all pertinent milestones have been met and as a result $4 million was recognized as a reduction of Property, plant and equipment. We received $1 million of the funds in July 2018 and an additional $1 million in October 2018. The remaining $2 million of the funds are scheduled to be received in January 2019. As of September 30, 2018, $3 million in funds outstanding are recorded in Accounts receivable. Capital expenditures incurred for the nine months ended September 30, 2018, include the $17 million in capital cost related to the upgrade of the No. 3 paper machine and pulp line.

Settlement Agreement

On March 20, 2018, we entered into a settlement agreement, or “the Settlement Agreement,” with Canadian producers of supercalendered paper, Port Hawkesbury Paper Limited Partnership and certain related entities, collectively, “Port Hawkesbury” and Irving Paper Limited, or “Irving”. In accordance with the terms of the Settlement Agreement, we filed with the U.S. Department of Commerce, or “Commerce,” a written request for a “no interest” changed circumstances review by Commerce of the final countervailing duty order, or the “CVD Order,” issued by Commerce on December 10, 2015, imposing tariffs on supercalendered paper imported into the United States from Canada since August 3, 2015. We refer to this request as the “Changed Circumstances Request”. We included in our Changed Circumstances Request, among other things, a request that Commerce revoke the CVD Order retroactively to August 3, 2015, which, if granted, would result in refunds to Canadian producers of supercalendered paper of all countervailing duties collected on supercalendered paper imported into the United States from such producers under the CVD Order.

On July 5, 2018, Commerce granted our request and revoked the countervailing duties retroactively to August 3, 2015, the date the tariffs were originally imposed, which will result in a refund to Canadian producers of supercalendered paper of the countervailing duties previously collected on supercalendered paper imported into the United States from such producers. Pursuant to the Settlement Agreement, Irving and Port Hawkesbury agreed to pay us a percentage, totaling up to $42 million, of the duties refunded to such parties over time. During the three months ended September 30, 2018, we received $20 million in settlement payments which are included in Other (income) expense on our Unaudited Condensed Consolidated Statements of Operations. Subsequent to September 30, 2018, we received the remaining $22 million of payments in connection with the Settlement Agreement.

Sale of Wickliffe Mill

On August 16, 2018, Verso Paper entered into a purchase agreement with Global Win Wickliffe LLC, pursuant to which Verso Paper agreed to sell one of Verso’s subsidiaries, Verso Wickliffe LLC (“Verso Wickliffe”) for a purchase price of $16 million in cash. Verso Wickliffe owned substantially all of the assets that comprised the Wickliffe Mill and related operations. We previously announced our decision to permanently close the Wickliffe Mill in April 2016. The sale closed on September 5, 2018, and resulted in a gain of $9 million, included in Other operating (income) loss on the Unaudited Condensed Consolidated Statements of Operations for the three months and nine months ended September 30, 2018.

Results of Operations

The following tables set forth the historical results of operations of Verso for the periods indicated below. The following discussion of our financial condition and results of operations should be read in conjunction with our Unaudited Condensed Consolidated Financial Statements and notes thereto included elsewhere in this quarterly report.

Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017

	Three Months	Three Months
	Ended	Ended	Three Month
(Dollars in millions)	September 30, 2017	September 30, 2018	$ Change
Net sales	$621	$704	$83
Costs and expenses:
Cost of products sold (exclusive of depreciation and amortization)	554	580	26
Depreciation and amortization	27	28	1
Selling, general and administrative expenses	24	25	1
Restructuring charges	4	—	(4)
Other operating (income) expense	—	(9)	(9)
Operating income (loss)	12	80	68
Interest expense	10	15	5
Other (income) expense	(2)	(21)	(19)
Income (loss) before income taxes	4	86	82
Income tax expense	—	—	—
Net income (loss)	$4	$86	$82

Net sales. Net sales for the three months ended September 30, 2018 increased by $83 million, or 13%, compared to the three months ended September 30, 2017. Average price increased from $830 per ton during the three months ended September 30, 2017 to $934 per ton for the same period of the current year, resulting in a $78 million increase in revenue based on a weighted average price across all product lines. The increase in average price is primarily attributable to improved product mix including increased specialty sales, driven by continued economic growth and evolution of e-commerce markets, and price increases across all product lines. Specialty paper price increases are being driven by inflationary costs and higher pulp prices. Volume was up from 748 thousand tons during the three months ended September 30, 2017, to 754 thousand tons during the same period of the current year, resulting in $5 million of increased revenue based on a weighted average price across all product lines. Volume improvement was driven primarily by the increased sales of our specialty products, partially offset by a reduction in external pulp sales due to internal needs.

Cost of sales.  Cost of products sold, excluding depreciation and amortization expenses, increased $26 million, or 5%, in the three months ended September 30, 2018, compared to the three months ended September 30, 2017. Our gross margin, excluding depreciation and amortization expenses, was 17.6% for the three months ended September 30, 2018, compared to 10.8% for the three months ended September 30, 2017, reflecting an incremental increase of $57 million in gross margin. Gross margin for the three months ended September 30, 2018 was impacted favorably by higher average pricing and improved product mix, reduced downtime, lower major maintenance costs and reduction of pension costs, partially offset by reliability issues at our Luke Mill, increased freight expense and inflation of chemical, energy and fiber costs.

Selling, general and administrative expenses. Selling, general and administrative expenses for the three months ended September 30, 2018 increased $1 million compared to the same period of the prior year primarily attributable to costs incurred during the three months ended September 30, 2018 associated with an increase in cash incentive expense and non-cash equity award expense, partially offset by cost reduction initiatives implemented across the Company. As a percentage of sales, Selling, general and administrative expenses were 3.6% for the three months ended September 30, 2018 and 3.9% for the three months ended September 30, 2017.

Other operating (income) expense. Other operating (income) expense for the three months ended September 30, 2018 includes a $9 million gain on the sale of our Wickliffe Mill.

Interest expense. Interest expense for the three months ended September 30, 2018 increased $5 million, or 50%, from the three months ended September 30, 2017. Interest expense for the three months ended September 30, 2018 and September 30, 2017 includes $11 million and $1 million, respectively, in accelerated amortization of debt issuance cost and discount associated with the voluntary principal prepayments on our Term Loan Facility. This increase in interest expense was partially offset by the reduction in amounts outstanding under the Term Loan Facility.

Other (income) expense.  Other (income) expense for the three months ended September 30, 2018 includes $20 million of income related to the Settlement Agreement, partially offset by $1 million in prepayment premium expense on the Term Loan Facility. Additionally, the three months ended September 30, 2018 and September 30, 2017 includes income of $3 million and $2 million, respectively, associated with the non-operating components of net periodic pension cost (income) in connection with the adoption of ASU 2017-07 (see Note 2 to our Unaudited Condensed Consolidated Financial Statements included elsewhere in this report).

Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017

	Nine Months	Nine Months
	Ended	Ended	Nine Month
(Dollars in millions)	September 30, 2017	September 30, 2018	$ Change
Net sales	$1,822	$1,987	$165
Costs and expenses:
Cost of products sold (exclusive of depreciation and amortization)	1,690	1,742	52
Depreciation and amortization	87	83	(4)
Selling, general and administrative expenses	81	78	(3)
Restructuring charges	8	2	(6)
Other operating (income) expense	—	(7)	(7)
Operating income (loss)	(44)	89	133
Interest expense	29	32	3
Other (income) expense	(7)	(28)	(21)
Income (loss) before income taxes	(66)	85	151
Income tax expense	—	—	—
Net income (loss)	$(66)	$85	$151

Net sales. Net sales for the nine months ended September 30, 2018, increased by $165 million, or 9%, compared to the nine months ended September 30, 2017. Average price increased from $824 per ton during the nine months ended September 30, 2017 to $911 per ton for the same period of the current year, resulting in a $188 million increase in revenue based on a weighted average price across all product lines. The increase in average price is primarily attributable to improved product mix including increased specialty sales and price increases across all product lines. Volume was down from 2,210 thousand tons during the nine months ended September 30, 2017, to 2,182 thousand tons during the same period of the current year, resulting in $23 million of reduced revenue based on a weighted average price across all product lines. Volume decline was driven primarily by declining graphic paper sales and a reduction in external pulp sales due to internal needs, partially offset by increased sales of our specialty products.

Cost of sales.  Cost of products sold, excluding depreciation and amortization expenses, increased $52 million, or 3%, in the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017. Our gross margin, excluding depreciation and amortization expenses, was 12.3% for the nine months ended September 30, 2018, compared to 7.2% for the nine months ended September 30, 2017, reflecting an incremental increase of $113 million in gross margin. Gross margin for the nine months ended September 30, 2018 was impacted favorably by average pricing and improved product mix, reduced downtime and reduction of pension costs, partially offset by higher planned major maintenance costs, operational performance issues, increased freight expense and inflation of chemical, energy and fiber costs.

Depreciation and amortization. Depreciation and amortization expenses for the nine months ended September 30, 2018 decreased $4 million from the nine months ended September 30, 2017. The reduction in depreciation and amortization is attributable to the capacity reductions at our Androscoggin Mill, in which $6 million of accelerated depreciation was recognized in the first quarter of 2017 in connection with the temporary idling of the No. 3 paper machine.

Selling, general and administrative expenses.  Selling, general and administrative expenses for the nine months ended September 30, 2018 decreased $3 million, or 4%, compared to the same period of the prior year, primarily attributable to cost reduction initiatives implemented across the Company, partially offset by higher costs associated with the strategic alternatives initiative and non-cash equity award expense. As a percentage of sales, Selling, general and administrative expenses were 3.9% for the nine months ended September 30, 2018 and 4.4% for the nine months ended September 30, 2017.

Other operating (income) expense. Other operating (income) expense for the nine months ended September 30, 2018 includes a $9 million gain on the sale of the Wickliffe Mill, partially offset by fees associated with our prior Chapter 11 cases.

Interest expense.  Interest expense for the nine months ended September 30, 2018 increased $3 million, or 10%, compared to the nine months ended September 30, 2017. Interest expense for the nine months ended September 30, 2018 and September 30, 2017 includes $15 million and $1 million, respectively, in accelerated amortization of debt issuance cost and discount associated with the voluntary principal prepayments and excess cash flow payments on our Term Loan Facility. This increase in interest expense was partially offset by the reduction in amounts outstanding under the Term Loan Facility.

Other (income) expense.  Other (income) expense for the nine months ended September 30, 2018 includes $20 million of income related to the Settlement Agreement, partially offset by $1 million in prepayment premium expense on the Term Loan Facility. Additionally, the nine months ended September 30, 2018 and September 30, 2017 include income of $9 million and $7 million, respectively, associated with the non-operating components of net periodic pension cost (income) in connection with the adoption of ASU 2017-07 (see Note 2 to our Unaudited Condensed Consolidated Financial Statements included elsewhere in this report).

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

The following table reconciles net income (loss) to EBITDA and Adjusted EBITDA for the periods presented:

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
(Dollars in millions)	September 30, 2017	September 30, 2018	September 30, 2017	September 30, 2018
Net income (loss)	$4	$86	$(66)	$85
Income tax expense	—	—	—	—
Interest expense	10	15	29	32
Depreciation and amortization	27	28	87	83
EBITDA	$41	$129	$50	$200
Adjustments to EBITDA:
Restructuring charges (1)	4	—	8	2
Non-cash equity award compensation (2)	—	2	1	6
Androscoggin PM No. 3 startup costs (3)	—	3	—	10
Countervailing duty settlement (4)	—	(20)	—	(20)
(Gain) loss on sale or disposal of assets (5)	—	(8)	1	(8)
Post-reorganization (6)	1	1	1	3
Strategic initiatives (7)	—	—	—	5
Other severance costs (8)	—	—	5	—
Other items, net (9)	1	1	3	2
Adjusted EBITDA	$47	$108	$69	$200
(1) Charges are primarily associated with the closure and relocation of the Memphis office headquarters and closure of the Wickliffe Mill.
(2) Amortization of non-cash incentive compensation.
(3) Costs incurred in connection with the upgrade of previously shuttered No. 3 paper machine and pulp line at the Androscoggin Mill.
(4) Countervailing duty settlement gains pursuant to the Settlement Agreement.
(5) Realized (gain) loss on the sale or disposal of assets, including a $9 million gain on the sale of the Wickliffe Mill in September 2018.
(6) Fees associated with our prior Chapter 11 cases.
(7) Professional fees and other charges associated with the strategic alternatives initiative.
(8) Severance and related benefit costs not associated with restructuring activities.
(9) Costs incurred in 2017 in connection with the re-engineering of information systems, costs in 2017 associated with the temporary idling of the No. 3 paper machine at the Androscoggin Mill and other miscellaneous non-recurring adjustments in 2017 and 2018.

Liquidity and Capital Resources

During the three months ended September 30, 2018, we received $20 million in settlement payments related to the Settlement Agreement and subsequent to September 30, 2018, we received the remaining $22 million of payments in connection with the Settlement Agreement.

As of September 30, 2018, the outstanding balance of the ABL Facility was $110 million, with $38 million in letters of credit issued, and $201 million available for future borrowings.

During the nine months ended September 30, 2018, we made scheduled principal payments totaling $9 million on the Term Loan Facility. As a result of the excess cash flow requirement in our Term Loan Facility, we were obligated to fund additional principal payments during the nine months ended September 30, 2018 of $21 million. We also elected to make additional voluntary principal prepayments totaling $116 million during the nine months ended September 30, 2018 from available liquidity, including amounts borrowed under our ABL Facility which resulted in the full pay off of the Term Loan Facility on September 10, 2018.

During the nine months ended September 30, 2017, we made scheduled principal payments totaling $13 million on the Term Loan Facility. As a result of the excess cash flow requirement in our Term Loan Facility, we were obligated to fund additional principal payments during the nine months ended September 30, 2017 of $7 million. We also elected to make additional voluntary principal prepayments totaling $20 million during the nine months ended September 30, 2017 from available liquidity, including amounts borrowed under our ABL Facility.

Our cash flows from operating, investing and financing activities, as reflected on the Unaudited Condensed Consolidated Statements of Cash Flows, are summarized in the following table:

	Nine Months	Nine Months
	Ended	Ended
(Dollars in millions)	September 30, 2017	September 30, 2018
Net cash provided by (used in):
Operating activities	$64	$146
Investing activities	(29)	(43)
Financing activities	(35)	(103)
Change in Cash and cash equivalents and restricted cash	$—	$—

Operating activities.  In the first nine months of 2018, net cash provided by operating activities of $146 million primarily reflects net income of $85 million, non-cash depreciation and amortization of $83 million and amortization of debt issuance cost and discount of $19 million, partially offset by pension plan contributions of $35 million and gain on sale or disposal of assets of $8 million. In the first nine months of 2017, net cash provided by operating activities of $64 million primarily reflects a net loss of $66 million, partially offset by cash provided from working capital of $55 million, primarily attributable to an increase in accounts payable and reductions in inventory levels, and non-cash depreciation and amortization of $87 million.

Investing activities. In the first nine months of 2018, net cash used in investing activities of $43 million consisted of $61 million of capital expenditures, $17 million of which related to the upgrade of the previously shuttered No. 3 paper machine and pulp line at our Androscoggin Mill in Jay, Maine, partially offset by $17 million of proceeds from the sale of assets, including the sale of our Wickliffe Mill. In the first nine months of 2017, net cash used in investing activities consisted of $29 million of capital expenditures.

Financing activities. In the first nine months of 2018, net cash used in financing activities of $103 million primarily reflects $146 million of payments on the Term Loan Facility, partially offset by $44 million of net borrowings on our ABL Facility. In the first nine months of 2017, net cash used in financing activities of $35 million, resulted primarily from $40 million of repayments related to our Term Loan Facility partially offset by net borrowings of $5 million on our ABL Facility.

Credit Facilities
On July 15, 2016, VPH entered into a $375 million ABL Facility and a Term Loan Facility that provided for term loan commitments of $220 million with loan proceeds of $198 million after the deduction of the original issue discount of $22 million. On September 10, 2018, we paid off in full the Term Loan Facility. The amount of borrowings and letters of credit available to Verso pursuant to the ABL Facility is limited to the lesser of $375 million or an amount determined pursuant to a borrowing base ($349 million as of September 30, 2018). As of September 30, 2018, the outstanding balance of the ABL Facility was $110 million, with $38 million issued in letters of credit and $201 million available for future borrowings, and the weighted-average interest rate on outstanding borrowings was 4.11%.

As of September 30, 2018, we were in compliance with the covenants in our ABL Facility.

We believe our current cash, cash equivalents and cash generated from operations as well as our ABL Facility will be sufficient to meet our working capital, debt and capital expenditure needs for at least the next twelve months.

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

Recent Accounting Pronouncements

See Note 2, “Recent Accounting Pronouncements” in the Notes to our Unaudited Condensed Consolidated Financial Statements included elsewhere in this report.

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

We reach our end-users through several channels, including printers, brokers, paper merchants and direct sales to end-users. We sell and market our products to approximately 300 customers. During the nine months ended September 30, 2018, our largest customer, Veritiv Corporation, accounted for approximately 20% of our total net sales.

Interest Rates

Our ABL Facility bears interest at a variable rate based on LIBOR or a customary base rate, in each case plus an applicable margin. Assuming the principal amount outstanding under the ABL Facility remains unchanged, a 100-basis point increase in quoted interest rates on our outstanding floating-rate debt as of September 30, 2018, would cause an estimated increase in interest expense of approximately $1 million per year. While we may enter into agreements limiting our exposure to higher interest rates, any such agreements may not offer complete protection from this risk.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2018. Based upon this evaluation, and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2018.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended September 30, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In July 2018, we repurchased 7,404 shares of Verso common stock at an average price of $21.18 per share to meet participants’ tax withholding obligations on restricted stock units that vested during the quarter.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.   MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.   OTHER INFORMATION

Not applicable.

ITEM 6.   EXHIBITS

The following exhibits are included with this report:

Exhibit Number	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation of Verso Corporation.(1)

3.2	Amended and Restated Bylaws of Verso Corporation.(2)

4.1	Form of specimen Class A Common Stock certificate.(3)

4.2	Form of specimen Warrant certificate.(4)

31.1	Certification of Principal Executive Officer of Verso Corporation pursuant to Rule 13a-14(a) under Securities Exchange Act of 1934.

31.2	Certification of Principal Financial Officer of Verso Corporation pursuant to Rule 13a-14(a) under Securities Exchange Act of 1934.

32.1
Certification of Principal Executive Officer of Verso Corporation pursuant to Rule 13a-14(b) under Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code.(5)

32.2
Certification of Principal Financial Officer of Verso Corporation pursuant to Rule 13a-14(b) under Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code.(5)

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

______________________

(1)	Incorporated herein by reference to Exhibit 3.1 to Verso Corporation’s Registration Statement on Form 8-A filed with the SEC on July 15, 2016.

(2)	Incorporated herein by reference to Exhibit 3.2 to Verso Corporation’s Registration Statement on Form 8-A filed with the SEC on July 15, 2016.

(3)	Incorporated herein by reference to Exhibit 4.1 to Verso Corporation’s Current Report on Form 8‑K filed with the SEC on July 19, 2016.

(4)	Incorporated herein by reference to Exhibit 10.4 to Verso Corporation’s Current Report on Form 8‑K filed with the SEC on July 19, 2016.

(5)	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 7, 2018
VERSO CORPORATION

	By:	/s/ B. Christopher DiSantis
B. Christopher DiSantis President, Chief Executive Officer and Director (Principal Executive Officer)

By:	/s/ Allen J. Campbell
Allen J. Campbell Senior Vice President and Chief Financial Officer (Principal Financial Officer)