Form 10-K
period 2018-12-31
Verso Corp
filed 2019-03-01
CIK 1421182

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☑ Yes ☐ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☑ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☑ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No

As of June 30, 2018, the aggregate market value of the voting and non-voting common equity of Verso Corporation held by non-affiliates, computed by reference to the price at which the common equity was last sold on the last business day of the most recently completed second fiscal quarter, was $748,023,544. For purposes of this calculation, only those shares held by directors, executive officers and holders of 10% or more of the voting securities of Verso Corporation have been excluded as held by affiliates. Such exclusion should not be deemed a determination or an admission by Verso Corporation or any such person that such individuals or entities are or were, in fact, affiliates of Verso Corporation.

As of February 15, 2019, Verso Corporation had 34,484,093 shares of Class A common stock, par value $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

The information required by Part III is incorporated by reference from portions of the definitive proxy statement of Verso Corporation to be filed within 120 days after December 31, 2018, pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with the 2019 annual meeting of stockholders of Verso Corporation.

Verso Corporation
Form 10-K
December 31, 2018

Forward-Looking Statements

In this annual report, all statements that are not purely historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or “Securities Act,” and Section 21E of the Securities Exchange Act of 1934, as amended, or “Exchange Act.” Forward-looking statements may be identified by the words “believe,” “expect,” “anticipate,” “project,” “plan,” “estimate,” “intend” and other similar expressions. They include, for example, statements relating to our business and operating outlook; assessment of market conditions; and the growth potential of the industry in which we operate. Forward-looking statements are based on currently available business, economic, financial and other information and reflect management’s current beliefs, expectations and views with respect to future developments and their potential effects on us. Actual results could vary materially depending on risks and uncertainties that may affect us and our business. The following factors, among others, could cause actual results to differ from those set forth in the forward-looking statements: the long-term structural decline and general softening of demand facing the paper industry; developments in alternative media, which are expected to adversely affect the demand for some of our key products, and the effectiveness of our responses to these developments; intense competition in the paper manufacturing industry; our dependence on a small number of customers for a significant portion of our business; any additional closure and other restructuring costs; our limited ability to control the pricing of our products or pass through increases in our costs to our customers; changes in the costs of raw materials and purchased energy; negative publicity, even if unjustified; any failure to comply with environmental or other laws or regulations, even if inadvertent; legal proceedings or disputes; any labor disputes; and the potential risks and uncertainties described in Part I, Item 1A, “Risk Factors,” as such disclosures may be amended, supplemented or superseded from time to time by other reports we file with the Securities and Exchange Commission, or “SEC,” including subsequent annual reports on Form 10-K and quarterly reports on Form 10-Q. We assume no obligation to update any forward-looking statement made in this annual report to reflect subsequent events or circumstances or actual outcomes.

Market and Industry Information

Market data and other statistical information used throughout this annual report are based on independent industry publications, government publications, reports by market research firms, or other published independent sources. Some data is also based on our good-faith estimates which are derived from our review of internal surveys, as well as the independent sources listed above. Although we believe these sources are reliable, we have not independently verified the information. Industry prices for coated papers provided in this annual report are, unless otherwise expressly noted, derived from RISI, Inc. data. “North American” data included in this annual report that has been derived from RISI, Inc. only includes data from the United States and Canada. Any reference to (a) grade No. 3, grade No. 4 and grade No. 5 coated paper relates to 60 lb. basis weight, 50 lb. basis weight and 34 lb. basis weight, respectively, (b) lightweight coated groundwood paper refers to groundwood paper grades that are a 36 lb. basis weight or less, and (c) ultra-lightweight coated groundwood paper refers to groundwood paper grades that are a 30 lb. basis weight or less. The RISI, Inc. data included in this annual report has been derived from the following RISI, Inc. publications: RISI World Graphic Paper Forecast, January 2019 and RISI Paper Trader: A Monthly Monitor of the North American Graphic Paper Market, December 2018.

PART I

Item 1.  Business

In this report, the term “Verso,” “the Company,” “we,” “us,” and “our” refer to Verso Corporation, which is the ultimate parent entity and the issuer of Class A common stock listed on the New York Stock Exchange. In December 2016, Verso Corporation completed a consolidation and reorganization of its subsidiaries, or the “Internal Reorganization.” For more information on the Internal Reorganization, see below under “History”. After the Internal Reorganization, Verso is the sole member of Verso Holding LLC, which is the sole member of Verso Paper Holding LLC. As used in this report, the term “Verso Holding” refers to Verso Holding LLC, and the term “Verso Paper” refers to Verso Paper Holding LLC. Prior to the Internal Reorganization, Verso was the sole member of Verso Paper Finance Holdings One LLC, which was the sole member of Verso Paper Finance Holdings LLC, which was the sole member of Verso Paper Holdings LLC. The term “VPH” refers to Verso Paper Holdings LLC. As a result of the International Reorganization, VPH no longer exists.
Overview

We are the leading North American producer of coated papers, which are used primarily in commercial print, magazines, catalogs, high-end advertising brochures and annual reports, among other media and marketing publications. We produce a wide range of products, ranging from coated freesheet and coated groundwood, to specialty papers, packaging papers, inkjet and digital papers, supercalendered papers and uncoated freesheet. We also produce and sell bleached and unbleached market kraft pulp, which is used to manufacture printing and writing paper grades and tissue products.

We operate fourteen paper machines at seven mills located in Maine, Maryland, Michigan, Minnesota and Wisconsin, as of December 31, 2018. The mills have an aggregate annual production capacity of approximately 3,080,000 tons of paper. In February 2018, we announced plans to upgrade the shuttered No. 3 paper machine at our Androscoggin Mill in Jay, Maine, enabling this equipment to restart for the manufacture of packaging papers. This paper machine was previously idled beginning in January 2017 and shut down in July 2017. The upgrade was completed in the third quarter of 2018 and the No. 3 paper machine increased the aggregate annual paper production capacity by approximately 200,000 tons.

We sell and market our products to approximately 300 customers which comprise approximately 1,600 end-user accounts. We have long-standing relationships with many leading magazine and catalog publishers, commercial printers, specialty retail merchandisers and paper merchants. Our relationships with many of our large customers average more than 20 years. We reach our end-users through several distribution channels, including direct sales, commercial printers, paper merchants and brokers.

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

On January 26, 2016, or the “Petition Date,” Verso and substantially all of its direct and indirect subsidiaries, or the “Debtors,” filed voluntary petitions for relief under Chapter 11 of Title 11 of the United States Code in the United States Bankruptcy Court for the District of Delaware, or the “Bankruptcy Code,” in the United States Bankruptcy Court for the District of Delaware, or the “Bankruptcy Court.” On June 23, 2016, the Bankruptcy Court entered an order confirming the Debtors’ First Modified Third Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code dated as of June 20, 2016, or the “Plan.” On July 15, 2016, or the “Effective Date,” the Plan became effective pursuant to its terms and the Debtors emerged from their Chapter 11 cases, or the “Chapter 11 Cases”. As a result of the Plan, among other things, all of our common stock issued and outstanding immediately prior to the Effective Date was cancelled and our creditors existing immediately prior to the Effective Date received all of our newly issued common stock in exchange for the cancellation of all of our pre-petition indebtedness.

In accordance with the provisions of Financial Accounting Standards Board, or “FASB,” Accounting Standards Codification, or “ASC” 852, Reorganizations, the Debtors adopted fresh start accounting upon emergence from the Chapter 11 Cases and became a new entity for financial reporting purposes as of July 15, 2016. Accordingly, the Consolidated Financial Statements for the reporting entity subsequent to emergence from the Chapter 11 Cases, or the “Successor,” are not comparable to the

Consolidated Financial Statements for the reporting entity prior to emergence from the Chapter 11 Cases, or the “Predecessor.” For more information on the Chapter 11 Cases, including a detail of liabilities subject to compromise and reorganization items, net, see Note 20 to our Consolidated Financial Statements included elsewhere in this report.

In December 2016, Verso Corporation completed a consolidation and reorganization of its subsidiaries. The Internal Reorganization involved several separate, but related, actions consisting of mergers between subsidiaries to reduce their numbers, the conversion of corporate subsidiaries to limited liability companies, the re-domestication of subsidiaries under Delaware law to provide for a uniform and enlightened regulatory framework, the formation of new holding companies to create separate “branches” for Verso’s paper-making and energy operations, and name changes of subsidiaries to more appropriately reflect the nature of their assets and operations. Management believes that the Internal Reorganization has afforded greater efficiency and reduced costs in the administration of our subsidiaries.

Verso Corporation was incorporated in 2006 in the state of Delaware. Our principal executive offices are located at 8540 Gander Creek Drive, Miamisburg, Ohio 45342. Our telephone number is (877) 855-7243. Our website address is www.versoco.com. Information on or accessible through our website is not considered part of this annual report.

Industry

Based on total industry 2018 sales and other market research, we estimate the size of the global coated paper industry to be approximately $36 billion, or 38 million tons of coated paper shipments, including approximately $5 billion, or 6 million tons, of coated paper shipments, in North America. Coated paper is used primarily in media and marketing applications, including catalogs, magazines and commercial printing applications, which include high-end advertising brochures, annual reports and direct mail advertising. Demand is generally driven by North American advertising and print media trends, which in turn have historically been correlated with growth in Gross Domestic Product, or “GDP.” The coated paper industry has been facing a decline in demand driven primarily by the growth in digital media. See “Item 1A. Risk Factors - Risks Relating to Our Business - The paper industry has been facing a long-term structural decline and our profitability has been adversely impacted by such decline.”

In North America, coated papers are classified by brightness and fall into five grades, labeled No. 1 to No. 5, with No. 1 having the highest brightness level and No. 5 having the lowest brightness level. Papers graded No. 1, No. 2 and No. 3 are typically coated freesheet grades. No. 4 and No. 5 papers are predominantly grades containing groundwood. Coated groundwood grades are the preferred grades for catalogs and magazines, while coated freesheet is more commonly used in commercial print applications.

Within the paper industry, specialty papers are products which are given unique characteristics in their manufacture, converting or processing and that have properties suitable for special purposes or custom engineered applications. Specialty papers have unique functional properties and are usually produced in relatively small quantities for a specific product, function or end-use requirement. Commercial and development activities rely largely on defining the unique characteristics of an application, in contrast with other substrates. We have focused on label and converting, flexible packaging and technical paper applications within the specialty papers market. Based on our market research, we estimate the annual demand for specialty papers in all markets to be between 11 million and 14 million tons globally.

Products

We manufacture paper and board products that serve the graphic papers, specialty papers and packaging papers markets. In addition, we manufacture pulp for both internal use and external sales.

Graphic papers. We produce a comprehensive portfolio of graphic paper products for various applications across our customer base. The graphic papers market includes coated freesheet, uncoated freesheet, coated groundwood and supercalendered papers. Freesheet papers are made from bleached kraft pulp, which is produced using a chemical process to break apart wood fibers and dissolve impurities such as lignin. The use of bleached kraft pulp results in a bright, smooth paper with excellent print qualities. Coated freesheet papers contain primarily kraft pulp with less than 10% mechanical pulp in its composition, and is therefore well-suited for high-end commercial applications, premium magazines, catalogs and direct mail. Groundwood papers include a fiber component produced through a mechanical pulping process. The use of such fiber results in a bulkier and more opaque paper that is better suited for applications where lighter weights and/or higher stiffness are required. In addition to mechanical pulp, groundwood papers typically include a kraft pulp component to improve brightness and print quality. Groundwood papers are coated (coated groundwood) for higher quality applications such as catalogs and magazines, or may contain a high percentage of filler content and are calendared (supercalendered) for higher volume applications such as retail inserts. Graphic papers revenues have been declining primarily due to the focus on digital media as opposed to traditional print advertising. Revenues from our graphic papers sales represented 65%, 62% and 62% of our total annual net sales for 2016, 2017 and 2018, respectively.

Specialty papers. We offer customized product solutions for strategic accounts by producing paper grades with customer-specified weight, brightness and pulp mix characteristics, providing customers with cost benefits and/or brand differentiation. Our specialty papers portfolio, which includes a wide range of bleached and natural specialty papers, focuses on functionality, printability and innovative solutions to provide over 200 specialty paper grades for use in an array of applications including label and converting, flexible packing and technical papers. End-uses range from beverage container labels to oil and grease resistant food packaging to pressure sensitive labels and thermal printing papers. Revenues from our specialty papers sales have increased as we continue to focus on new product development and productivity improvements to lessen our overall exposure to the declines in demand in the graphic papers market. Revenues from our specialty papers sales represented 29%, 30% and 31% of our total annual net sales for 2016, 2017 and 2018, respectively.

Packaging papers. Our packaging papers offerings include coated bleached board, kraft linerboard (also referred to as containerboard) and other kraft products. Packaging papers are a strategic growth area for Verso as we transform our total company grade mix to lessen our dependency on graphic printing and writing papers, which have been experiencing a prolonged decline in demand. Coated bleached board is manufactured similar to coated freesheet papers utilizing at least 90% bleached kraft pulp and is typically greater than one-hundredth of an inch in thickness while delivering functionality and convertibility. This product is used in applications such as packaging for point-of-purchase items or as laminated paperboard for box packaging where brand differentiation is desired. Containerboard, commonly called linerboard (outer) and medium (inner), is manufactured utilizing unbleached kraft pulp and is used principally as the outer and inner layers of corrugated boxes. Kraft paper is manufactured with both bleached and unbleached kraft pulp and has a wide variety of end uses, the most recognizable of which include grocery sacks, shopping bags and fast food bags. Revenues from our packaging papers sales represented 2%, 2% and 2% of our total annual net sales for 2016, 2017 and 2018, respectively.

Pulp. We produce and sell Northern Bleached Hardwood Kraft, or “NBHK” pulp. NBHK pulp is produced through the chemical kraft process using hardwoods. Hardwoods typically have shorter length fibers than softwoods and are used in a variety of end-use applications. NBHK describes pulp produced using a chemical process, whereby hardwood chips are combined with chemicals and steam to separate the wood fibers. The fibers are then washed and pressure screened to remove the chemicals and lignin which originally held the fibers together. Finally, the pulp is bleached to the necessary whiteness and brightness. NBHK pulp is used in applications where a brighter and whiter fiber based product is required. We can also offer Northern Bleached Softwood Kraft pulp, de-inked recycled pulp and unbleached virgin kraft pulp to help meet specific customer requirements. Revenues from our pulp sales represented 4%, 6% and 5% of our total annual net sales for 2016, 2017 and 2018, respectively.

Manufacturing

As of December 31, 2018, we operate fourteen paper machines at seven mills located in Maine, Maryland, Michigan, Minnesota and Wisconsin. We believe our graphic, packaging and specialty papers mills are among the most efficient and lowest cost paper mills in North America based on the cash cost of delivery to Chicago, Illinois. We attribute our manufacturing efficiency, in part, to investments made in our mills, our R-GAP manufacturing benchmarking and our cost improvement program. As of December 31, 2018, our mills have a combined annual production capacity of 3,080,000 tons of paper, including graphic, packaging and specialty papers. Our facilities are strategically located within close proximity to major publication printing customers, which affords us the ability to deliver our products more quickly and cost-effectively.

The following table provides key information about our mills and operating paper machines’ capacity as of December 31, 2018:

Mill/Location	Product/Paper Grades	Paper Machines	Annual Production Capacity (in tons)
Duluth, Minnesota	Supercalendered papers	1	270,000
Escanaba, Michigan	Coated, specialty and uncoated papers	3	730,000
Jay (Androscoggin), Maine	Specialty and packaging papers	3(1)	450,000
Luke, Maryland	Coated papers	2	450,000
Quinnesec, Michigan	Coated papers	1	430,000
Stevens Point, Wisconsin	Specialty papers	2	210,000
Wisconsin Rapids, Wisconsin	Coated and packaging papers	2	540,000

(1)
In February 2018, we announced a plan to upgrade and restart the No. 3 paper machine at our Androscoggin Mill in Jay, Maine. The upgrade was completed in the third quarter of 2018 and increased the aggregate annual paper production capacity by approximately 200,000 tons.

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

We utilize a manufacturing excellence program, called R-GAP, to take advantage of the financial opportunities that exist between the current or historical performance of our mills and the best performance possible given usual and normal constraints (i.e., configuration, geographical and capital constraints). Our continuous improvement process is designed to lower our cost position and enhance operating efficiency through reduced consumption of energy and material inputs, reduced spending on indirect costs and improved productivity, product quality and safety. The program utilizes benchmarking data to identify improvement initiatives and establish performance targets. Detailed action plans are used to monitor the execution of these initiatives and calculate the amount saved. We also use multi-variable testing, lean manufacturing, center of excellence teams, source-of-loss initiatives and best practice sharing to constantly improve our manufacturing processes and products. Since 2001, the Quinnesec Mill has been recognized in the Michigan Occupational Safety and Health Administration’s Voluntary Protection Program as a Star facility. The Michigan Voluntary Protection Program Star award is the state’s highest recognition for workplace safety programs and performance. In 2018, our Duluth Mill had no reportable safety incidents. Each year we develop and implement new efforts to continue our safety improvement and also share our successes through the mentoring aspects of this important program.

Raw Materials and Suppliers

Our key cost inputs in the papermaking process are wood fiber, chemicals and energy.

Wood Fiber. We source our wood fiber from a broad group of timberland and sawmill owners located in the regions around our mills. Our cost to purchase wood is affected directly by market price of wood in our regional markets and indirectly by the effect of higher fuel cost of logging and transportation of timber to our facilities. While we have in place fiber supply agreements that ensure delivery of a substantial portion of our wood requirements, purchases under these agreements are typically at market rates.

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

Energy. We produce a significant portion of our energy needs for our paper mills from sources such as waste wood, waste water, hydroelectric facilities, liquid biomass from our pulping process and internal energy cogeneration facilities. Our external energy purchases vary across each of our mills and include fuel oil, natural gas, coal and electricity. Our overall energy expenditures are mitigated by our internal energy production capacity and ability to switch between certain energy sources. The use of derivative contracts is also a consideration as part of our risk management strategy to manage our exposure to market fluctuations in energy prices.

Sales, Marketing and Distribution

We reach our end-users through several channels, including merchants, brokers, printers and direct sales to end-users. We sell our products to approximately 300 customers which comprise approximately 1,600 end-user accounts.

Sales to End-Users. In 2018, we sold 35% of our paper products directly to end-users, most of which are specialty converters and catalog and magazine publishers. These customers are typically large, sophisticated buyers who have the scale, resources and expertise to procure paper directly from manufacturers. We also focus on containerboard converters and general commercial print end users. Customers for our pulp products are mostly other paper manufacturers.

Sales to Brokers and Merchants. Our largest indirect paper sales by volume are through brokers and merchants who resell the paper to end-users. In 2018, our sales to brokers and merchants represented 45% of our net sales. Brokers typically act as an intermediary between paper manufacturers and smaller end-users who do not have the scale or resources to cost effectively procure paper directly from manufacturers. The majority of the paper sold to brokers is resold to catalog publishers. We work closely with brokers to achieve share targets in the catalog, magazine and insert end-user markets through collaborative selling.

Merchants are similar to brokers in that they act as an intermediary between the manufacturer and the end-user. However, merchants generally take physical delivery of the product and keep inventory on hand. Merchants tend to deal with smaller end-users that lack the scale to warrant direct delivery from the manufacturer. Coated freesheet comprises the majority of our sales to merchants. In most cases, because they are relatively small, the ultimate end-users of paper sold through merchants are generally regional or local commercial printers. Containerboard is also sold primarily through merchants to converters (box plants and sheet feeder plants).

Sales to Printers. In 2018, our sales to printers represented 20% of our net sales. The majority of these sales were to the two largest publication printers in the United States. Printers also effectively act as an intermediary between manufacturers and end-users in that they directly source paper for printing/converting and then resell it to their customers as a finished product.

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

Customers

We participate in the graphic papers, specialty papers, packaging papers and pulp markets and have developed long-standing relationships with many premier customers in these areas. Our relationships with our ten largest customers average more than 20 years. Our largest customer, Veritiv Corporation, accounted for 19% of our net sales in 2018. In 2018, our ten largest customers (including Veritiv Corporation) accounted for 62% of our net sales. Our key customers in the graphic papers market include Central National-Gottesman, Quad/Graphics, Inc., Meredith/Time, Veritiv Corporation and Midland Paper. Our key customers in the specialty papers market include Avery Dennison, UPM Raflatac and Mactac.

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

Competition

Our business is highly competitive. A significant number of North American competitors produce coated papers, specialty papers, packaging papers and pulp, and several overseas manufacturers, principally from Europe, export to North America. We compete based on a number of factors, including:

•	price;

•	product availability;

•	product quality;

•	customer service;

•	breadth of product offerings;

•	timeliness of product delivery;

•	market presence; and

•	degree of forward integration.

Foreign competition in North America is affected by the exchange rate of the U.S. dollar relative to other currencies, especially the euro, market prices in North America and other markets, worldwide supply and demand and the cost of ocean-going freight.

While our product offering is broad in terms of grades produced (from coated and uncoated graphical grades, including web and sheeted products, to highly technical specialty grades), our largest offering is in the coated freesheet category, with about two thirds in web form and one third in sheets. This strategy is driven primarily by our alignment with the commercial print market with a secondary focus on catalogs and magazines for our coated freesheet grades. Our specialty grades have each year become a larger portion of our overall shipments each year, and that growth is expected to continue. As of December 31, 2018, our principal competitors include Resolute Forest Products, UPM-Kymmene Corporation, Nine Dragons Paper and Sappi Limited, all of which have North American operations. UPM, Sappi and Nine Dragons Paper are headquartered overseas and also have overseas manufacturing facilities.

Employees
As of December 31, 2018, we had approximately 4,400 employees. Approximately 70% of our hourly workforce is represented by 16 local branches of the following unions: the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Services Workers International Union; the International Brotherhood of Electrical Workers; the Teamsters, Chauffeurs, Warehousemen and Helpers; the International Association of Machinists and Aerospace Workers; the Office & Professional Employees’ International Union; and the United Association of Journeyman and Apprentices of the Plumbing and Pipefitting Industry. All represented employees were covered by a Master Labor Agreement from 2012–2016, that covered wages and benefits. Certain represented mills also had local agreements covering general work rules. The Master Labor Agreement expired in December 2016. The parties are currently engaged in collective bargaining for a new master labor agreement and continue to work under the terms and conditions of their expired agreements. We have not experienced any work stoppages during the past several years and believe that we have a good relationship with our employees.

Environmental and Other Governmental Regulations

We are subject to a wide range of federal, state, regional and local general and industry-specific environmental, health and safety laws and regulations, including without limitation the Federal Water Pollution Control Act of 1972, or “Clean Water Act,” the federal Clean Air Act, the federal Resource Conservation and Recovery Act, the Comprehensive Environmental Response, Compensation and Liability Act of 1980, or “CERCLA,” the federal Occupational Safety and Health Act, the Toxic Substances Control Act, the Emergency Planning & Community Right-To-Know Act, the Oil Pollution Act and similar state and local laws. Our operations at our mills in Maine and Maryland also are subject to a regional regime designed to address climate change, the Regional Greenhouse Gas Initiative, or “RGGI,” which caps the maximum allowable greenhouse gases emitted by sources subject to the RGGI regime. In addition to our mill operational efforts to comply with the cap, we participate in transactions - for example, auctions and the secondary market for allowances under the RGGI - to help comply with the cap. In the future, we may be subject to additional federal, state, regional, local or supranational legislation related to climate change and greenhouse gas controls. Failure to comply with any of the above-noted climate change regulatory and legislative initiatives could have a material adverse effect on our business, financial condition and results of operations.

Among our activities subject to environmental regulation are the emissions of air pollutants, discharges of wastewater and stormwater, operation of dams, storage, handling, treatment and disposal of materials and waste, and remediation of soil, surface water and ground water contamination. Many environmental and health and safety laws and regulations provide for substantial fines or penalties and other civil and criminal sanctions for any failure to comply. In addition, failure to comply with these laws and regulations could result in significant costs for abatement measures, the interruption of our operations and/or, in some cases, facility shutdowns.

Certain environmental laws, such as CERCLA and similar state laws, provide for strict liability, and under certain circumstances joint and several liability, for investigation and remediation of the release of hazardous substances into the environment, including without limitation soil and groundwater. These laws may apply to properties presently or formerly owned or operated by or presently or formerly under the charge, management or control of an entity or its predecessors, as well as to conditions at properties at which waste attributable to an entity or its predecessors was disposed. Under environmental laws, a current or previous owner or operator of real property or a party formerly or previously in charge, management or control of real property and parties that generate or transport hazardous substances that are disposed of at real property, may be held liable for the cost to investigate or clean up that real property and for related damages to natural resources. We handle and dispose of wastes arising from our mill operations, including disposal at on-site landfills. We are required to maintain financial assurance (in the form of letters of credit and other similar instruments) for the expected cost of landfill closure and post-closure care. We could be subject to liability, including liability for investigation and cleanup costs, if contamination is discovered at one of our current or former paper mills or another location where we have disposed of, or arranged for the disposal of, wastes.

Compliance with environmental laws and regulations is a significant factor in our business. We have made, and will continue to make, significant expenditures to comply with these requirements and our permits. We incurred environmental capital expenditures of $4 million, $1 million and $2 million in 2016, 2017 and 2018, respectively, and we anticipate that environmental compliance will require increased capital expenditures and operating expenses over time as environmental laws, regulations, or interpretations thereof, change or the nature of our operations requires us to make significant additional capital expenditures.

Permits are required for the operation of our mills and related facilities. Most such permits are subject to periodic renewal, and all are subject to modification and revocation. We and others have the right to challenge our permit conditions through administrative and legal appeals and review processes. Governmental authorities have the power to enforce compliance with the permits, and violators are subject to civil and criminal penalties, including fines, injunctions or both. Other parties also may have the right to pursue legal actions to enforce compliance with the permits.

We could be subject to potentially significant fines, penalties, criminal sanctions, plant shutdowns, or interruptions in operations for failure to comply with applicable environmental, health and safety laws, regulations and permits.

Available Information

Our website is located at www.versoco.com. We make available free of charge through this website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed with or furnished to the SEC pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after they are electronically filed with or furnished to the SEC. The reports can also be found on the SEC’s website located at www.sec.gov.

Item 1A.  Risk Factors
Our business is subject to various risks. Set forth below are certain of the more important risks that we face and that could cause our actual results to differ materially from our historical results. Our business could also be affected by other risks that are presently unknown to us or that we currently believe are immaterial to our business.
Risks Relating to our Business
The paper industry has been facing a long-term structural decline and our profitability has been adversely impacted by such decline.

The coated papers industry faces a long-term, structural decline. From 2015 to 2018, demand for printing and writing papers in the United States fell by roughly 14%. U.S. demand for coated freesheet has declined 11% from 2015 to 2018. Similarly, U.S. demand for coated groundwood has declined 19% from 2015 to 2018. The demand for coated papers is expected to continue to steadily decline in the future, with market volumes in 2019 projected to be 3% below 2018 levels.

Fluctuations in supply and demand for our products could have a material adverse effect on our business, financial condition and results of operations. The paper industry is a commodity market to a significant extent and is subject to cyclical market pressures. For example, from 2010 to 2014, prior to the acquisition of NewPage, we experienced a year-over-year average revenue decline of 4.9% partly due to the prolonged decline in demand for coated papers.
A decline in general economic conditions may increase unemployment or lower gross domestic product growth rates to adversely affect demand for our products by our customers. During an economic downturn, end users may reduce magazine subscriptions, contributing to lower demand for our products and advertising in printed magazines and catalogs may also decline, each of which may result in a material adverse effect on our business, financial condition and results of operations. Foreign overcapacity could also result in an increase in the supply of paper products available in the North American market. An increased supply of paper available in North America could put downward pressure on prices and/or cause us to lose sales to competitors, either of which could have a material adverse effect on our business, financial condition and results of operations.
Developments in alternative media could adversely affect the demand for our products.

Trends in advertising, electronic data transmission and storage and the internet have had and likely will continue to have adverse effects on traditional print media, including the use of and demand for our products and those of our customers. Our magazine and catalog publishing customers may increasingly use (both for content and advertising), and compete with businesses that use, other forms of media and advertising and electronic data transmission and storage, particularly the internet, instead of paper made by us. As the use of these alternative media continues to grow, the demand for our paper products will likely continue to decline.

The industry in which we operate is highly competitive.

Competition in our industry is based largely on price. We compete with foreign producers, some of which are lower-cost producers than we are or are subsidized by certain foreign governments. We also face competition from numerous North American coated papers manufacturers. Some of our competitors have advantages over us, including lower raw material and labor costs and are subject to fewer environmental and governmental regulations.
Furthermore, due to the trend toward consolidation in our industry, some of our competitors have greater financial and other resources than we do or may be better positioned than we are to compete for certain opportunities. There is no assurance that we will be able to continue to compete effectively in the markets we serve.
Competition could cause us to lower our prices or lose sales to competitors, either of which could have a material adverse effect on our business, financial condition and results of operations. In addition, the following factors will affect our ability to compete:

•	product availability;

•	the quality of our products;

•	our breadth of product offerings;

•	our ability to maintain mill efficiencies and to achieve high operating rates;

•	manufacturing costs per ton;

•	customer service and our ability to distribute our products on time; and

•	availability and/or cost of wood fiber, market pulp, chemicals, energy and other raw materials and labor.

We depend on a small number of customers for a significant portion of our business. Furthermore, we may have credit exposure to these customers through extension of trade credits.

Our largest customer, Veritiv Corporation accounted for 19% of our net sales in 2018. In 2018, our ten largest customers (including Veritiv Corporation) accounted for 62% of our net sales. The loss of, or reduction in orders from, any of these customers or other customers could have a material adverse effect on our business, financial condition and results of operations, as could significant customer disputes regarding shipments, price, quality, or other matters.
In addition, we generally do not have long-term contracts with our customers that ensure a continuing level of business from them. Our agreements with our customers are not exclusive and generally do not contain minimum volume purchase commitments. Our relationship with our customers will depend on our ability to continue to meet their needs for quality products and services at competitive prices. If we lose customers or if we experience a significant decline in the level of purchases, we may not be able to quickly replace the lost business volume and our operating results and business could be harmed.

Furthermore, we extend trade credit to certain of these customers to facilitate the purchase of our products, and we rely on these customers’ creditworthiness and ability to obtain credit from lenders. Accordingly, a bankruptcy or a significant deterioration in the financial condition of any of these significant customers could have a material adverse effect on our business, financial condition and results of operations, due to a reduction in sales, a longer collection cycle or an inability to collect accounts receivable.

We have limited ability to control the pricing of our products or pass through increases in our costs to our customers. Decreases in demand and prices, or increases in costs, for printing and writing papers could have a material adverse effect on our business, financial condition and results of operations.

Our earnings are sensitive to price changes in coated papers. Fluctuations in paper prices (and coated papers prices in particular) historically have had a direct effect on our net income (loss) and EBITDA for several reasons:

•
Market prices for paper products are a function of supply and demand, factors over which we have limited control. We therefore have limited ability to control the pricing of our products. Market prices of grade No. 3, 60 lb. basis weight paper, which is an industry benchmark for coated freesheet papers pricing, have fluctuated since 2000 from a high of $1,105 per ton to a low of $740 per ton. In addition, since 2000, market prices of grade No. 4, 50 lb. basis weight paper, which is an industry benchmark for coated groundwood papers pricing, have fluctuated between a high of $1,075 per ton to a low of $710 per ton over the same period. Prices are expected to remain strong in 2019. As market conditions determine the price for our paper products, the price for our products could fall below our cash production costs.

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

•
The manufacturing of coated papers is highly capital-intensive and a large portion of our operating costs are fixed. Additionally, paper machines are large, complex machines that operate more efficiently when operated continuously. Consequently, both we and our competitors typically continue to run our machines whenever marginal sales exceed the marginal costs, adversely impacting prices at times of lower demand.

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

We run our paper machines on a nearly continuous basis for maximum efficiency. Any downtime at any of our paper mills, including as a result of or in connection with planned maintenance and capital expenditure projects, results in unabsorbed fixed costs that could negatively affect our results of operations for the period in which we experience the downtime. Due to the extreme operating conditions inherent in some of our manufacturing processes, we may incur unplanned business interruptions from time to time and, as a result, we may not generate sufficient cash flow to satisfy our operational needs. In addition, the geographic areas where our production is located and where we conduct our business may be affected by natural disasters, including snow storms, forest fires and flooding. Such natural disasters could cause our mills to stop running, which could have a material adverse effect on our business, financial condition and results of operations. Furthermore, during periods of weak demand for paper products or periods of rising costs, we have experienced and may in the future experience market-related downtime, which could have a material adverse effect on our financial condition and results of operations.
We may be required to record significant closure costs and long-lived asset impairment or accelerated depreciation charges.

We have responded to changing market dynamics by optimizing assets and streamlining our production, including idling or shutting down certain paper machines and facilities. For example, in November 2016, we announced the closure of our Memphis office headquarters and relocation of our Corporate headquarters to Miamisburg, Ohio; in August 2015, we announced plans to shut down the No. 1 pulp dryer and No. 2 paper machine at our Androscoggin Mill in Jay, Maine, and to indefinitely idle our mill in Wickliffe, Kentucky; in April 2016, we announced our decision to permanently close the mill in Wickliffe, Kentucky. If demand for our products continues to decline, or if the pace of decline accelerates, it may be necessary to curtail production even further or permanently shut down certain machines and facilities. In addition to the potential loss of production, curtailments and shutdowns could result in asset impairments or accelerated depreciation and cash closure costs for the affected facilities, including restructuring charges and exit or disposal costs, which could negatively impact our cash flows and have a material adverse effect on our financial condition and results of operations.
Losses related to the impairment of long-lived assets to be held and used are recognized when circumstances, such as continuing losses or demand declines in certain businesses, indicate the carrying value of an asset group may not be recoverable. When indicators that the carrying value of an asset group may not be recoverable are triggered, we evaluate the carrying value of the asset group in relation to its estimated undiscounted future cash flows. If the carrying value of an asset group is greater than the estimated undiscounted future cash flows to be generated by the asset group, an impairment charge is recognized based on the excess of the asset group’s carrying value over its fair value. If it is determined that the carrying value of an asset group is recoverable, we review and adjust, as necessary, the estimated useful lives of the assets in the group. If there were to be a triggering event, it is possible that we could record non-cash long-lived asset impairment or accelerated depreciation charges in future periods, which would be recorded as operating expenses and would directly and negatively impact our financial condition and results of operations.
If we are unable to obtain energy or raw materials, including petroleum-based chemicals, at favorable prices, or at all, it could have a material adverse effect on our business, financial condition and results of operations.

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
Any disruption in the supply of energy or raw materials also could affect our ability to meet customer demand in a timely manner and could harm our reputation. As we have limited ability to pass through increases in our costs to our customers absent increases in market prices for our products, material increases in the cost of our raw materials could have a material adverse effect on our business, financial condition and results of operations. Furthermore, we may be required to post letters of credit or other financial assurance obligations with certain of our energy and other suppliers, which could limit our financial flexibility.

We may not realize certain projected cost savings or productivity improvements, which could result in lower profitability for our business.

As part of our business strategy, we identify opportunities to improve profitability by reducing costs and enhancing productivity. For example, through our continuous process improvement program, we have implemented focused programs to optimize material and energy sourcing and usage, reduce repair costs and control overhead. We will continue to utilize the process improvement program to drive cost reductions and operating improvements in our mill system and have targeted additional profitability enhancements in the next twelve months. Our strategy assumes that increases in productivity through our continuous process improvement program, including through a more efficient manufacturing process or engineering design enhancements, will result in economies of scale, and global competitive sourcing of our materials will reduce our raw material and other costs. Any cost savings or productivity enhancements that we expect to realize from such efforts may differ materially from our estimates. Cost savings or productivity enhancements that we realize may be offset, in whole or in part, by reductions in pricing or volume, or through increases in other expenses, including raw material, energy or personnel. We cannot assure you that these initiatives will be completed as anticipated or that the benefits we expect will be achieved on a timely basis or at all.

Currency fluctuations may adversely affect our competitive position and selling prices.

We compete with producers from around the world, particularly in North America. In addition to the impact of product supply and demand, changes in the relative strength or weakness of international currencies, particularly the U.S. dollar, can also affect international trade flows in certain products. A stronger U.S. dollar may attract imports, thereby increasing product supply and possibly creating downward pressure on prices. Conversely, a weaker U.S. dollar might encourage U.S. exports, thereby decreasing product supply and possibly creating upward pressure on prices.
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
As of December 31, 2018, approximately 70% of our hourly workforce was represented by 16 local branches of the following unions: the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Services Workers International Union; the International Brotherhood of Electrical Workers; the Teamsters, Chauffeurs, Warehousemen and Helpers; the International Association of Machinists and Aerospace Workers; the Office & Professional Employees’ International Union; and the United Association of Journeyman and Apprentices of the Plumbing and Pipefitting Industry. All represented employees were covered by a Master Labor Agreement from 2012-2016, that covered wages and benefits. Certain represented mills also had local agreements covering general work rules. The Master Labor Agreement expired in December

2016. The parties are currently engaged in collective bargaining for a new master labor agreement and continue to work under the terms and conditions of their expired agreements. We may become subject to material cost increases as a result of action taken by the labor unions. This could increase expenses in absolute terms and/or as a percentage of net sales. In addition, although we believe we have a good relationship with our employees, work stoppages or other labor disturbances may occur in the future. Any of these factors could lead to operational delays or increased costs, which could negatively affect our business, financial condition and results of operations.
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
We may from time to time pursue opportunistic acquisitions the success of which could have a material adverse effect on our business, financial condition and results of operations.
In the past, we have pursued acquisitions to complement or expand our business. If we identify an acquisition candidate, we may not be able to successfully negotiate or finance the acquisition or integrate the acquired businesses with our existing business and services. Future acquisitions could result in potentially dilutive issuances of equity securities and the incurrence of debt and contingent liabilities, amortization expenses and substantial goodwill. The negotiation of any transaction, its completion and subsequent integration of any business acquired may be complex and time consuming, involve significant costs and may result in a distraction of management’s attention from ongoing business operations. We may be affected materially and adversely if we are unable to successfully integrate businesses that we acquire. Similarly, we may divest portions of our business, which may also have material and adverse effects.
Adverse developments in general business and economic conditions could have an adverse effect on the demand for our products, our financial condition and results of operations.

General economic conditions may adversely affect industrial non-durable goods production, consumer spending, commercial printing and advertising activity, and consumer confidence, all of which impact demand for our products. In addition, volatility in the capital and credit markets, which impacts interest and the availability of credit, could have a material adverse effect on our business, financial condition and results of operations. Furthermore, significant changes in, and uncertainty with respect to, legislation, regulations and monetary, tax and trade policy, among other things could have an adverse effect on the demand for our products. While it is not possible to predict whether and when any such changes will occur, changes at the local, state or federal level could significantly impact our business and the industry in which we compete.

We can incur debt from time to time under our ABL Facility and we also may incur additional debt through other means, each of which could adversely affect our financial condition and future financial results.
We had $283 million of borrowing availability under our ABL Facility as of December 31, 2018. We could also incur additional debt in the future through other means. Our ability to make scheduled payments of principal and interest or to refinance our indebtedness depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not generate cash flow from operations in the future sufficient to service our current or future debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or dilutive.

We may be unable to maintain compliance with the financial maintenance or other covenants in our ABL Facility, which could result in an event of default under the credit agreement governing the ABL Facility that, if not cured or waived, would have a material adverse effect on our business, financial condition and results of operations.

Under the ABL Facility, Verso Paper is required to maintain a minimum fixed charge coverage ratio when the excess availability under such facility is less than the greater of (a) 10% of the lesser of (i) the borrowing base at such time and (ii) the aggregate amount of revolving facility commitments at such time or (b) $27.5 million. The ABL Facility also contains certain covenants which, among other things, and subject to certain exceptions, restrict Verso Paper and certain of its subsidiaries’ ability to incur additional debt or liens, pay dividends, repurchase equity interests, prepay other indebtedness, sell, transfer, lease or dispose of assets and make investments in or merge with another company.

If Verso Paper were to violate any of the covenants under the ABL Facility and were unable to obtain a waiver, it would be considered a default after the expiration of any applicable grace period and no additional borrowings would be available until the default was waived or cured. If Verso Paper were in default under the ABL Facility, then the lenders thereunder may exercise remedies under such facility in accordance with the terms thereof, including declaring all outstanding borrowings immediately due and payable. Certain covenants also apply to, and similarly restrict the operations of, Verso Holding. Any default under our ABL Facility could adversely affect our operations and our ability to satisfy our obligations as they come due.

Restrictive covenants in the agreement governing our ABL Facility may restrict our ability to pursue our business strategies.

The ABL Facility limits our ability and/or our subsidiaries’ ability, among other things, to:

•	incur additional indebtedness;

•	incur liens;

•	enter into sale and lease back transactions;

•	make investments;

•	make capital expenditures;

•	consolidate, merge, sell, or otherwise dispose of all or substantially all of our assets;

•	pay dividends or make other distributions or repurchase or redeem our stock;

•	enter into transactions with our affiliates;

•	engage or enter into any new lines of business;

•	prepay, redeem or repurchase certain of our indebtedness; and

•	amend or modify certain provisions of our, and our subsidiaries’, organizational documents.

The ABL Facility also requires us to comply with certain financial maintenance covenants as discussed above.

A breach of any of these restrictive covenants could result in a default under the agreement governing our ABL Facility. If a default occurs, the holders of this agreement may elect to declare all borrowings thereunder outstanding, together with accrued interest and other fees, to be immediately due and payable. The lenders under the ABL Facility would also have the right in these circumstances to terminate any commitments they have to provide further borrowings. If we are unable to repay our indebtedness when due or declared due, the lenders thereunder will also have the right to proceed against the collateral pledged to them to secure the indebtedness. If such indebtedness were to be accelerated, our assets may not be sufficient to repay in full our secured indebtedness.

We have certain material pension obligations. Future funding obligations related to these obligations could restrict cash available for our operations, capital expenditures or other requirements or require us to borrow additional funds.

As of December 31, 2018, we have a defined benefit pension plan covering approximately 68% of our employees. As of December 31, 2015, all of our defined benefit pension plans were frozen to new entrants. As of December 31, 2018, the projected benefit obligation for our pension plan was $1,590 million and the fair value of the pension plan assets was $1,162 million. The total underfunded status of the pension obligation calculated on a projected benefit obligation basis as of December 31, 2018 was $428 million. We currently anticipate making future pension benefit payments of $89 million in 2019 (see Note 11 to our Consolidated Financial Statements included elsewhere in this report). A deterioration in the value of plan assets could cause the unfunded status of the pension plan to increase, thereby increasing our obligation to make additional contributions to the plan. In addition, we will require future operating cash flows to fund our pension obligations, which could restrict available cash for our operations, capital expenditures and other requirements. We also may not generate sufficient cash to satisfy these obligations, which could require us to seek funding from other sources, including through additional borrowings, which could materially increase our outstanding debt or debt service requirements.

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

On July 15, 2016, the Effective Date of our Plan, we adopted fresh start reporting as a result of the reorganization as prescribed in accordance with generally accepted accounting principles in the United States of America and the provisions of FASB, ASC

852, Reorganizations. As required by fresh start reporting, our assets and liabilities were recorded at fair value by allocating the reorganization value determined in connection with the plan of reorganization. Accordingly, our financial condition and results of operations from and after the Effective Date of our plan of reorganization are not comparable, in various material respects, to the financial condition and results of operations prior to the Effective Date of our Plan.

We may not achieve the expected benefit of our strategic initiatives, including the increasing of our production of packaging papers in order to lessen our dependency on graphic and specialty papers.

We are in a competitive industry and continually striving to improve our performance and productivity. Accordingly, we are adopting new strategic initiatives from time to time. For instance, to offset the decline in demand for graphic papers, we are constantly looking at shifting our product mix with a focus on pulp, packaging papers and specialty papers. To that end, in 2018, we increased our production capabilities for packaging papers by upgrading our previously shuttered No. 3 paper machine at our Androscoggin Mill for the manufacture of packaging papers, such as linerboard. We commenced production of packaging papers at this mill during the third quarter of 2018 and it increased our annual production capacity by approximately 200,000 tons. This undertaking is subject to various risks and uncertainties, many of which are beyond our control and which include, but are not limited to, the following:

•	our competitors having more experience with the manufacture and sale of packaging papers and having more fully integrated converting operations; and

•	our ability to offer these new products on favorable terms, achieve an adequate market acceptance, manage our inventory and fulfill orders.

As a result of the above factors, we cannot assure you that the benefits we expect from the upgrade of the No. 3 paper machine and our increased production of packaging papers will be achieved. Similarly, we will adopt other strategic initiatives and we cannot assure you that those strategic initiatives will be successful or meet our expectations.

Risks Relating to Verso’s Common Stock
Our stock price may be volatile and stockholders may be unable to sell shares at or above the price at which they purchased them.

Since our emergence from bankruptcy on July 15, 2016 and up to the date of filing this annual report on Form 10-K, our stock price for our common stock ranged from $3.17 per share to $34.60 per share. The market price of our common stock may continue to be highly volatile and could be subject to wide fluctuations. In addition, the trading volume of our common stock may fluctuate and cause significant price variations to occur. Volatility in the market price of our common stock may prevent you from being able to sell your shares at or above the price you paid for your shares of common stock. The market price for our common stock could fluctuate significantly for various reasons, including:

•	our operating and financial performance and prospects;

•	our quarterly or annual earnings or those of other companies in our industry;

•	conditions that impact demand for our paper products;

•	the public’s reaction to our press releases, other public announcements and filings with the SEC;

•	changes in earnings estimates or recommendations by securities analysts who track our common stock;

•	market and industry perception of our success and competitive position within the industry in which we operate;

•	strategic actions by us or our competitors, such as acquisitions, dispositions or restructurings;

•	changes in government regulations;

•	arrival and departure of key personnel;

•	changes in our capital structure;

•	sales of common stock by us or members of our management team; and

•
changes in general market, economic and political conditions in the United States and global economies or financial markets, including those resulting from natural disasters, terrorist attacks, acts of war and responses to such events.

The exercise of all or any number of outstanding Plan Warrants or the issuance of stock-based awards may dilute your holding of shares of our common stock.

As of the date of filing this annual report on Form 10-K, we have outstanding (i) warrants to purchase 1.8 million shares of our common stock, or the “Plan Warrants,” and (ii) 1.3 million restricted stock units. In addition, as of the date of filing this annual report on Form 10-K, we have 3.4 million shares of common stock reserved for future issuance under our Verso Corporation Performance Incentive Plan. The exercise of equity awards, including any stock options that we may grant in the future, and

Plan Warrants, and the sale of shares of our common stock underlying any such options or the Plan Warrants, could have an adverse effect on the market for our common stock, including the price that an investor could obtain for their shares. Investors may experience dilution in the net tangible book value of their investment upon the exercise of the Plan Warrants and any stock options that may be granted or issued pursuant to the Verso Corporation Performance Incentive Plan in the future.

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

Together, these charter and statutory provisions could make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our Class A Common Stock. The existence of the foregoing provisions and anti-takeover measures could limit the price that investors might be willing to pay in the future for shares of our common stock. They could also deter potential acquirers of the Company, thereby potentially reducing the likelihood that our stockholders could receive a premium for their common stock in an acquisition.

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

We currently do not plan to pay dividends on our common stock and, consequentially, your only opportunity to achieve a return on your investment is if the price of our common stock appreciates.

We do not anticipate paying any cash dividends on our common stock for the foreseeable future. Any decision to pay dividends on our common stock in the future will be at the discretion of our board of directors in light of conditions then existing, including factors such as our results of operations, financial condition and requirements, business condition, covenants under any applicable contractual arrangements, including our indebtedness.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

As of December 31, 2018, we operate fourteen paper machines at seven mills located in Maine, Maryland, Michigan, Minnesota and Wisconsin with a total annual paper production capacity of approximately 3,080,000 tons.

Our material facilities as of December 31, 2018 are shown in the following table:

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

Item 3.  Legal Proceedings

We are involved from time to time in legal proceedings incidental to the conduct of our business. While any proceeding or litigation has the element of uncertainty, we believe that the outcome of any of these lawsuits or claims that are pending or threatened or all of them combined (other than those that cannot be assessed due to their preliminary nature) will not have a material effect on the Consolidated Financial Statements (see Note 17 to our Consolidated Financial Statements included elsewhere in this report).

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

In connection with the Company’s reorganization and emergence from bankruptcy, all shares of common stock outstanding prior to emergence were cancelled on July 15, 2016. On July 15, 2016, the Company’s new Class A common stock was listed on the New York Stock Exchange under the symbol “VRS” on July 18, 2016.

Holders

As of February 15, 2019, there were 62 stockholders of record of our Class A common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, including 34,212,804 shares of our Class A common stock where the registered shareholder is Cede & Co., we are unable to estimate the total number of stockholders represented by these record holders.

Dividends

We have not declared or paid any cash dividends on shares of our Successor common stock during the years ended December 31, 2018 and 2017. Any future determination relating to our dividend policy will be made at the discretion of our board of directors and will depend on then existing conditions, including our financial condition, results of operations, contractual restrictions, capital requirements, business prospects and other factors that our board of directors may deem relevant.

Issuer Repurchases of Equity Securities

There were no repurchases of equity securities by Verso in the fourth quarter of 2018.

Performance Graph

The following performance graph and related information shall not be deemed “soliciting material” or “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act or the Exchange Act except to the extent that it is specifically incorporated by reference into such filing.

The following graph compares the cumulative total stockholder return of our common stock with the cumulative total return of the Russell 2000 Index and a peer group index(1) for the period July 19, 2016 (our first day of trading on the NYSE following the Effective Date) through December 31, 2018. The graph assumes that $100 was invested in our common stock, the Russell 2000 Index and the peer group index at the close of business on July 19, 2016, and that all dividends were reinvested. Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.

	Verso Corporation	Peer Group	Russell 2000
July 19, 2016	$100.00	$100.00	$100.00
December 30, 2016	59.17	108.63	113.05
December 29, 2017	146.42	133.92	127.91
December 31, 2018	186.67	105.15	112.34

(1) The peer group index includes companies in a similar industry which were used by Verso for compensation decisions in 2018. The peer group index includes: Bemis Company, Inc., Clearwater Paper Corporation, Domtar Corporation, P.H. Glatfelter Company, Graphic Packaging Holding Company, Greif, Inc., Neenah Paper, Inc., Packaging Corporation of America, Resolute Forest Products Inc., Schweitzer-Mauduit International, Inc. and Sonoco Products Company.

Item 6.  Selected Financial Data

The following table presents our selected historical financial data as of and for the years ended December 31, 2014 and 2015 (Predecessor), for the period from January 1, 2016 to July 14, 2016 (Predecessor), for the period from July 15, 2016 to December 31, 2016 (Successor) and for the years ended December 31, 2017 and 2018 (Successor). The following information is only a summary and has been derived from the Consolidated Financial Statements. It should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and their related notes, and the other financial information, included elsewhere in this annual report. Historical results are not indicative of future results.

	Predecessor			Successor
			January 1, 2016	July 15, 2016
			Through	Through
	Year Ended December 31,		July 14,	December 31,	Year Ended December 31,
(Dollars in millions except per share amounts)	2014	2015	2016	2016	2017	2018
Statement of Operations Data:
Net sales	$1,297	$3,122	$1,417	$1,224	$2,461	$2,682
Costs and expenses:
Cost of products sold - (exclusive of depreciation and amortization)(1)	1,174	2,738	1,250	1,126	2,250	2,321
Depreciation and amortization	91	308	100	93	115	111
Selling, general and administrative expenses(1)	70	190	96	53	107	102
Restructuring charges	135	54	151	11	9	1
Other operating (income) expense(2)	—	1	(57)	8	1	(5)
Operating income (loss)	(173)	(169)	(123)	(67)	(21)	152
Interest expense	142	270	39	17	38	33
Other (income) expense(1)(3)	41	(14)	(2)	(32)	(21)	(52)
Income (loss) before reorganization items, net	(356)	(425)	(160)	(52)	(38)	171
Reorganization items, net(4)	—	—	(1,338)	—	—	—
Income (loss) before income taxes	(356)	(425)	1,178	(52)	(38)	171
Income tax expense (benefit)	(3)	(3)	—	(20)	(8)	—
Net income (loss)	$(353)	$(422)	$1,178	$(32)	$(30)	$171
Per Share Data:
Income (loss) per common share:
Basic	$(6.62)	$(5.19)	$14.39	$(0.93)	$(0.87)	$4.97
Diluted	(6.62)	(5.19)	14.39	(0.93)	(0.87)	4.88
Weighted average common shares outstanding (in thousands):
Basic	53,293	81,295	81,847	34,391	34,432	34,514
Diluted	53,293	81,295	81,847	34,391	34,432	35,096
Statement of Cash Flows Data:
Cash provided by (used in) operating activities	$(58)	$(266)	$25	$17	$153	$283
Cash provided by (used in) investing activities(5)	(26)	110	32	(41)	(40)	(52)
Cash provided by (used in) financing activities	78	153	(11)	(20)	(113)	(212)
Other Financial and Operating Data:
EBITDA(6)	$(123)	$153	$1,317	$58	$115	$315
Capital expenditures	(42)	(64)	(31)	(42)	(40)	(73)
Total tons sold (in thousands)	1,624	3,647	1,676	1,473	2,959	2,927
Balance Sheet Data:
Working capital(7)	$5	$371	$463	$412	$309	$300
Property, plant and equipment, net	531	1,857	1,180	1,132	1,062	1,016
Total assets	855	2,710	2,006	1,855	1,732	1,699
Total debt	1,304	2,879	310	293	190	—
Total equity (deficit)	(784)	(1,183)	675	770	746	906

(1)
Previously reported amounts have been revised to reflect the effect of the retrospective adoption of ASU 2017-07, Compensation - Retirement Benefits on January 1, 2018 (see Note 2 to our Consolidated Financial Statements included elsewhere in this report).

(2)	Other operating (income) expense for the period from January 1, 2016 to July 14, 2016 (Predecessor) primarily reflects the gain on sale of hydroelectric facilities in January 2016.

(3)
Other (income) expense in 2014 (Predecessor) reflects costs incurred in connection with the NewPage acquisition. Other (income) expense in 2018 (Successor) includes $42 million of income related to countervailing duty settlement gains pursuant to the Settlement Agreement (as defined below).

(4)
Reorganization items, net, for the period from January 1, 2016 to July 14, 2016 (Predecessor) represented expenses and income directly associated with the Predecessor’s bankruptcy filing on the Petition Date. This amount represents primarily a gain on settlement of liabilities subject to compromise of $1,992 million, partially offset by a loss of $651 million due to the revaluation of our assets and liabilities as part of the application of fresh start accounting as of the Effective Date (see Note 20 to our Consolidated Financial Statements included elsewhere in this report).

(5)
Previously reported amounts have been revised to reflect the effect of the retrospective presentation change related to restricted cash on the Statements of Cash Flows associated with the adoption of ASU 2016-18, Statement of Cash Flows on January 1, 2018 (see Note 2 to our Consolidated Financial Statements included elsewhere in this report).

(6)
EBITDA consists of earnings before interest, taxes, depreciation and amortization. Our use of EBITDA is further discussed in the “Reconciliation of Net Income (Loss) to EBITDA and Adjusted EBITDA” section of Item 7 herein. The following table reconciles net income (loss) to EBITDA for the periods presented:

	Predecessor			Successor
			January 1, 2016	July 15, 2016
			Through	Through
	Year Ended December 31,		July 14,	December 31,	Year Ended December 31,
(Dollars in millions)	2014	2015	2016	2016	2017	2018
Reconciliation of net income (loss) to EBITDA:
Net income (loss)	$(353)	$(422)	$1,178	$(32)	$(30)	$171
Income tax expense (benefit)	(3)	(3)	—	(20)	(8)	—
Interest expense	142	270	39	17	38	33
Depreciation and amortization	91	308	100	93	115	111
EBITDA	$(123)	$153	$1,317	$58	$115	$315

(7)	Working capital is defined as current assets net of current liabilities, excluding the current portion of long-term debt.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are the leading North American producer of coated papers, which are used primarily in commercial print, magazines, catalogs, high-end advertising brochures and annual reports, among other media and marketing publications. We produce a wide range of products, ranging from coated freesheet and coated groundwood, to specialty papers, packaging papers, inkjet and digital papers, supercalendered papers and uncoated freesheet. We also produce and sell market kraft pulp, which is used to manufacture printing and writing paper grades and tissue products.

We operate fourteen paper machines at seven mills located in Maine, Maryland, Michigan, Minnesota and Wisconsin with a total annual paper production capacity of approximately 3,080,000 tons of paper as of December 31, 2018.

Financial Overview

In 2018, net sales increased $221 million, or 9% compared to 2017, which was primarily attributable to an increase in specialty papers sales volume, increased price across all product lines and favorable product mix, partially offset by lower volume in graphic papers and external pulp sales due to internal pulp needs. Total company sales volume was down from 2,959 thousand tons during the year ended December 31, 2017, to 2,927 thousand tons during the year ended December 31, 2018, driven by general softening of demand for coated papers, partially offset by an increase in packaging papers volume from the restart of previously shuttered No. 3 paper machine at our Androscoggin Mill. In 2017, net sales decreased $180 million, or 7% as total sales volume decreased 6% and price per ton decreased 1% compared to 2016. The decreases in volume and pricing were driven by general softening of demand for coated papers and our capacity reductions at our Androscoggin Mill. Our gross margin, excluding depreciation and amortization expenses, was 13% in 2018 compared to 9% in 2017.

2018 Developments

Upgrade/Restart Paper Machine at Androscoggin Mill

On February 15, 2018, we announced plans to upgrade the shuttered No. 3 paper machine and pulp line at our Androscoggin Mill in Jay, Maine, enabling this equipment to restart for the manufacture of packaging papers. The restart was completed in the third quarter of 2018. This project created approximately 120 full-time jobs at our Androscoggin Mill and increased the aggregate annual paper production capacity by approximately 200,000 tons. The total capital cost of the project was $18 million, $4 million of which came from a Maine Technology Asset Fund 2.0 challenge grant administered by the Maine Technology Institute. Funds from the grant were received in full in 2018 as certain milestones in the project were reached.

Settlement Agreement

On March 20, 2018, we entered into a settlement agreement, or “the Settlement Agreement,” with Canadian producers of supercalendered papers, Port Hawkesbury Paper Limited Partnership and certain related entities, collectively, “Port Hawkesbury” and Irving Paper Limited, or “Irving”. In accordance with the terms of the Settlement Agreement, we filed with the U.S. Department of Commerce, or “Commerce,” a written request for a “no interest” changed circumstances review by Commerce of the final countervailing duty order, or the “CVD Order,” issued by Commerce on December 10, 2015, imposing tariffs on supercalendered papers imported into the United States from Canada since August 3, 2015. We refer to this request as the “Changed Circumstances Request”. We included in our Changed Circumstances Request, among other things, a request that Commerce revoke the CVD Order retroactively to August 3, 2015, which, if granted, would result in refunds to Canadian producers of supercalendered papers of all countervailing duties collected on supercalendered papers imported into the United States from such producers under the CVD Order.

On July 5, 2018, Commerce granted our request and revoked the countervailing duties retroactively to August 3, 2015, the date the tariffs were originally imposed, which will result in a refund to Canadian producers of supercalendered papers of the countervailing duties previously collected on supercalendered papers imported into the United States from such producers. Pursuant to the Settlement Agreement, Irving and Port Hawkesbury agreed to pay us a percentage, totaling up to $42 million, of the duties refunded to such parties over time. During the year ended December 31, 2018, we received $42 million in settlement payments which are included in Other (income) expense on our Consolidated Statements of Operations.

Sale of Wickliffe Mill

On August 16, 2018, Verso Paper entered into a purchase agreement with Global Win Wickliffe LLC, pursuant to which Verso Paper agreed to sell one of Verso’s subsidiaries, Verso Wickliffe LLC (“Verso Wickliffe”) for a purchase price of $16 million in cash. Verso Wickliffe owned substantially all of the assets that comprised the Wickliffe Mill and related operations. We previously announced our decision to permanently close the Wickliffe Mill in April 2016. The sale closed on September 5, 2018, and resulted in a gain of $9 million, included in Other operating (income) expense on our Consolidated Statements of Operations for the year ended December 31, 2018.

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

We are primarily focused on serving the following end-user categories: specialty converters, containerboard converters, general commercial print, catalogs and magazine publishers. Coated papers demand is primarily driven by advertising and print media usage. To offset the decline in demand for graphic papers, we are constantly looking at new product development and production improvements to reposition our assets into more stable markets with increased focus on specialty papers, packaging papers and pulp.

Many of our customers provide us with forecasts of their paper needs, which allows us to plan our production runs in advance, optimizing production over our integrated mill system and thereby reducing costs and increasing overall efficiency. Generally, our sales agreements do not extend beyond the calendar year, and they typically provide for quarterly or semiannual price adjustments based on market price movements.

We reach our end-users through several channels, including merchants, brokers, printers and direct sales to end-users. We sell our products to approximately 300 customers which comprise approximately 1,600 end-user accounts. In 2018, our largest customer, Veritiv Corporation, accounted for 19% of our net sales.

Cost of Products Sold

We are subject to changes in our cost of sales caused by movements in underlying commodity prices. The principal components of our cost of sales are chemicals, wood fiber, energy, labor and maintenance. Costs for commodities, including chemicals, wood fiber and energy, are the most variable component of our cost of sales because their prices can fluctuate substantially, sometimes within a relatively short period of time. In addition, our aggregate commodity purchases fluctuate based on the volume of paper that we produce.

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

Wood Fiber. We source our wood fiber from a broad group of timberland and sawmill owners located in the regions around our mills. Our cost to purchase wood is affected directly by market price of wood in our regional markets and indirectly by the effect of higher fuel cost of logging and transportation of timber to our facilities. While we have in place fiber supply agreements that ensure delivery of a substantial portion of our wood requirements, purchases under these agreements are typically at market rates.

Energy. We produce a significant portion of our energy needs for our paper mills from sources such as waste wood, waste water, hydroelectric facilities, liquid biomass from our pulping process and internal energy cogeneration facilities. Our external energy purchases vary across each of our mills and include fuel oil, natural gas, coal and electricity. Our overall energy expenditures are mitigated by our internal energy production capacity and ability to switch between certain energy sources. We also from time to time utilize derivative contracts as part of our risk management strategy to manage our exposure to market fluctuations in energy prices.

Labor. Labor cost includes wages, salary and benefit expenses attributable to our mill personnel. Mill employees at a non-managerial level are compensated on an hourly basis. Management employees at our mills are compensated on a salaried basis. Wages, salary and benefit expenses included in cost of sales do not vary significantly from year to year. In addition, we have not experienced significant labor shortages.

Maintenance. Maintenance expense includes day-to-day maintenance, equipment repairs and larger maintenance projects, such as paper machine shutdowns for periodic maintenance. Maintenance activities can produce year-to-year fluctuations in our maintenance expenses. In conjunction with our periodic maintenance shutdowns, we have incidental incremental costs that are primarily comprised of unabsorbed fixed costs from lower production volumes and other incremental costs for purchased materials and energy that would otherwise be produced as part of the normal operation of our mills.

Depreciation and Amortization.

Depreciation and amortization expense represents the periodic charge to earnings through which the cost of tangible assets and intangible assets are recognized over the asset’s life. Capital investments can increase our asset basis and produce year-to-year fluctuations in expense.

Selling, General and Administrative Expenses

The principal components of our Selling, general and administrative expenses are wages, salaries and benefits for our office personnel at our headquarters and our sales force, travel and entertainment expenses, advertising expenses, expenses relating to certain information technology systems and research and development expenses.

Effect of Inflation

While inflationary increases on certain raw materials such as energy, wood fiber and chemicals have an impact on our operating results, sales prices and volumes are more strongly influenced by supply and demand factors in specific markets and by exchange rate fluctuations than by inflationary factors.

Seasonality

We are exposed to fluctuations in quarterly net sales volumes and expenses due to seasonal factors. These seasonal factors are common in the coated papers industry. Our third and fourth quarters are generally our strongest quarters for volume and revenue, reflecting an increase in printing related to end-of-year magazines, increased end-of-year direct mailings, and holiday season catalogs. Our working capital and accounts receivable generally peak in the third quarter, while inventory generally peaks in the second quarter in anticipation of the third quarter season. We expect our seasonality trends to continue for the foreseeable future.

Critical Accounting Policies

Our accounting policies are fundamental to understanding management’s discussion and analysis of financial condition and results of operations. Our Consolidated Financial Statements are prepared in conformity with GAAP. The preparation of the financial statements requires management to make certain judgments and assumptions in determining accounting estimates. Accounting estimates are considered critical if the estimate requires management to make assumptions about matters that were highly uncertain at the time the accounting estimate was made, and different estimates reasonably could have been used in the current period, or changes in the accounting estimate are reasonably likely to occur from period to period, that would have a material impact on the presentation of our financial condition, changes in financial condition or results of operations.

Management believes the following critical accounting policies are both important to the portrayal of our financial condition and results of operations and require subjective or complex judgments. These judgments about critical accounting estimates are based on information available to us as of the date of the financial statements.

Accounting standards whose application may have a significant effect on the reported results of operations and financial position, and that can require judgments by management that affect their application, include the following: ASC Topic 450, Contingencies, ASC Topic 360, Property, Plant and Equipment, ASC Topic 350, Intangibles – Goodwill and Other and ASC Topic 715, Compensation – Retirement Benefits.

Impairment of long-lived assets

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

On April 5, 2016, we announced that we would permanently close our paper mill located in Wickliffe, Kentucky, which had been idle since November 2015. The decision to close the mill resulted in restructuring charges of $160 million for the year ended December 31, 2016. The associated Property, plant and equipment were written down to salvage value resulting in a non-cash restructuring charge of $127 million during the first quarter of 2016.

In the third quarter of 2016, we concluded that actual operating results were lower than those projected in the Plan. Such circumstance constituted a triggering event requiring management to conduct a Step 1 impairment test. Based on the results of the Step 1 impairment test, we concluded that the undiscounted estimated future cash flows associated with our remaining long-lived assets exceeded their carrying value and no impairment was recorded.

In the fourth quarter of 2016, based on our plans to temporarily idle the No. 3 paper machine at our Androscoggin Mill, we determined a reduction in the useful life of the machine was necessary and accordingly recognized $43 million of accelerated depreciation during the fourth quarter of 2016 and an additional $6 million of accelerated depreciation during the first quarter of 2017, which is included in Depreciation and amortization in our Consolidated Statements of Operations. As a result of the acceleration of depreciation, no impairment charge was required to be recorded with the temporary idling of the No. 3 paper machine and associated equipment at our Androscoggin Mill (see Note 14 to our Consolidated Financial Statements included elsewhere in this report).

Intangible assets are comprised of customer relationships with a useful life of 10 years and trademarks with a useful life of five years. During 2017 and 2018, there were no indicators requiring evaluation of impairment for these definite-lived intangible assets.

Pension

We offer various pension and retirement benefits to certain employees. As of December 31, 2015, all of our defined benefit pension plans were frozen to new entrants. The calculation of the obligations and related expenses under the plan requires the use of actuarial valuation methods and assumptions, including the expected long-term rate of return on plan assets, discount rates, increases in future medical cost and mortality rates. The table below shows assumptions used by us for the periods shown:

	Predecessor	Successor
	January 1, 2016	July 15, 2016	Year Ended	Year Ended
	Through	Through	December 31,	December 31,
	July 14, 2016	December 31, 2016	2017	2018
Weighted average assumptions used to determine benefit obligations as of end of period:
Discount rate	3.43%	3.99%	3.51%	4.17%
Weighted average assumptions used to determine net periodic pension cost for the period:
Discount rate	4.17%	3.43%	3.98%	3.51%
Expected long-term return on plan assets	6.75%	6.75%	6.50%	6.50%
After consultation with our actuaries, we determine these actuarial assumptions on December 31 of each year to calculate liability information as of that date and pension expense for the following year. The expected long-term rate of return on plan assets is based on projected rates of return for current and planned asset classes in the plan’s investment portfolio. The discount rate is generally based on the yield of high-quality corporate fixed-income investments.
Actuarial valuations and assumptions used in the determination of future values of plan assets and liabilities are subject to management judgment and may differ significantly if different assumptions are used. The following table highlights the sensitivity of our pension obligations and 2019 net periodic pension (income) expense to changes in these assumptions, assuming all other assumptions remain constant.

	Impact on 2019 Net Periodic	Impact on Pension
Change in Assumption	Pension (Income) Expense	Benefit Obligation
0.25 percentage point decrease in discount rate	Decrease $2 million	Increase $47 million
0.25 percentage point increase in discount rate	Decrease $1 million	Decrease $45 million
0.25 percentage point decrease in expected rate of return on assets	Increase $3 million
0.25 percentage point increase in expected rate of return on assets	Decrease $3 million

Contingent liabilities

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

Fresh start accounting

Upon our emergence from the Chapter 11 Cases, we adopted fresh start accounting in accordance with the provisions of ASC 852, Reorganizations, which resulted in us becoming a new entity for financial reporting purposes. Upon adoption of fresh start accounting, our assets and liabilities were recorded at their fair values as of the Effective Date. The Effective Date fair values of our assets and liabilities differed materially from the recorded values of our assets and liabilities as reflected in our historical consolidated balance sheet. The effects of the Plan and the application of fresh start accounting were reflected in our Consolidated Financial Statements as of July 14, 2016 and the related adjustments thereto were recorded in our Consolidated Statement of Operations as reorganization items for the period January 1, to July 14, 2016 (Predecessor).

As a result, our Consolidated Balance Sheets and Consolidated Statements of Operations subsequent to the Effective Date are not comparable to our consolidated balance sheets and statements of operations prior to the Effective Date. Our Consolidated Financial Statements and related footnotes are presented with a black line division which delineates the lack of comparability between amounts presented after July 14, 2016 and dates on or prior to July 14, 2016. Our financial results for future periods following the application of fresh start accounting will be different from historical trends and the differences may be material.

Recent Accounting Pronouncements

For a description of recently issued and adopted accounting pronouncements, including the respective dates of adoption and expected effects on our results of operations and financial condition, see Part II, Item 8, Note 2 of Notes to Consolidated Financial Statements, which is incorporated by reference in response to this item.

Financial Reporting After Emergence from Bankruptcy and Presentation of Predecessor and Successor

Management’s discussion and analysis of the results of operations and of liquidity compares the year ended December 31, 2018 to the year ended December 31, 2017, and the year ended December 31, 2017 to the year ended December 31, 2016. References to “Predecessor” refer to the Company prior to the Effective Date. Operating results for the Predecessor and Successor periods are not necessarily indicative of the results to be expected for a full year. References such as the “Company,”

“we,” “our” and “us” refer to Verso, whether Predecessor and/or Successor, as appropriate. Presentation of the combined financial information of the Predecessor and Successor for the year ended December 31, 2016 is not in accordance with generally accepted accounting principles in the United States of America, or “GAAP.” However, we believe that for purposes of discussion and analysis in this annual report, the combined financial results are useful for management and investors to assess the Company’s ongoing financial and operational performance and trends. See Note 1, Summary of Business and Significant Accounting Policies and Note 20, Bankruptcy Related Disclosures to our Consolidated Financial Statements included elsewhere in this report for additional information.

Results of Operations

The following table sets forth the historical results of operations of Verso for the periods presented. The following discussion of our financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements and the related notes thereto included elsewhere in this annual report.

	Predecessor	Successor
	January 1, 2016	July 15, 2016	Year Ended	Year Ended
	Through	Through	December 31,	December 31,
(Dollars in millions)	July 14, 2016	December 31, 2016	2017	2018
Net sales	$1,417	$1,224	$2,461	$2,682
Costs and expenses:
Cost of products sold (exclusive of depreciation and amortization)	1,250	1,126	2,250	2,321
Depreciation and amortization	100	93	115	111
Selling, general and administrative expenses	96	53	107	102
Restructuring charges	151	11	9	1
Other operating (income) expense	(57)	8	1	(5)
Operating income (loss)	(123)	(67)	(21)	152
Interest expense	39	17	38	33
Other (income) expense	(2)	(32)	(21)	(52)
Income (loss) before reorganization items, net	(160)	(52)	(38)	171
Reorganization items, net	(1,338)	—	—	—
Income (loss) before income taxes	1,178	(52)	(38)	171
Income tax expense (benefit)	—	(20)	(8)	—
Net income (loss)	$1,178	$(32)	$(30)	$171

2018 Compared to 2017

Net Sales. Net sales for the year ended December 31, 2018 increased by $221 million or 9% compared to the prior year. This increase in sales is primarily attributable to an increase in specialty papers sales volume, increased price across all product lines and favorable product mix, partially offset by lower volume in graphic papers and external pulp sales due to internal pulp needs. Total company sales volume was down from 2,959 thousand tons during the year ended December 31, 2017, to 2,927 thousand tons during the year ended December 31, 2018, driven by general softening of demand for coated papers, partially offset by an increase in packaging papers volume from the restart of previously shuttered No. 3 paper machine at our Androscoggin Mill.

Operating income. Operating income was $152 million in 2018, an increase of $173 million when compared to an operating loss of $21 million in 2017.

Our 2018 results were positively impacted by:

•	Favorable average net selling price and product mix ($233 million).

•	Lower operating expenses ($4 million) driven by decreased downtime.

•
Lower depreciation and amortization expense ($4 million) attributable to capacity reductions at our Androscoggin Mill, in which $6 million of accelerated depreciation was recognized in the first quarter of 2017 in connection with the temporary idling of the No. 3 paper machine.

•
Lower Selling, general and administrative expenses ($5 million) because of cost reduction initiatives implemented across the Company, partially offset by higher costs associated with our strategic alternatives initiative and non-cash equity award expense. As a percentage of net sales, Selling, general and administrative expenses were 3.8% for the year ended December 31, 2018, and 4.3% for the year ended December 31, 2017.

•	Lower restructuring charges ($8 million) primarily associated with the announced closure and relocation of the Memphis office headquarters and closure of our Wickliffe Mill in 2017.

•	An increase in Other operating income ($6 million) driven by the gain on sale of our Wickliffe Mill in 2018, partially offset by fees associated with our prior Chapter 11 Cases.

These net increases were partially offset by:

•	Higher input costs ($46 million) across all categories including chemicals, energy, wood fiber, and purchased pulp.

•	Higher planned major maintenance costs ($16 million) primarily because of bi-annual major maintenance expenses at our Quinnesec Mill and a significant outage at our Wisconsin Rapids Mill.

•	Higher freight costs ($23 million).

Interest expense. Interest expense for the year ended December 31, 2018 decreased $5 million or 13% compared to the year ended December 31, 2017. Interest expense for the year ended December 31, 2018 and December 31, 2017 includes $15 million and $2 million, respectively, in non-cash accelerated amortization of debt issuance cost and discounts associated with the voluntary principal prepayments and excess cash flow payments on our prior term loan facility. This increase in accelerated amortization expense was more than offset by reduced interest expense in 2018 from the reduction in amounts outstanding under the ABL Facility and the payoff of the prior term loan facility on September 10, 2018.

Other (income) expense. Other income of $52 million for the year ended December 31, 2018 includes $42 million of income related to the Settlement Agreement. Other income for the year ended December 31, 2017 includes $7 million related to the extinguishment of our obligation in December 2017 in connection with the unwind of a New Market Tax Credit transaction (see Note 16 to our Consolidated Financial Statements included elsewhere in this report). Additionally, the years ended December 31, 2018 and December 31, 2017 include income of $12 million and $14 million, respectively, associated with the non-operating components of net periodic pension and other postretirement cost (income) in connection with the adoption of ASU 2017-07 (see Note 2 to our Consolidated Financial Statements included elsewhere in this report).

Income tax expense (benefit). Income tax benefit was $8 million for the year ended December 31, 2017, of which we allocated $2 million of tax expense to other comprehensive income and recognized a $2 million tax benefit in continuing operations. Also, on December 22, 2017, the federal government enacted new tax reform legislation. The provisions of the U.S. Tax Cuts and Jobs Act of 2017, or the “Tax Act,” included a reduction in the corporate income tax rate from 35% to 21%, as well as a repeal of the alternative minimum tax and provisions allowing for the refund of any minimum tax credit carryovers. We recognized a tax benefit of $6 million in 2017 related to the recognition of a minimum tax credit carryover receivable. We expect to receive this refund over time starting in 2019 through 2022.

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

Cost of sales. Cost of products sold, excluding depreciation and amortization expenses, decreased $126 million or 5% in the year ended December 31, 2017 compared to the prior year. Our gross margin, excluding depreciation and amortization expenses, was 8.6% for the year ended December 31, 2017 compared to 10.0% for the year ended December 31, 2016 reflecting an incremental decrease of $54 million in gross margin. Gross margin was negatively impacted by lower sales volume, lower sales prices, inflation in chemicals and energy costs and inventory reduction initiatives, partially offset by lower wood fiber costs, reductions in manufacturing overhead costs and inventory fair value adjustments associated with fresh start accounting in 2016.

Depreciation and amortization. Depreciation and amortization expenses decreased $78 million or 40% from the prior year. The reduction in Depreciation and amortization is attributable to the capacity reductions at our Androscoggin Mill, the closure of the Wickliffe Mill and the reduction in the carrying value of our Property, plant and equipment, net, as a result of the adoption of fresh start accounting.

Selling, general and administrative expenses. Selling, general and administrative expenses for the year ended December 31, 2017 decreased $42 million or 28% compared to the prior year primarily attributable to cost reduction initiatives implemented across the Company and a change in accounting policy adopted in connection with fresh start accounting related to certain centralized manufacturing overhead costs of $15 million previously presented in Selling, general and administrative expenses of the Predecessor that are now presented in Cost of products sold of the Successor. In addition, Selling, general and administrative expenses for the year ended December 31, 2016 included $6 million in costs incurred in connection with pre-reorganization advisory and legal services related to planning for the Chapter 11 Cases. As a percentage of net sales, Selling, general and administrative expense was 4% for the year ended December 31, 2017 and 6% for the year ended December 31, 2016.

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

Interest expense. Interest expense for the year ended December 31, 2017 decreased $18 million or 32% compared to the prior year. For the year ended December 31, 2016, we ceased recording interest expense as of the Petition Date on outstanding pre-petition debt classified as Liabilities subject to compromise, or “LSTC.” Such interest on pre-petition debt was stayed by the Bankruptcy Court effective on the Petition Date. During the pendency of the bankruptcy, the Predecessor incurred interest expense on its debtor-in-possession facilities. For periods subsequent to the Effective Date, the Successor incurred interest expense on the outstanding balance of our ABL Facility and prior term loan facility.

Other (income) expense. Other income for the year ended December 31, 2017 and December 31, 2016 include income of $14 million and $32 million, respectively, associated with the non-operating components of net periodic pension and other postretirement cost (income) in connection with the adoption of ASU 2017-07 (see Note 2 to our Consolidated Financial Statements included elsewhere in this report). In addition, Other income for the year ended December 31, 2017 includes $7 million related to the extinguishment of our obligation in December 2017 in connection with the unwind of a New Market Tax Credit transaction (see Note 16 to our Consolidated Financial Statements included elsewhere in this report).

Reorganization items, net. Reorganization items, net, which represent expenses and income associated with the Chapter 11 Cases, resulted in a net gain of $1,338 million for the period from January 1, 2016 through July 14, 2016 (Predecessor). This amount was driven primarily by a gain on settlement of LSTC and the DIP Facilities of $1,992 million offset by a loss of $651 million due to the revaluation of our assets and liabilities as part of the application of fresh start accounting as of the Effective Date. Additionally, we recognized a gain of $81 million associated with the write-off of unamortized deferred financing costs related to pre-petition debt. We also incurred $52 million of professional fees paid for legal, consulting and other bankruptcy-related costs and services.

Income tax expense (benefit). Income tax benefit decreased $12 million in 2017 compared to the prior year. In 2017, we allocated $2 million of tax expense to other comprehensive income and recognized a $2 million tax benefit in continuing operations. Also, on December 22, 2017, the federal government enacted new tax reform legislation. The provisions of the Tax Act included a reduction in the corporate income tax rate from 35% to 21%, as well as a repeal of the alternative minimum tax and provisions allowing for the refund of any minimum tax credit carryovers. We recognized a tax benefit of $6 million in 2017 related to the recognition of a minimum tax credit carryover receivable. We expect to receive this refund over time starting in 2019 through 2022. In 2016, we allocated $20 million of tax expense to other comprehensive income and recognized a $20 million tax benefit in continuing operations.

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

Because EBITDA and Adjusted EBITDA are not measurements determined in accordance with GAAP and are susceptible to varying calculations, EBITDA and Adjusted EBITDA, as presented, may not be comparable to similarly titled measures of other companies. You should consider our EBITDA and Adjusted EBITDA in addition to, and not as a substitute for, or superior to, our operating or net income (loss), which are determined in accordance with GAAP.

The following table reconciles net income (loss) to EBITDA and Adjusted EBITDA for the periods presented:

	Predecessor	Successor
	January 1, 2016	July 15, 2016	Year	Year
	Through	Through	Ended	Ended
	July 14,	December 31,	December 31,	December 31,
(Dollars in millions)	2016	2016	2017	2018
Net income (loss)	$1,178	$(32)	$(30)	$171
Income tax expense (benefit)	—	(20)	(8)	—
Interest expense	39	17	38	33
Depreciation and amortization	100	93	115	111
EBITDA	$1,317	$58	$115	$315
Adjustments to EBITDA:
Reorganization items, net (1)	(1,338)	—	—	—
Restructuring charges (2)	151	11	9	1
Non-cash equity award compensation (3)	4	1	1	8
Androscoggin PM No. 3 startup (4)	—	—	—	10
Countervailing duty settlement (5)	—	—	—	(42)
Fresh start accounting adjustments (6)	3	46	—	—
(Gain) loss on sale or disposal of assets (7)	(57)	2	3	(8)
Pre- and post-reorganization costs (8)	6	8	1	4
Other severance costs (9)	2	3	6	—
Strategic initiatives costs (10)	—	—	3	5
Extinguishment of NMTC obligation (11)	—	—	(7)	—
Other items, net (12)	7	4	3	3
Adjusted EBITDA	$95	$133	$134	$296
(1)     Net gains associated with the Chapter 11 Cases.

(2)
For 2016, charges are primarily associated with the closure of the Wickliffe Mill, of which $137 million is non-cash. For 2017 and 2018, charges are primarily associated with the closure and relocation of the Memphis office headquarters and closure of the Wickliffe Mill.

(3)	Amortization of non-cash incentive compensation.

(4)	Costs incurred in connection with the upgrade of previously shuttered No. 3 paper machine and pulp line at the Androscoggin Mill.

(5)	Countervailing duty settlement gains pursuant to the Settlement Agreement.

(6)	Non-cash charges related to the one-time impacts of adopting fresh start accounting.

(7)	Realized (gains) and losses on the disposal of assets, which are primarily attributable to the sale of hydroelectric facilities in January 2016 and the sale of the Wickliffe Mill in September 2018.

(8)	Costs incurred in connection with advisory and legal services related to planning for and emerging from the Chapter 11 Cases.

(9)	Severance and related benefit costs not associated with restructuring activities.

(10)	Professional fees and other charges associated with the strategic alternatives initiative.

(11)
Extinguishment of obligation in December 2017 in connection with the unwind of a New Market Tax Credit (NMTC) transaction entered in 2010. See Note 16 to our Consolidated Financial Statements included elsewhere in this report.

(12)
Costs associated with the indefinite idling of the Wickliffe Mill and unrealized losses (gains) on energy-related derivative contracts in 2016, costs incurred in connection with the re-engineering of information systems and costs associated with the temporary idling of the No. 3 paper machine at the Androscoggin Mill in 2017, and other miscellaneous adjustments in 2016, 2017 and 2018.

Liquidity and Capital Resources

Our principal cash requirements include ongoing operating costs: working capital needs, capital expenditures for maintenance and strategic investments and pension contributions. While changes in these ongoing operating costs can impact operating cash generation, we believe that our planning and strategies on pricing and cost control have resulted in our improved cash flows from operations in recent years. We also from time to time utilize factoring of accounts receivable (for example, quick pay programs sponsored by customers) as an alternative source of funds when cost is favorable to our ABL Facility or due to other considerations. We believe our cash and cash equivalents at December 31, 2018, future cash generated from operations and, to the extent necessary, the availability under our ABL Facility will be sufficient to meet these needs for at least the next twelve months. Our ability to sustain our working capital position is subject to a number of risks that we discuss in “Part I, Item 1A, Risk Factors,” included elsewhere in this report.
As of December 31, 2018, we had cash and cash equivalents of $26 million while the outstanding balance of our ABL Facility was zero, with $34 million issued in letters of credit and $283 million available for future borrowings.
As of February 15, 2019, we had outstanding borrowings of $35 million under our ABL Facility, which reflect normal first quarter working capital activity.

During the year ended December 31, 2018, we repaid in full our prior term loan facility. We made scheduled principal payments totaling $9 million and mandatory repayments as a result of the excess cash flow requirement of $21 million during the year ended December 31, 2018. We elected to make additional voluntary principal prepayments on the prior term loan facility totaling $116 million to repay the term loan facility in full from our available liquidity. Our prior term loan facility was repaid in full on September 10, 2018.

During the year ended December 31, 2017, we elected to make voluntary principal prepayments totaling $40 million on the prior term loan facility, from available liquidity including amounts under our ABL Facility, and applied these payments against the final maturity amount due in October 2021.
Our cash flows from operating, investing and financing activities, as reflected in the accompanying Consolidated Statements of Cash Flows, are summarized in the following table.

	Predecessor	Successor
	January 1, 2016	July 15, 2016	Year Ended	Year Ended
	Through	Through	December 31,	December 31,
(Dollars in millions)	July 14, 2016	December 31, 2016	2017	2018
Net cash provided by (used in):
Operating activities	$25	$17	$153	$283
Investing activities	32	(41)	(40)	(52)
Financing activities	(11)	(20)	(113)	(212)
Change in cash and cash equivalents and restricted cash	$46	$(44)	$—	$19

Operating Activities
Our operating cash flow requirements are primarily for salaries and benefits, the purchase of raw materials including wood fiber, chemicals and energy, and other expenses such as maintenance and warehousing costs. In 2018, our net cash provided by operating activities of $283 million primarily reflects a net income of $171 million adjusted for noncash depreciation and amortization of $111 million, $19 million of noncash amortization of debt issuance cost and discount and $31 million of cash provided by working capital related changes, partially offset by pension plan contributions of $43 million.

In 2017, our net cash provided by operating activities of $153 million reflects a net loss of $30 million, pension plan contributions of $32 million, deferred taxes of $8 million, offset by noncash depreciation and amortization of $115 million and cash provided by working capital related changes of $99 million.

For the period from July 15, 2016 through December 31, 2016 (Successor), our net cash provided by operating activities of $17 million reflects a net loss of $32 million, adjusted noncash postretirement gain of $25 million and deferred taxes of $20 million, offset by noncash depreciation and amortization of $96 million and cash provided by working capital related changes of $19 million. For the period from January 1, 2016 through July 14, 2016 (Predecessor), our net cash provided by operating activities of $25 million was driven by net income of $1,178 million, net cash provided by working capital related changes of $34 million, non-cash depreciation and amortization, gain on sale of assets and non-cash restructuring charges of $180 million and the adjustment for debtor-in-possession financing costs of $22 million, partially offset by noncash reorganization items of $1,390 million.
Investing Activities
In 2018, our net cash used in investing activities of $52 million consisted primarily of $73 million for capital expenditures, of which $18 million related to the upgrade/restart of the No. 3 paper machine and pulp line at our Androscoggin Mill. Our capital expenditures were partially offset by $4 million in cash received from a grant administered by the Maine Technology Institute related to the No. 3 paper machine upgrade/restart and $17 million in proceeds from the sale of assets, of which $16 million related to the sale of our Wickliffe Mill.
In 2017, our net cash used in investing activities consisted of $40 million of capital expenditures.
For the period from July 15, 2016 through December 31, 2016 (Successor), our net cash used in investing activities consisted primarily of $42 million for capital expenditures. For the period from January 1, 2016 through July 14, 2016 (Predecessor), our net cash provided by investing activities of $32 million consisted primarily of $63 million of proceeds from the sale of certain hydroelectric generation facilities and related assets, partially offset by $31 million of capital expenditures.
Our annual capital expenditures for 2019 are expected to be between $100 million and $110 million.

Financing Activities

In 2018, our net cash used in financing activities of $212 million consisted primarily of $146 million in payments on the prior term loan facility, which included $9 million in scheduled principal payments, $21 million as a result of the excess cash flow requirement and $116 million in additional voluntary principal prepayments, and net payments of $65 million on the ABL Facility.

In 2017, our net cash used in financing activities of $113 million consisted primarily of $65 million in payments on the prior term loan facility, which included $18 million in scheduled principal payments, $7 million as a result of the excess cash flow requirement and $40 million in additional voluntary principal prepayments, and net payments of $47 million on the ABL Facility.

In the period from July 15, 2016 to December 31, 2016 (Successor), net cash used in financing activities of $20 million consisted primarily of net payments of $8 million on the ABL Facility and $9 million on the prior term loan facility. In the period from January 1, 2016 to July 14, 2016 (Predecessor), net cash used in financing activities of $11 million consisted primarily of net payments on pre-petition revolving credit facilities of $299 million, $30 million of debt issuance costs, partially offset by proceeds from the ABL Facility of $120 million and proceeds net of original issue discount of the prior term loan facility of $198 million.

Credit Facilities

On the Effective Date, pursuant to the terms of the Plan, VPH entered into a $375 million asset-based revolving credit facility, or the “ABL Facility,” and a $220 million senior secured term loan (with loan proceeds of $198 million after the deduction of the original issue discount), or, collectively, the “Credit Facilities.” As noted above, the term loan facility was repaid in full on September 10, 2018.

On February 6, 2019, Verso Paper, as borrower, and Verso Holding entered into a second amendment, or the “ABL Amendment,” to the ABL Facility. As a result of the ABL Amendment, the ABL Facility provides for revolving commitments of $350 million, with a $100 million sublimit for letters of credit and a $35 million sublimit for swingline loans. Verso Paper may request one or more incremental revolving commitments in an aggregate principal amount up to the excess, if any, of (a) the greater of (i) $75 million and (ii) the excess of the borrowing base at such time over the amount of the revolving facility commitments at such time, over (b) the aggregate amount of all incremental revolving facility commitments established prior to such time under the ABL Facility; however, the lenders are not obligated to increase the revolving commitments upon any such request. Availability under the ABL Facility is subject to customary borrowing conditions. The ABL Facility will mature on February 6, 2024.

Outstanding borrowings under the ABL Facility will now bear interest at an annual rate equal to, at the option of Verso Paper, either (i) a customary London interbank offered rate plus an applicable margin ranging from 1.25% to 1.75% or (ii) a customary base rate plus an applicable margin ranging from 0.25% to 0.75%, determined based upon the average excess availability under the ABL Facility. Verso Paper also is required to pay a commitment fee for the unused portion of the ABL Facility of 0.25% per year, based upon the average revolver usage under the ABL Facility. As of December 31, 2018, we had no outstanding borrowings under the ABL Facility, with $34 million issued in letters of credit, and $283 million available for future borrowings.

All obligations under the ABL Facility are unconditionally guaranteed by Verso Holding, and certain of the subsidiaries of Verso Paper. The security interest with respect to the ABL Facility consists of a first-priority lien on certain assets of Verso Paper, Verso Holding and the other guarantor subsidiaries, including accounts receivable, inventory, certain deposit accounts, securities accounts and commodities accounts.

The ABL Facility contains financial covenants requiring us, among other things, to maintain a minimum fixed charge coverage ratio in certain circumstances and a maximum total net leverage ratio. The ABL Facility also contains restrictions, among other things and subject to certain exceptions, on our ability to incur debt or liens, pay dividends, repurchase equity interest, prepay indebtedness, sell or dispose of assets and make investments in or merge with another company.

If Verso Paper were to violate any of the covenants under the ABL Facility and were unable to obtain a waiver, it would be considered a default after the expiration of any applicable grace period. If Verso Paper were in default under the ABL Facility, then the lenders thereunder may exercise remedies in accordance with the terms thereof. In addition, if Verso Paper were in default under the ABL Facility, no additional borrowings under the ABL Facility would be available until the default was waived or cured. The ABL Facility provides for customary events of default, including a cross-event of default provision in respect of any other existing debt instrument having an aggregate principal amount that exceeds $25 million.
As of December 31, 2018 (Successor), we were in compliance with the covenants in our ABL Facility.

Off-Balance Sheet Arrangements
None.

Contractual Obligations

The following table reflects our contractual obligations associated with our debt and other obligations as of December 31, 2018:

		Payments Due by Period
(Dollars in millions)	Total	2019	2020-2021	2022-2023	Thereafter
Operating leases(1)	$14	$6	$7	$1	$—
Fiber supply agreements(2)	117	29	28	4	56
Purchase obligations(3)	54	18	23	8	5
Other long-term obligations(4)	32	1	9	5	17
Total	$217	$54	$67	$18	$78
Other Commercial Obligations
Standby letters of credit(5)	$34	$34	$—	$—	$—
Total	$34	$34	$—	$—	$—

(1)	Future minimum rental payments due under non-cancelable operating leases that have initial or remaining lease terms in excess of one year.

(2)	The contractual obligations consist of the minimum required expenditure to be made pursuant to the fiber supply agreements.

(3)	Unconditional purchase obligations in the ordinary course of business for the purchase of certain raw materials, energy and services.

(4)	Pension benefit obligation has been excluded from the Contractual Obligations table. See Note 11 to the Consolidated Financial Statements included elsewhere in this report for more information.

(5)	We are required to post letters of credit or other financial assurance obligations with certain energy and other suppliers and certain other parties.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from fluctuations in our paper prices, interest rates, energy prices and commodity prices for our inputs.

Paper Prices

Our sales, which we report net of rebates, allowances and discounts, are a function of the number of tons of paper that we sell and the price at which we sell our paper. Paper prices historically have been a function of macroeconomic factors that influence supply and demand. Price has historically been substantially more variable than volume and can change significantly over relatively short time periods. Price is also subject to volatility due to fluctuations in foreign exchange rates of the U.S. dollar relative to other currencies, especially the euro, which can lead to lower average sales price realization.

We are primarily focused on serving the following end-user markets: specialty converters, containerboard converters, general commercial print, catalogs and magazine publishers. Coated papers demand is primarily driven by advertising and print media usage. Advertising spending and magazine and catalog circulation tend to correlate with gross domestic product, or “GDP,” in the United States, as they rise with a strong economy and contract with a weak economy, which impacts media spend which further impacts magazine and catalog subscriptions.

Many of our customers provide us with forecasts of their paper needs, which allows us to plan our production runs in advance, optimizing production over our integrated mill system and thereby reducing costs and increasing overall efficiency. Generally, our sales agreements do not extend beyond the calendar year, and they typically provide for quarterly or semiannual price adjustments based on market price movements.

We reach our end-users through several channels, including merchants, brokers, printers and direct sales to end-users. We sell our products to approximately 300 customers which comprise approximately 1,600 end-user accounts. In 2018, our largest customer, Veritiv Corporation, accounted for 19% of our net sales.

Interest Rates

As of December 31, 2018, we had no borrowings outstanding under our ABL Facility. Borrowings under our ABL Facility bear interest at a variable rate based on LIBOR or a customary base rate, in each case plus an applicable margin. See above under “Liquidity and Capital Resources - Credit Facilities” for additional information.

While we may enter into agreements limiting our exposure to higher interest rates, any such agreements may not offer complete protection from this risk.

Commodity Prices

We are subject to changes in our cost of sales caused by movements in underlying commodity prices. The principal components of our cost of sales are chemicals, wood fiber, energy, labor and maintenance. The cost of commodities, including chemicals, wood fiber and energy, are the most variable component of our cost of sales because their prices can fluctuate substantially, sometimes within a relatively short period of time. In addition, our aggregate commodity purchases fluctuate based on the volume of paper that we produce.

Wood Fiber. We source our wood fiber from a broad group of timberland and sawmill owners located in the regions around our mills. Our cost to purchase wood is affected directly by market price of wood in our regional markets and indirectly by the effect of higher fuel cost of logging and transportation of timber to our facilities. While we have in place fiber supply agreements that ensure delivery of a substantial portion of our wood requirements, purchases under these agreements are typically at market rates.

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

Energy. We produce a significant portion of our energy needs for our paper mills from sources such as waste wood, waste water, hydroelectric facilities, liquid biomass from our pulping process and internal energy cogeneration facilities. Our external energy purchases vary across each of our mills and include fuel oil, natural gas, coal and electricity. Our overall energy expenditures are mitigated by our internal energy production capacity and ability to switch between certain energy sources. The use of derivative contracts is also a consideration as part of our risk management strategy to manage our exposure to market fluctuations in energy prices.

Item 8. Financial Statements and Supplementary Data

Verso Corporation
Consolidated Financial Statements

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of Verso Corporation’s internal control over financial reporting as of December 31, 2018, based upon the guidelines established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Verso Corporation’s internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America.

Based on the results of our evaluation, our management concluded that Verso Corporation’s internal control over financial reporting was effective as of December 31, 2018. We reviewed the results of management’s assessment with our Audit Committee.

The effectiveness of Verso Corporation’s internal control over financial reporting as of December 31, 2018, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their attestation report which appears below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Verso Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Verso Corporation and subsidiaries (the "Company") as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income (loss), changes in stockholders' equity, and cash flows, for the years ended December 31, 2018, December 31, 2017, the period July 15, 2016 through December 31, 2016 (Successor Period Operations) and the period January 1, 2016 through July 14, 2016 (Predecessor Period Operations) and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for the years ended December 31, 2018, December 31, 2017, the period of July 15, 2016 through December 31, 2016 (Successor Period Operations) and the period January 1, 2016 through July 14, 2016 (Predecessor Period Operations), in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2019, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
March 1, 2019

We have served as the Company's auditor since 2006.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Verso Corporation
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Verso Corporation and subsidiaries (the “Company”) as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2018, of the Company and our report dated March 1, 2019, expressed an unqualified opinion on those financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
/s/ DELOITTE & TOUCHE LLP

Dayton, Ohio
March 1, 2019

VERSO CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
(Dollars in millions)	2017	2018
ASSETS
Current assets:
Cash and cash equivalents	$7	$26
Accounts receivable, net	208	197
Inventories	385	398
Prepaid expenses and other assets	14	12
Total current assets	614	633
Property, plant and equipment, net	1,062	1,016
Intangibles and other assets, net	56	50
Total assets	$1,732	$1,699
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$176	$215
Accrued and other liabilities	129	118
Current maturities of long-term debt	60	—
Total current liabilities	365	333
Long-term debt	130	—
Pension benefit obligation	457	428
Other long-term liabilities	34	32
Total liabilities	986	793
Commitments and contingencies (Note 17)
Equity:
Preferred stock -- par value $0.01 (50,000,000 shares authorized, no shares issued)	—	—
Common stock -- par value $0.01 (210,000,000 Class A shares authorized with 34,173,571 shares issued and 34,164,434 outstanding on December 31, 2017 and 34,569,917 shares issued and 34,484,093 outstanding on December 31, 2018; 40,000,000 Class B shares authorized with 291,039 shares issued and outstanding on December 31, 2017 and no shares issued and outstanding on December 31, 2018)	—	—
Treasury stock -- at cost (9,137 shares on December 31, 2017 and 85,824 shares on December 31, 2018)	—	(2)
Paid-in-capital (including Warrants of $10 million)	676	686
Retained earnings (deficit)	(62)	102
Accumulated other comprehensive income	132	120
Total equity	746	906
Total liabilities and equity	$1,732	$1,699

See Notes to Consolidated Financial Statements.

VERSO CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Predecessor	Successor
	January 1, 2016	July 15, 2016	Year Ended	Year Ended
	Through	Through	December 31,	December 31,
(Dollars in millions, except per share amounts)	July 14, 2016	December 31, 2016	2017	2018
Net sales	$1,417	$1,224	$2,461	$2,682
Costs and expenses:
Cost of products sold (exclusive of depreciation and amortization)	1,250	1,126	2,250	2,321
Depreciation and amortization	100	93	115	111
Selling, general and administrative expenses	96	53	107	102
Restructuring charges	151	11	9	1
Other operating (income) expense	(57)	8	1	(5)
Operating income (loss)	(123)	(67)	(21)	152
Interest expense	39	17	38	33
Other (income) expense	(2)	(32)	(21)	(52)
Income (loss) before reorganization items, net	(160)	(52)	(38)	171
Reorganization items, net	(1,338)	—	—	—
Income (loss) before income taxes	1,178	(52)	(38)	171
Income tax expense (benefit)	—	(20)	(8)	—
Net income (loss)	$1,178	$(32)	$(30)	$171
Income (loss) per common share:
Basic	$14.39	$(0.93)	$(0.87)	$4.97
Diluted	14.39	(0.93)	(0.87)	4.88
Weighted average common shares outstanding (in thousands):
Basic	81,847	34,391	34,432	34,514
Diluted	81,847	34,391	34,432	35,096

See Notes to Consolidated Financial Statements.

VERSO CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Predecessor	Successor
	January 1, 2016	July 15, 2016	Year Ended	Year Ended
	Through	Through	December 31,	December 31,
(Dollars in millions)	July 14, 2016	December 31, 2016	2017	2018
Net income (loss)	$1,178	$(32)	$(30)	$171
Other comprehensive income (loss), net of tax:
Defined benefit pension/other postretirement plans:
Pension/other postretirement liability adjustment, net	—	127	5	(20)
Amortization of net actuarial loss	1	—	—	1
Other comprehensive income (loss), net of tax	1	127	5	(19)
Comprehensive income (loss)	$1,179	$95	$(25)	$152

See Notes to Consolidated Financial Statements.

VERSO CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock (Predecessor)		Class A (Successor)		Class B (Successor)
(Dollars in millions, shares in thousands)	Common Shares	Common Stock	Common Shares	Common Stock	Common Shares	Common Stock	Treasury Shares	Treasury Stock	Paid-in- Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity (Deficit)
Balance - December 31, 2015 - Predecessor	82,115	$1					241	$(1)	$321	$(1,402)	$(102)	$(1,183)
Net income (loss) for the period January 1, 2016 to July 14, 2016	—	—					—	—	—	1,178	—	1,178
Other comprehensive income (loss), net	—	—					—	—	—	—	1	1
Treasury shares	—	—					52	—	—	—	—	—
Equity award expense	—	—					—	—	4	—	—	4
Cancellation of Predecessor common stock	(82,115)	(1)					(293)	1	—	—	—	—
Elimination of Predecessor additional paid-in-capital, accumulated deficit and accumulated other comprehensive loss	—	—					—	—	(325)	224	101	—
Issuance of Successor common stock and stock purchase warrants			33,367	—	1,024	—	—	—	675	—	—	675
Balance - July 14, 2016 - Predecessor	—	$—	33,367	$—	1,024	$—	—	$—	$675	$—	$—	$675

Balance - July 15, 2016 - Successor			33,367	$—	1,024	$—	—	$—	$675	$—	$—	$675
Net income (loss) for the period July 15, 2016 to December 31, 2016			—	—	—	—	—	—	—	(32)	—	(32)
Other comprehensive income (loss), net			—	—	—	—	—	—	—	—	127	127
Balance - December 31, 2016 - Successor			33,367	$—	1,024	$—	—	$—	$675	$(32)	$127	$770
Net income (loss)			—	—	—	—	—	—	—	(30)	—	(30)
Other comprehensive income (loss), net			—	—	—	—	—	—	—	—	5	5
Treasury shares			—	—	—	—	9	—	—	—	—	—
Common stock issued for restricted stock			73	—	—	—	—	—	—	—	—	—
Class B stock converted to Class A stock			733	—	(733)	—	—	—	—	—	—	—
Equity award expense			—	—	—	—	—	—	1	—	—	1
Balance - December 31, 2017 - Successor			34,173	$—	291	$—	9	$—	$676	$(62)	$132	$746
Net income (loss)			—	—	—	—	—	—	—	171	—	171
Other comprehensive income (loss), net			—	—	—	—	—	—	—	—	(19)	(19)
Treasury shares			—	—	—	—	77	(2)	2	—	—	—
Common stock issued for restricted stock			106	—	—	—	—	—	—	—	—	—
Class B stock converted to Class A stock			291	—	(291)	—	—	—	—	—	—	—
Equity award expense			—	—	—	—	—	—	8	—	—	8
Reclassification of stranded tax effects (ASU 2018-02)			—	—	—	—	—	—	—	(7)	7	—
Balance - December 31, 2018 - Successor			34,570	$—	—	$—	86	$(2)	$686	$102	$120	$906

See Notes to Consolidated Financial Statements.

VERSO CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Predecessor	Successor
	January 1, 2016	July 15, 2016	Year Ended	Year Ended
	Through	Through	December 31,	December 31,
(Dollars in millions)	July 14, 2016	December 31, 2016	2017	2018
Cash Flows From Operating Activities:
Net income (loss)	$1,178	$(32)	$(30)	$171
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	100	93	115	111
Noncash restructuring charges	137	—	—	—
Reorganization items and fresh start reporting adjustments, net	(1,390)	—	—	—
Noncash postretirement gain	—	(25)	(4)	—
Net periodic pension cost (income)	6	—	6	(7)
Pension plan contributions	(16)	(10)	(32)	(43)
Amortization of debt issuance cost and discount	1	3	9	19
Extinguishment of New Market Tax Credit obligation	—	—	(7)	—
Equity award expense	4	—	1	8
(Gain) loss on sale or disposal of assets	(57)	2	3	(8)
Deferred taxes	—	(20)	(8)	—
Debtor-in-possession financing costs	22	—	—	—
Prepayment premium on Term Loan Facility	—	—	1	1
Other, net	6	—	—	—
Changes in assets and liabilities:
Accounts receivable, net	26	4	(13)	11
Inventories	(28)	44	60	(12)
Prepaid expenses and other assets	10	7	6	4
Accounts payable	68	(40)	67	40
Accrued and other liabilities	(42)	(9)	(21)	(12)
Net cash provided by (used in) operating activities	25	17	153	283
Cash Flows From Investing Activities:
Proceeds from sale of assets	63	1	—	17
Capital expenditures	(31)	(42)	(40)	(73)
Grant proceeds from Maine Technology Institute	—	—	—	4
Net cash provided by (used in) investing activities	32	(41)	(40)	(52)

VERSO CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Predecessor	Successor
	January 1, 2016	July 15, 2016	Year Ended	Year Ended
	Through	Through	December 31,	December 31,
(Dollars in millions)	July 14, 2016	December 31, 2016	2017	2018
Cash Flows From Financing Activities:
Borrowings on revolving credit facilities	147	—	—	—
Payments on revolving credit facilities	(446)	—	—	—
Borrowings on debtor-in-possession revolving credit facilities	275	—	—	—
Payments on debtor-in-possession revolving credit facilities	(275)	—	—	—
Proceeds from debtor-in-possession term loan	175	—	—	—
Repayment of debtor-in-possession term loan	(175)	—	—	—
Borrowings on ABL Facility	120	43	186	442
Payments on ABL Facility	—	(51)	(233)	(507)
Proceeds from Term Loan Facility	220	—	—	—
Payments on Term Loan Facility	—	(9)	(65)	(146)
Prepayment premium on Term Loan Facility	—	—	(1)	(1)
Original issue discount on Term Loan Facility	(22)	—	—	—
Debtor-in-possession financing costs	(22)	—	—	—
Debt issuance costs	(8)	(3)	—	—
Net cash provided by (used in) financing activities	(11)	(20)	(113)	(212)
Change in Cash and cash equivalents and restricted cash	46	(44)	—	19
Cash and cash equivalents and restricted cash at beginning of period	7	53	9	9
Cash and cash equivalents and restricted cash at end of period	$53	$9	$9	$28

Supplementary cash flow disclosures:
Total interest paid	$12	$12	$30	$16
Total income taxes paid (received)	—	—	—	—
Noncash investing and financing activities:
Reduction in debt for debt modification	(1)	—	—	—
Increase in long-term debt from paid in kind (PIK) interest	9	—	—	—
Issuance of Common Stock	675	—	—	—
Cancellation of Debt	(2,324)	—	—	—

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

Nature of Business — Verso operates in the pulp and paper market segments. However, Verso determined that the operating income (loss) of the pulp segment is immaterial for disclosure purposes (see Note 18). Verso’s core business platform is as a producer of graphic papers, specialty papers, packaging papers and pulp. Verso’s products are used primarily in media and marketing applications, including catalogs, magazines, commercial printing applications, such as high-end advertising brochures, annual reports and direct-mail advertising, and specialty applications, such as flexible packaging and label and converting. Verso’s market kraft pulp is used to manufacture printing, writing and specialty paper grades, tissue, containerboard, bag and other products. Verso’s assets are utilized across segments in an integrated mill system and are not identified by segment or reviewed by management on a segment basis. Verso operates primarily in one geographic location, North America.

Basis of Presentation — On January 26, 2016, the “Petition Date,” Verso and substantially all of its direct and indirect subsidiaries, or the “Debtors,” filed voluntary petitions for relief, the “Chapter 11 Filings,” under Chapter 11 of Title 11 of the United States Code in the United States Bankruptcy Court for the District of Delaware, or the “Bankruptcy Code,” in the United States Bankruptcy Court for the District of Delaware, or the “Bankruptcy Court.” On June 23, 2016, the Bankruptcy Court entered an order, the “Confirmation Order,” confirming Debtors’ First Modified Third Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code dated as of June 20, 2016, or the “Plan.” On July 15, 2016, or the “Effective Date,” the Plan became effective pursuant to its terms and the Debtors emerged from their Chapter 11 cases, or the “Chapter 11 Cases” (see Note 20).

In accordance with the provisions of Financial Accounting Standards Board, or “FASB,” Accounting Standards Codification, or “ASC,” Topic 852, Reorganizations, and in conformity with ASC Topic 805, Business Combinations, the Company adopted fresh start accounting upon emergence from their Chapter 11 Cases and became a new entity for financial reporting purposes as of July 15, 2016. References to “Successor” or “Successor Company” relate to Verso on and subsequent to July 15, 2016. References to “Predecessor” or “Predecessor Company” refer to Verso prior to July 15, 2016. For accounting purposes, all emergence related transactions of the Predecessor including the impact of the issuance of the Successor common stock and warrants and entering into the Credit Facilities (as defined in Note 8) were recorded as of July 14, 2016. Accordingly, the Consolidated Financial Statements for the Successor are not comparable to the Consolidated Financial Statements for the Predecessor. Also in connection with the adoption of fresh start accounting, Verso elected to make certain material accounting policy changes as described below.

This report contains the Consolidated Financial Statements as of December 31, 2018 (Successor) and 2017 (Successor), for the year ended December 31, 2018 (Successor), for the year ended December 31, 2017 (Successor), for the period from January 1, 2016 to July 14, 2016 (Predecessor) and for the period from July 15, 2016 to December 31, 2016 (Successor). Variable interest entities for which Verso was the primary beneficiary are also consolidated (see Note 16). Intercompany balances and transactions are eliminated in consolidation.

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

Revenue Recognition — Verso generates revenue through product sales, and shipping terms generally indicate when the performance obligation has been fulfilled and control of products has been passed to the customer. Verso’s revenue transactions consist of a single performance obligation to transfer promised goods. Verso has pricing agreements with certain customers. These agreements usually define the mechanism for determining the sales price but do not impose a specific quantity on either party. Quantities to be delivered to the customer are determined at a point near the date of delivery through purchase orders or other written instructions Verso receives from the customer. Spot market sales are made through purchase orders or other written instructions. Revenue is recognized when a performance obligation has been fulfilled, which is typically when shipped from the mills or warehouses. For sales with shipping terms that transfer control at the destination point, revenue is recognized when the customer receives the goods and the performance obligation is complete. For sales with shipping terms that transfer control at the shipping point with Verso bearing responsibility for freight costs to the destination, Verso determined that a single performance obligation is fulfilled and revenue is recognized when the goods ship.

Revenue is measured as the consideration expected to be received in exchange for transferring product. Verso reduces the revenue recognized for estimated returns and other customer credits, such as discounts and volume rebates, based on the expected value to be realized. Verso does not have any significant payment terms as payment is received shortly after the point of sale. With respect to variable consideration, the amount of consideration expected to be received and revenue recognized includes the most likely amount of credits based on historical experience and terms of the arrangements. Revenues are adjusted at the earlier date of when the most likely amount of consideration expected to be received changes or as the consideration becomes fixed. Verso recognizes the cost of freight and shipping, when control has transferred to the customer as fulfillment activities, in Cost of products sold. Sales taxes collected from customers are excluded from revenues. Incidental costs that are immaterial within the context of the contract are expensed when incurred.

The following table presents the revenue disaggregated by product included on the Consolidated Statement of Operations:

Year Ended
December 31,
(Dollars in millions)	2018
Graphic papers	$1,655
Specialty papers	821
Packaging papers	67
Pulp	139
Total Net sales	$2,682
The following table presents the revenue disaggregated by sales channel included on the Consolidated Statement of Operations:

Year Ended
December 31,
(Dollars in millions)	2018
Direct sales	$1,510
Merchant sales	983
Broker sales	189
Total Net sales	$2,682
Shipping and Handling Costs — Shipping and handling costs, such as freight to customer destinations, are included in Cost of products sold in the Consolidated Statements of Operations. When the sales price includes charges to customers for shipping and handling, such amounts are included in Net sales.

Planned Major Maintenance Costs — Prior to the Effective Date, costs for planned major maintenance shutdowns were deferred and then expensed ratably over the period until the next major planned shutdown. Upon the Effective Date, costs for all repair and maintenance activities are expensed in the month that the related activity is performed, or goods received under the direct expense method of accounting.

Successor Cost of products sold/ Selling, general and administrative expenses — Certain centralized costs attributable to manufacturing overhead, including enterprise-wide human resources management, procurement and information systems support, presented in Selling, general and administrative expenses of the Predecessor are presented in Cost of products sold of the Successor. The amount presented in Cost of products sold, related to these costs, in the Consolidated Statements of Operations for the period from July 15, 2016 to December 31, 2016 is $11 million, and for the years ended December 31, 2017 and December 31, 2018 is $26 million and $22 million, respectively.
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
Equity Compensation — Verso accounts for equity awards in accordance with ASC Topic 718, Compensation – Stock Compensation. ASC Topic 718 requires employee equity awards to be accounted for under the fair value method. Accordingly, share-based compensation is measured at the grant date based on the fair value of the award. Verso uses the straight-line attribution method to recognize share-based compensation over the service period of the award. Restricted stock units vest over 1 to 4 years. Verso has elected to recognize forfeitures as an adjustment to compensation expense in the same period as they occur.

Income Taxes — Verso accounts for income taxes using the liability method pursuant to ASC Topic 740, Income Taxes. Under this method, Verso recognizes deferred tax assets and liabilities for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and reported amounts using enacted tax rates in effect for the year the differences are expected to reverse. Verso records a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be realized. Verso evaluates uncertain tax positions annually and considers whether the amounts recorded for income taxes are adequate to address its tax risk profile. Verso analyzes the potential tax liabilities of specific transactions and tax positions based on management’s judgment as to the expected outcome.

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

Fair Value of Financial Instruments — The carrying amounts for cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued liabilities approximate fair value due to the short maturity of these instruments. Verso determines the fair value of debt based on market information and a review of prices and terms available for similar obligations. See Note 4, Note 8, Note 11 and Note 20 for additional information regarding fair value.

Verso uses fair value measurements for the initial recording of certain assets and liabilities, periodic remeasurement of certain assets and liabilities and disclosures. Fair value is generally defined as the exit price at which an asset or liability could be exchanged in a current transaction between willing, unrelated parties, other than in a forced or liquidation sale.

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

Accounts Receivable — Verso maintains an allowance for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. Verso manages credit risk related to trade accounts receivable by continually monitoring the creditworthiness of customers to whom credit is granted in the normal course of business. Trade accounts receivable balances were $197 million and $202 million at December 31, 2018 and December 31, 2017, respectively. Two customers accounted for 28% of accounts receivable as of December 31, 2018 and two customers accounted for 29% of accounts receivable as of December 31, 2017.

Verso establishes allowance for doubtful accounts based upon factors surrounding the credit risks of specific customers, historical trends and other information. Based on this assessment, an allowance is maintained that represents what is believed to be ultimately uncollectible from such customers. The allowance for doubtful accounts was $2 million at December 31, 2018 and December 31, 2017.

Verso had accounts receivable factoring arrangements with a third-party financial institution in 2018. These arrangements do not contain recourse provisions which would obligate Verso in the event of its customers’ failure to pay. Receivables are considered sold when they are transferred beyond the reach of Verso and its creditors, the purchaser has the right to pledge or exchange the receivables and Verso has surrendered control over the transferred receivables. For the year ended December 31, 2018, Verso incurred factoring fees of less than $1 million in connection with $45 million of accounts receivables sold without recourse. The factoring fees were more than offset by a reduction in interest expense resulting from the improved cash flows. These fees were included in Other operating (income) expense on the Consolidated Statement of Operations.

Inventories and Replacement Parts and Other Supplies — Inventory values include all costs directly associated with manufacturing products such as materials, labor and manufacturing overhead. These values are presented at the lower of cost or net realizable value. Costs of raw materials, work-in-process and finished goods are determined using the first-in, first-out method. Replacement parts and other supplies are valued using the average cost method and are reflected in Inventories on the Consolidated Balance Sheet (see Note 3).

Property, Plant and Equipment — Property, plant and equipment is stated at cost, net of accumulated depreciation. Interest is capitalized on projects meeting certain criteria and is included in the cost of the assets. The capitalized interest is depreciated over the same useful lives as the related assets (see Note 5).

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

Intangible Assets — Verso accounts for intangible assets in accordance with ASC Topic 350, Intangibles – Goodwill and Other. Intangible assets of the Predecessor consisted of indefinite-lived trademarks, customer-related intangible assets which were amortized over their estimated useful lives of approximately 20 to 25 years and patents which were amortized over their legal lives of 10 years. As part of fresh start accounting, Verso wrote-off the existing intangible assets and accumulated amortization of the Predecessor and recorded an adjustment of $30 million to reflect the fair value of the Intangibles and other assets, net, of the Successor (see Note 20). The intangible assets of the Successor are comprised of customer relationships with a useful life of 10 years and trademarks with a five-year useful life. Both are amortized on a straight-line basis. The fair value of trademarks was determined based on the Relief from Royalty method. Verso assumed a royalty rate of 0.25% and a five-year economic life for trademarks. The rate was based on analysis of market information.

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

Deferred Issuance Costs — Debt issuance costs are recorded in Long-term debt as a reduction of the carrying amount of outstanding debt. Revolving credit facility debt issuance costs in excess of outstanding long-term debt are recorded in Intangibles and other assets, net. Debt issuance costs for term debt are amortized to interest expense using the effective interest method. Debt issuance costs for revolving debt are amortized to interest expense ratably over the life of the facility.

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

As of December 31, 2018 and December 31, 2017, $2 million of restricted cash was included in Intangibles and other assets, net in the Consolidated Balance Sheets related to asset retirement obligations in the state of Michigan. These cash deposits are required by the state and may only be used for the future closure of a landfill.

The following table presents activity related to asset retirement obligations for the periods presented. Long-term obligations are included in Other long-term liabilities and current portions are included in Accrued and other liabilities in the Consolidated Balance Sheets:

	Year Ended	Year Ended
	December 31,	December 31,
(Dollars in millions)	2017	2018
Asset retirement obligations, beginning balance	$14	$15
Settlement of existing liabilities	—	(1)
Accretion expense	1	1
Adjustments to existing liabilities	—	(1)
Asset retirement obligations, ending balance	15	14
Less: Current portion	(1)	(1)
Non-current portion of asset retirement obligations, ending balance	$14	$13

In addition to the above obligations, Verso may be required to remove certain materials from facilities or to remediate them in accordance with current regulations that govern the handling of certain hazardous or potentially hazardous materials. At this time, any such obligations have an indeterminate settlement date, and Verso believes that adequate information does not exist to reasonably estimate any such potential obligations. Accordingly, no liability for such remediation was recorded.

Retirement benefits — Retirement plans cover substantially all of Verso’s employees. The defined benefit plans are funded in conformity with the funding requirements of applicable government regulations. Unrecognized prior service costs and actuarial gains and losses are amortized on a straight-line basis over the estimated remaining service periods of employees. Certain employees are covered by defined contribution plans. The employer contributions to these plans are based on a percentage of employees’ compensation or employees’ contributions.

Accumulated Other Comprehensive Income (Loss) — The following table summarizes the changes in Accumulated other comprehensive income (loss) by balance type for periods presented:

(Dollars in millions)
Accumulated other comprehensive loss as of December 31, 2015 - Predecessor	$(102)
Amounts reclassified from Accumulated other comprehensive loss to Cost of products sold	1
Elimination of Predecessor accumulated other comprehensive loss	101
Balance - July 14, 2016 - Predecessor	$—

Balance - July 15, 2016 - Successor	$—
Pension and other postretirement liability adjustment, net	127
Net increase in other comprehensive income	127
Accumulated other comprehensive income as of December 31, 2016 - Successor	127
Pension and other postretirement liability adjustment, net	5
Net increase in other comprehensive income	5
Accumulated other comprehensive income as of December 31, 2017 - Successor	132
Pension and other postretirement liability adjustment, net	(19)
Reclassification of stranded tax effects (ASU 2018-02)	7
Net decrease in other comprehensive income	(12)
Accumulated other comprehensive income as of December 31, 2018 - Successor	$120

Troubled Debt Restructuring — The Predecessor accounted for a portion of its 11.75% Senior Secured Notes issued in 2012 and all of its 13% Second Priority Secured Notes and 16% Senior Subordinated Notes, both issued in 2015, in accordance with ASC Topic 470, Debt, by recording the value exchanged and amortizing the amount in excess of par over the life of the notes. In accordance with ASC Topic 470, debt is considered to have been modified in a troubled debt restructuring when, due to a borrower’s financial difficulties, the lender makes concessions to the borrower that it would not otherwise consider for a non-troubled borrower. Modifications may include principal adjustments, interest rate adjustments, additional equity transfers, interest only payments for an extended period of time or protracted terms such as amortization and maturity beyond the customary length of time found in the normal market place (see Note 20).

2.   RECENT ACCOUNTING PRONOUNCEMENTS

Accounting Guidance Adopted in 2018
ASC Topic 220, Income Statement - Reporting Comprehensive Income. In February 2018, the FASB, issued Accounting Standards Update, or “ASU,” 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (Topic 220). This guidance allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the U.S. Tax Cuts and Jobs Act of 2017, or the “Tax Act”. Verso early adopted this guidance in the first quarter of 2018 and recorded an adjustment from Accumulated other comprehensive income to Retained earnings (deficit) of $7 million associated with pension obligations during the three months ended March 31, 2018. Verso’s accounting to reflect the provisions of the Tax Act is complete after recording this adjustment.

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

The following tables provide the effect of the retrospective presentation change related to the net periodic pension and other postretirement benefits plans on the Consolidated Statement of Operations for the periods presented:

	Predecessor
	January 1, 2016 Through July 14, 2016
(Dollars in millions)	Previously Reported	As Revised	Effect of Change Higher/(Lower)
Cost of products sold (exclusive of depreciation and amortization)	$1,249	$1,250	$1
Selling, general and administrative expenses	95	96	1
Other (income) expense	—	(2)	(2)

	Successor
	July 15, 2016 Through December 31, 2016
(Dollars in millions)	Previously Reported	As Revised	Effect of Change Higher/(Lower)
Cost of products sold (exclusive of depreciation and amortization)	$1,098	$1,126	$28
Selling, general and administrative expenses	49	53	4
Other (income) expense	—	(32)	(32)

	Successor
	Year Ended December 31, 2017
(Dollars in millions)	Previously Reported	As Revised	Effect of Change Higher/(Lower)
Cost of products sold (exclusive of depreciation and amortization)	$2,237	$2,250	$13
Selling, general and administrative expenses	106	107	1
Other (income) expense	(7)	(21)	(14)

In connection with the adoption of ASU 2017-07, Verso adopted an accounting policy effective January 1, 2018, on a prospective basis, to classify plan maintenance fees as a reduction of the expected return on plan assets, previously reported as a component of service cost.

ASC Topic 230, Statement of Cash Flows. In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the Emerging Issues Task Force). This ASU requires that restricted cash be included with cash and cash equivalents when reconciling the beginning of period and end of period total amounts shown on the statement of cash flows. The guidance was adopted on January 1, 2018 on a retrospective basis. This guidance did not have a material impact on the Consolidated Financial Statements.

ASC Topic 606, Revenue from Contracts with Customers. On January 1, 2018, Verso adopted ASC 606, Revenue from Contracts with Customers and all amendments (“new revenue standard”) to all contracts that were not complete at the date of initial application using the modified retrospective method. The core principle of the new revenue standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. Under the new standard, a sales contract is established with a customer upon receipt and acknowledgment of a customer purchase order. After evaluating open contracts at January 1, 2018, Verso determined that there was no cumulative effect on the Consolidated Financial Statements as a result of adoption of the new revenue standard. The comparative financial results from 2017 have not been restated and continue to be reported under the accounting standards in effect for that period. Adoption of the new revenue standard did not have a material impact on sales or operating results. See Note 1 for additional related revenue disclosures.

Verso also adopted the following standards in 2018, neither of which had a material impact to the financial statements or financial statement disclosures:

Standard		Effective Date
2017-09	Stock Compensation - Scope of Modification Accounting	January 1, 2018
2016-15	Classification of Certain Cash Receipts and Cash Payments	January 1, 2018

Accounting Guidance Not Yet Adopted

ASC Topic 842, Leases. In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 supersedes existing lease guidance, including ASC Topic 840, Leases, and requires lessees to recognize most leases on their balance sheets for the rights and obligations created by those leases. The guidance also requires enhanced disclosures regarding the amount, timing and uncertainty of cash flows arising from leases, which are effective for interim and annual periods beginning after December 15, 2018. Verso adopted this guidance on January 1, 2019. Verso has elected the package of practical expedients under the transition provisions of the new standard including not reassessing whether expired or existing contracts contain leases, lease classification and not revaluing initial direct costs for existing leases. Verso has elected to apply the modified retrospective adoption method, which allows entities to continue to apply the legacy guidance under ASC 840, including its disclosure requirements, in the comparative periods presented in the year of adoption. Verso established a project team to evaluate and implement the new standard and is finalizing its policies and procedures related to accounting for lease assets and liabilities and related income and expense including implementation of a new system to track such leases. These policies and procedures modify contract review controls to consider the new criteria for determining whether a contract is or contains a lease, specifically to clarify the definition of a lease and align with the control concept. Verso continues to evaluate the changes necessary for required disclosures and related controls regarding leases. The most significant impact of the new standard for Verso is recording the right of use assets and related liabilities on the balance sheet for its operating leases. The new standard requires fixed payments, probable amounts the lessee will owe under a residual value guarantee and certain other payments to be included in the valuation of these right of use asset and related liabilities. Variable payments are excluded from the calculation unless they are based on an index or rate. There was no change to the Consolidated Statements of Operations or Consolidated Statements of Cash Flows associated with the adoption of this new standard, and the transition adjustment to recognize the right of use assets and related liabilities associated with Verso’s leases at January 1, 2019, is expected to range from $15 million to $25 million.

ASC Topic 350, Intangible Assets - Goodwill & Other. In August 2018, the FASB issued ASU 2018-15, Customer’s Accounting for Implementation Costs in a Cloud Computing Arrangement that is a Service Contract, which aligns the accounting for such costs with guidance on capitalizing costs associated with developing or obtaining internal use software. The guidance is effective for fiscal years beginning after December 15, 2019. Verso is currently evaluating the impact of this guidance.

3. INVENTORIES

(Dollars in millions)	December 31, 2017	December 31, 2018
Raw materials	$75	$88
Work-in-process	54	56
Finished goods	228	225
Replacement parts and other supplies	28	29
Inventories	$385	$398

4. DISPOSITIONS

Sale of Wickliffe Mill — On August 16, 2018, Verso Paper entered into a purchase agreement with Global Win Wickliffe LLC (“Purchaser”), pursuant to which Verso Paper agreed to sell, and Purchaser agreed to purchase, one of Verso’s subsidiaries, Verso Wickliffe LLC (“Verso Wickliffe”), for a purchase price of $16 million in cash. Verso Wickliffe owned substantially all of the assets that comprised Verso’s Wickliffe, Kentucky paper mill (the “Wickliffe Mill”) and related operations. Verso previously announced its decision to permanently close the Wickliffe Mill in April 2016. The sale closed on September 5, 2018, and resulted in a gain of $9 million, included in Other operating (income) expense on the Consolidated Statements of Operations for the year ended December 31, 2018.

Sale of hydroelectric generation facilities — On January 6, 2016, Verso Maine Power Holdings LLC, or “VMPH,” and Verso Androscoggin Power LLC, or “VAP,” two indirect, wholly owned subsidiaries of Verso, entered into a purchase agreement with Eagle Creek Renewable Energy, LLC, or “Eagle Creek,” pursuant to which VMPH sold all the outstanding limited liability company interests of VAP to Eagle Creek for a purchase price of $62 million in cash. VAP owned four hydroelectric generation facilities associated with Verso’s Androscoggin pulp and paper mill located in Jay, Maine. The purchase agreement contains customary representations and warranties by, and customary covenants among, the parties. The parties contemporaneously entered into the purchase agreement and consummated the transaction. For the period from January 1 to July 14, 2016 (Predecessor), Verso recognized a gain on sale of fixed assets of $55 million which is included in Other operating (income) expense in the Consolidated Statement of Operations.

5. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net consist of the following:

(Dollars in millions)	December 31, 2017	December 31, 2018
Land and land improvements	$51	$47
Building and leasehold improvements	153	154
Machinery, equipment and other	1,028	1,085
Construction-in-progress	26	29
Property, plant and equipment, gross	1,258	1,315
Accumulated depreciation	(196)	(299)
Property, plant and equipment, net	$1,062	$1,016

Interest costs capitalized and depreciation expense for the periods presented are as follows:

	Predecessor	Successor
	January 1, 2016	July 15, 2016	Year Ended	Year Ended
	Through	Through	December 31,	December 31,
(Dollars in millions)	July 14, 2016	December 31, 2016	2017	2018
Interest costs capitalized	$1	$1	$1	$1
Depreciation expense	97	90	109	105

Capital expenditures unpaid as of July 14, 2016 (Predecessor), December 31, 2016 (Successor), December 31, 2017 (Successor) and December 31, 2018 (Successor) were $8 million, $6 million, $8 million and $7 million, respectively.

As of December 31, 2018, Property, plant and equipment was reduced by $4 million as a result of meeting all pertinent milestones of the Maine Technology Asset Fund 2.0 challenge grant, covering a portion of the capital costs associated with the upgrade of the previously shuttered No. 3 paper machine and pulp line at the Androscoggin Mill in Jay, Maine. Verso received the entire $4 million of grant funds in 2018.

On April 5, 2016, Verso announced that it would permanently close its paper mill located in Wickliffe, Kentucky, which had been idle since November 2015. The decision to close the mill resulted in restructuring charges of $160 million for the year ended December 31, 2016. The associated Property, plant and equipment were written down to salvage value resulting in a non-cash restructuring charge of $127 million during the first quarter of 2016. The Wickliffe mill was later sold in 2018 (see Note 4).

In the third quarter of 2016, management concluded that actual operating results were lower than those projected in the plan of reorganization. Such circumstance constituted a triggering event requiring management to conduct a Step 1 impairment test. Based on the results of the Step 1 impairment test, Verso concluded that the undiscounted estimated future cash flows associated with the remaining long-lived assets exceeded their carrying value and no impairment was recorded.

In the fourth quarter of 2016, based on Verso’s plans to temporarily idle the No. 3 paper machine at the Androscoggin Mill, Verso determined a reduction in the useful life of the machine was necessary and accordingly recognized $43 million of accelerated depreciation during the fourth quarter of 2016 and an additional $6 million of accelerated depreciation during the first quarter of 2017, which is included in Depreciation and amortization in the Consolidated Statements of Operations. As a result of the acceleration of depreciation, no impairment charge was required to be recorded with the temporary idling of the No. 3 paper machine and associated equipment at the Androscoggin Mill (see Note 14).

6. INTANGIBLES AND OTHER ASSETS

Intangibles and other assets consist of the following:

(Dollars in millions)	December 31, 2017	December 31, 2018
Intangible assets:
Customer relationships, net of accumulated amortization of $4 million on December 31, 2017 and $6 million on December 31, 2018	$22	$20
Trademarks, net of accumulated amortization of $4 million on December 31, 2017 and $8 million on December 31, 2018	12	8
Other assets:
Restricted cash	2	2
ABL Facility unamortized debt issuance cost, net	—	2
Other	20	18
Intangibles and other assets, net	$56	$50

Amortization expense related to intangible assets for the periods presented is as follows:

	Predecessor	Successor
	January 1, 2016	July 15, 2016	Year Ended	Year Ended
	Through	Through	December 31,	December 31,
(Dollars in millions)	July 14, 2016	December 31, 2016	2017	2018
Customer Relationships	$2	$1	$3	$2
Trademarks	—	1	3	4

The estimated future amortization expense for intangible assets over the next five years is as follows:

(Dollars in millions)
2019	$6
2020	6
2021	4
2022	3
2023	3

When events or circumstances indicate that the carrying amount of an asset may not be recoverable, Verso assesses the potential impairment of intangibles and other long-lived assets by comparing the expected undiscounted future cash flows to the carrying value of those assets.

7. ACCRUED LIABILITIES

A summary of accrued liabilities is as follows:

(Dollars in millions)	December 31, 2017	December 31, 2018
Payroll and employee benefit costs	$69	$74
Accrued sales rebates	24	16
Accrued energy	10	10
Accrued taxes - other than income	5	5
Restructuring costs	3	—
Accrued professional and legal fees	1	1
Accrued interest	2	—
Accrued freight	7	5
Other	8	7
Accrued liabilities	$129	$118

8. DEBT

The following table summarizes debt:

	Original
(Dollars in millions)	Maturity	December 31, 2017	December 31, 2018
ABL Facility	7/14/2021	$65	$—
Term Loan Facility	10/14/2021	146	—
Unamortized (discount) and debt issuance costs, net		(21)	—
Less: Current portion		(60)	—
Total long-term debt		$130	$—
Verso determines the fair value of long-term debt based on market information and a review of prices and terms available for similar obligations. Verso’s debt has been classified as Level 2 within the fair value hierarchy (see Note 1). The fair value of Verso’s total debt outstanding was $212 million as of December 31, 2017 and zero as of December 31, 2018.

During the year ended December 31, 2018, Verso made scheduled principal payments totaling $9 million on the Term Loan Facility (as defined below). As a result of the excess cash flow requirement in the Term Loan Facility, Verso was obligated to fund additional principal payments during the year ended December 31, 2018 of $21 million. Verso also elected to make additional voluntary principal prepayments on the Term Loan Facility totaling $116 million during the year ended December 31, 2018. The mandatory and voluntary principal prepayments resulted in the full pay off of the Term Loan Facility on September 10, 2018.

During the year ended December 31, 2017, scheduled principal payments totaling $18 million were made on the Term Loan Facility. As a result of the excess cash flow requirement in the Term Loan Facility, Verso was obligated to fund additional principal payments during the year ended December 31, 2017 of $7 million. Verso also elected to make additional voluntary principal prepayments totaling $40 million during the year ended December 31, 2017 from available liquidity, including amounts borrowed under the ABL Facility.

Amounts of interest expense (inclusive of amounts capitalized) and amounts of cash interest payments related to long-term debt for the periods presented, are as follows:

	Predecessor	Successor
	January 1, 2016	July 15, 2016	Year Ended	Year Ended
	Through	Through	December 31,	December 31,
(Dollars in millions)	July 14, 2016	December 31, 2016	2017	2018
Interest expense(1)	$39	$15	$30	$15
Cash interest paid	12	12	30	16
Debt issuance cost and discount amortization(2)	1	3	9	19
(1) Represents interest expense incurred on the Credit Facilities (as defined below), exclusive of amortization of debt issuance cost and discount and inclusive of amounts capitalized. See Note 5 for additional information on capitalized interest costs.
(2) Amortization of debt issuance cost and original issue discount, including the accelerated amortization associated with the early extinguishment of the Term Loan Facility, are included in Interest expense on the Consolidated Statements of Operations and in Amortization of debt issuance cost and discount on the Consolidated Statements of Cash Flows.

Credit Facilities
On the Effective Date, pursuant to the terms of the Plan, VPH entered into a $375 million asset-based revolving credit facility, or the “ABL Facility,” and a $220 million senior secured term loan (with loan proceeds of $198 million after the deduction of the original issue discount), or the “Term Loan Facility,” and collectively termed the “Credit Facilities.” After the Internal Reorganization, Verso Paper became the borrower under the Credit Facilities.

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

The ABL Facility was scheduled to mature on July 14, 2021. The outstanding borrowings under the ABL Facility bore interest at a per annum rate equal to, at the option of Verso Paper, either (i) a customary London interbank offered rate, or “LIBOR,” plus an applicable margin ranging from 1.25% to 2.00% or (ii) a customary base rate plus an applicable margin ranging from 0.25% to 1.00%, determined based upon the average excess availability under the ABL Facility. As of December 31, 2017, the weighted-average interest rate on outstanding borrowings was 3.13%. Verso Paper is also required to pay a commitment fee for the unused portion of the ABL Facility, which ranges from 0.25% to 0.375% per annum, based upon the average revolver usage under the ABL Facility. Verso Paper has the right to prepay loans under the ABL Facility at any time without a prepayment penalty, other than customary “breakage” costs with respect to eurocurrency loans. As of December 31, 2018, the outstanding balance of the ABL Facility was zero, with $34 million issued in letters of credit, and $283 million available for future borrowings. On February 6, 2019, Verso Paper and Verso Holding entered into an amendment to the ABL Facility. See Note 21 for additional information.

The Term Loan Facility was scheduled to mature on October 14, 2021, with quarterly installments due of at least $4 million (subject to increase depending on excess cash flow) for each quarter ended in 2016 through maturity. The mandatory and voluntary principal prepayments resulted in the full pay off of the Term Loan Facility on September 10, 2018. The outstanding borrowings under the Term Loan Facility bore interest at a rate equal to, at the option of Verso Paper, either (i) a LIBOR (subject to a floor of 1%) plus 11% or (ii) a customary base rate plus 10%. With respect to LIBOR denominated loans under the Credit Facilities, Verso Paper was able to elect an interest period of one, two, three or six months or such other period subject to the terms of the Credit Facilities. As of December 31, 2017, the interest rate on the Term Loan Facility was 12.47%. The term loans provided under the Term Loan Facility were subject to quarterly principal amortization payments in an amount equal to the greater of (a) 2.00% of the initial principal amount of the term loans or (b) the excess cash flow in respect of such quarter as further described under the Term Loan Facility; however, if the liquidity, as defined in the Term Loan Facility, of Verso Paper was less than $75 million at any time during the 90-day period following the due date of such quarterly amortization payment or excess cash flow payment date, then the portion of such amortization amount that resulted in such liquidity being less than $75 million was not payable by Verso Paper, as further described in the Term Loan Facility. Any voluntary prepayment by Verso Paper of the term loans under the Term Loan Facility were subject to customary “breakage” costs with respect to eurocurrency loans and a 2% prepayment premium until July 14, 2018, and a 1% prepayment premium after July 15, 2018, but before July 14, 2020, and thereafter no prepayment premium. The Company incurred $8 million of debt issuance costs associated with the Term Loan Facility and recorded this amount as a direct deduction of the debt liability, which was amortized over the life of the Term Loan Facility.

All obligations under the ABL Facility were unconditionally guaranteed by Verso Holding, and certain of the subsidiaries of Verso Paper and are secured by liens on certain assets of Verso Holding and liens on substantially all of the assets of Verso Paper and the other guarantor subsidiaries. The security interest with respect to the ABL Facility consisted of a first-priority lien on the current assets of Verso Paper and the guarantor subsidiaries, including accounts receivables, inventory, deposit accounts, securities accounts and commodities accounts, and a second-priority lien on all other collateral.

The ABL Facility contained financial covenants requiring the Company, among other things, to maintain a minimum fixed charge coverage ratio in certain circumstances and a maximum total net leverage ratio. The ABL Facility also contained restrictions, among other things and subject to certain exceptions, on the Company’s ability to incur debt or liens, pay dividends, repurchase equity interest, prepay indebtedness, sell or dispose of assets and make investments in or merge with another company.

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

The DIP Facilities matured on the Effective Date of the Plan. On the maturity date, the Verso DIP Facility had no balance outstanding and the NewPage DIP ABL Facility had a $103 million outstanding balance which was repaid in full using the Credit Facilities entered into on the Effective Date. The NewPage DIP Term Loan Facility of $175 million of new money term loans was also repaid in full, while the $175 million of “rolled up” loans and its capitalized interests of $9 million, totaling to $184 million, were converted into Verso equity (see Note 20).

Pre-petition Debt

The filing of the Chapter 11 Cases by the Debtors on January 26, 2016 constituted an event of default and automatic acceleration under the agreements governing all of the debt (excluding the $23 million loan from Verso Finance to Chase NMTC Verso Investment Fund). As of the date of the filing of the Chapter 11 Cases, approximately $2.5 billion of debt and interest were outstanding under the Predecessor’s pre-petition credit agreements, excluding related unamortized deferred financing costs, discounts/premiums and deferred gains which were written off to Reorganization items, net upon filing the Chapter 11 Cases. All of the Predecessor’s pre-petition debt and interest were cancelled in exchange for the issuance of 34,390,643 of stock or 100% of the Company’s equity (see Note 20).

9. OTHER LONG-TERM LIABILITIES

Other long-term liabilities consist of the following:

(Dollars in millions)	December 31, 2017	December 31, 2018
Other employee related obligations	$15	$15
Asset retirement obligations	14	13
Deferred compensation	3	3
Other	2	1
Other long-term liabilities	$34	$32

10. EARNINGS PER SHARE

On the Effective Date, all issued and outstanding shares of Verso’s old common stock, par value $0.01 per share, including all restricted stock awards and stock options to purchase shares of Verso’s old common stock, were canceled and extinguished. The Successor issued a total of 34,391,000 shares of new Class A Common Stock and Class B Common Stock on the Effective Date. See Note 20 for additional information.

The following table provides a reconciliation of the basic and diluted loss or income per common share:

	Predecessor	Successor
	January 1, 2016	July 15, 2016	Year Ended	Year Ended
	Through	Through	December 31,	December 31,
	July 14, 2016	December 31, 2016	2017	2018
Net income (loss) available to common shareholders (in millions)	$1,178	$(32)	$(30)	$171
Weighted average common shares outstanding (in thousands)	81,450	34,391	34,432	34,514
Weighted average restricted shares (in thousands)	397	—	—	—
Weighted average common shares outstanding - basic (in thousands)	81,847	34,391	34,432	34,514
Dilutive shares from stock awards (in thousands)	—	—	—	582
Weighted average common shares outstanding - diluted (in thousands)	81,847	34,391	34,432	35,096
Basic income (loss) per share	$14.39	$(0.93)	$(0.87)	$4.97
Diluted income (loss) per share	$14.39	$(0.93)	$(0.87)	$4.88

As a result of the net loss from continuing operations presented for the Successor, 0.2 million and 0.6 million restricted stock units as of December 31, 2016 and 2017, respectively, and 1.8 million Plan Warrants have been excluded from the calculations of diluted earnings per share in Successor periods as their inclusion would be anti-dilutive. In accordance with ASC Topic 260, Earnings Per Share, unvested restricted stock awards issued by the Predecessor contained nonforfeitable rights to dividends and qualified as participating securities. No dividends were declared or paid in the periods presented.

11. RETIREMENT AND OTHER POSTRETIREMENT BENEFITS

Defined Benefit Plans

As of December 31, 2018, the Verso Paper Corp. Pension Plan for Hourly Employees (Androscoggin) and the NewPage Cash Balance Plan for Non-Bargained Employees were merged into the NewPage Retirement Plan for Bargained Hourly Employees to form a combined plan which was renamed the Verso Corporation Employee Pension Plan. This plan covers approximately 68% of Verso’s employees. The pension plan provides defined benefits based on years of service multiplied by a flat monetary benefit or based on a percentage of compensation as defined by the respective plan document. As of December 31, 2015, all of the defined benefit pension plans were frozen to new entrants. The majority of the pension plan participants, previously in the union hourly plan, continue to earn service accruals toward their pension benefits but no longer receive multiplier increases. Verso employees previously in the NewPage Cash Balance Plan for Bargained Hourly Employees continue to earn annual interest credits, but no longer earn cash balance benefit credits. Benefit accruals are frozen for employees previously in the Verso Paper Corp. Pension Plan for Hourly Employees (Androscoggin).

The following tables summarize the components of net periodic pension cost (income) of Verso’s pension plans for the periods presented:

	Predecessor	Successor
	January 1, 2016	July 15, 2016	Year Ended	Year Ended
	Through	Through	December 31,	December 31,
(Dollars in millions)	July 14, 2016	December 31, 2016	2017	2018
Components of net periodic pension cost (income):
Service cost	$9	$8	$16	$6
Interest cost	36	31	65	60
Expected return on plan assets	(40)	(39)	(75)	(73)
Amortization of actuarial loss	1	—	—	—
Net periodic pension cost (income)	$6	$—	$6	$(7)

The following table provides detail on net actuarial (gain) loss recognized in Accumulated other comprehensive (income) loss:

(Dollars in millions)	December 31, 2017	December 31, 2018
Amounts recognized in Accumulated other comprehensive (income) loss:
Net actuarial (gain) loss, net of tax	$(133)	$(120)

There is no estimated net actuarial (gain) loss that will be amortized from Accumulated other comprehensive income into net periodic pension cost (income) during 2019.

Verso makes contributions that are sufficient to fund actuarially determined costs, generally equal to the minimum amounts required by the Employee Retirement Income Security Act. The Predecessor made contributions to the pension plans of $16 million through July 14, 2016. Successor contributions were $10 million in 2016, $32 million in 2017 and $43 million in 2018. In 2019, Verso expects to make cash contributions of $37 million to the pension plan. Verso expects no plan assets to be returned to the Company in 2019.

The following table sets forth a reconciliation of the pension plans’ benefit obligations, plan assets and funded status for the periods presented:

	Year Ended	Year Ended
	December 31,	December 31,
(Dollars in millions)	2017	2018
Change in Projected Benefit Obligation:
Benefit obligation at beginning of period	$1,672	$1,753
Service cost	16	6
Interest cost	65	60
Actuarial (gain) loss	106	(136)
Benefits paid	(106)	(93)
Benefit obligation at end of period	$1,753	$1,590
Change in Plan Assets:
Plan assets at fair value at beginning of period	$1,181	$1,296
Actual net return on plan assets	189	(84)
Employer contributions	32	43
Benefits paid	(106)	(93)
Plan assets at fair value at end of period	$1,296	$1,162
Funded (underfunded) status at end of period	$(457)	$(428)

The accumulated benefit obligation for the year ended December 31, 2017 was $1,753 million. The accumulated benefit obligation at December 31, 2018 was $1,590 million.

The following table summarizes expected future pension benefit payments:

(Dollars in millions)
2019	$89
2020	90
2021	94
2022	96
2023	97
2024-2028	506

Verso evaluates the actuarial assumptions annually as of December 31 (the measurement date) and considers changes in these long-term factors based upon market conditions and the requirements of ASC Topic 715, Compensation—Retirement Benefits. These assumptions are used to calculate benefit obligations as of December 31 of the current year and pension expense to be recorded for the following year. The discount rate assumption reflects the yield on a portfolio of high quality fixed-income instruments that have a similar duration to the plan’s liabilities. The expected long-term rate of return assumption reflects the average return expected on the assets invested to provide for the plan’s liabilities.

The actuarial assumptions used in the defined benefit pension plans were as follows:

	Predecessor	Successor
	January 1, 2016	July 15, 2016	Year Ended	Year Ended
	Through	Through	December 31,	December 31,
	July 14, 2016	December 31, 2016	2017	2018
Weighted average assumptions used to determine benefit obligations as of end of period:
Discount rate	3.43%	3.99%	3.51%	4.17%
Rate of compensation increase	N/A	N/A	N/A	N/A
Weighted average assumptions used to determine net periodic pension cost for the period:
Discount rate	4.17%	3.43%	3.98%	3.51%
Rate of compensation increase	N/A	N/A	N/A	N/A
Expected long-term return on plan assets	6.75%	6.75%	6.50%	6.50%

The primary investment objective is to ensure, over the long-term life of the pension plan, an adequate pool of sufficiently liquid assets to support the benefit obligations. In meeting this objective, the pension plan seeks to achieve a high level of investment return through long-term stock and bond investment strategies, consistent with a prudent level of portfolio risk. The expected long-term rate of return on plan assets reflects the weighted-average expected long-term rates of return for the broad categories of investments currently held in the plan (adjusted for expected changes), based on historical rates of return for each broad category, as well as factors that may constrain or enhance returns in the broad categories in the future. The expected long-term rate of return on plan assets is adjusted when there are fundamental changes in expected returns in one or more broad asset categories and when the weighted-average mix of assets in the plan changes significantly.

The following table provides the pension plans’ asset allocation for the periods presented:

	Allocation of Plan Assets
	2017	Allocation on	2018	Allocation on
	Targeted	December 31,	Targeted	December 31,
	Allocation	2017	Allocation	2018
Fixed income:	35-55%		25-55%
Cash and cash equivalent		—%		1%
Fixed income funds		32%		34%
Equity securities:	35-60%		35-65%
Domestic equity funds - large cap		32%		29%
Domestic equity funds - small cap		6%		6%
International equity funds		20%		20%
Other:	4-15%		4-15%
Hedge funds, private equity, real estate, commodities		10%		10%

ASC Topic 820, Fair Value Measurements and Disclosures, provides a common definition of fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The fair value framework requires the categorization of assets and liabilities into three levels based upon the assumptions used to value the assets or liabilities (see Note 1).

In accordance with accounting guidance ASU 2015-07, Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent), certain investments have been valued using the NAV per share (or its equivalent) practical expedient and are therefore not classified in the fair value hierarchy. The fair value amounts presented in these tables for investments are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the reconciliation of changes in the plan's benefit obligations and fair value of plan assets above.

There were no transfers of investments between the levels of the fair value hierarchy during the year ended December 31, 2018.

The following table sets forth by level, within the fair value hierarchy, the pension plans’ assets at fair value as of the periods presented:

(Dollars in millions)	Total	Level 1	Level 2	Level 3	Assets Valued at NAV Practical Expedient
December 31, 2018
Cash and cash equivalent	$12	$12	$—	$—	$—
Fixed income funds	397	—	393	4	—
Domestic equity funds - large cap	339	20	1	—	318
International equity funds	229	46	—	—	183
Domestic equity funds - mid cap	1	—	1	—	—
Domestic equity funds - small cap	64	11	—	—	53
Other (hedge funds, private equity, real estate, commodities)	120	—	—	—	120
Total assets at fair value	$1,162	$89	$395	$4	$674
December 31, 2017
Fixed income funds	$418	$54	$—	$—	$364
Domestic equity funds - large cap	412	22	—	—	390
International equity funds	266	126	—	—	140
Domestic equity funds - small cap	73	11	—	—	62
Other (hedge funds, private equity, real estate, commodities)	127	4	—	—	123
Total assets at fair value	$1,296	$217	$—	$—	$1,079

The following table sets forth a summary of the changes in the fair value of the pension plan’s Level 3 assets, which are corporate debt securities, for the year ended December 31, 2018:

(Dollars in millions)	Fair Value
Balance, January 1, 2018	$—
Purchase of corporate debt securities	4
Change in the fair value of corporate debt securities	—
Balance, December 31, 2018	$4

The majority of investments are comprised of investments in publicly traded mutual funds and common/collective trusts. Publicly traded mutual funds are valued based on their publicly traded exchange value and common/collective trusts are valued using a NAV provided by the manager of each fund. The NAV is based on the underlying net assets owned by the fund, divided by the number of shares or units outstanding. The fair value of the underlying securities within the fund, which are generally traded on an active market, are valued at the closing price reported on the active market on which those individual securities are traded.

The table below sets forth the fair values of investments, whose fair values are estimated at December 31, 2018, using the NAV per share derived by the investment managers as a practical expedient that have unfunded commitments and/or redemption restrictions.

	December 31, 2018
(Dollars in millions)	Fair Value	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Multi-strategy hedge fund (1)	$1	$—	Annually	45 days
Debt securities hedge fund (2)	66	—	Semi-Annually	90 days
Private equity (3)	11	2	N/A	N/A
Domestic equity funds - large cap (4)	49	—	Monthly	Various (5)
	$127	$2
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
(2) The fund’s objective is to achieve superior risk-adjusted total returns by investing primarily in public and private non-investment grade and nonrated debt securities. Securities and other instruments acquired by the fund may include all types of debt obligations consisting primarily of public and private non-investment grade and nonrated debt, convertible bonds, preferred stock, bank debt, middle market loans and notes, trade claims, liquidating trusts, assignments, options swaps and any other securities with fixed-income characteristics, including, without limitation, debentures, notes deferred interest, pay-in-kind or zero coupon bonds, mortgages and mortgage-backed securities, collateralized mortgage obligations and other real estate-related instruments. The fund may also acquire common or preferred stock, warrants to purchase common or preferred stock and any other equity interests.
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
(4) This fund may invest and trade, on margin or otherwise, in common and preferred stock, futures, convertible securities, rights, warrants, bonds, corporate notes, debentures, U.S. and non U.S. government securities, U.S. government obligations, certificates of deposit, money market funds, cash instruments, U.S. equity index futures, volatility futures, exchange traded funds, exchange traded notes, swaps (including variance swaps), money market instruments and in rights and options, including “put” and “call” options or any combination thereof written by the fund or by others, on securities, commodity, volatility, or other indices, index futures, exchange traded funds, or exchange traded notes.
(5) Withdrawals are permitted as of (i) the last business day of each calendar month if written notification is received by the managing member or International Fund Services (N.A.) L.L.C., a subsidiary of the administrator (the “Transfer Agent”) prior to the close of business on the fifth business day of the month, (ii) the last business day of the month following the month that written notification is received by the managing member or Transfer Agent if written notification is received by the Transfer Agent or the managing member after the fifth business day of the month, or (iii) at such times (with less or no prior written notice) as determined by the managing member in its sole discretion.

Other Postretirement Benefits

The following table sets forth a reconciliation of the other postretirement benefit obligations, plan assets and funded status as of the periods presented:

	Year Ended	Year Ended
	December 31,	December 31,
(Dollars in millions)	2017	2018
Change in Projected Benefit Obligation:
Benefit obligation at beginning of period	$7	$2
Plan amendments and settlements	(7)	—
Benefits paid	(3)	(2)
Actuarial (gain) loss	5	—
Benefit obligation at end of period	$2	$—
Change in Plan Assets:
Plan assets at fair value at beginning of period	$—	$—
Employer contributions	3	2
Benefits paid	(3)	(2)
Plan assets at fair value at end of period	$—	$—
Funded status at end of period	$(2)	$—

	Year Ended	Year Ended
	December 31,	December 31,
(Dollars in millions)	2017	2018
Included in the balance sheet:
Other current liabilities	$(2)	$—
Weighted average assumptions used to determine benefit obligations as of end of period:
Discount rate	—%	N/A
Weighted average assumptions used to determine net periodic postretirement cost for the period:
Discount rate	3.32%	N/A

The assumed discount rates used in determining the benefit obligations were determined by reference to the yield of a settlement portfolio from a universe of high quality bonds across the full maturity spectrum generally rated at Aa maturing in conjunction with the expected timing and amount of future benefit payments.

Effective December 31, 2016, Verso ceased providing postretirement benefits of certain retirees not covered by collective bargaining agreements and retirees who were covered by a collective bargaining agreement who retired prior to December,

2012. For the retirees who retired after December 2012, postretirement benefits ceased effective December 31, 2017 for a portion of the retirees, and ceased on March 31, 2018 for the remaining retirees. These actions resulted in a gain on plan termination of $25 million in the Successor period from July 15, 2016 through December 31, 2016 and $4 million in the Successor year ended December 31, 2017, primarily included in Costs of products sold in the Consolidated Statements of Operations.

The following table summarizes the components of net periodic postretirement cost (income) for the periods presented:

	Predecessor	Successor
	January 1, 2016	July 15, 2016	Year Ended	Year Ended
	Through	Through	December 31,	December 31,
(Dollars in millions)	July 14, 2016	December 31, 2016	2017	2018
Components of net periodic postretirement cost (income):
Service cost	$—	$—	$—	$—
Interest cost	1	1	—	—
Amortization of actuarial loss	—	—	—	1
Settlement	—	(25)	(4)	—
Net periodic postretirement cost (income)	$1	$(24)	$(4)	$1

The following table provides detail on net actuarial (gain) loss recognized in Accumulated other comprehensive (gain) loss:

(Dollars in millions)	December 31, 2017	December 31, 2018
Amounts recognized in Accumulated other comprehensive (income) loss:
Net actuarial (gain) loss, net of tax	$1	$—

Defined Contribution Plans

Verso also sponsors defined contribution plans for certain employees. Employees may elect to contribute a percentage of their salary on a pre-tax and/or after-tax basis, subject to regulatory limitations, into an account with an independent trustee which can then be invested in a variety of investment options at the employee’s discretion. Verso may also contribute to the employee’s account depending upon the requirements of the plan. For certain employees, these employer contributions may be in the form of a specified percentage of each employee’s total compensation or in the form of discretionary profit-sharing that may vary depending on the achievement of certain company objectives. Certain defined contribution benefits are provided in accordance with collective bargaining agreements. Expenses under these plans are presented below.

	Predecessor	Successor
	January 1, 2016	July 15, 2016	Year Ended	Year Ended
	Through	Through	December 31,	December 31,
(Dollars in millions)	July 14, 2016	December 31, 2016	2017	2018
Defined Contribution Plans
Non-elective employer contribution	$8	$8	$14	$14
Employer 401(k) matching contributions	8	6	14	14

12. EQUITY

Equity Awards
On the Effective Date, pursuant to the operation of the Plan, the Verso Corporation Performance Incentive Plan, or the “2016 Incentive Plan,” became effective. The maximum number of shares of Class A Common Stock authorized to be issued or transferred pursuant to awards under the 2016 Incentive Plan is 3.6 million. As of December 31, 2018, we have 3.4 million shares of common stock reserved for future issuance under our Verso Corporation Performance Incentive Plan. The Compensation Committee of the Board of Directors is the administrator of the 2016 Incentive Plan. Under the 2016 Incentive Plan, stock awards may be granted to employees, consultants and directors upon approval by the board of directors. There were no stock awards issued on the Effective Date pursuant to the Plan.
On February 22, 2018, Verso granted 0.2 million service based restricted stock units to its executives and certain senior managers. In addition, the compensation committee established performance criteria associated with 0.4 million restricted stock units that were awarded in 2017 for which the performance criteria had not been established at the award date. The compensation committee also granted 0.2 million additional performance restricted stock units on February 22, 2018. The performance awards will be calculated at December 31, 2019 for the 2017 awards and December 31, 2020 for the 2018 awards based on a comparison of the compound annual growth rate (“CAGR”) of Verso’s stock price over a 3-year period to the CAGR of peer group companies. The vesting criteria of the performance awards meet the definition of a market condition for accounting purposes. The full grant date value of the performance awards will be recognized over the remaining vesting period provided that the employee is employed continuously to the vesting date. The number of shares which will ultimately vest at the vesting date ranges from 50% to 150% based on Verso stock performance relative to the peer group. The grant date for all performance awards was February 22, 2018, and the compensation expense associated with these awards was determined using the Monte Carlo valuation methodology. As of December 31, 2018, there was $13 million of unrecognized compensation cost related to 1.3 million non-vested restricted stock units which are expected to be recognized over a weighted-average period of approximately 1.7 years.
Time-based Restricted Stock Units
The following table summarizes activity for the time-based restricted stock units that occurred subsequent to the Effective Date:

(In thousands, except per share amounts)	Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value per Share
Non-vested on July 15, 2016	—	$—
Granted	162	11.19
Forfeited	(2)	11.50
Non-vested at December 31, 2016	160	11.18
Granted	528	6.41
Vested	(73)	10.81
Forfeited	(32)	11.50
Non-vested at December 31, 2017	583	6.89
Granted	204	17.75
Vested	(106)	7.42
Forfeited	(3)	14.08
Non-vested at December 31, 2018	678	$10.04
Performance-based Restricted Stock Units
The following table summarizes activity for the performance-based restricted stock units that occurred subsequent to the Effective Date:

	Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value per Share

(In thousands, except per share amounts)
Non-vested at December 31, 2017	—	$—
Granted	640	22.25
Vested	—	—
Forfeited	(2)	18.22
Non-vested at December 31, 2018	638	$22.26
Prior to the Effective Date, Verso had shares and share-based awards outstanding under the Amended and Restated 2008 Incentive Award Plan, or the “2008 Incentive Plan.” On the Effective Date, pursuant to the operation of the Plan, the prior employee incentive plans and other employment agreements were terminated and any awards issued under them were no longer honored. Under the 2008 Incentive Plan, up to 11 million shares of Predecessor common stock were authorized for the issuance of stock awards to be granted to employees, consultants and directors upon approval by the board of directors.

Verso had issued non-qualified stock options to certain non-employee directors that vested upon grant and expired 10 years from the date of grant. Verso also had issued time-based options that vested one to three years from the date of grant and expired seven years from the date of grant. There were 8,617 time-based options that were cancelled at emergence and no stock options outstanding as of July 15, 2016.

Verso recognized equity award expense of $4 million for the Predecessor period from January 1, 2016 to July 14, 2016. Equity award expense for the Successor period July 15, 2016 to December 31, 2016 was negligible. Verso recognized equity award expense of $1 million and $8 million for the Successor years ended December 31, 2017 and December 31, 2018, respectively.

Warrants

On July 15, 2016, warrants to purchase up to an aggregate of 1.8 million shares of Class A Common Stock were issued to holders of first-lien secured debt at an exercise price of $27.86 per share and a seven year term. As of December 31, 2018, no warrants have been exercised.

13. RELATED PARTY TRANSACTIONS

Management Agreement — In connection with the acquisition of our business from International Paper Company on August 1, 2006, Verso entered into a management agreement with certain affiliates of Apollo Global Management, LLC, or “Apollo,” our then majority owner, relating to the provision of certain financial and strategic advisory services and consulting services, which was scheduled to expire on August 1, 2018. Under the management agreement, Apollo, upon providing notice to us, had the right to act, in return for additional fees to be mutually agreed by the parties to the management agreement, as our financial advisor or investment banker for any merger, acquisition, disposition, financing or similar transaction if Verso decided to engage someone to fill such role. If Apollo exercised its right to act as our financial advisor or investment banker for any such transaction, and if Verso was unable to agree with Apollo on its compensation for serving in such role, then at the closing of any merger, acquisition, disposition, financing or similar transaction, Verso agreed to pay Apollo a fee equal to 1% of the aggregate enterprise value (including the aggregate value of equity securities, warrants, rights and options acquired or retained; indebtedness acquired, assumed or refinanced; and any other consideration or compensation paid in connection with such transaction). Verso also agreed to indemnify Apollo, its affiliates and their directors, officers and representatives for losses relating to the services contemplated by the management agreement and the engagement of affiliates of Apollo pursuant to, and the performance by them of the services contemplated by, the management agreement. Apollo did not exercise its right to act as our financial advisor or investment banker for any such transaction in the periods presented and thus, Verso made no payment to Apollo under the management agreement during those periods. On the Effective Date, in connection with our emergence from bankruptcy, such management agreement was terminated and all rights and remedies thereunder were terminated, extinguished, waived and released.

Transactions with Affiliates — Prior to the Effective Date, Verso transacted business with affiliates of Apollo from time to time. Product sales to Apollo affiliates were $15 million for the period of January 1, 2016 through July 14, 2016 (Predecessor). The related accounts receivable were $3 million as of July 14, 2016 (Predecessor). Product purchases from Apollo affiliates were negligible for the Predecessor. As of the Effective Date, Apollo is no longer a related party. Upon the Effective Date, several of the significant debtholders became the stockholders. For the period from July 15, 2016 to December 31, 2016 (Successor), for the year ended December 31, 2017 (Successor) and for the year ended December 31, 2018 (Successor), Verso did not transact business with affiliates.

14. RESTRUCTURING CHARGES

Corporate Restructuring — In November 2016, Verso announced the closure of its Memphis office headquarters and relocation of its Corporate headquarters to Miamisburg, Ohio. The following table details the charges incurred as included in Restructuring charges on the Consolidated Statements of Operations for the Successor:

	July 15, 2016	Year Ended	Year Ended
	Through	December 31,	December 31,	Cumulative
(Dollars in millions)	December 31, 2016	2017	2018	Incurred
Severance and benefit costs	$2	$1	$—	$3
Write-off of purchase obligations	—	2	(1)	1
Other costs	—	1	—	1
Total restructuring costs	$2	$4	$(1)	$5

The following table details the changes in the restructuring reserve liabilities related to Corporate restructuring activities as included in Accrued liabilities on the Consolidated Balance Sheets:

	Year Ended	Year Ended
	December 31,	December 31,
(Dollars in millions)	2017	2018
Beginning balance of reserve	$3	$2
Severance and benefit costs	1	—
Severance and benefit payments	(4)	—
Purchase obligations	2	—
Purchase obligation payments	—	(1)
Purchase obligations adjustments	—	(1)
Other costs	1	—
Payments on other costs	(1)	—
Ending balance of reserve	$2	$—
Androscoggin/Wickliffe Capacity Reductions — On April 5, 2016, Verso announced its decision to permanently close the Wickliffe Mill and the associated Property, plant and equipment were written down to salvage value. On November 1, 2016, Verso announced the temporary idling of the No. 3 paper machine at the Androscoggin Mill and on July 19, 2017, Verso announced plans to permanently shut down the No. 3 paper machine and associated equipment, reducing annual coated papers production capacity by approximately 200,000 tons. In connection with the temporary idling of the No. 3 paper machine at the Androscoggin Mill, Verso determined a reduction in the useful life of the machine was necessary and accordingly recognized $43 million of accelerated depreciation during the fourth quarter of 2016 and an additional $6 million of accelerated depreciation during the first quarter of 2017, which is included in Depreciation and amortization in the Consolidated Statements of Operations for the respective periods. As a result of the acceleration of depreciation, no impairment charge was required to be recorded with the temporary idling or closure of the No. 3 paper machine and associated equipment at the Androscoggin Mill.

The following table details the charges incurred related primarily to the Androscoggin/Wickliffe capacity reductions and primarily attributable to the paper segment as included in Restructuring charges on the Consolidated Statements of Operations for the Predecessor:

	January 1, 2016
	Through	Cumulative
(Dollars in millions)	July 14, 2016	Incurred
Property and equipment	$127	$127
Severance and benefit costs	10	26
Write-off of spare parts, inventory and other assets	9	12
Write-off of purchase obligations and commitments	2	3
Other costs	3	4
Total restructuring costs	$151	$172
Severance and benefit costs for the Predecessor period January 1, 2016 to July 14, 2016 in excess of severance and benefits costs accrued were primarily the result of $3 million of salaries and benefit costs for employees continuing to provide services, which were expensed as incurred.

The following table details the charges incurred related primarily to the Androscoggin/Wickliffe capacity reductions as included in Restructuring charges on the Consolidated Statements of Operations for the Successor:

	July 15, 2016	Year Ended	Year Ended
	Through	December 31,	December 31,	Cumulative
(Dollars in millions)	December 31, 2016	2017	2018	Incurred
Severance and benefit costs	$5	$—	$—	$5
Write-off of purchase obligations and commitments	1	2	—	3
Other costs	3	3	2	8
Total restructuring costs	$9	$5	$2	$16

The following table details the changes in the restructuring reserve liabilities related to the Androscoggin/Wickliffe capacity reductions as included in Accrued liabilities on the Consolidated Balance Sheets:

	Year Ended	Year Ended
	December 31,	December 31,
(Dollars in millions)	2017	2018
Beginning balance of reserve	$6	$1
Severance and benefit payments	(5)	(1)
Purchase obligations	2	—
Payments on purchase obligations	(2)	—
Other costs	3	2
Payments on other costs	(3)	(2)
Ending balance of reserve	$1	$—

15. INCOME TAXES

The following is a summary of the components of the (benefit) provision for income taxes for Verso:

	Predecessor	Successor
	January 1, 2016	July 15, 2016	Year Ended	Year Ended
	Through	Through	December 31,	December 31,
(Dollars in millions)	July 14, 2016	December 31, 2016	2017	2018
Current tax (benefit) provision:
U.S. federal	$—	$—	$(6)	$—
U.S. state and local	—	—	—	—
Total current tax (benefit) provision	—	—	(6)	—
Deferred tax (benefit) provision:
U.S. federal	549	(19)	64	35
U.S. state and local	78	2	(1)	(31)
Changes to reorganization	8	—	—	—
Total deferred tax (benefit) provision	635	(17)	63	4
Less: valuation allowance	(635)	17	(63)	(4)
Allocation to Other comprehensive (income) loss	—	(20)	(2)	—
Total income tax (benefit) provision	$—	$(20)	$(8)	$—

A reconciliation of income tax expense using the statutory federal income tax rate compared with actual income tax expense follows:

	Predecessor	Successor
	January 1, 2016	July 15, 2016	Year Ended	Year Ended
	Through	Through	December 31,	December 31,
(Dollars in millions)	July 14, 2016	December 31, 2016	2017	2018
Tax at Statutory U.S. Rate of 21% in 2018 and 35% in 2017 and 2016	$412	$(18)	$(13)	$36
Increase resulting from:
Reorganization costs and fresh start accounting	(680)	—	—	—
Federal tax rate change	—	—	71	—
Allocation to Other comprehensive (income) loss related to pension and other postretirement benefits.	—	(20)	(2)	—
Federal net operating losses	818	—	—	—
Other expenses	—	—	—	(1)
Net permanent differences	138	(20)	69	(1)
Valuation allowance	(635)	17	(63)	(4)
Changes to reorganization	8	—	—	—
State income taxes (benefit)	78	2	—	(31)
Other	(1)	(1)	(1)	—
Total income tax (benefit) provision	$—	$(20)	$(8)	$—

The following is a summary of the significant components of the net deferred tax asset (liability):

(Dollars in millions)	December 31, 2017	December 31, 2018
Deferred tax assets:
Net operating loss	$72	$46
Credit carryforwards	—	40
Pension	147	140
Compensation obligations	14	18
Inventory reserves/capitalization	26	23
Capitalized expenses	4	4
Other	10	8
Gross deferred tax assets	273	279
Less: valuation allowance	(130)	(126)
Deferred tax assets, net of allowance	$143	$153
Deferred tax liabilities:
Property, plant and equipment	$(139)	$(149)
Cancellation of debt income deferral	(3)	—
Intangible assets	—	(3)
Other	(1)	(1)
Total deferred tax liabilities	(143)	(153)
Net deferred tax liabilities	$—	$—

The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Based on the lack of historical earnings, management believes it is more likely than not that Verso will not realize the benefits of those deductible differences.

Upon the Effective Date of the Plan, certain debt obligations of the Company were extinguished. Absent an exception, a debtor recognizes cancellation of debt income, or “CODI,” upon discharge of its outstanding indebtedness for an amount less than its original issue price. The Internal Revenue Code, or “IRC,” provides that a debtor in a bankruptcy case may exclude CODI from taxable income but must reduce certain of its tax attributes by the amount of the CODI realized as a result of the consummation of a plan of reorganization. Also, IRC Section 382 limits the ability to utilize losses in the future. This has resulted in a reduction of the net operating losses available to be utilized in the future to $196 million at the end of 2018.

ASC 740-20-45-7 requires that a Company allocate tax expense to other comprehensive income, or “OCI,” and a corresponding tax benefit to income from continuing operations when there is a pre-tax loss from continuing operations and pretax income in OCI. In 2017, Verso allocated $2 million of tax expense to OCI and recognized a $2 million tax benefit in continuing operations. In 2018, Verso allocated zero tax expense to OCI and recognized a zero tax benefit in continuing operations.

The valuation allowance for deferred tax assets as of December 31, 2017 and December 31, 2018 was $130 million and $126 million, respectively. The decrease in the valuation allowance in 2018 of $4 million is primarily attributable to a decrease in net operating loss, pension-related timing differences and increases in Property, plant and equipment timing differences, partially offset by state credits. It is less than more likely than not that Verso will realize these carryforward benefits in the future.

Income tax benefits of $140 million related to pension and other postretirement benefit obligations are recorded, of which $31 million is attributable to other comprehensive income as of December 31, 2018.

Verso’s policy is to record interest paid or received with respect to income taxes as interest expense or interest income, respectively, in the Consolidated Statements of Operations. The total amount of tax-related interest and penalties in the Consolidated Balance Sheets was zero at December 31, 2017 and 2018. The amount of expense (benefit) for interest and penalties included in the Consolidated Statements of Operations was zero for all periods presented.

Verso has federal net operating loss carryforwards totaling $305 million as of December 31, 2018, which begin to expire at the end of 2034. Verso estimates that these net operating losses have been reduced by attribute reduction and IRC Section 382 limits to $196 million available to be utilized in the future.

Verso has state net operating loss carryforwards, after apportionment, totaling $58 million available to be utilized in the future as of December 31, 2018. A state income tax credit of $40 million that was denied in prior years was reinstated in 2018.

On December 22, 2017, the federal government enacted new tax reform legislation. The provisions of the Tax Act included a reduction in the corporate income tax rate from 35% to 21%. The reduction in the federal tax rate resulted in a reduction of deferred tax assets of $71 million offset with a corresponding decrease in the valuation allowance. Also included in the Tax Act was a repeal of the alternative minimum tax and provisions allowing for the refund of any minimum tax credit carryovers. Verso recognized a tax benefit of $6 million, which is included in Income tax benefit in the Consolidated Statement of Operations for the year ended December 31, 2017, related to the recognition of a minimum tax credit carryover receivable. Verso believes that all of the significant impacts of the Tax Act are reflected in the financial statements.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(Dollars in millions)
Balance at December 31, 2016	3
Additions	—
Reductions	(1)
Balance at December 31, 2017	2
Additions	—
Reductions	—
Balance at December 31, 2018	$2
None of the unrecognized tax benefits are expected to significantly increase or decrease in the next twelve months. None of the unrecognized tax benefits would, if recognized, affect the effective tax rate. The reduction in the balance in 2017 is related to the effects of the Tax Act.

Verso files income tax returns in the United States for federal and various state jurisdictions. As of December 31, 2018, periods beginning in 2015 are still open for examination by various taxing authorities; however, taxing authorities have the ability to adjust net operating loss carryforwards from years prior to 2015. As of December 31, 2018, there are no ongoing federal or state income tax audits.

16. NEW MARKET TAX CREDIT ENTITIES

In 2010, Verso entered into a financing transaction with Chase Community Equity, LLC, or “Chase,” related to a $43 million renewable energy project at the mill in Quinnesec, Michigan, in which Chase made a capital contribution and Verso Finance made a loan to Chase NMTC Verso Investment Fund, LLC, or the “Investment Fund,” under a qualified New Markets Tax Credit, or “NMTC,” program, provided for in the Community Renewal Tax Relief Act of 2000.

By virtue of its contribution, Chase was entitled to substantially all of the benefits derived from the NMTCs. This transaction included a put/call provision, exercised by Chase on December 31, 2017, whereby Verso repurchased Chase’s interest. The value attributed to the put/call is de minimis. The NMTC was subject to 100% recapture for a period of 7 years as provided in the Internal Revenue Code. Verso is required to be in compliance with various regulations and contractual provisions that apply to the NMTC arrangement. Non-compliance with applicable requirements could result in projected tax benefits not being realized and, therefore, could require us to indemnify Chase for any loss or recapture of NMTCs related to the financing until such time as Verso’s obligation to deliver tax benefits is relieved and the period open for examination by federal authorities has expired. Verso does not anticipate any credit recaptures will be required in connection with this arrangement.

Until December 31, 2017, the Investment Fund was determined to be a variable interest entity, or “VIE,” of which Verso was the primary beneficiary, and thus consolidated it in accordance with the accounting standard for consolidation. The impact of the VIE was $8 million of Other long-term liabilities as of December 31, 2016. Incremental costs to maintain the structure during the compliance period were recognized as incurred. After the exercise of the put option, the Investment Fund had become a wholly owned subsidiary of Verso. Chase’s contribution, net of syndication fees, was included in Other long-term liabilities in the Consolidated Balance Sheets prior to December 31, 2017. At the end of the recapture period in December 2017, and as a result of the put, all obligations to Chase have been met and the $8 million, net of related expenses of $1 million, is recorded as an extinguishment gain and included in Other (income) expense in the Consolidated Statement of Operations for the period ended December 31, 2017.

17. COMMITMENTS AND CONTINGENCIES

Operating Leases — Verso has entered into operating lease agreements, which expire at various dates through 2023. Rental expense under operating leases amounted to $12 million for the year ended December 31, 2018 (Successor), $10 million for the year ended December 31, 2017 (Successor), $4 million for the period July 15, 2016 to December 31, 2016 (Successor) and $6 million for the period January 1, 2016 to July 14, 2016 (Predecessor).

The following table represents the future minimum rental payments due under non-cancelable operating leases that have initial or remaining lease terms in excess of one year, as of December 31, 2018.

(Dollars in millions)
2019	6
2020	5
2021	2
2022	1
2023	—
Thereafter	—
Total	$14

Purchase obligations — Verso has entered into unconditional purchase obligations in the ordinary course of business for the purchase of certain raw materials, energy and services. The following table summarizes the unconditional purchase obligations, as of December 31, 2018.

(Dollars in millions)
2019	47
2020	41
2021	10
2022	6
2023	6
Thereafter	61
Total	$171

Represented Employees — Approximately 70% of Verso’s hourly workforce is represented by unions. All represented employees were covered by a Master Labor Agreement from 2012 to 2016 that covered wages and benefits. Certain represented mills also had local agreements covering general work rules. The Master Labor Agreement expired in December 2016. The parties are currently engaged in collective bargaining for a new master labor agreement and continue to work under the terms and conditions of their expired agreements.

Severance Arrangements — Under Verso’s severance policy, and subject to certain terms and conditions, if the employment of eligible regular, full-time salaried employee or regular, full-time hourly employee is terminated under specified circumstances, the employee is eligible to receive a termination allowance based on the employee’s eligible pay, employee classification and applicable service as follows: (i) one week of eligible pay multiplied by years of service not in excess of 10 years of service for employees with one through 10 years of service and (ii) for employees with eleven and above years of service, an additional two weeks of eligible pay multiplied by years of service in excess of 10 years of service. In any event, the allowance is not less than two weeks of eligible pay and not more than 52 weeks of eligible pay. Termination allowances for union employees are subject to collective bargaining rules. Verso may also elect to provide the employee with other severance benefits such as subsidized continuation of medical and dental insurance coverage and outplacement services. Verso’s executive officers are also entitled to receive additional severance benefits under their contracts with Verso in the event of the termination of their employment under certain circumstances.

Settlement Agreement — On March 20, 2018, Verso entered into a settlement agreement, or “the Settlement Agreement,” with Canadian producers of supercalendered papers, Port Hawkesbury Paper Limited Partnership and certain related entities, collectively, “Port Hawkesbury” and Irving Paper Limited, or “Irving”. In accordance with the terms of the Settlement Agreement, Verso filed with the U.S. Department of Commerce, or “Commerce,” a written request for a “no interest” changed circumstances review by Commerce of the final countervailing duty order, or the “CVD Order,” issued by Commerce on December 10, 2015, imposing tariffs on supercalendered papers imported into the United States from Canada since August 3, 2015; such request is referred to as the “Changed Circumstances Request”. Included in the Changed Circumstances Request, among other things, was a request that Commerce revoke the CVD Order retroactively to August 3, 2015, which, if granted, would result in refunds to Canadian producers of supercalendered papers of all countervailing duties collected on supercalendered papers imported into the United States from such producers under the CVD Order.

On July 5, 2018, Commerce granted the request and revoked the countervailing duties retroactively to August 3, 2015, the date the tariffs were originally imposed, which will result in a refund to Canadian producers of supercalendered papers of the countervailing duties previously collected on supercalendered papers imported into the United States from such producers. Pursuant to the Settlement Agreement, Irving and Port Hawkesbury agreed to pay Verso a percentage, totaling up to $42 million, of the duties refunded to such parties over time. During the year ended December 31, 2018, $42 million in settlement payments were received by Verso and are included in Other (income) expense on the Consolidated Statements of Operations.

Expera Specialty Solutions, LLC — Verso was a party to a long-term supply agreement with Expera Specialty Solutions, or “Expera,” for the manufacture of specialty papers products on paper machine No. 5 at the Androscoggin Mill in Jay, Maine. The agreement, which was an element of the sale by International Paper Company of its industrial paper business to Thilmany, LLC in 2005, had a 12-year term expiring on June 1, 2017. Verso, as the assignee of International Paper, was responsible for the machine’s routine maintenance and Expera was responsible for any capital expenditures specific to the machine. The agreement required Expera to pay us a variable charge for the paper purchased and a fixed charge for the availability of the paper machine. Expera had the right to terminate the agreement if certain events occurred.

On May 25, 2016, the Bankruptcy Court authorized Verso to reject its supply agreement with Expera effective on May 4, 2016. Moving forward from the rejection of this agreement, Verso intends to continue producing its own portfolio of specialty papers products on paper machine No. 5 at the Androscoggin Mill.

General Litigation — Verso is involved from time to time in legal proceedings incidental to the conduct of its business. While any proceeding or litigation has the element of uncertainty, Verso believes that the outcome of any of these lawsuits or claims that are pending or threatened or all of them combined (other than those that cannot be assessed due to their preliminary nature) will not have a material effect on the Consolidated Financial Statements.

18. INFORMATION BY INDUSTRY SEGMENT

Verso has two operating segments, paper and pulp, however, subsequent to the Effective Date, Verso has determined that the operating loss of the pulp segment is immaterial for disclosure purposes. In 2018, pulp net sales and gross margin, excluding depreciation and amortization expense were each less than 10% of consolidated balances. Verso’s paper products are used primarily in media and marketing applications, including catalogs, magazines and commercial printing applications, such as high-end advertising brochures, annual reports and direct-mail advertising, and specialty applications, such as flexible packaging and label and converting. Market kraft pulp is used to manufacture printing, writing and specialty papers grades and tissue, containerboard, bag and other products. Verso’s assets are utilized across segments in an integrated mill system and are not identified by segment or reviewed by management on a segment basis. Verso operates primarily in one geographic segment, North America.

The following table summarizes the reportable segments for the period from January 1, 2016 through July 14, 2016 (Predecessor):

January 1, 2016
Through
(Dollars in millions)	July 14, 2016
Net sales:
Paper	$1,349
Pulp	91
Intercompany eliminations	(23)
Total	$1,417
Operating income (loss):
Paper (1)	$(106)
Pulp	(17)
Total	$(123)
Depreciation and amortization:
Paper	$92
Pulp	8
Total	$100
Capital expenditures:
Paper	$26
Pulp	5
Total	$31

(1)
Operating losses in the period from January 1, 2016 to July 14, 2016 (Predecessor), include $135 million of Restructuring charges attributable to the paper segment and $16 million of Restructuring charges related to the pulp segment.

19. UNAUDITED QUARTERLY DATA

The quarterly financial data is as follows:

(Dollars in millions, except per share amounts)	First	Second	Third	Fourth	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
	2017	2017	2017	2017	2018	2018	2018	2018
Summary Statement of Operations Data:
Net sales	$616	$585	$621	$639	$639	$644	$704	$695
Cost of products sold (exclusive of depreciation and amortization)	562	574	554	560	581	581	580	579
Depreciation and amortization	33	27	27	28	27	28	28	28
Selling, general and administrative expenses	33	24	24	26	25	28	25	24
Restructuring charges	2	2	4	1	1	1	—	(1)
Other operating (income) expense(1)	—	—	—	1	—	2	(9)	2
Interest expense	9	10	10	9	11	6	15	1
Other (income) expense(2)	(2)	(3)	(2)	(14)	(4)	(3)	(21)	(24)
Income tax expense (benefit)	—	—	—	(8)	—	—	—	—
Net income (loss)	(21)	(49)	4	36	(2)	1	86	86
Share Data:
Income (loss) per common share:
Basic(3)	$(0.61)	$(1.42)	$0.12	$1.04	$(0.06)	$0.03	$2.49	$2.49
Diluted(3)	(0.61)	(1.42)	0.12	1.04	(0.06)	0.03	2.45	2.44
Weighted average shares of common stock outstanding (thousands):
Basic	34,391	34,416	34,456	34,465	34,465	34,506	34,562	34,553
Diluted	34,391	34,416	34,460	34,618	34,465	34,829	35,051	35,288
Closing price per share:
High	$8.27	$6.07	$5.38	$17.57	$17.94	$21.77	$33.67	$33.57
Low	5.70	3.37	3.86	5.15	14.46	15.92	20.36	21.02
Period-end	6.00	4.69	5.09	17.57	16.84	21.76	33.67	22.40

(1)	Third quarter 2018 other operating income primarily associated with the realized gain on the sale of the Wickliffe Mill.

(2)	Third and fourth quarters 2018 other income primarily associated with countervailing duty settlement gains pursuant to the Settlement Agreement.

(3)
Earnings per share calculations for each fiscal quarter are based on the applicable weighted-average shares outstanding for each period, and the sum of the earnings per share for the four fiscal quarters may not necessarily be equal to the full year earnings per share amount.

20. BANKRUPTCY RELATED DISCLOSURES
2016 Chapter 11 Filing
On the Petition Date, the Debtors filed the Chapter 11 Filings in the Bankruptcy Court. The Chapter 11 Filings constituted an event of default and automatic acceleration under the agreements governing all of the Predecessor’s debt (excluding the $23 million loan from Verso Finance Holdings to Chase NMTC Verso Investment Fund).
On the Effective Date, Verso Finance, VPH and certain of its subsidiaries entered into the Verso DIP Facility (as defined in Note 8) for an aggregate principal amount of up to $100 million, and NewPage Corp and certain of its subsidiaries entered into the NewPage DIP ABL Facility (as defined in Note 8) for an aggregate principal amount of up to $325 million and the NewPage DIP Term Loan Facility (as defined in Note 8) for an aggregate principal amount of $350 million. The NewPage DIP Term Loan Facility consisted of $175 million of new money term loans and $175 million of loans that aggregated and replaced existing loans, or “NewPage DIP Roll Up Loans,” to refinance loans outstanding under the existing term loan facility of NewPage Corp that were outstanding on the Petition Date.
Plan of Reorganization and Emergence from Chapter 11

On June 23, 2016, the Bankruptcy Court entered the Confirmation Order, confirming the Plan. On the Effective Date, the Plan became effective pursuant to its terms and the Debtors emerged from their Chapter 11 Cases. Key components of the Plan included:

•
Entry into an asset-based loan facility and a term loan facility upon emergence from Chapter 11 on July 15, 2016. These Credit Facilities (as defined in Note 8) provided exit financing in an amount sufficient to repay in full all amounts outstanding under the debtor-in-possession credit agreements and pay fees and expenses related to the facilities and the emergence of Verso and its subsidiaries from bankruptcy.

•
Issuance of an aggregate of 34,390,643 shares of Class A common stock and Class B common stock, or 100% of Verso’s equity (subject to dilution by warrants issued to certain creditors described below, or “Plan Warrants,” and equity issuable to our employees under a management incentive plan), to our existing creditors in exchange for the cancellation of all of the Debtors’ pre-petition indebtedness (principal and interest) existing as of the date of bankruptcy totaling $2.6 billion.

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

Plan Warrants
On the Effective Date, and in accordance with the Plan, warrants to purchase up to an aggregate of 1.8 million shares of Class A Common Stock were issued to holders of first-lien secured debt holders. Each Plan Warrant has a seven year term (commencing on the Effective Date) and has an initial exercise price of $27.86 per share of Class A Common Stock. The warrant agreement governing the Plan Warrants, or the “Warrant Agreement,” contains customary anti-dilution adjustments in the event of any stock split, reverse stock split, reclassification, stock dividend or other distributions. In addition, the Warrant Agreement provides for anti-dilution adjustments in the event of below market stock issuances at less than 95% of the average closing price of the Class A Common Stock for the 10 consecutive trading days immediately prior to the applicable determination date, and for pro rata repurchases of Class A Common Stock.
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
Fresh Start Accounting
Under ASC 852, Reorganizations, fresh start accounting is required upon emergence from Chapter 11 if (i) the value of the assets of the emerging entity immediately before the date of confirmation is less than the total of all post-petition liabilities and allowed claims; and (ii) holders of existing voting shares immediately before confirmation receive less than 50% of the voting shares of the emerging entity. The Company qualified for and adopted fresh start accounting as of the Effective Date. Adopting fresh start accounting results in a new reporting entity with no beginning retained earnings or deficits. The cancellation of all existing shares outstanding on the Effective Date and issuance of new shares of the reorganized entity caused a change of control of the Company under ASC 852.
Adoption of fresh start accounting resulted in Verso becoming a new entity for financial reporting purposes and the recording of the Company’s assets and liabilities at their fair value as of the Effective Date in conformity with ASC 805, Business Combinations. The Company also adopted various new accounting policies in connection with its adoption of fresh start accounting. Consequently, the Company’s financial statements on or after the Effective Date are not comparable with the financial statements prior to that date and the historical financial statements before the Effective Date are not reliable indicators of its financial condition and results of operations for any period after it adopted fresh start accounting.
Reorganization Value

Reorganization value is the value attributed to an entity emerging from bankruptcy, as well as the expected net realizable value of those assets that will be disposed before emergence occurs. This value is viewed as the value of the entity before considering liabilities and approximates the amount a willing buyer would pay for the assets of the entity immediately after emergence. Fresh start accounting requires that the reporting entity allocate the reorganization value to its assets and liabilities in relation to their fair values upon emergence from Chapter 11. The Company’s valuation of the reorganized Company dated as of April 27, 2016, which was included in the disclosure statement related to the Plan, purported the estimated enterprise value of the Company to be in a range between $1.05 billion and $1.10 billion. The estimated enterprise value, which was approved by the Bankruptcy Court, included the equity value in a range between $675 million and $725 million. As part of determining the reorganization value as of July 15, 2016, the Company estimated the equity value of the Successor to be $675 million and the reorganization value to be approximately $2 billion. As the Company issued 100% of its equity to existing creditors in exchange for the cancellation of all pre-petition indebtedness upon confirmation of the Plan, the distribution of the Company’s equity in settlement of pre-existing indebtedness was the primary objective of the Plan. Accordingly, Verso’s equity value represents the primary assumption utilized by the Company in the determination of reorganization value. The Company believes that an equity value at the low-end of the range of $675 - $725 million was appropriate due to declines in projected operating performance from the submission of the Plan through the Effective Date.

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

The fair value and carrying value of debt represented $318 million of borrowings under the Credit Facilities on the Effective Date. The fair value of long-term debt was determined based on a market approach utilizing market yields and was estimated to be approximately 94% of the par value or less $22 million original issue discount on the Term Loan Facility - (as defined in Note 8).

The Company’s reorganization value was allocated to its assets and liabilities in conformity with ASC 805. The valuation of the Company’s assets and liabilities in connection with fresh start accounting include the following general valuation approaches:

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

The significant assumptions related to the valuation of the Company’s assets are included in the footnotes to the Fresh Start Balance sheet below. Most valuation inputs, related to inventory, property, plant and equipment, and intangible assets are considered to be Level 3 inputs as they are based on significant inputs that are not observable in the market.

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

•
Issuance of 34,390,643 shares of stock or 100% of Verso’s equity and Plan Warrants to purchase an aggregate of 1.8 million shares of Class A Common Stock in exchange for the cancellation of all of our pre-petition indebtedness existing as of the Petition Date totaling $2.6 billion;

•	Payment for the satisfaction of general unsecured claims in aggregate settlement totaling $3 million; and

•	Repayment of $279 million of liabilities under the DIP Facilities (as defined in Note 8).

Fresh Start Balance Sheet

The following fresh start balance sheet as of the Effective Date, July 15, 2016, illustrates the financial effects on the Company of the implementation of the Plan and the adoption of fresh start accounting. This fresh start balance sheet reflects the effect of the completion of the transactions included in the Plan, including the issuance of successor equity and the settlement of old indebtedness.
Reorganization adjustments, shown in column 2 of the following schedule, represent amounts recorded on the Effective Date for the implementation of the Plan, including the settlement of liabilities subject to compromise and related payments, the issuance of new shares of common stock and new warrants, repayment of the DIP Facilities and cancellation of Predecessor common stock.
Fresh start adjustments, as shown in column 3 of the following schedule, represent amounts recorded on the Effective Date as a result of the adoption of fresh start accounting, which resulted in Verso becoming a new entity for financial reporting purposes. The Company’s assets and liabilities have been recorded at fair value as of the fresh start accounting date or Effective Date.

(Dollars in millions)	Predecessor	Reorganization Adjustments		Fresh Start Adjustments		Successor
ASSETS
Current assets:
Cash and cash equivalents	$27	$20	(a)	$—		$47
Accounts receivable, net	201	—		(2)		199
Inventories	503	—		(14)	(l)	489
Prepaid expenses and other assets	27	(3)		—		24
Total current assets	758	17		(16)		759
Property, plant and equipment, net	1,660	—		(480)	(m)	1,180
Intangibles and other assets, net	97	—		(30)	(n)	67
Total assets	$2,515	$17		$(526)		$2,006

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$103	$41	(b)	$—		$144
Accrued liabilities	140	10	(c)	2		152
Current maturities of long-term debt	461	(443)	(d)	—		18
Total current liabilities	704	(392)		2		314
Long-term debt	—	292	(e)	—		292
Other liabilities	597	5	(f)	123	(o)	725
Liabilities subject to compromise	2,535	(2,535)	(g)	—		—
Total liabilities	3,836	(2,630)		125		1,331
Commitment and contingencies
Equity:
Predecessor preferred stock	—	—		—		—
Successor preferred stock	—	—		—		—
Predecessor common stock	1	(1)	(h)	—		—
Successor common stock	—	—	(i)	—		—
Treasury stock	(1)	1	(h)	—		—
Predecessor paid-in capital	322	(322)	(h)	—		—
Successor paid-in-capital	—	665	(i)	—		665
Warrants	—	10	(j)	—		10
Retained earnings (deficit)	(1,541)	2,294	(k)	(753)	(p)	—
Accumulated other comprehensive loss	(102)	—		102	(p)	—
Total equity (deficit)	(1,321)	2,647		(651)		675
Total liabilities and equity	$2,515	$17		$(526)		$2,006

Reorganization Adjustments
(a) Reflects payments and receipts recorded as of the Effective Date as follows (dollars in millions):

Sources:
Amount borrowed under the Credit Facilities	$340
Less discount on Term Loan Facility	(22)
Total Sources	318
Uses:
Repayment of DIP facility (principal and interest)	(279)
Payment of deferred financing costs on exit financing	(8)
Payment of professional fees	(8)
Aggregate settlement of unsecured claims	(3)
Total uses	(298)
Net source	$20
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
(j) Reflects the issuance of Plan Warrants to purchase up to 1.8 million shares of Class A Common Stock at an initial exercise price of $27.86 issued to holder of first-lien secured debt holders in exchange for the cancellation of indebtedness.
(k) Reflects the cumulative impact of the reorganization adjustment discussed above (dollars in millions):

Gain on settlement of LSTC	$1,992
Professional fees paid at emergence	(8)
Success fees accrued at emergence	(12)
Net gain on reorganization adjustments	1,972
Cancellation of Predecessor equity (1)	322
Net impact to Retained earnings (deficit)	$2,294
(1) Net of recognition of previously unamortized stock compensation cost of the Predecessor.
Fresh Start Adjustments
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
(p) Reflects the cumulative impact of fresh start adjustments as discussed above and shown in the table below and the elimination of the Predecessor accumulated other comprehensive income (dollars in millions):

Accounts receivable, net	$(2)
Inventory	(14)
Write down Property, plant and equipment, net	(480)
Record fair value of Intangibles and other assets	(30)
Accrued liabilities	(2)
Other long-term liabilities	4
Pension	(135)
Change in deferred taxes	8
Total loss recorded as a result of Fresh Start Accounting	(651)
Elimination of Predecessor accumulated other comprehensive loss	(102)
Net impact on Retained earnings (deficit)	$(753)

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

Reorganization items, net

Expenses and income directly associated with the Chapter 11 Cases are reported separately in the Consolidated Statements of Operations as Reorganization items, net as required by ASC 852, Reorganizations. Reorganization items, net include adjustments to reflect the carrying value of LSTC at their estimated allowed claim amounts, as such adjustments are determined.

The following table presents reorganization items incurred in the period from January 26, 2016 through July 14, 2016 (Predecessor), as reported in the Consolidated Statement of Operations:

January 26, 2016
Through
(Dollars in millions)	July 14, 2016
Net gain on settlement of LSTC and DIP Roll-Up Notes	$(1,992)
Total loss recorded as a result of Fresh Start Accounting	651
Professional fees	52
DIP financing cost	22
Write-off of unamortized deferred financing costs, discounts/premiums and deferred gains(1)	(81)
Contract modifications and rejections, net	14
Other	(4)
Total reorganization items, net	$(1,338)
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
Common Stock Privileges
The 33,366,784 shares of Class A Common Stock and 1,023,859 shares of Class B Common Stock issued in connection with the cancellation of all of the Company’s pre-petition indebtedness are identical and entitle the holders thereof the same rights and privileges, except that the Class B Common Stock was not qualified for listing and trading on the New York Stock Exchange. As of December 31, 2018, no shares of Class B Common Stock were outstanding.

21. SUBSEQUENT EVENT

On February 6, 2019, Verso Paper, as borrower, and Verso Holding entered into a second amendment, or the “ABL Amendment,” to the ABL Facility. As a result of the ABL Amendment, the ABL Facility provides for revolving commitments of $350 million, with a $100 million sublimit for letters of credit and a $35 million sublimit for swingline loans. Verso Paper may request one or more incremental revolving commitments in an aggregate principal amount up to the excess, if any, of (a) the greater of (i) $75 million and (ii) the excess of the borrowing base at such time over the amount of the revolving facility commitments at such time, over (b) the aggregate amount of all incremental revolving facility commitments established prior to such time under the ABL Facility; however, the lenders are not obligated to increase the revolving commitments upon any such request. Availability under the ABL Facility is subject to customary borrowing conditions. The ABL Facility will mature on February 6, 2024. As of February 15, 2019, Verso Paper had $35 million in borrowings outstanding under the ABL Facility.

As a result of the ABL Amendment, outstanding borrowings under the ABL Facility will bear interest at an annual rate equal to, at the option of Verso Paper, either (i) a customary London interbank offered rate plus an applicable margin ranging from 1.25% to 1.75% or (ii) a customary base rate plus an applicable margin ranging from 0.25% to 0.75%, determined based upon the average excess availability under the ABL Facility. Verso Paper also is required to pay a commitment fee for the unused portion of the ABL Facility of 0.25% per year, based upon the average revolver usage under the ABL Facility.

All obligations under the ABL Facility are unconditionally guaranteed by Verso Holding, and certain of the subsidiaries of Verso Paper. The security interest with respect to the ABL Facility consists of a first-priority lien on certain assets of Verso Paper, Verso Holding and the other guarantor subsidiaries, including accounts receivable, inventory, certain deposit accounts, securities accounts and commodities accounts.

The ABL Facility contains financial covenants requiring us, among other things, to maintain a minimum fixed charge coverage ratio in certain circumstances and a maximum total net leverage ratio. The ABL Facility also contains restrictions, among other things and subject to certain exceptions, on our ability to incur debt or liens, pay dividends, repurchase equity interest, prepay indebtedness, sell or dispose of assets and make investments in or merge with another company.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2018. Based upon this evaluation, and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2018.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended December 31, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item for Verso is incorporated by reference from portions of the definitive proxy statement of Verso Corporation to be filed within 120 days after December 31, 2018, pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with the 2019 annual meeting of stockholders of Verso Corporation. In addition, our Board of Directors has adopted a Code of Conduct that applies to all of our directors, employees and officers, including our Chief Executive Officer and Chief Financial Officer. The current version of the Code of Conduct is available on our website under the Corporate Governance section at www.versoco.com. To the extent required by rules adopted by the SEC and the New York Stock Exchange, we intend to promptly disclose future amendments to certain provisions of the Code of Conduct, or waivers of such provisions granted to executive officers and directors, on our website under the Corporate Governance section at www.versoco.com.

Item 11. Executive Compensation

The information required by this item for Verso is incorporated by reference from portions of the definitive proxy statement of Verso Corporation to be filed within 120 days after December 31, 2018, pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with the 2019 annual meeting of stockholders of Verso Corporation.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item for Verso is incorporated by reference from portions of the definitive proxy statement of Verso Corporation to be filed within 120 days after December 31, 2018, pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with the 2019 annual meeting of stockholders of Verso Corporation.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item for Verso is incorporated by reference from portions of the definitive proxy statement of Verso Corporation to be filed within 120 days after December 31, 2018, pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with the 2019 annual meeting of stockholders of Verso Corporation.

Item 14. Principal Accountant Fees and Services

The information required by this item for Verso is incorporated by reference from portions of the definitive proxy statement of Verso Corporation to be filed within 120 days after December 31, 2018, pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with the 2019 annual meeting of stockholders of Verso Corporation.

Part IV

Item 15. Exhibits, Financial Statement Schedules

Financial Statements

See the Index to Financial Statements in “Financial Statements and Supplementary Data.”

Financial Statement Schedules

All schedules are omitted because they are either not required, not applicable, the information required to be set forth therein was not material, or the information is in the Consolidated Financial Statements or notes thereto.

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

10.2
Asset-Based Revolving Credit Agreement dated as of July 15, 2016, among Verso Paper Finance Holdings LLC, Verso Paper Holdings LLC, each of the subsidiaries of the borrower party thereto, the lenders party thereto, Wells Fargo Bank, National Association, as administrative agent, Barclays Bank PLC, as syndication agent, and Wells Fargo Bank, National Association and Barclays Bank PLC, as joint lead arrangers and joint bookrunners. (9)

10.3
First Amendment dated as of December 5, 2016, to Asset-Based Revolving Credit Agreement dated as of July 15, 2016, among Verso Paper Finance Holdings LLC, Verso Paper Holdings LLC, the subsidiary loan parties party thereto, the lenders party thereto, Wells Fargo Bank, National Association, as administrative agent, and the other parties party thereto. (10)

10.4
Second Amendment to Credit Agreement, dated as of February 6, 2019, among Verso Holding LLC, Verso Paper Holding LLC, each of the other loan parties party thereto, the lenders party thereto, and Wells Fargo Bank, National Association, as administrative agent. (11)

10.5*	Verso Corporation Performance Incentive Plan. (12)

10.6*	Verso Paper Corp. Executive Retirement Program. (13)

10.7*
Verso Paper Deferred Compensation Plan, consisting of The CORPORATEplan for RetirementSM Executive Plan, Basic Plan Document, effective as of February 15, 2007, as amended and restated by the Adoption Agreement effective as of December 1, 2008, as further amended by the Verso Paper Deferred Compensation Plan Amendment effective as of April 10, 2009, and as further amended by the Second Amendment to Verso Paper Deferred Compensation Plan effective as of January 1, 2010. (14)

10.8*	Employment Agreement dated as of January 10, 2017 (effective as of February 1, 2017), between Verso Corporation and B. Christopher DiSantis. (15)

10.9*	Restrictive Covenant Agreement dated as of January 10, 2017 (effective as of February 1, 2017), between Verso Corporation and B. Christopher DiSantis. (16)

10.10*	Employment Offer Letter Agreement dated September 8, 2015, between Verso Corporation and Allen J. Campbell. (17)

10.11*	Restricted Stock Unit Award Agreement dated as of February 7, 2017, between Verso Corporation and B. Christopher DiSantis. (18)

10.12*	Indemnification Agreement between Verso and the directors and officers of Verso Corporation and its subsidiaries (form). (19)

10.13*	Amended and Restated Confidentiality and Non-Competition Agreement between Verso Paper Corp. and each of its executives (form). (20)

10.14*	Form of Employee Restricted Stock Unit Award Agreement - 2016. (21)

10.15*	Form of Non-Employee Director Restricted Stock Unit Award Agreement - 2016. (22)

10.16*	Form of Employee Restricted Stock Unit Award Agreement - 2017. (23)

10.17*	Form of Non-Employee Director Restricted Stock Unit Award Agreement - 2017. (24)

10.18*	Form of Employee Restricted Stock Unit Award Agreement - 2018. (25)

10.19*	Form of Amendment to 2017 Employee Restricted Stock Unit Award Agreement. (26)

21	Subsidiaries of Verso Corporation.

23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.

23.2	Consent of Resource Information Systems, Inc. (27)

31.1	Certification of Principal Executive Officer.

31.2	Certification of Principal Financial Officer.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350. (28)

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350. (28)

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

 *  An asterisk denotes a management contract or compensatory plan or arrangement.

(1)	Incorporated herein by reference to Exhibit 2.1 of Verso Corporation’s Current Report on Form 8-K filed with the SEC on June 24, 2016.

(2)	Incorporated herein by reference to Exhibit 2.2 of Verso Corporation’s Current Report on Form 8-K filed with the SEC on June 24, 2016.

(3)	Incorporated herein by reference to Exhibit 3.1 to Verso Corporation’s Registration Statement on Form 8-A filed with the SEC on July 15, 2016.

(4)	Incorporated herein by reference to Exhibit 3.2 to Verso Corporation’s Registration Statement on Form 8-A filed with the SEC on July 15, 2016.

(5)	Incorporated herein by reference to Exhibit 4.1 to Verso Corporation’s Current Report on Form 8-K filed with the SEC on July 19, 2016.

(6)	Incorporated herein by reference to Exhibit 4.2 to Verso Corporation’s Current Report on Form 8-K filed with the SEC on July 19, 2016.

(7)	Included in Exhibit 10.1.

(8)	Incorporated herein by reference to Exhibit 10.4 to Verso Corporation’s Current Report on Form 8-K filed with the SEC on July 19, 2016.

(9)	Incorporated herein by reference to Exhibit 10.1 to Verso Corporation’s Current Report on Form 8-K filed with the SEC on July 19, 2016.

(10)	Incorporated herein by reference to Exhibit 10.1 to Verso Corporation’s Current Report on Form 8-K filed with the SEC on December 8, 2016.

(11)	Incorporated herein by reference to Exhibit 10.1 to Verso Corporation’s Current Report on Form 8-K filed with the SEC on February 11, 2019.

(12)	Incorporated herein by reference to Exhibit 10.3 to Verso Corporation’s Current Report on Form 8-K filed with the SEC on July 19, 2016.

(13)	Incorporated herein by reference to Exhibit 10.2 to Verso Corporation’s Current Report on Form 8-K, filed with the SEC on December 30, 2009.

(14)	Incorporated herein by reference to Exhibit 10.1 to Verso Corporation’s Current Report on Form 8-K, filed with the SEC on December 30, 2009.

(15)	Incorporated herein by reference to Exhibit 10.1 to Verso Corporation’s Current Report on Form 8-K filed with the SEC on January 12, 2017.

(16)	Incorporated herein by reference to Exhibit 10.2 to Verso Corporation’s Current Report on Form 8-K filed with the SEC on January 12, 2017.

(17)	Incorporated herein by reference to Exhibit 10.1 to Verso Corporation’s Current Report on Form 8-K filed with the SEC on September 8, 2015.

(18)	Incorporated herein by reference to Exhibit 10.3 to Verso Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2017, filed with the SEC on May 15, 2017.

(19)	Incorporated herein by reference to Exhibit 10.6 to Verso Corporation’s Current Report on Form 8-K filed with the SEC on July 19, 2016.

(20)	Incorporated herein by reference to Exhibit 10.2 to Verso Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2012, filed with the SEC on May 14, 2012.

(21)	Incorporated herein by reference to Exhibit 10.16 to Verso Corporation’s Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on March 8, 2018.

(22)	Incorporated herein by reference to Exhibit 10.17 to Verso Corporation’s Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on March 8, 2018.

(23)	Incorporated herein by reference to Exhibit 10.18 to Verso Corporation’s Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on March 8, 2018.

(24)	Incorporated herein by reference to Exhibit 10.19 to Verso Corporation’s Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on March 8, 2018.

(25)	Incorporated herein by reference to Exhibit 10.20 to Verso Corporation’s Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on March 8, 2018.

(26)	Incorporated herein by reference to Exhibit 10.21 to Verso Corporation’s Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on March 8, 2018.

(27)	Incorporated herein by reference to Exhibit 23.2 to Verso Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed with the SEC on March 6, 2012.

(28)	Furnished herewith.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 1, 2019
VERSO CORPORATION

	By:	/s/ B. Christopher DiSantis
B. Christopher DiSantis President, Chief Executive Officer, and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Position	Date

/s/ B. Christopher DiSantis	President, Chief Executive Officer, and Director	March 1, 2019
B. Christopher DiSantis	(Principal Executive Officer)

/s/ Allen J. Campbell	Senior Vice President and Chief Financial Officer	March 1, 2019
Allen J. Campbell	(Principal Financial Officer)

/s/ Alan J. Carr	Director	March 1, 2019
Alan J. Carr

/s/ Eugene I. Davis	Director	March 1, 2019
Eugene I. Davis

/s/ Steven D. Scheiwe	Director	March 1, 2019
Steven D. Scheiwe

/s/ Jay Shuster	Director	March 1, 2019
Jay Shuster