Form 10-K/A
period 2018-12-31
Verso Corp
filed 2019-04-30
CIK 1421182

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☒  Yes    ☐  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes    ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐

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

As of April 20, 2019, Verso Corporation had 34,676,924 shares of Class A common stock, par value $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None.

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-K (this “Amendment”) amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (the “2018 Form 10-K”) originally filed on March 1, 2019 (the “Original Filing”) by Verso Corporation, a Delaware corporation (“Verso,” the “Company,” “we,” or “us”). We are filing this Amendment to present the information required by Part III of Form 10-K as we will not file our definitive proxy statement within 120 days of the end of our fiscal year ended December 31, 2018. Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing.

In this Amendment, Verso Corporation is referred to interchangeably as “Verso,” “we,” “our” and “us.”

Verso Corporation

Amendment No. 1 to Annual Report on Form 10-K

December 31, 2018

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers of the Company

The following table and biographical descriptions provide information regarding our directors and executive officers as of the date of this Amendment.

Name	Age	Position(s)
Leslie T. Lederer	70	Interim Chief Executive Officer
Adam St. John	55	Senior Vice President of Manufacturing
Michael A. Weinhold	54	President of Graphic and Specialty Papers
Allen J. Campbell	61	Senior Vice President and Chief Financial Officer
Kenneth D. Sawyer	63	Senior Vice President of Human Resources and Communications
Alan J. Carr	49	Director and Co-Chairman of the Board
Eugene I. Davis	64	Director and Co-Chairman of the Board
Steven D. Scheiwe	58	Director
Jay Shuster	64	Director

Executive Officers

Leslie T. Lederer

On and effective as of April 5, 2019, the Board appointed Leslie T. Lederer Interim Chief Executive Officer of Verso. Mr. Lederer served as Chairman of the Board of Directors of Catalyst Paper Corporation (“Catalyst”), a publicly traded Canadian pulp and paper manufacturer, from September 2012 to December 2017 and as Catalyst’s interim President and Chief Executive Officer (May 2017 to October 2017) and Chief Restructuring Officer (December 2017 to March 2019). Mr. Lederer has also served as a consultant in financing, restructuring and mergers and acquisitions since 2008. From July 2007 to August 2008, Mr. Lederer was senior advisor for SSAB Svenskt Stal AB (“SSAB”), a Swedish based international steel producer. Prior to that, Mr. Lederer was at IPSCO Inc., a North American steel producer, in the capacity of Vice President, Secretary and General Counsel from March 2005 to July 2007, when it was acquired by SSAB. Mr. Lederer has a B.Sc Accounting from the University of Illinois, a J.D. from the University of Illinois College of Law and is a Certified Public Accountant.

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

Directors

Verso’s board of directors currently consists of four directors. Set forth below is a brief biographical description of each of our directors. The primary experience, qualifications, attributes and skills of each of our directors that led to the conclusion of the Corporate Governance and Nominating Committee and the board that such person should serve as a member of the board of directors are also described in the following paragraphs.

Alan J. Carr

Mr. Carr has been a director of Verso since July 2016 and our Co-Chairman since October 2017. He is the Chief Executive Officer of Drivetrain, LLC, a fiduciary services firm that he founded in 2013 and which supports the investment community in legally- and process-intensive investments as a representative, director or trustee. Mr. Carr was a Managing Director of Strategic Value Partners LLC, an investment manager for hedge and private equity funds, from 2003 to 2013, where he led financial restructurings for companies in North America and Europe. Mr. Carr was a corporate restructuring attorney with Skadden, Arps, Slate, Meagher & Flom LLP from 1997 to 2003. He is a director of the following public companies: Midstates Petroleum Company, Inc., an oil and gas exploration and production company; Tidewater Inc., an offshore vessel owner and manager; and Sears Holdings Corporation, an integrated U.S. retailer. During the past five years, Mr. Carr has served as a director of the following public or formerly public companies: Atlas Iron Limited; Brookfield DTLA Fund Office Trust Investor Inc.; and Tanker Investments Ltd. In addition, he is and has been a director of several private companies in various industries, including Navig8 Chemical Tankers Inc.

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

Mr. Davis is a director of the following public companies: Seadrill Limited, a deepwater drilling contractor to the petroleum industry; Montage Resources Corporation, an oil and gas exploration and production company; Parker Drilling Company, a provider of drilling services and rental tools to the energy industry; and Sanchez Energy Corporation, an oil and gas exploration and development company. During the past five years, Mr. Davis has been a director of the following public or formerly public companies: ALST Casino Holdco, LLC; Atlas Air Worldwide Holdings, Inc.; Atlas Iron Limited; The Cash Store Financial Services, Inc.; Dex One Corp.; Genco Shipping & Trading Limited; Global Power Equipment Group, Inc.; Goodrich Petroleum Corp.; Great Elm Capital Corp.; GSI Group, Inc.; Hercules Offshore, Inc.; HRG Group, Inc.; Knology, Inc.; SeraCare Life Sciences, Inc.; Spansion, Inc.; Spectrum Brands Holdings, Inc.; Titan Energy LLC; Trump Entertainment Resorts, Inc.; U.S. Concrete, Inc.; VICI Properties Inc.; and WMIH Corp. In addition, Mr. Davis is and has been a director of several private companies in various industries.

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

Steven D. Scheiwe

Mr. Scheiwe has been a director of Verso since October 2016. He has been the President of Ontrac Advisors, Inc., a consultancy providing business analysis and management services to private equity firms, companies and funds managing distressed debt issues, since 2001. Mr. Scheiwe worked at Teletrac, Inc., a wireless location and telecommunications services provider, from 1995 to 2001 in management and legal positions, including Chief Executive Officer from 1999 to 2001 and General Counsel and Secretary from 1995 to 1999. He was the General Counsel and Secretary of Premier Page, Inc., a paging services provider, from 1988 to 1995. Mr. Scheiwe is a director of the following public company: Mr. Cooper Group (formerly WMIH Corp.), a reinsurer of mortgage insurance policies in runoff mode. During the past five years, he has served as a director of the following formerly public companies: Hancock Fabrics, Inc.; Alimco Financial Corporation (formerly known as Alliance Semiconductor Corp.); and Mississippi Phosphates Corporation. In addition, Mr. Scheiwe is and has been a director of several private companies in various industries.

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

Jay Shuster

Mr. Shuster has been a director of Verso since July 2016. He has been the Managing Member of Shuster Group, LLC, a privately held business consulting firm, since 2011, through which he has continued a consulting practice begun in 2000 in which he has advised industrial and consumer products companies on strategic and operational planning, mergers and acquisitions, turnaround management, financial performance, management evaluation and other business needs. Mr. Shuster worked at Rock-Tenn Company, a paperboard and specialty packaging manufacturer, from 1979 to 2000 in management, finance and accounting positions, including President and Chief Operating Officer from 1996 to 2000, Executive Vice President and Chief Operating Officer from 1991 to 1995, Executive Vice President and General Manager of the Consumer Packaging Group from 1989 to 1991, Executive Vice President and General Manager of the Folding Carton Division from 1987 to 1989, Chief Financial Officer from 1981 to 1986, and Treasurer from 1981 to 1984. He began his career in 1975 as a certified public accountant with Arthur Andersen & Company. In addition, Mr. Shuster has been a director of several private (and formerly public) companies in various industries.

Mr. Shuster’s lengthy career with Rock-Tenn Company provides him with an in-depth understanding of the paper industry and business which enhances his service as a Verso director. Mr. Shuster’s substantial operational and financial management experience in the paper products industry affords him insights into the complex challenges and opportunities faced by Verso on which he can draw in providing oversight and guidance to our management. In addition, Mr. Shuster’s service as a director of several companies in various industries provides him with broad experiences on which he can draw in serving as a Verso director and increases his knowledge of effective corporate governance.

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

All of our executive officers, other than Mr. Lederer and Mr. St. John, were executive officers of Verso before and during the Chapter 11 Cases. Mr. St. John was serving as our Regional Vice President of Operations during the Chapter 11 Cases, but he did not become an executive officer of Verso until he was elected our Senior Vice President of Manufacturing in August 2016. No director served in such capacity or as an executive officer of Verso prior to our emergence from Chapter 11 reorganization.

In addition, Mr. Campbell was serving as Chief Financial Officer of Cooper-Standard Holdings, Inc. when it voluntarily filed for protection under Chapter 11 of Title 11 of the Bankruptcy Code on August 3, 2009.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), and the rules of the Securities and Exchange Commission (“SEC”) thereunder require that our directors and executive officers and the beneficial owners of more than 10% of Verso’s common stock file with the SEC initial reports of, and subsequent reports of changes in, their beneficial ownership of our common stock. Based solely on our review of such Section 16(a) reports and written representations that our directors and executive officers have furnished to us, we believe that all reporting persons complied with all applicable Section 16(a) filing requirements during 2018.

Code of Ethics

Our board of directors has adopted a Code of Conduct that applies to all of our directors, employees and officers, including our Interim Chief Executive Officer and Chief Financial Officer. The current version of the Code of Conduct is available on our website under the Corporate Governance section at www.versoco.com. To the extent required by rules adopted by the SEC and the New York Stock Exchange, we intend to promptly disclose future amendments to certain provisions of the Code of Conduct, or waivers of such provisions granted to executive officers and directors, on our website under the Corporate Governance section at www.versoco.com.

Audit and Finance Committee

We have a standing Audit Committee of the board. The Audit Committee currently consists of three directors – Messrs. Carr, Scheiwe and Shuster – appointed by the board of directors. The board of directors has determined that each director serving on the Audit Committee is independent under the applicable rules of the New York Stock Exchange (“NYSE”) and Exchange Act, satisfies the NYSE’s requirements of being financially literate and possessing accounting or related financial management expertise, and qualifies as an “audit committee financial expert” under the SEC’s rules.

Item 11. Executive Compensation

Compensation Discussion & Analysis

This Compensation Discussion and Analysis describes our compensation arrangements for 2018 with our “named executive officers” listed in the table below.

Name	Title
B. Christopher DiSantis	Former President and Chief Executive Officer
Allen J. Campbell	Senior Vice President and Chief Financial Officer
Michael A. Weinhold	President of Graphic and Specialty Papers
Adam St. John	Senior Vice President of Manufacturing
Kenneth D. Sawyer	Senior Vice President of Human Resources and Communications

Executive Summary

The Compensation Committee is responsible for determining the compensation of our named executive officers. Our executive compensation program includes a number of features that we believe reflect best practices in the market and help ensure that the program reinforces our stockholders’ interests. These features are described in more detail below in this Compensation Discussion and Analysis and include the following:

•	Each of our named executive officers’ target direct compensation for 2018 consists of his annual base salary, target annual bonus and the target value of his 2018 equity award described below. The diagram below shows the percentage of our named executive officers’ target direct compensation that is “at risk” variable compensation, meaning that the compensation is performance-based and/or with a value dependent on our stock price:

•	Our Compensation Committee determined that for the annual equity awards granted to our named executive officers in or for 2018, a substantial portion of the award would be subject to performance-based vesting requirements. The Compensation Committee determined that the vesting of 50% of the award would be contingent on the compound annual growth rate (“CAGR”) of our stock price from January 1, 2018 to January 1, 2021 relative to the stock price CAGR over that three-year period for a peer group of companies selected by our Compensation Committee. The remaining 50% of the award vests over time, and is scheduled to vest in two installments in January 2021 and January 2022, subject to the executive’s continued employment with us through those dates.

•	We provide our named executive officers with annual performance-based cash award opportunities, with the amount awarded to the executive determined based on our achievement of financial and operational performance goals established by the Compensation Committee for the year. Based on our performance against the goals established for 2018, the Compensation Committee determined that our named executive officers’ bonuses for 2018 would be paid at 168.3% of target. We believe this payout is appropriate in light of our performance during the year.

•	The Compensation Committee has retained an independent compensation consultant to provide advice on our executive compensation program.

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

We believe that by providing a significant portion of our named executive officers’ total compensation package in the form of equity-based awards, we are able to create an incentive to build stockholder value over the long-term and closely align the interests of our named executive officers to those of our stockholders by incentivizing our named executive officers to produce stockholder value. As described in more detail below, the annual equity awards granted to the named executive officers for 2018 are structured so that one-half of the award will vest only if we achieve specified levels of stock price performance relative to the performance of a peer group of companies over a three-year performance period and only if the executive remains employed with us through the end of the applicable performance period. The remainder of the award generally vests only if the executive remains employed with us over a multi-year period.

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

Compensation Consultant

For 2018, our Compensation Committee retained Lyons, Benenson & Company Inc. (“Lyons Benenson”) to serve as its independent compensation consultant. Lyons Benenson assisted our Compensation Committee by performing a comprehensive review of our 2018 executive compensation program before it was established, including the composition of our peer group, amounts and nature of compensation paid to executive officers, structure of our various compensation programs, design of our short-term incentive performance measurement framework, performance vesting requirements for our annual long-term incentive awards and appropriate target total direct compensation levels and potential payment and vesting ranges for our executive officers. During 2018, Lyons Benenson also provided data to the Compensation Committee on the compensation and relative performance of our peer group, advised and provided peer group data regarding the Company’s compensation arrangements for its non-employee directors, provided advice as the Compensation Committee began its considerations of our executive compensation framework for 2019, and reviewed data in connection with the Compensation Committee’s determination of short-term incentive award performance. A representative of Lyons Benenson regularly meets both privately and in meetings with the Compensation Committee to discuss its recommendations.

Other than its engagement by the Compensation Committee, Lyons Benenson provides no other services to us or any of our subsidiaries. The Compensation Committee has assessed the independence of Lyons Benenson and concluded that its engagement of Lyons Benenson does not raise any conflict of interest with us or any of our directors or executive officers.

In February 2018, Lyons Benenson assisted the Compensation Committee in selecting the following peer group of companies in our industry to assist the committee in making its compensation decisions for 2018.

Bemis Company, Inc.	Neenah Paper, Inc.
Cenveo, Inc.	P.H. Glatfelter Company
Clearwater Paper Corporation	Packaging Corporation of America
Domtar Corporation	Resolute Forest Products Inc.
Graphic Packaging Holding Company	Schweitzer-Mauduit International, Inc.
Greif, Inc.	Sonoco Products Company
Kapstone Paper & Packaging Corporation

The Compensation Committee, with advice from Lyons Benenson, decided that the peer companies should be publicly traded U.S. companies in the Company’s industry with revenue of up to $9.0 billion, generally have an average total shareholder return above that of the Paper Products GICS Sub-Industry, and generally exceed the median for the Paper Products GICS Sub-Industry in two of three key performance areas (three-year revenue CAGR, three-year average return on invested capital, and three-year average operating margin), in each case as of the time the peer group was selected. For each of our named executive officers, Lyons Benenson provided information on the compensation levels for similarly situated executives with the peer companies. Although the Compensation Committee reviewed and discussed the peer company compensation data provided by Lyons Benenson to help inform its decision making process, the Compensation Committee does not set compensation levels at any specific level or percentile against the peer group data. The peer company data is only one point of information taken into account by the Compensation Committee in making compensation decisions.

The Role of Stockholder Say-on-Pay Votes

At the annual meeting of our stockholders held in September 2018, our stockholders were provided with an opportunity to cast an advisory vote on our executive compensation program through a say-on-pay proposal. Approximately 96 percent of votes cast were in favor of our executive compensation program. The Compensation Committee believes that our compensation program includes a number of features as noted above that reflect best practices in the market and that this voting result affirms stockholders’ support of the Company’s approach in compensating its executive officers. Our Compensation Committee will continue to consider the outcome of the Company’s say-on-pay proposals when making future compensation decisions for our named executive officers.

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

In March 2018, the Compensation Committee approved small increases to the base salaries of each our named executive officers for 2018 (except no change was made to Mr. DiSantis’ base salary for 2018). The Compensation Committee approved these increases based on its assessment of peer group data provided by the Compensation Committee’s compensation consultant and the Compensation Committee’s assessment of their positions. The amount of each named executive officer’s base salary before and after the increase is set forth in the table below.

Name	Prior Base Salary	New Base Salary
Allen J. Campbell	$433,500	$442,170
Michael A. Weinhold	$433,500	$446,505
Adam St. John	$375,000	$382,500
Kenneth D. Sawyer	$350,000	$353,500

Annual Cash Incentive Plan: 2018 Verso Incentive Plan

In June 2018, Verso, with the approval of the Compensation Committee, established and implemented the 2018 Verso Incentive Plan (“2018 VIP”), an annual, performance-based cash incentive plan for the benefit of our executive officers and other key employees. The 2018 VIP provided the participants with an opportunity to receive a cash incentive award based on Verso’s, their departments’ and their individual performances in 2018. The 2018 VIP involved the quantitative measurement of Verso’s actual performance against a series of operational and financial performance objectives for 2018. It also entailed a qualitative assessment of the contributions of each participant and his or her department to the achievement of our performance objectives.

The 2018 VIP was designed to provide the participants with an incentive for superior work and to motivate them toward even higher achievements and business results, to tie their goals and interests to those of Verso and its stockholders, and to enable us to attract and retain highly qualified executive officers and other employees. The 2018 VIP was administered by the Compensation Committee. Generally, unless otherwise provided by an agreement with Verso, a participant must remain employed by Verso until the time bonuses are actually paid for the performance year in order to be eligible to receive a bonus under the plan.

The 2018 VIP set forth Verso’s performance objectives for 2018 to be used to establish the 2018 annual cash incentives for participants in the plan, the relative weighting of the performance objectives against each other, the threshold, target and maximum achievement levels of our performance objectives, and the funding associated with achieving the performance objectives at the various achievement levels. In establishing the performance objectives, their relative weighting, and their achievement levels, the Compensation Committee considered information provided by management concerning our operational and financial goals for 2018, with the purpose of reflecting those goals in the 2018 VIP. In establishing the funding levels, the Compensation Committee considered the other compensation provided to our executive officers and senior managers, with the aim of establishing total incentive compensation that was competitive. Taking these matters into consideration, the Compensation Committee approved the elements of the 2018 VIP as shown in the following table.

	Relative	Achievement Levels and Funding Levels
2018 Performance Objectives	Weighting	Threshold	Target	Maximum
Adjusted EBITDA(1)	40%	$189M	$210M	$252M
Cash Conversion (Days)(2)	20%	61	58	55
Price Mix Improvement(3)	20%	$105.17M	$116.85M	$140.22M
Safety TIR(4)	10%	1.08	1.05	1.04
A-3 Project Execution(5)
Tons Sold(6)	3.33%	144,000	180,000	216,000
Maine Grant Funding(7)	3.33%	$4M	$4M	$4M
Total Project Return on Investment(6)	3.33%	90%	100%	120%

Funding percentage		70%	100%	200%
Funding amount		$7.5M	$10.7M	$21.4M

(1)	Adjusted EBITDA is our earnings before interest, taxes, depreciation and amortization, adjusted to exclude certain unusual items and to reflect changes in accounting principles, policies, practices and procedures adopted or implemented during the term of the 2018 VIP.

(2)	Cash conversion is calculated by adding the number of days of inventory plus the number of days of accounts receivable minus days of accounts payable.

(3)	Price/mix improvement is the measure of the improvement in product pricing and grade mix optimization between 2018 and 2019, taking into account various factors.

(4)	Safety TIR (Total Incident Rate) refers to our number of OSHA recordable safety incidents during 2018 per 100 full-time employees.

(5)	The three metrics that follow (Tons Sold, Maine Grant Funding and Total Project Return on Investment) measure the success of the conversion and go-to-market strategy of the Androscoggin A3 paper machine project.

(6)	Tons Sold refers to tons of paper shipped form the No. 3 machine at our Androscoggin Mill for a portion of the 2018 fiscal year, adjusted to estimate shipment for a full year.

(7)	Maine Grant Funding refers to funds awarded Verso under a development grant from the State of Maine for which Verso applied.

(8)	Total Project Return on Investment refers to actual profit and loss associated with the A3 paper machine project for a portion of the 2018 fiscal year, adjusted to estimate for a full year, as compared to a target profit and loss for the 2018 fiscal year set near the beginning of the year.

Under the 2018 VIP, the incentive pool, representing the total amount of incentive awards for all participants, was determined initially by adding together all the participants’ target-level incentive awards. A participant’s target-level incentive award is a specified percentage of the participant’s base salary. This initial pool represents the amount of the incentive pool at the target achievement level of performance, which also is referred to as the target-level incentive pool. If the incentive pool were to be funded at the threshold achievement level, the amount of the incentive pool would be equal to 70% of the target-level incentive pool. If, on the other hand, the incentive pool were to be funded at the maximum achievement level, the amount of the incentive pool would be equal to 200% of the target-level incentive pool. Under the 2018 VIP, the threshold, target and maximum funding levels of the incentive pool were approximately $7.5 million, $10.7 million and $21.4 million, respectively.

After determining the target-level incentive pool, the next step in determining the funding of the incentive pool was to consider the levels of achievement of Verso’s performance objectives. After year-end, we calculated the achievement level and factored in the relative weighting of each of our performance objectives. By way of illustration only, if we had achieved the Adjusted EBITDA performance objective at the threshold level of achievement, then 70% of 40%, or a net of 28%, of the target-level incentive pool would have been funded. For any performance objective that was achieved at a level between the threshold and target achievement levels or between the target and maximum achievement levels, we used linear interpolation to determine the appropriate incentive pool funding percentage attributable to such performance objective. This methodology was used to determine the incentive pool funding percentage attributable to the achievement of each of our performance objectives, and the results were added together. Next, the actual amount of the incentive pool was determined by multiplying the total incentive pool funding percentage by the amount of the target-level incentive pool.

The Compensation Committee, applying the methodology set forth in the 2018 VIP, funded the incentive pool at approximately $18 million, representing a funding percentage of 168.3% of the target-level incentive pool. The Compensation Committee determined the funding of the incentive pool based on the following actual levels of achievement of Verso’s performance objectives as set forth in the 2018 VIP:

2018 Performance Objectives	Relative Weighting	Actual Achievement Levels	Funding Levels
Adjusted EBITDA	40%	$296M	80%
Cash Conversion (Days)	20%	52	40%
Price Mix Improvement	20%	$233M	40%
Safety TIR	10%	1.24	0%
A-3 Project Execution
Tons Sold	3.33%	197,736	5%
Maine Grant Funding	3.33%	$4M	3.3%
Total Project Return on Investment	3.33%	58%	0%

Funding percentage:			168.3%
Funding amount (168.3% of the target level of $10.7 million):			$18M

The amount of a participant’s incentive award under the 2018 VIP was determined by reference to his or her target-level incentive award percentage. A participant’s target-level incentive award percentage is the percentage of his or her base salary that the participant would receive as an incentive award under the 2018 VIP in the event that the incentive pool were to be funded at the target level of 100%. The target-level incentive award percentage reflects our assessment of a participant’s ability, considering his or her position with us, to affect our operational and financial performance. They also take into account the other compensation to which a participant is entitled, the target-level incentive award percentages for positions with similar functional responsibilities at comparable companies, and, in the case of Mr. DiSantis, the applicable provisions of his employment agreement with us. The target-level incentive award percentages range from 5% to 100% of a participant’s base salary at the end of the year, depending on the participant’s employment grade level with us. The target-level incentive award percentages of our named executive officers were 100% of base salary for Mr. DiSantis, 80% of base salary for Mr. Campbell, and 75% of base salary for Mr. Weinhold, Mr. St. John and Mr. Sawyer. In each case, a participant’s incentive award is capped at 200% of his or her target-level incentive award.

The amount of a participant’s incentive award under the 2018 VIP could be affected, but is not necessarily driven, by the level of achievement of his or her group/individual performance objectives. A participant’s group/individual performance objectives, which were established at the beginning of the year in consultation with his or her supervisor, are intended to be linked to and supportive of the achievement of our performance objectives. The requirement to develop group/individual performance objectives applied to all participants in the 2018 VIP other than Mr. DiSantis, our former Chief Executive Officer. Our named executive officers other than Mr. DiSantis developed their group/individual performance objectives in early 2018. While the Compensation Committee had the discretion to make adjustments to a participant’s incentive award to take into account extraordinary or unforeseen events and circumstances, the Compensation Committee did not make any adjustments for individual performance in the 2018 VIP incentive awards payable to our named executive officers. With respect to Mr. DiSantis, his 2018 VIP incentive award was based solely on the level of achievement of Verso’s performance objectives.

In summary, the incentive pool for the 2018 VIP was funded at approximately $18 million, representing a funding percentage of 168.3% of the target-level incentive pool, and the 2018 VIP incentive awards for our executive officers were equal to 168.3% of their target-level incentive awards. Additional information about the 2018 VIP incentive awards paid to our named executive officers is set forth in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table.

2016 Retention Plan

In July 2016, upon emerging from its Chapter 11 reorganization, Verso established and implemented the 2016 Retention Plan, a service-based retention award plan for the benefit of our executive officers and certain key senior managers. Each of the named executive officers participate in the plan (other than Mr. DiSantis, who was not employed by Verso when the plan was adopted). The purpose of the 2016 Retention Plan is to provide the participants with financial incentives to continue their employment with Verso as we develop and implement our long-range strategic initiatives following our reorganization. The 2016 Retention Plan provides for three levels of retention awards based on the participants’ positions within Verso’s management. The values of the retention award are varying percentages of the participants’ base salaries, with our executive officers receiving retention awards at the 85% level. For the executive officers, the retention awards consist of cash and awards of restricted stock units (“RSUs”) comprising 70% and 30%, respectively, of the total value of the participant’s award (based on the grant date fair value of the RSUs awarded). The cash retention awards vested in three installments of 15%, 15% and 70% on December 31, 2016, June 30, 2017, and June 30, 2018, respectively. The RSU retention awards vest in three equal installments on each of the first, second and third anniversaries of the grant date of July 28, 2016. In order to vest in an installment of a cash or RSU retention award, the participant must remain continuously employed by Verso or one of our subsidiaries through the applicable vesting date of the installment. Except in certain circumstances specified in the award documents as described below under “Potential Payments Upon Termination of Employment or Change in Control,” if a participant’s employment with us terminates before any portion of a cash or RSU retention award becomes vested, the unvested portion of the award will expire, regardless of the reason for the termination of employment. If, in connection with the termination of a participant’s employment, the participant is entitled to acceleration of the unvested portion of his or her cash retention award, such accelerated award will be reduced by the amount of any termination allowance that the participant receives under our severance policy.

The cash retention awards paid to our named executive officers in 2018 under the 2016 Retention Plan are set forth in the “Bonus” column of the Summary Compensation Table. Under applicable SEC rules, the grant date value of the RSU awards granted under the 2016 Retention Plan was reported as compensation for the executive in 2016 when the award was granted.

Long-Term Equity Incentive Awards

To further align the interests of our named executive officers with those of the Company’s stockholders, we believe that a significant portion of each named executive officer’s compensation opportunity should be in the form of equity-based awards. The Compensation Committee makes a subjective determination each year as to the type and number of long-term incentive equity awards to be granted to our named executive officers in that year. To help inform its decision making process, the Compensation Committee considers a number of factors, including the executive’s position with the Company and total compensation package, the executive’s performance of his individual responsibilities, the equity participation levels of comparable executives at comparable companies, the Compensation Committee’s general assessment of Company and individual performance and the executive’s contribution to the success of the Company’s financial performance. A formula is not used for these purposes and none of these factors is given any particular weight over another as the ultimate equity award grant determinations by the Compensation Committee are subjective. As described below, Mr. DiSantis’ annual equity-based award is as provided in his employment agreement with us.

For 2018, the Compensation Committee approved equity awards under our Performance Incentive Plan, in the form of RSUs, to the named executive officers, with the vesting of 50% of the award generally based on our performance over the three-year period commencing on January 1, 2018 and ending on January 1, 2021, and the vesting of the other 50% of the award being time-based, subject to the executive’s continued employment with us through the vesting dates. RSUs are designed both to link executives’ interests with those of our stockholders (as the value of the RSUs depends on the price of our common stock) and to provide a long-term retention incentive for the vesting period (as the RSUs generally have value regardless of stock price volatility and vesting of the entire award is generally contingent on the executive’s continued employment through the vesting date). In addition, fewer RSUs can be awarded to deliver the same grant-date value as stock options (determined using the equity award valuation principles applied in the Company’s financial reporting).

The table below reflects the number of RSUs granted to each of the named executive officers in 2018 as approved by the Compensation Committee in February 2018.

Name	Time- Based RSUs	Performance- Based RSUs (at Target)
B. Christopher DiSantis	59,277	59,277
Allen J. Campbell	16,301	16,301
Michael A. Weinhold	16,301	16,301
Adam St. John	14,819	14,819
Kenneth D. Sawyer	14,819	14,819

The performance-based RSUs are eligible to vest and be paid depending on the CAGR of the Company’s stock price over the 2018-2020 performance period relative to the CAGR during that period of the stock prices over that same period for the peer group of companies selected by the Compensation Committee to assess our executive compensation program for 2018, identified above. The vesting of the performance RSUs will be determined at the end of the performance period in accordance the following table (with the vesting percentage stated as a percentage of the target number of RSUs subject to the award, and with the percentage to be determined by linear interpolation for performance between the levels indicated in the table):

CAGR Performance Relative to the Peer Companies	Vesting Percentage
Below 55th Percentile	0%
55th Percentile	50%
65th Percentile	100%
75th Percentile or Higher	150%

The performance awards cannot vest at more than 150% of the target number of the RSUs subject to the award.

The time-based RSUs granted to the named executive officers in 2018 are scheduled to vest in two equal installments on each of January 1, 2021 and January 1, 2022, subject to the executive’s continued employment through the applicable vesting dates.

While the Compensation Committee approved the fiscal year 2017 performance- and time-based RSU awards for our named executive officers in 2017, the Compensation Committee did not establish the performance-based vesting criteria for the performance-based RSUs until February 2018. Since this criteria was not established until 2018, under FASB ASC Topic 718, the performance-based RSUs approved by the Compensation Committee in 2017 are not considered to have been “granted” until 2018. Accordingly, and in accordance with applicable SEC rules, the grant date fair value of each named executive officer’s performance-based RSUs approved by the Compensation Committee in 2017 is included in the Summary Compensation Table on page 15 as compensation for 2018, and the awards are included in the Grants of Plan-Based Awards During Fiscal Year 2018 table on page 19. These awards were not included as compensation for the named executive officers for 2017 in accordance with applicable SEC rules. However, the 2017 time-based RSU awards were included as compensation for the named executive officers for 2017. Information on the material terms of the 2017 performance-based RSU awards can be found in the Company’s Proxy Statement for 2018 Annual Meeting of Stockholders.

The table below reflects the number of performance-based RSUs (at the target level of performance) awarded to the named executive officers for 2017 for which vesting criteria was established in February 2018 (“2017 performance-based RSUs”).

Name	Performance- Based RSUs (Target)
B. Christopher DiSantis	125,945
Allen J. Campbell	46,610
Michael A. Weinhold	46,610
Adam St John	42,373
Kenneth D. Sawyer	42,373

The 2017 performance-based RSUs are eligible to vest and be paid depending on the CAGR of the Company’s stock price over the 2017-2019 performance period relative to the CAGR of the stock prices over that same period for the peer group of companies selected by the Compensation Committee. The vesting of these awards will be determined at the end of the performance period in accordance with the following table (with the vesting percentage to be determined by linear interpolation for performance between the levels indicated in the table):

CAGR Performance Relative to the Peer Companies	Vesting Percentage
Below 50th Percentile	0%
50th Percentile	50%
60th Percentile	100%
70th Percentile or Higher	150%

The performance awards cannot vest at more than 150% of the RSUs subject to the award.

Additional information regarding the material terms of the equity awards granted to our named executive officers for 2018 is set forth in the “Grants of Plan-Based Awards During Fiscal Year 2018” table below.

Actions Taken Subsequent to Fiscal Year 2018

In March 2019, the Compensation Committee approved compensation for fiscal year 2019 for each of our named executive officers. The table below reflects the number of RSUs granted to each named executive officer in 2019 as approved by the Compensation Committee in March 2019.

Name	Time- Based RSUs	Performance- Based RSUs (Target)
B. Christopher DiSantis	47,506	47,506
Allen J. Campbell	13,064	13,064
Michael A. Weinhold	13,064	13,064
Adam St. John	11,876	11,877
Kenneth D. Sawyer	11,876	11,877

The performance-based RSUs are eligible to vest and be paid depending on the total shareholder return (“TSR”) of the Company’s stock over the three-year period commencing on January 1, 2019 and ending on January 1, 2022. Vesting will be determined on the basis of two criteria. First, the TSR of the Company’s stock, determined as of the end of the 2019-2022 measurement period and compared to the beginning of such period, must have increased by an amount of at least five percent compounded annually. If this threshold requirement is met, then the performance-based RSUs will be eligible to vest and be paid depending on the TSR of the Company’s stock price over the 2019-2022 performance period relative to the TSR of the stock prices over that same period for the peer group of companies selected by the Compensation Committee, in accordance with the table below (with the vesting percentage to be determined by linear interpolation for performance between the levels indicated in the table). For 2019, the peer group of companies is the same as for 2018, excluding Cenveo, Inc. (excluded because it declared bankruptcy) and Kapstone Paper & Packaging Corporation (excluded because it was acquired).

TSR Performance Relative to the Peer Companies	Vesting Percentage(1)
Below 45th Percentile	0%
45th Percentile	50%
65th Percentile	100%
80th Percentile or Higher	150%

(1)	Notwithstanding performance against the peer group, no performance-based RSUs will vest if the TSR of the Company’s stock has not met the threshold requirement identified in the paragraph above.

The performance awards cannot vest at more than 150% of the target number of RSUs subject to the award.

The time-based RSUs granted in 2019 are scheduled to vest in three installments on January 1, 2020, January 1, 2021 and January 1, 2022.

The Compensation Committee also approved increases in the base salary for each named executive officer as follows, in each case effective as of March 1, 2019:

Name	Prior Base Salary	New Base Salary
B. Christopher DiSantis	$825,000	$866,250
Allen J. Campbell	$442,170	$473,122
Michael A. Weinhold	$446,505	$464,365
Adam St. John	$382,500	$409,275
Kenneth D. Sawyer	$353,500	$363,221

Relocation

In 2017, we moved our headquarters from Memphis, Tennessee, to Miamisburg, Ohio. In connection with the move, we provided relocating employees, including relocating named executive officers, with a cost of living adjustment to their base salaries and covered certain of their relocation expenses.

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

Under his employment agreement with the Company, Mr. DiSantis was entitled to severance benefits in the event of a termination of employment by the Company without cause or by him for good reason. The other named executive officers participate in our severance policy and would be eligible for benefits if their employment is terminated by us without cause or in certain other circumstances. The Company has determined that it is appropriate to provide the named executive officers with severance benefits under these circumstances in light of their positions with the Company and as part of their overall compensation package. We have also entered into confidentiality and non-competition agreements (referred to as “CNC Agreements”) with our named executive officers (other than Mr. DiSantis) that provide for the executive to receive compensation in consideration for the executive’s covenants not to compete with us or solicit our employees for 12 months following their termination. We believe these agreements, as well as similar restrictive covenants agreed to by Mr. DiSantis in connection with entering into his employment agreement with the Company, provide important protections for the Company following the termination of an executive’s employment.

The Company believes that the occurrence, or potential occurrence, of a change in control transaction could create uncertainty regarding the continued employment of the Company’s executive officers as many change in control transactions result in significant organizational changes, particularly at the senior executive level. In order to encourage the Company’s executive officers to remain employed with the Company during an important time when their prospects for continued employment following the transaction may be uncertain, the Company’s equity award agreements with the named executive officers provide for accelerated vesting of the award if the executive’s employment is actually or constructively terminated by the Company without cause in connection with a change in control.

The payment of cash severance benefits is only triggered by an actual or constructive termination of employment. However, as described below under “Grants of Plan-Based Awards,” outstanding equity-based awards granted under the Company’s equity incentive plans, including those awards held by the named executive officers, may accelerate on a change in control of the Company if they are not assumed by the acquiring entity and are to be terminated on the transaction and, pursuant to the terms of his employment agreement, Mr. DiSantis was entitled to accelerated vesting of his equity awards in connection with a change in control of the Company.

For more information regarding these severance arrangements, please see “Potential Payments upon Termination or Change in Control” below.

DiSantis Severance Benefits

Effective as of April 5, 2019, Mr. DiSantis ceased being Chief Executive Officer and a member of the Board. We entered into a separation agreement and general release with Mr. DiSantis on April 11, 2019 in connection with his departure (“Separation Agreement”). Under the Separation Agreement, in addition to the other accrued obligations and vested benefits under the Company’s benefit plans, we agreed to provide to or for the benefit of Mr. DiSantis the following, consistent with the terms of his employment agreement with the Company:

•	a severance payment equal to 25 months base salary, in the total of $1,804,687.50 (minus applicable, taxes, withholding, and deductions), payable in 25 equal monthly installments;

•	a prorated portion of his bonus for fiscal year 2019, if any, payable at such time as bonuses are generally paid to senior executives of the Company;

•	reimbursement for attorney’s fees incurred in connection with the separation agreement up to a maximum of $25,000, contingent upon the receipt of supporting documentation and reasonable substantiation;

•	reimbursement for the cost of future outplacement assistance up to a maximum of $25,000, contingent upon the receipt of supporting documentation and reasonable substantiation;

•	a monthly amount, equal to the current Company-paid portion of any premiums (grossed up for income taxes) for his existing healthcare coverage, for his cost of COBRA continuation coverage for a maximum of 18 months; and

•	Vesting of 341,174 unvested RSUs granted under our Performance Incentive Plan.

Mr. DiSantis provided the Company with a release of claims and agreed to comply with certain non-competition, non-solicitation and other covenants under his Separation Agreement and his restrictive covenant agreement.

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

Executive Compensation Tables

Summary Compensation Table – 2016-2018

The following Summary Compensation Table presents information regarding the compensation that Verso provided to our named executive officers for their services in 2016, 2017 and 2018. The Summary Compensation Table should be read in conjunction with the additional information about our executive compensation provided in the narratives and tables that follow the Summary Compensation Table.

Name and Principal Position	Year	Base Salary ($)	Bonus ($)(1)	Stock Awards ($)(2)(3)	Non-Equity Incentive Plan Compensation ($)(4)	All Other Compensation ($)(5)	Total ($)(2)
B. Christopher DiSantis	2018	825,000	—	5,097,672	1,388,475	276,381	7,587,528
Former President and Chief	2017	756,250	—	999,995	1,087,103	68,684	2,912,032
Executive Officer

Allen J. Campbell	2018	442,170	177,013	1,688,778	595,338	251,923	3,155,222
Senior Vice President and	2017	433,500	37,931	274,999	499,392	167,716	1,413,538
Chief Financial Officer	2016	427,125	37,931	108,376	346,800	166,928	1,087,160

Michael A. Weinhold	2018	446,505	177,013	1,688,778	563,601	143,344	3,019,241
President of Graphic	2017	433,500	37,931	274,999	468,180	197,118	1,411,728
and Specialty Papers	2016	427,125	37,931	108,376	325,125	132,037	1,030,594

Adam St. John(6)	2018	382,500	135,363	1,535,256	482,811	112,763	2,648,692
Senior Vice President of	2017	354,167	29,000	250,001	405,000	100,393	1,138,561
Manufacturing

Kenneth D. Sawyer(6)	2018	353,500	124,950	1,535,256	446,205	102,581	2,562,492
Senior Vice President of Human	2017	331,667	26,775	250,001	378,000	125,490	1,111,933
Resources and Communications

(1)	The 2018 bonus consists of a cash retention award made under the 2016 Retention Plan to certain of our named executive officers that was subject to the executive officer’s continued employment with Verso through June 30, 2018.

(2)	The amounts reported include the value of performance-based and time-based RSUs granted in 2018 and performance-based RSUs approved for grant by the Compensation Committee in 2017 but deemed granted in 2018 because the Compensation Committee established the applicable performance-based vesting criteria for these awards in February 2018. Footnote (3) discloses the grant date valuation of these awards.

(3)	The amounts reported reflect the fair value on the grant date of the stock awards granted to our named executive officers during the applicable fiscal year. While the Compensation Committee approved the fiscal year 2017 performance- and time-based RSU awards for our named executive officers in 2017, the Compensation Committee did not establish the performance-based vesting criteria for the performance-based RSUs until February 2018. Since this criteria was not established until 2018, under FASB ASC Topic 718 the performance-based RSUs approved by the Compensation Committee in 2017 are not considered to have been “granted” until 2018. Accordingly, and in accordance with applicable SEC rules, the grant date fair value of each named executive officer’s performance-based RSUs approved by the Compensation Committee in 2017 is included in the Stock Award column for 2018, along with the fiscal 2018 annual long-term equity incentive awards. The fair values on the grant date of the time-based RSU grants reported in the “Stock Awards” column, computed in accordance with FASB ASC Topic 718, were based on the closing sale price per share of our Class A common stock on the NYSE on the applicable grant date. In accordance with applicable SEC rules, the grant date fair value of the performance-based RSU awards was determined based on the probable outcome (determined as of the date of grant of the awards, as the grant date is determined for accounting purposes) of the performance-based conditions applicable to the awards. For these purposes, the grant date fair value was determined based on a Monte Carlo simulation pricing model (which probability weights multiple potential outcomes) as of such grant date of the awards. The significant assumptions used in the Monte Carlo simulation pricing model were: a stock price volatility rate of 61.6% for Verso and 31.6% for the comparison group of peer companies and the average pair-wise correlation coefficients between each of these values of 33%; a simulation period of 3 years (the applicable performance period); and a dividend yield of 0.0% for Verso and 2.3% for the comparison group of peer companies. The following tables present the grant date fair value of performance-based RSUs granted to our named executive officers under two sets of assumptions: (a) assuming the probable outcome would occur (using the Monte Carlo simulation pricing model) and (b) assuming the highest level of performance would be achieved.

2018 Annual Performance-Based RSUs (not including 2017 Annual Performance-Based RSUs)

Name	Grant Date Value (Based on Probable Outcome) ($)	Grant Date Fair Value (Based on Maximum Performance) ($)
DiSantis	1,080,027	1,499,996
Campbell	297,004	412,488
Weinhold	297,004	412,488
St. John	270,002	374,986
Sawyer	270,002	374,986

2017 Annual Performance-Based RSUs (included in 2018 Stock Awards column above)

Name	Grant Date Value (Based on Probable Outcome) ($)	Grant Date Fair Value (Based on Maximum Performance) ($)
DiSantis	3,017,642	3,187,030
Campbell	1,116,776	1,179,466
Weinhold	1,116,776	1,179,466
St. John	1,015,257	1,072,240
Sawyer	1,015,257	1,072,240

(4)	The 2018 non-equity incentive plan compensation consists of cash payments to our named executive officers under the 2018 Verso Incentive Plan.

(5)	The “all other compensation” paid to or for the benefit of our named executive officers for 2018 consists of the following:

Name	Relocation ($)	Cost of Living Adjustment ($)	Matching Contributions Under Retirement Savings Plan ($)	Discretionary Contributions Under Supplemental Salary Retirement Program ($)	Discretionary Contributions Under Deferred Compensation Plan ($)	Matching Contributions Under Deferred Compensation Plan ($)	Contributions Under Executive Retirement Program ($)	Payments Under Executive Financial Counseling Policy ($)	Company- Paid Life and Disability Insurance Premiums ($)
DiSantis			12,375	8,250	49,113	27,844	165,000	9,500	4,299
Campbell	95,920	9,762	12,375	8,250	20,246	17,021	78,030	6,500	3,819
Weinhold		14,716	12,375	8,250	19,567	17,406	60,690	6,500	3,840
St. John			12,375	8,250	15,338	14,344	52,500	6,500	3,456
Sawyer		9,306	12,375	8,250	13,956	—	49,000	6,500	3,194

(6)	Mr. St. John and Mr. Sawyer were not named executive officers for 2016. Accordingly, their compensation for this year is not reported in the table.

Agreements with Named Executive Officers

Employment Agreement with B. Christopher DiSantis. We entered into an employment agreement with B. Christopher DiSantis when he became our President and Chief Executive Officer on February 1, 2017. The principal components of Mr. DiSantis’ compensation under the agreement were as follows:

•	an annual salary of $825,000, subject to increase at the discretion of our board of directors;

•	a cash incentive award payable under our annual, performance-based incentive plan, with a target-level award amount equal to 100% of his base salary;

•	an initial grant of RSUs under our performance incentive plan with a fair market value of $2 million on the date of grant (“Initial DiSantis RSU Award”), which was granted in February 2017;

•	with respect to each fiscal year during Mr. DiSantis’ employment with us commencing on the first anniversary of his employment date, a targeted equity or equity-based award with a fair market value of $2 million on the grant date, with the terms of each such award to be determined by the board of directors in its reasonable discretion; and

•	the right to participate in our employee benefit plans, programs and arrangements.

With respect to potential severance benefits, the agreement provided that if we terminated Mr. DiSantis’ employment without cause (as defined in the employment agreement) or if he resigned for good reason (as defined in the employment agreement), then we were required to provide him with the following benefits, subject to Mr. DiSantis’ execution of our customary waiver and release of claims:

•	two times his annual base salary, payable in 24 equal monthly installments after the termination date (“DiSantis Continued Base Salary”);

•	a prorated portion of his annual bonus for the calendar year in which the termination date occurs based on actual performance; and

•	a monthly amount equal to our portion of any premiums (grossed up for income taxes) for continued coverage for him and his eligible dependents under our employee health and welfare plans for 18 months after the termination date;

•	with respect to the Initial DiSantis RSU Award, acceleration of (1) the next tranche of time-based RSUs scheduled to vest following the termination date and (2) the performance-based RSUs at target level; and

•	cost of outplacement assistance (up to $25,000) and attorney’s fees incurred in connection with the termination (up to $25,000) (“DiSantis Professional Fees”).

The agreement provided that if Mr. DiSantis’ employment terminated due to his death or disability, then we were required to provide the same benefits as described above (other than the DiSantis Continued Base Salary and DiSantis Professional Fees) to him or his estate, as applicable. It provided that vesting of Mr. DiSantis’ equity awards would accelerate in connection with a change in control of the Company.

As a condition to Mr. DiSantis’ employment, he also executed a restrictive covenant agreement, which requires Mr. DiSantis to comply with a perpetual confidentiality covenant as well as non-competition and non-solicitation/non-hire covenants extending for 12 months and 24 months, respectively, after the termination of his employment for any reason.

In connection with Mr. DiSantis' termination on April 5, 2019, he entered into a Separation Agreement with the Company pursuant to which he will receive the severance benefits provided in his employment agreement, as set forth in the Separation Agreement, and described on page 14, under “DiSantis Severance Benefits”.

CNC Agreements with Other Named Executive Officers. We have confidentiality and non-competition agreements (“CNC agreements”) with each of our named executive officers other than our former Chief Executive Officer and Interim Chief Executive Officer. The CNC agreements, which have substantially identical terms, require each named executive officer to comply with a perpetual confidentiality covenant as well as non-competition and non-solicitation/non-hire covenants extending for 12 months after the termination of his employment for any reason.

Under each CNC agreement, if the named executive officer’s employment is terminated by either party and for any reason, we are required to provide him (or his estate) with the following payments and benefits, subject to the named executive officer’s execution of our customary waiver and release of claims and to his compliance with his obligations under the CNC agreement:

•	any unpaid annual incentive award for any calendar year completed on or before the termination date;

•	a prorated portion of his annual incentive award for the calendar year in which the termination date occurred;

•	payments equal to 180% (for Mr. Campbell) or 175% (for Messrs. Weinhold, St. John and Sawyer) of his base salary, payable in 12 equal monthly installments;

•	subsidized medical and dental insurance coverage for him and his eligible dependents for up to two years after the later of the last day of the month in which the termination date occurs or the last day of any period up to six months for which we have provided him with a subsidy for continued coverage pursuant to our severance policy;

•	reimbursement of the cost of converting his group life insurance coverage to an individual policy and the premiums on the individual policy for up to two years after the termination date;

•	income tax gross-ups on the amounts paid with respect to the continued medical and dental insurance coverage and the life insurance conversion and coverage; and

•	a contribution to his account under the DC Plan in an amount equal to the projected value of certain lost retirement benefits consisting of our contributions under the Retirement Plan, Supplemental Salary Retirement Program, Deferred Compensation Plan, and Executive Retirement Program that we would have made if he had remained actively employed with us for two years after the termination date.

Employment Agreement with Leslie T. Lederer. We entered into an employment agreement with Leslie T. Lederer when he became our Interim Chief Executive Officer on April 5, 2019. The principal components of Mr. Lederer’s compensation under the agreement are as follows:

•	an annual salary of $720,000;

•	a grant of 67,720 RSUs under our performance incentive plan, of which 5% will vest on the 90th day after April 5, 2019, 5% will vest on the 180th day after April 5, 2019, and the balance of which will vest on a change in control, generally subject to Mr. Lederer’s continuous employment with the Company and settled as described below; and

•	the right to participate in our employee benefit plans generally available to employees of the Company and vacation and fringe benefits provided to other senior executives.

In the event Mr. Lederer’s employment terminates prior to a change in control for any reason other than by the Company for cause (as defined in the employment agreement), subject to the execution of a release, any vested RSUs will be settled upon termination. In addition, in the event Mr. Lederer’s employment is terminated prior to a change in control by the Company without cause or due to his disability, if a change in control occurs within 12 months of termination, following negotiations without material interruption which commenced prior to termination, subject to execution of a release, any unvested RSUs at the time of Mr. Lederer’s termination shall vest upon the consummation of the change in control and be settled at such time. If a change in control occurs while Mr. Lederer is employed with the Company, all vested RSUs will be settled upon such event.

As a condition to Mr. Lederer’s employment, he also executed a restrictive covenant agreement, which requires Mr. Lederer to comply with a perpetual confidentiality covenant, a non-solicitation/non-hire covenant extending for 12 months after the termination of his employment for any reason, as well as a non-competition covenant extending for 12 months after the termination of his employment for any reason provided he has been employed with the Company for more than 90 days.

Grants of Plan-Based Awards During Fiscal Year 2018

The following table presents information regarding the non-equity incentive awards and equity-based awards granted to each of our named executive officers during fiscal year 2018, as well as performance-based awards granted in 2017 which had vesting criteria established in February 2018.

			Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Future Payouts Under Equity Incentive Plan Awards(2)
									All Other Stock Awards: Number of Shares of Stock or	All Other Option Awards: Number of Securities Underlying	Exercise or Base Price of Option	Grant Date Fair Value of Stock and Option
Name	Grant Date		Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	Units (#)(3)	Options (#)	Awards ($/Sh)	Awards ($)(4)

B. Christopher DiSantis	N/A		412,500	825,000	1,650,000	—	—	—	—	—	—	—
	2/22/2018		—	—	—	—	—	—	59,277	—	—	1,000,003
	2/22/2018		—	—	—	29,638	59,277	88,915	—	—	—	1,080,027
	2/22/2018	(5)	—	—	—	62,972	125,945	188,917	—	—	—	3,017,642

Allen J. Campbell	N/A		176,868	353,736	707,472	—	—	—	—	—	—	—
	2/22/2018		—	—	—	—	—	—	16,301	—	—	274,998
	2/22/2018		—	—	—	8,150	16,301	24,451	—	—	—	297,004
	2/22/2018	(5)	—	—	—	23,305	46,610	69,915	—	—	—	1,116,776

Michael A. Weinhold	N/A		167,439	334,879	669,758	—	—	—	—	—	—	—
	2/22/2018		—	—	—	—	—	—	16,301	—	—	274,998
	2/22/2018		—	—	—	8,150	16,301	24,451	—	—	—	297,004
	2/22/2018	(5)	—	—	—	23,305	46,610	69,915	—	—	—	1,116,776

Adam St. John	N/A		143,438	286,875	573,750	—	—	—	—	—	—	—
	2/22/2018		—	—	—	—	—	—	14,819	—	—	249,997
	2/22/2018		—	—	—	7,409	14,819	22,228	—	—	—	270,002
	2/22/2018	(5)	—	—	—	21,186	42,373	63,559	—	—	—	1,015,257

Kenneth D. Sawyer	N/A		132,562	265,125	530,250	—	—	—	—	—	—	—
	2/22/2018		—	—	—	—	—	—	14,819	—	—	249,997
	2/22/2018		—	—	—	7,409	14,819	22,228	—	—	—	270,002
	2/22/2018	(5)	—	—	—	21,186	42,373	63,559	—	—	—	1,015,257

(1)	These columns reflect the threshold, target and maximum award opportunities for performance-based cash awards payable under the 2018 VIP.

(2)	These columns reflect the threshold, target and maximum award opportunities for performance-based RSU awards granted to our named executive officers during 2018 and, as described in footnote (5) below, the threshold, target and maximum award opportunities for the 2017 performance-based RSU awards.

(3)	This column reflects the number of shares subject to the time-based RSU awards granted to our named executive officers during 2018.

(4)	The amounts reported in this column reflect the fair value of these awards on the grant date as determined under the principles used to calculate the value of equity awards for purposes of our audited consolidated financial statements. For the assumptions and methodologies used to value the awards reported in this column of the table above, see footnote (2) to the Summary Compensation Table above.

(5)	While the Compensation Committee approved the fiscal year 2017 performance-based RSU awards in 2017, the Compensation Committee did not establish the performance-based vesting criteria for the performance-based RSUs until February 2018. Since this criteria was not established until 2018, under FASB ASC Topic 718 the performance-based RSUs approved by the Compensation Committee in 2017 are not considered to have been “granted” until 2018. Accordingly, and in accordance with applicable SEC rules, the performance-based RSUs approved by the Compensation Committee in 2017 are included in the table above as a grant made in 2018, along with the fiscal 2018 annual long-term incentive awards.

Description of Plan-Based Awards

The non-equity incentive plan awards reported in the table above were granted under the 2018 Verso Incentive Plan. For a description of the material terms of these awards, see “Compensation Discussion and Analysis — Current Executive Compensation Program Elements — Annual Cash Incentive Plan: 2018 Verso Incentive Plan.”

Each of the equity incentive awards reported in the “Grants of Plan-Based Awards During Fiscal Year 2018” table above was granted under, and is subject to, the terms of our Performance Incentive Plan (“PIP”), which we established upon emerging from our Chapter 11 reorganization. The PIP is administered by the Compensation Committee. The Compensation Committee has authority to interpret the plan provisions and make all required determinations under the plan. This authority includes making required proportionate adjustments to outstanding awards upon the occurrence of certain corporate events such as reorganizations, mergers and stock splits, and making provision for any tax withholding obligations incurred in respect of awards to be satisfied. Awards granted under the plan are generally only transferable to a beneficiary of a named executive officer upon his death. However, the Compensation Committee may establish procedures for the transfer of awards to other persons or entities, provided that such transfers comply with applicable securities laws and, with limited exceptions set forth in the plan document, are not made for value.

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

Each of the equity awards granted to our named executive officers in 2018 was in the form of RSUs. Each RSU represents the right to receive, upon vesting, one share of our Class A common stock. If any dividends are paid by the Company while the RSUs are outstanding, the executive would be credited with additional RSUs that are subject to the same vesting and payment terms as the underlying RSUs. For a description of the vesting terms of the equity incentive awards reported in the table above, see “Compensation Discussion and Analysis — Current Executive Compensation Program Elements — Equity-Based Awards.”

Outstanding Equity Incentive Awards at 2018 Fiscal Year-End

The following table provides information about the unvested RSUs held by our named executive officers as of December 31, 2018. There were no unvested shares of restricted stock and no unexercised stock options held by our named executive officers as of such date.

Name	Grant Date	Number of Shares or Units of Stock that Have Not Vested (#)	Market Value of Shares or Units of Stock that Have Not Vested ($)(1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(1)
B. Christopher DiSantis	2/07/2017	125,944(2)	2,821,146
	2/22/2018	59,277(3)	1,327,805
	2/22/2018			88,915(4)	1,991,696
	2/22/2018			188,917(5)	4,231,741

Allen J. Campbell	7/28/2016	3,142(6)	70,381
	10/12/2017	46,610(7)	1,044,064
	2/22/2018	16,301(3)	365,142
	2/22/2018			24,451(4)	547,702
	2/22/2018			69,915(5)	1,566,096

Michael A. Weinhold	7/28/2016	3,142(6)	70,381
	10/12/2017	46,610(7)	1,044,064
	2/22/2018	16,301(3)	365,142
	2/22/2018			24,451(4)	547,702
	2/22/2018			69,915(5)	1,566,096

Adam St John	7/28/2016	2,403(6)	53,827
	10/12/2017	42,373(7)	949,155
	2/22/2018	14,819(3)	331,946
	2/22/2018			22,228(4)	497,907
	2/22/2018			63,559(5)	1,423,722

Kenneth D. Sawyer	7/28/2016	2,218(6)	49,683
	10/12/2017	42,373(7)	949,155
	2/22/2018	14,819(3)	331,946
	2/22/2018			22,228(4)	497,907
	2/22/2018			63,559(5)	1,423,722

(1)	The market value of the unvested RSUs is computed based on the $22.40 closing sale price per share of our Class A common stock on the NYSE on December 31, 2018.

(2)	The unvested portion of this RSU award is scheduled to vest in two equal installments on February 1, 2020 and February 1, 2021, generally subject to the executive’s continued employment or service through each vesting date.

(3)	The unvested portion of this RSU award is scheduled to vest in two equal installments on January 1, 2021 and January 1, 2022, generally subject to the executive’s continued employment or service through each vesting date.

(4)	These are the outstanding unvested portions of the performance-based RSUs granted to our named executive officers in 2018. The unvested portions of these awards are scheduled to vest on a three-year “cliff” basis on the first date following December 31, 2020 on which the Compensation Committee determines that the performance vesting conditions have been achieved by the Company, generally subject to the executive’s continued employment or service through the vesting date. The number of performance-based RSUs that will vest on that date will be determined by multiplying the target number of RSUs shown in the chart above by a percentage between 0% and 150%, determined based on the CAGR of the Company’s stock price over the 2018-2020 performance period relative to the CAGR during that period of the stock prices over that same period for the Company’s peer group. Performance-based RSU grants are included in this column assuming the maximum level of performance is achieved.

(5)	These are the outstanding unvested portions of the performance-based RSUs that were awarded to our named executive officers in 2017 but were deemed to be granted to our named executive officers in 2018 under SEC rules. The unvested portions of these awards are scheduled to vest on a three-year “cliff” basis on the first date following December 31, 2019 on which the Compensation Committee determines that the performance vesting conditions have been achieved by the Company, generally subject to the executive’s continued employment or service through the vesting date. The number of performance-based RSUs that will vest on that date will be determined by multiplying the target number of RSUs shown in the chart above by a percentage between 0% and 150%, determined based on the CAGR of the Company’s stock price over the 2017-2019 performance period relative to the CAGR during that period of the stock prices over that same period for the Company’s peer group. Performance-based RSU grants are included in this column assuming the maximum level of performance is achieved.

(6)	The unvested portion of this RSU award is scheduled to vest on July 28, 2019, generally subject to the executive’s continued employment or service through the vesting date.

(7)	The unvested portion of this RSU award is scheduled to vest in two equal installments on January 1, 2020 and January 1, 2021, generally subject to the executive’s continued employment or service through each vesting date.

Option Exercises and Stock Vested During Fiscal Year 2018

The following table presents information regarding the exercise of stock options and vesting of stock awards for our named executive officers during fiscal year 2018. None of our named executive officers own or exercised any options to acquire our stock.

	Stock Awards
Name	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(1)
B. Christopher DiSantis	—	—
Allen J. Campbell	3,141	66,526
Michael A. Weinhold	3,141	66,526
Adam St. John	2,402	50,874
Kenneth D. Sawyer	2,217	46,956

(1)	The value realized upon the vesting of a stock award is calculated by multiplying (i) the number of shares of our common stock that vested, by (ii) the per-share closing price of our common stock on the vesting date.

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

Retirement Savings Plan. The Retirement Savings Plan (“Retirement Plan”) is a tax-qualified, 401(k) defined contribution plan which in 2018 permitted eligible employees to defer the receipt of up to the lesser of 85% or $18,500 of their employment compensation on a pre-tax basis, or if an employee is age 50 or over, to defer up to $6,000 in additional compensation up to a limit of $24,500. Employees also may defer amounts of their employment compensation in excess of these limits on an after-tax basis. The employee deferrals of employment compensation are subject to certain limits imposed by the Internal Revenue Code. In addition, Verso makes matching contributions for employees who defer a portion of their employment compensation under the Retirement Plan. We match 100% of the first 3%, and 50% of the second 3%, of the employees’ deferrals. The employee deferrals under the Retirement Savings Plan are immediately and fully vested and non-forfeitable. For employees hired by us before January 1, 2009, our matching contributions under the Retirement Plan are fully vested and non-forfeitable. For employees hired by us on or after January 1, 2009 and prior to November 1, 2017, our matching contributions under the Retirement Plan were subject to three-year “cliff” vesting measured from the date on which an employee’s employment with us commenced, such that after the employee had been continuously employed by us for three years, all of our past and future matching contributions became fully vested and non-forfeitable. Since November 1, 2017, matching contributions under the Retirement Plan are immediately and fully vested.

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

Deferred Compensation Plan. The Deferred Compensation Plan (“DC Plan”) is a non-qualified plan that permits eligible employees to defer the receipt of up to 85% of their base salary and up to 100% of their cash incentive compensation, by contributing such amounts to their accounts under the DC Plan. The DC Plan also permits Verso to make matching contributions and discretionary contributions to employees’ accounts under the DC Plan. We match 100% of the first 3%, and 50% of the second 3%, of the employees’ deferrals under the DC Plan, with the requirement that the employee must not qualify for our matching contributions under the Retirement Plan. The employee deferrals under the DC Plan, as well as company matching contributions are immediately and fully vested.

Executive Retirement Program. The Executive Retirement Program (“ERP”) is a program implemented under the DC Plan for the benefit of our executives and selected senior managers. Under the ERP, Verso may make an annual discretionary contribution to each eligible employee’s account under the DC Plan. Our ERP contribution is equal to between 4% and 10% of an employee’s eligible compensation, depending on the employee’s employment pay grade with us. An employee’s eligible compensation consists of the employee’s base salary and target-level incentive award under the VIP, in each case determined as of January 1 of the year for which our ERP contribution is made.

Non-Qualified Deferred Compensation Table - Fiscal 2018

The following table presents information regarding the contributions to and earnings on the named executive officers’ deferred compensation balances during 2018, and the total deferred amounts for the named executive officers at the end of 2018.

Name	Plan(1)	Executive Contributions in Last Fiscal Year ($)(2)	Registrant Contributions in Last Fiscal Year ($)(3)	Aggregate Earnings in Last Fiscal Year ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last Fiscal Year End ($)(4)
B. Christopher DiSantis	DCP - D	—	49,113	(676)	—	63,025
	DCP - M	37,125	27,844	(1,781)	(56,503)	59,664
	ERP	—	165,000	(15,092)	—	149,908

Allen J. Campbell	DCP - D	—	20,246	(2,152)	—	64,279
	DCP - M	45,049	17,021	(3,323)	—	58,747
	ERP	—	78,030	(8,863)	—	156,972

Michael A. Weinhold	DCP - D	—	19,567	(8,694)	—	208,534
	DCP - M	30,944	17,406	(11,066)	(45,349)	219,071
	ERP	—	60,690	(3,712)	(76,923)	116,978

Adam St. John	DCP - D	—	15,338	(1,841)	—	46,294
	DCP - M	25,500	14,344	(1,869)	(33,800)	36,425
	ERP	—	52,500	(4,660)	(57,091)	90,719

Kenneth D. Sawyer	DCP - D	—	13,956	(1,971)	—	59,278
	DCP - M	—	—	—	—	—
	ERP	—	49,000	(2,553)	(48,883)	45,771

(1)	“DCP-D” refers to discretionary registrant contributions under the Deferred Compensation Plan, which are deposited into the executive’s SSRP account. “DCP-M” refers to executive contributions and matching registrant contributions under the Deferred Compensation Plan, which are deposited into the executive’s Deferred Compensation Plan account.

(2)	The executive’s contributions in each case are included in the 2018 “Salary” column of the Summary Compensation Table.

(3)	The registrant’s contributions in each case are included in the 2018 “All Other Compensation” column of the Summary Compensation Table.

(4)	The balances at the end of 2018 in this column reflect the following aggregate amounts that were previously reported as compensation in the appropriate columns of the Summary Compensation Table for years through and including 2018 to the extent the executive was a named executive officer for the applicable year (amounts previously reported as compensation in the Summary Compensation Table may exceed the corresponding balance at last fiscal year end due to the crediting of earnings and losses under the applicable plan): Mr. DiSantis - $63,701 (DCP - D), $61,445 (DCP - M), and $165,000 (ERP); Mr. Campbell - $66,431 (DCP - D), $62,070 (DCP - M), and $165,835 (ERP); Mr. Weinhold - $217,228 (DCP - D), $230,137 (DCP - M), and $120,690 (ERP); Mr. St. John - $48,135 (DCP - D), $38,294 (DCP - M), and $95,379 (ERP); Mr. Sawyer - $61,249 (DCP - D), and $48,324 (ERP).

Potential Payments upon Termination of Employment or Change in Control

The following section provides information about our named executive officers’ potential benefits upon the termination of their employment or a change in control of Verso under our plans, programs, policies and agreements that were in effect in 2018.

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

Severance Benefits Provided under Agreements with Named Executive Officers. As described above, the employment agreement with Mr. DiSantis provided for him to receive specified benefits in the event of certain terminations of his employment. In addition, we have entered into CNC agreements with each of our executive officers other than Mr. DiSantis which, among other things, provide for them to receive specified benefits in the event of any termination of their employment. Information about the potential and actual severance benefits provided for in these agreements between us and our named executive officers is set forth in the “Agreements with Named Executive Officers” section above.

In connection with Mr. DiSantis’ termination on April 5, 2019, he entered into a Separation Agreement with the Company pursuant to which he will receive the severance benefits provided in his employment agreement, as at forth in the Separation Agreement, and as described on page 14, under “DiSantis Severance Benefits”.

PIP and RSU Award Agreements. In 2016, 2017 and 2018, Verso granted RSUs under the PIP to our executive officers and certain key senior managers as part of their annual compensation and, with respect to Mr. DiSantis, in connection with his commencing employment with us. The PIP, together with the award agreements thereunder, contain provisions addressing the effects on the RSUs of the termination of an executive officer’s employment with us. The PIP provides that its administrator has the authority to establish the effect, if any, of a termination of employment on the rights and benefits of each award made under the PIP and, in so doing, may make distinctions based upon, among other things, the cause of termination and type of award. The form of award agreement under which the RSU awards were granted states that, as a general rule, upon the termination of a grantee’s employment, regardless of the reason (whether with or without cause, voluntarily or involuntarily), any unvested portion of the RSU award that has not become vested on or before the termination of employment date will terminate.

However, the RSU award agreement for Mr. DiSantis’ 2017 and 2018 grants provided for the following vesting acceleration benefits:

•	Upon the consummation of a change of control (as defined in the award agreement), all unvested time-based RSUs fully vest and all performance-based RSUs vest at target level.

•	If Mr. DiSantis’ employment were terminated (1) due to his death or disability or (2) as a result of a termination of employment constituting a qualifying termination, which was defined in his award agreement as a termination of employment either (a) by us without cause (as defined in the award agreement) or (b) by Mr. DiSantis for good reason (as defined in the award agreement); then, subject to the condition that Mr. DiSantis provide us with a general release in a form provided by us, the next tranche of time-based RSUs scheduled to vest following the termination date would have vested, and the performance-based RSUs would have vested at target level.

The award agreements for the 2017 and 2018 RSU awards for each of the named executive officers provide for the following vesting acceleration benefits:

•	If the executive’s employment with us is terminated and the termination is a qualifying termination – which is defined in each award agreement as a termination of employment either (1) by us without cause (as defined in the award agreement) or (2) by the executive for good reason (as defined in the award agreement), in each case, within twelve months following a change of control (as defined in the award agreement) – then (a) all unvested time-based RSUs will vest and, (b) with respect to the performance-vesting RSUs, (i) if Verso is the surviving company following such change of control, then a pro-rata number of RSUs that may be eligible to vest will be determined on such qualified termination based on the number of days the executive was employed by Verso during the performance period, with such number of RSUs to vest at the end of the performance period based on actual performance, or (ii) if Verso is not the surviving company following such change of control, then all performance-based RSUs will vest at target level.

•	If the executive’s employment is terminated due to his death or disability, then the next tranche of time-based RSUs that is scheduled to vest following the termination date will vest and all performance-based RSUs will vest at target level.

•	If the executive’s employment is terminated as a result of a qualified termination, then, subject to the condition that the executive provide us with a general release in a form provided by us, (1) the next tranche of time-based RSUs that is scheduled to vest following the termination date will vest, and (2) with respect to the performance-based RSUs, a pro-rata number of RSUs that may be eligible to vest will be determined on such qualified termination based on the number of days the executive was employed by Verso during the performance period, with such number of RSUs to vest at the end of the performance period based on actual performance.

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

Quantification of Potential Termination and Change in Control Benefits. The following table provides the estimated value of the benefits that would be payable to the named executive officers if a termination of their employment in the circumstances described above and/or a change in control of the Company had occurred on the last business day of fiscal 2018. (In the table below, “Involuntary Termination” refers to a termination of the executive’s employment by us without cause or a termination of employment by the executive for good reason.)

Name	Cash Severance ($)(1)	Health and Welfare Benefits ($)(2)	Equity Award Accelerated Vesting ($)(3)	Outplacement Benefits ($)	Noncompete Payment ($)(4)	Total ($)

B. Christopher DiSantis
Involuntary Termination	2,475,000	36,596	6,223,437	50,000	—	8,785,033
Voluntary Termination	—	36,596	—	—	—	36,596
Death/Disability	2,475,000	36,596	6,223,437	—	—	8,735,033
Change in Control/No Termination	—	—	8,297,923	—	—	8,297,923
Change in Control/Involuntary Termination	2,475,000	36,596	8,297,923	50,000	—	10,859,519

Allen J. Campbell
Involuntary Termination	442,170	47,018	774,973	9,500	1,503,705	2,777,366
Voluntary Termination	—	47,018	—	—	1,503,705	1,550,723
Death/Disability		47,018	2,184,179	—	1,402,501	3,633,698
Change in Control/No Termination	—	—	—	—	—	—
Change in Control/Involuntary Termination	442,170	47,018	2,888,794	9,500	1,503,705	4,891,187

Michael A. Weinhold
Involuntary Termination	446,505	50,629	774,973	9,500	1,402,840	2,684,447
Voluntary Termination	—	50,629	—	—	1,402,840	1,453,469
Death/Disability		50,629	2,184,179	—	1,331,835	3,566,643
Change in Control/No Termination	—	—	—	—	—	—
Change in Control/Involuntary Termination	446,505	50,629	2,888,794	9,500	1,402,840	4,798,268

Adam St. John
Involuntary Termination	382,500	47,410	694,355	9,500	1,207,151	2,340,916
Voluntary Termination	—	47,410	—	—	1,207,151	1,254,561
Death/Disability		47,410	1,975,456	—	1,143,159	3,166,025
Change in Control/No Termination	—	—	—	—	—	—
Change in Control/Involuntary Termination	382,500	47,410	2,616,029	9,500	1,207,151	4,262,590

Kenneth D. Sawyer
Involuntary Termination	353,500	32,949	690,211	9,500	1,143,476	2,229,636
Voluntary Termination	—	32,949	—	—	1,143,476	1,176,425
Death/Disability		32,949	1,971,312	—	1,053,558	3,057,819
Change in Control/No Termination	—	—	—	—	—	—
Change in Control/Involuntary Termination	353,500	32,949	2,611,885	9,500	1,143,476	4,151,310

(1)	For Mr. DiSantis, the amount is equal to the severance and bonus to which he would be entitled pursuant to the terms of his employment agreement. For all other named executive officers, the amount is equal to one year of salary pursuant to the terms of our severance policy.

(2)	This column shows the Company’s estimated costs to provide health and welfare benefits for the executive and his eligible dependents following termination of employment (including, as applicable, the estimated costs to reimburse the executive for taxes imposed with respect to these benefits). This benefit is part of the description of benefits following a termination of employment pursuant to the agreements described above under “Agreements with the Named Executive Officers,” and as such is not also included in the calculation represented in footnote 4 to this table.

(3)	This value is the closing price of our common stock on the NYSE on the last trading day of 2018 multiplied by the number of shares subject to the accelerated portion of the award. With respect to performance-vesting RSUs held by Mr. DiSantis, in the case of an Involuntary Termination, Death/Disability, Change in Control/No Termination and Change in Control/Involuntary Termination, the value of the applicable target number of shares subject to the awards has been included. With respect to performance-vesting RSUs held by each of the other named executive officers, (a) in the case of Death/Disability and Change in Control/Involuntary Termination in connection with a transaction in which the Company did not survive as a public company, the value of the applicable target number of shares subject to the awards has been included, and (b) in all other circumstances referenced in the table, no value for performance-vesting RSUs has been included because the awards would remain subject to the applicable performance-based vesting conditions (as they also would in the case of a Change in Control/Involuntary Termination assuming the Company survives as a public company).

(4)	The amounts in this column reflect all other payments that the executive would have been entitled to receive upon termination of employment as of December 31, 2018 in consideration for his covenant not to compete following a termination of employment pursuant to the CNC agreements described above under “Agreements with the Named Executive Officers,” specifically:

•	any unpaid annual incentive award for any calendar year completed on or before the termination date;

•	payments equal to 180% (for Mr. Campbell) or 175% (for Messrs. Weinhold, St. John and Sawyer) of his base salary, payable in 12 equal monthly installments;

•	reimbursement of the cost of converting his group life insurance coverage to an individual policy and the premiums on the individual policy for up to two years after the termination date, grossed up to cover the cost of income taxes;

•	a contribution to his account under the DC Plan in an amount equal to the projected value of certain lost retirement benefits consisting of our contributions under the Retirement Plan, SSRP, DC Plan, and ERP that we would have made if he had remained actively employed with us for two years after the termination date.

CEO Pay Ratio Disclosure

Pursuant to the Securities Exchange Act of 1934, as amended, we are required to disclose in this Amendment the ratio of the total annual compensation of Mr. DiSantis, our former Chief Executive Officer, to the median of the total annual compensation of all of our employees (excluding Mr. DiSantis). Based on SEC rules for this disclosure and applying the methodology described below, we have determined that Mr. DiSantis’ total compensation for 2018 was $7,587,528, and the median of the total 2018 compensation of all of our employees (excluding Mr. DiSantis) was $97,475. Accordingly, we estimate the ratio of Mr. DiSantis’ total compensation for 2018 to the median of the total 2018 compensation of all of our employees (excluding Mr. DiSantis) to be 78 to 1.

We identified the median employee by taking into account the total 2018 compensation reflected in our tax records for all individuals, excluding Mr. DiSantis, who were employed by us or one of our affiliates on December 1, 2018, the first day of the last month of our fiscal year. We included all employees, whether employed on a full-time, part-time or seasonal basis. We did not make any assumptions, adjustments or estimates with respect to their total 2018 compensation reflected in our tax records, except that we annualized the compensation for any full-time employees who were not employed by us for all of 2018. We believe total compensation reflected in our tax records for all employees is an appropriate measure because we do not distribute annual equity awards to all employees.

Once the median employee was identified as described above, that employee’s total annual compensation for 2018 was determined using the same rules that apply to reporting the compensation of our named executive officers (including Mr. DiSantis) in the “Total” column of the Summary Compensation Table. The total compensation amounts included in the first paragraph of this pay-ratio disclosure were determined based on that methodology.

As discussed in footnotes (2) and (3) to the Summary Compensation Table, Mr. DiSantis’ total compensation for 2018 as reported in the Summary Compensation Table ($7,587,528) included the grant date fair value of certain performance-based RSUs that were approved by the Compensation Committee in 2017 but are considered to have been granted in 2018 because the Compensation Committee did not establish the applicable performance-based vesting criteria for the awards until February 2018. If the grant date fair value of these awards was excluded from Mr. DiSantis’ total compensation for 2018, his total compensation for 2018 would have been $4,569,886 and the estimated ratio of Mr. DiSantis’ total compensation for 2018 to the median of the total 2018 compensation of all of our employees (excluding Mr. DiSantis) would have been 47 to 1.

Director Compensation

Elements of Director Compensation

The compensation arrangements for our non-employee directors are as follows:

•	annual cash payments of $120,000 to each director for serving on the board of directors, plus, as applicable, $100,000 to the Chairman of the Board, $20,000 to the chairperson of the Audit Committee, $15,000 to the chairperson of the Compensation Committee, $15,000 to the chairperson of the Finance and Planning Committee, $30,000 per month to the chairperson of the Strategic Alternatives Committee, and $20,000 per month to each member of the Strategic Alternatives committee other than the chairperson; and

•	an annual award of RSUs granted under the PIP with an aggregate fair market value of $80,000 on the grant date, rounded to the nearest whole share.

Effective October 1, 2018, the board of directors, with input and advice from Lyons Benenson, approved updated compensation arrangements for our non-employee directors as follows:

•	annual cash payments of $130,000 to each director for serving on the board of directors (an increase of $10,000), plus, as applicable, $120,000 to the Chairman of the Board (an increase of $20,000), $25,000 to the chairperson of the Audit Committee (an increase of $5,000), and $20,000 to the chairperson of the Compensation Committee (an increase of $5,000), with such cash payments to be paid in advance in fiscal quarterly installments beginning October 1, 2018; and

•	an annual award of RSUs granted under the PIP with an aggregate fair market value of $100,000 on the grant date (an increase of $20,000), rounded to the nearest whole share. This annual RSU award vests upon the earliest to occur of the first anniversary of the date of grant, the date immediately preceding the date of the first annual meeting of the Company that occurs following the date of grant, or the date of a change in control of the Company.

In addition, we reimburse each non-employee director for his reasonable, out-of-pocket expenses incurred to attend meetings of the board of directors and its committees.

2018 Director Compensation

The following table shows the compensation that we paid and provided to our non-employee directors for their services in 2018.

Name(1)	Fees Earned or Paid in Cash ($)	Stock Awards ($)(2)	Total ($)
Robert M. Amen(3)	66,369	—	66,369
Alan J. Carr	325,647	100,011	425,658
Eugene I. Davis	413,647	100,011	513,658
Jerome L. Goldman(3)	105,000	—	105,000
Steven D. Scheiwe	305,321	100,011	405,332
Jay Shuster	127,989	100,011	228,000

(1)	On October 16, 2018, we granted to each of Messrs. Carr, Davis, Shuster and Scheiwe an equity incentive award of 3,263 RSUs, which in the aggregate had a fair market value of $400,044 based on the $30.65 closing sale price per share of our Class A common stock on the NYSE on the grant date.

(2)	The following table provides information about the number of shares subject to unvested RSU awards, and the number of shares subject to vested RSU awards as to which payment of the RSUs is deferred until the non-employee director ceases to be a member of the board of directors or a change in control of Verso occurs, held by our non-employee directors as of December 31, 2018. Our non-employee directors did not hold any other Verso equity awards or Verso stock options as of December 31, 2018.

Name	Stock Awards (Unvested) (#)	Stock Awards (Vested and Deferred) (#)
Alan J. Carr	3,263	20,137
Eugene I. Davis	3,263	20,137
Steven D. Scheiwe	3,263	22,811
Jay Shuster	3,263	20,137

(3)	Messrs. Amen and Goldman ceased to serve on the board of directors on September 24, 2018.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The table below sets forth information regarding the number of shares of common stock to be issued upon the exercise of the outstanding stock options, warrants and rights granted under our equity compensation plans and the shares of common stock remaining available for future issuance under our equity compensation plans as of December 31, 2018.

Plan Category	Number of Securities To Be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected on Column (a)) (c)
Equity compensation plans approved by security holders	1,315,822(1)	$ —	2,141,512(2)
Equity compensation plans not approved by security holders	—	—	—
Total	1,315,822	$ —	2,141,512

(1)	All the shares were subject to then outstanding RSUs granted under the PIP, with the number of shares subject to performance-based vesting RSUs presented based on the “target” level of performance (100% vesting). The RSUs have no exercise price.

(2)	All the shares were available for future issuance or delivery under the PIP and, subject to certain limits thereunder, generally were available for any type of award authorized under the PIP, including stock options, stock appreciation rights, stock bonuses, restricted stock, performance stock, RSUs, phantom stock and similar rights to purchase or acquire shares of our Class A common stock.

Security Ownership of Management and Certain Beneficial Ownership

The following table provides information about the beneficial ownership of Verso’s common stock as of April 20, 2019, by each of our directors and named executive officers, all of our directors and executive officers as a group, and each person known to our management to be the beneficial owner of more than 5% of the outstanding shares of our common stock. As of April 20, 2019, there were 34,676,924 outstanding shares of our Class A common stock.

Name of Beneficial Owner	Shares of Class A Common Stock Beneficially Owned	Percentage of Outstanding Shares of Class A Common Stock Beneficially Owned (1)
Directors and Named Executive Officers:
B. Christopher DiSantis(2)	192,831	*
Allen J. Campbell(2)	21,638	*
Michael A. Weinhold(2)	4,414	*
Adam St. John(2)	3,393	*
Kenneth D. Sawyer(2)	3,082	*
Alan J. Carr(2)	20,137	*
Eugene I. Davis(2)	20,137	*
Steven D. Scheiwe(2)	22,811	*
Jay Shuster(2)	20,137	*
All current Directors and Executive Officers as a group (9 persons)(3)	115,749	*
Dimensional Fund Advisors LP(4)	2,810,761	8.1%
BlackRock, Inc.(5)	2,505,971	7.2%
The Vanguard Group Inc. (6)	2,352,921	6.8%

*	Less than 1% of the outstanding shares of our common stock.

(1)	Beneficial ownership” is determined in accordance with Rule 13d-3 under the Exchange Act. The number and percentage of shares of common stock beneficially owned by each person listed in the table is determined based on the shares of common stock that such person beneficially owned as of April 20, 2019, or that such person has the right to acquire within 60 days thereafter. The number of outstanding shares used as the denominator in calculating the percentage ownership and voting power of the outstanding shares of Class A common stock for each person is the sum of (a) 34,676,924 shares of Class A common stock outstanding as of April 20, 2019, and (b) the number of shares of Class A common stock that such person has the right to acquire as of April 20, 2019, or within 60 days thereafter. Each person has sole voting and sole investment power over the shares of common stock that the person beneficially owns, unless otherwise indicated.

(2)	The address for each director and named executive officer of Verso is c/o Verso Corporation, 8540 Gander Creek Drive, Miamisburg, Ohio 45342.

(3)	Excludes Mr. DiSantis, who is no longer an executive officer of Verso.

(4)	In a Schedule 13G filed by Dimensional Fund Advisors LP with the SEC on February 8, 2019, the reporting person states that as of December 31, 2018 it beneficially owned and had sole voting power over 2,718,483 shares of Class A common stock and sole dispositive power over 2,810,761 shares of Class A common stock. The Schedule 13G also discloses that Dimensional Fund Advisors LP, an investment adviser registered under Section 203 of the Investment Advisors Act of 1940, furnishes investment advice to four investment companies registered under the Investment Company Act of 1940, and serves as investment manager or sub-adviser to certain other commingled funds, group trusts and separate accounts (such investment companies, trusts and accounts, collectively referred to as the “Funds”). In certain cases, subsidiaries of Dimensional Fund Advisors LP may act as an adviser or sub-adviser to certain Funds. In its role as investment advisor, sub-adviser and/or manager, Dimensional Fund Advisors LP or its subsidiaries (collectively, “Dimensional”) may possess voting and/or investment power over our Class A common stock that are owned by the Funds, and may be deemed to be the beneficial owner of the shares of our Class A common stock held by the Funds. However, all shares of Class A common stock reported in the table above are owned by the Funds. Dimensional disclaims beneficial ownership of such shares of Class A common stock. The address of the reporting person is Building One, 6300 Bee Cave Road, Austin, Texas 78746.

(5)	In a Schedule 13G filed by BlackRock, Inc. with the SEC on February 11, 2019, the reporting person states that as of December 31, 2018 it beneficially owned and had sole voting power over 2,418,902 shares of Class A common stock and sole dispositive power over 2,505,971 shares of Class A common stock. The address of the reporting person is 55 East 52nd Street, New York, New York 10055.

(6)	In a Schedule 13G filed by The Vanguard Group Inc. with the SEC on February 12, 2019, the reporting person states that as of December 31, 2018 it beneficially owned and had sole voting power over 37,511 shares of Class A common stock, shared voting power over 2,514 shares of Class A common stock, and sole dispositive power over 2,317,213 shares of Class A common stock, and shared dispositive power over 35,708 shares of Class A common stock. The Schedule 13G also discloses that Vanguard Fiduciary Trust Company, a wholly-owned subsidiary of The Vanguard Group, Inc., is the beneficial owner of 33,194 shares of Class A common stock as a result of its serving as investment manager of collective trust accounts, and that Vanguard Investments Australia, Ltd., a wholly-owned subsidiary of The Vanguard Group, Inc., is the beneficial owner of 6,831 shares of Class A commons stock as a result of its serving as investment manager of Australian investment offerings. The address of the reporting person is 100 Vanguard Blvd., Malvern, Pennsylvania 19355.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Policy Relating to Related-Person Transactions

Verso’s policy, as set forth in the Audit Committee’s charter, is that all transactions with related persons, as contemplated in Item 404(a) of the SEC’s Regulation S-K, and regardless of the dollar amount of the transaction, are subject to review and approval by the Audit Committee. Since January 1, 2018, no transaction between Verso and any related person has been reviewed or approved.

Director Independence

The NYSE requires that a listed company have a majority of independent directors as well as an audit committee, a compensation committee, and a corporate governance and nominating committee composed entirely of independent directors. Our board of directors has affirmatively determined that four of our current directors – Alan J. Carr, Eugene I. Davis, Steven D. Scheiwe and Jay Shuster – are independent under the NYSE’s listing standards. In making this determination, our board of directors has affirmatively determined that each of these directors meets the objective criteria for independence set forth by the NYSE and that none of them has any relationship, direct or indirect, to us other than as stockholders or through their service as our directors. In addition, our board of directors previously determined that Robert M. Amen and Jerome L. Goldman were independent directors under the NYSE’s listing standards during their service on the board of directors in 2018 through our 2018 annual meeting of stockholders. Mr. DiSantis was not independent under the NYSE’s listing standards during his service on the board of directors through his departure on April 5, 2019, as a result of serving as our President and Chief Executive Officer during such time.

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

The Audit Committee reviewed and pre-approved all services provided by Deloitte & Touche LLP in 2017 and 2018 in accordance with the pre-approval policies and procedures described above and concluded that the services provided were compatible with maintaining its independence in the conduct of its auditing functions.

The following table sets forth the aggregate fees billed by Deloitte & Touche LLP and Deloitte Tax LLP for audit, audit-related and tax services provided to Verso and our subsidiaries in 2017 and 2018.

Fees (millions)	2017	2018
Audit fees	$1.80	$1.76
Audit-related	—	0.10
Tax fees	0.25	0.07
Total	$2.05	$1.93

Audit Fees

“Audit fees” are the fees that Deloitte & Touche LLP billed us with respect to 2018 and 2017 for auditing our annual financial statements and reviewing our interim financial statements included in our annual and quarterly reports, respectively.

Audit-Related Fees

“Audit-related fees” are the fees that Deloitte & Touche LLP billed us with respect to 2018 and 2017 for assurance and related services that are reasonably related to their audit or review of our financial statements.

Tax Fees

“Tax fees” are the fees that Deloitte Tax LLP billed us with respect to 2018 or 2017 for tax advice, tax planning and tax compliance services. These services included consultations on preparation of original and amended tax returns for Verso and our subsidiaries for both years. Deloitte Tax LLP has not provided any services related to tax-shelter transactions, nor has Deloitte Tax LLP provided any services under contingent-fee arrangements.

All Other Fees

Deloitte & Touche LLP and Deloitte Tax LLP did not bill us any fees for services in 2018 or 2017 that are not included in the above table.

Part IV

Item 15. Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this report:

3.	Exhibits

The exhibits listed in the exhibit index of the Original Filing are incorporated by reference in this report. The following exhibits are included in this Amendment (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit Number	Description of Exhibit

10.1	Separation Agreement and Release dated April 11, 2019, between Verso Corporation and B. Christopher DiSantis

31.3*	Certification of Principal Executive Officer.

31.4*	Certification of Principal Financial Officer.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 30, 2019

VERSO CORPORATION

By:	/s/ Leslie T. Lederer
Leslie T. Lederer
Interim Chief Executive Officer

S-1