Form 10-Q
period 2019-03-31
Verso Corp
filed 2019-05-08
CIK 1421182

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019

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
(877) 855-7243
(Registrant’s telephone number, including area code)
_____________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, par value $0.01 per share	VRS	New York Stock Exchange

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act: ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes ☑ No
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. ☑ Yes ☐ No

As of April 30, 2019, Verso Corporation had 34,676,924 shares of Class A common stock, par value $0.01 per share, outstanding.

Entity Names and Organization

In this report, the terms “Verso,” “the Company,” “we,” “us” and “our” refer to Verso Corporation, which is the ultimate parent entity and the issuer of Class A common stock listed on the New York Stock Exchange. In December 2016, Verso Corporation completed a consolidation and reorganization of its subsidiaries, or the “Internal Reorganization.” After the Internal Reorganization, Verso is the sole member of Verso Holding LLC, which is the sole member of Verso Paper Holding LLC. As used in this report, the term “Verso Holding” refers to Verso Holding LLC, and the term “Verso Paper” refers to Verso Paper Holding LLC. Prior to the Internal Reorganization, Verso was the sole member of Verso Paper Finance Holdings One LLC, which was the sole member of Verso Paper Finance Holdings LLC, which was the sole member of Verso Paper Holdings LLC. The term “VPH” refers to Verso Paper Holdings LLC. As a result of the Internal Reorganization, VPH no longer exists.

Forward-Looking Statements

In this quarterly report, all statements that are not purely historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or “Securities Act,” and Section 21E of the Securities Exchange Act of 1934, as amended, or “Exchange Act.” Forward-looking statements may be identified by the words “believe,” “expect,” “anticipate,” “project,” “plan,” “estimate,” “intend” and other similar expressions. They include, for example, statements relating to our business and operating outlook; assessment of market conditions; and the growth potential of the industry in which we operate. Forward-looking statements are based on currently available business, economic, financial and other information and reflect management’s current beliefs, expectations and views with respect to future developments and their potential effects on us. Actual results could vary materially depending on risks and uncertainties that may affect us and our business. The following factors, among others, could cause actual results to differ from those set forth in the forward-looking statements: the long-term structural decline and general softening of demand facing the paper industry; developments in alternative media, which have and are expected to continue to adversely affect the demand for some of our key products, and the effectiveness of our responses to these developments; intense competition in the paper manufacturing industry; our dependence on a small number of customers for a significant portion of our business; any additional closure and other restructuring costs; our limited ability to control the pricing of our products or pass through increases in our costs to our customers; changes in the costs of raw materials and purchased energy; negative publicity, even if unjustified; any failure to comply with environmental or other laws or regulations, even if inadvertent; legal proceedings or disputes; any labor disputes; and the potential risks and uncertainties described in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2018, Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and other sections of this Quarterly Report on Form 10-Q as such disclosures may be amended, supplemented or superseded from time to time by other reports we file with the Securities and Exchange Commission, including subsequent annual reports on Form 10-K and quarterly reports on Form 10-Q. We assume no obligation to update any forward-looking statement made in this Quarterly Report to reflect subsequent events or circumstances or actual outcomes.

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

VERSO CORPORATION
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	March 31,
(Dollars in millions, except per share amounts)	2018	2019
ASSETS
Current assets:
Cash and cash equivalents	$26	$6
Accounts receivable, net	197	201
Inventories	398	473
Prepaid expenses and other assets	12	9
Total current assets	633	689
Property, plant and equipment, net	1,016	1,007
Intangibles and other assets, net	50	70
Total assets	$1,699	$1,766
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$215	$210
Accrued and other liabilities	118	102
Total current liabilities	333	312
Long-term debt and finance leases	—	45
Pension benefit obligation	428	420
Other long-term liabilities	32	45
Total liabilities	793	822
Commitments and contingencies (Note 10)
Equity:
Preferred stock -- par value $0.01 (50,000,000 shares authorized, no shares issued)	—	—
Common stock -- par value $0.01 (210,000,000 Class A shares authorized with 34,569,917 shares issued and 34,484,093 outstanding on December 31, 2018 and March 31, 2019; 40,000,000 Class B shares authorized with no shares issued and outstanding on December 31, 2018 and March 31, 2019)	—	—
Treasury stock -- at cost (85,824 shares on December 31, 2018 and March 31, 2019)	(2)	(2)
Paid-in-capital	686	688
Retained earnings	102	138
Accumulated other comprehensive income	120	120
Total equity	906	944
Total liabilities and equity	$1,699	$1,766
See notes to Unaudited Condensed Consolidated Financial Statements.

VERSO CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months	Three Months
	Ended	Ended
(Dollars in millions, except per share amounts)	March 31, 2018	March 31, 2019
Net sales	$639	$639
Costs and expenses:
Cost of products sold (exclusive of depreciation and amortization)	581	549
Depreciation and amortization	27	28
Selling, general and administrative expenses	25	24
Restructuring charges	1	—
Other operating (income) expense	—	1
Operating income (loss)	5	37
Interest expense	11	1
Other (income) expense	(4)	(1)
Income (loss) before income taxes	(2)	37
Income tax expense	—	1
Net income (loss)	$(2)	$36
Income (loss) per common share:
Basic	$(0.06)	$1.05
Diluted	(0.06)	1.03
Weighted average common shares outstanding (in thousands)
Basic	34,465	34,484
Diluted	34,465	35,225
See notes to Unaudited Condensed Consolidated Financial Statements.

VERSO CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months	Three Months
	Ended	Ended
(Dollars in millions)	March 31, 2018	March 31, 2019
Net income (loss)	$(2)	$36
Other comprehensive income (loss), net of tax:
Defined benefit pension/other postretirement plans:
Amortization of net actuarial loss	1	—
Other comprehensive income (loss), net of tax	1	—
Comprehensive income (loss)	$(1)	$36
See notes to Unaudited Condensed Consolidated Financial Statements.

VERSO CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

	Class A		Class B					Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity (Deficit)
(Dollars in millions, shares in thousands)	Common Shares	Common Stock	Common Shares	Common Stock	Treasury Shares	Treasury Stock	Paid-in-Capital
Balance - December 31, 2017	34,173	$—	291	$—	9	$—	$676	$(62)	$132	$746
Net income (loss)	—	—	—	—	—	—	—	(2)	—	(2)
Other comprehensive income (loss), net	—	—	—	—	—	—	—	—	1	1
Class B stock converted to Class A stock	144	—	(144)	—	—	—	—	—	—	—
Equity award expense	—	—	—	—	—	—	1	—	—	1
Reclassification of stranded tax effects (ASU 2018-02)	—	—	—	—	—	—	—	(7)	7	—
Balance - March 31, 2018	34,317	$—	147	$—	9	$—	$677	$(71)	$140	$746

Balance - December 31, 2018	34,570	$—	—	$—	86	$(2)	$686	$102	$120	$906
Net income (loss)	—	—	—	—	—	—	—	36	—	36
Equity award expense	—	—	—	—	—	—	2	—	—	2
Balance - March 31, 2019	34,570	$—	—	$—	86	$(2)	$688	$138	$120	$944
See notes to Unaudited Condensed Consolidated Financial Statements.

VERSO CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months	Three Months
	Ended	Ended
(Dollars in millions)	March 31, 2018	March 31, 2019
Cash Flows From Operating Activities:
Net income (loss)	$(2)	$36
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	27	28
Net periodic pension cost (income)	(2)	—
Pension plan contributions	(6)	(8)
Amortization of debt issuance cost and discount	6	—
Equity award expense	1	2
(Gain) loss on sale or disposal of assets	—	1
Deferred taxes	—	1
Changes in assets and liabilities:
Accounts receivable, net	(14)	(4)
Inventories	(13)	(75)
Prepaid expenses and other assets	2	2
Accounts payable	22	(3)
Accrued and other liabilities	(13)	(26)
Net cash provided by (used in) operating activities	8	(46)
Cash Flows From Investing Activities:
Capital expenditures	(14)	(18)
Net cash provided by (used in) investing activities	(14)	(18)
Cash Flows From Financing Activities:
Borrowings on ABL Facility	147	150
Payments on ABL Facility	(95)	(105)
Payments on Term Loan Facility	(46)	—
Debt issuance costs	—	(1)
Net cash provided by (used in) financing activities	6	44
Change in Cash and cash equivalents and restricted cash	—	(20)
Cash and cash equivalents and restricted cash at beginning of period	9	28
Cash and cash equivalents and restricted cash at end of period	$9	$8
Noncash investing and financing activities:
Right-of-use assets recorded upon adoption of ASC 842	$—	$24
Right-of-use assets obtained in exchange for new finance lease liabilities	—	2
See notes to Unaudited Condensed Consolidated Financial Statements.

VERSO CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF BUSINESS AND BASIS OF PRESENTATION
Nature of Business — Verso operates in the pulp and paper market segments. However, Verso determined that the operating income (loss) of the pulp segment is immaterial for disclosure purposes. Verso’s core business platform is as a producer of specialty papers, graphic papers, packaging papers and pulp. Verso’s products are used primarily in media and marketing applications, including catalogs, magazines, commercial printing applications, such as high-end advertising brochures, annual reports and direct-mail advertising, and specialty applications, such as flexible packaging and label and converting. Verso’s market kraft pulp is used to manufacture printing, writing and specialty paper grades, tissue, containerboard, bag and other products. Verso’s assets are utilized across segments in an integrated mill system and are not identified by segment or reviewed by management on a segment basis. Verso operates primarily in one geographic location, North America.

Basis of Presentation — This report contains the Unaudited Condensed Consolidated Financial Statements of Verso as of December 31, 2018 and March 31, 2019 and for the three months ended March 31, 2018 and March 31, 2019. The December 31, 2018 Unaudited Condensed Consolidated Balance Sheet data was derived from audited financial statements, but it does not include all disclosures required annually by accounting principles generally accepted in the United States of America, or “GAAP.” In Verso’s opinion, the Unaudited Condensed Consolidated Financial Statements include all adjustments that are necessary for the fair presentation of Verso’s respective financial conditions, results of operations and cash flows for the interim periods presented. Except as disclosed in the notes to the Unaudited Condensed Consolidated Financial Statements, such adjustments are of a normal, recurring nature. Variable interest entities for which Verso is the primary beneficiary are consolidated. Intercompany balances and transactions are eliminated in consolidation. The results of operations and cash flows for the interim periods presented may not necessarily be indicative of full-year results. It is suggested that these financial statements be read in conjunction with the audited consolidated financial statements and notes thereto of Verso contained in its Annual Report on Form 10-K for the year ended December 31, 2018.

2.  RECENT ACCOUNTING PRONOUNCEMENTS

Accounting Guidance Adopted in 2019
ASC Topic 842, Leases. Verso adopted Accounting Standards Codification, or “ASC,” 842, Leases, on January 1, 2019. Verso has elected the package of practical expedients under the transition provisions of the new standard including not reassessing lease classification or whether expired or existing contracts contain leases and not revaluing initial direct costs for existing leases. Verso has not elected to adopt the hindsight practical expedient. Verso has elected to apply the optional transition method provided by Accounting Standards Update, or “ASU,” 2018-11, which allows entities to continue to apply the legacy guidance under ASC 840, including its disclosure requirements, in the comparative periods presented in the year of adoption. Verso established a project team to evaluate and implement the new standard and its policies and procedures related to accounting for right-of-use assets, related liabilities and related income and expense, including implementation of a new system to track such leases. These policies and procedures modify contract review controls to consider the new criteria for determining whether a contract is or contains a lease, specifically to clarify the definition of a lease and align with the control concept. The most significant impact of the new standard for Verso is recording the right-of-use assets and related liabilities on the balance sheet for its operating leases. The new standard requires that fixed payments, probable amounts the lessee will owe under a residual value guarantee and certain other payments be included in the valuation of these right-of-use assets and related liabilities. Variable payments are excluded from the calculation unless they are based on an index or rate. The adoption of this new standard resulted in an adjustment to recognize $24 million in right-of-use assets and related liabilities on the Unaudited Condensed Consolidated Balance Sheet associated with Verso’s leases at January 1, 2019 (see Note 5). The impact to the Unaudited Condensed Consolidated Statements of Operations and Unaudited Condensed Consolidated Statements of Cash Flows was de minimis.

Accounting Guidance Not Yet Adopted

ASC Topic 350, Intangible Assets - Goodwill & Other. In August 2018, the Financial Accounting Standards Board, or “FASB” issued ASU 2018-15, Customer’s Accounting for Implementation Costs in a Cloud Computing Arrangement that is a Service Contract (Topic 350), which aligns the accounting for such costs with guidance on capitalizing costs associated with developing or obtaining internal use software. The guidance is effective for annual and interim periods beginning after December 15, 2019 and early adoption is permitted at any interim period. Verso is currently evaluating the impact of this guidance.

3. REVENUE RECOGNITION

The following table presents the revenues disaggregated by product included on the Unaudited Condensed Consolidated Statements of Operations:

	Three Months	Three Months
	Ended	Ended
(Dollars in millions)	March 31, 2018	March 31, 2019
Graphic papers	$421	$388
Specialty papers	175	194
Packaging papers	14	24
Pulp	29	33
Total Net sales	$639	$639
The following table presents the revenue disaggregated by sales channel included on the Unaudited Condensed Consolidated Statement of Operations:

	Three Months	Three Months
	Ended	Ended
(Dollars in millions)	March 31, 2018	March 31, 2019
Direct sales	$357	$392
Merchant sales	241	212
Broker sales	41	35
Total Net sales	$639	$639
4. SUPPLEMENTAL FINANCIAL STATEMENT INFORMATION

Restricted Cash — As of December 31, 2018 and March 31, 2019, $2 million of restricted cash was included in Intangibles and other assets, net on the Unaudited Condensed Consolidated Balance Sheets primarily related to asset retirement obligations in the state of Michigan. These cash deposits are required by the state and may only be used for the future closure of a landfill. For the three months ended March 31, 2018 and March 31, 2019, Cash and cash equivalents in the Unaudited Condensed Consolidated Statements of Cash Flows include restricted cash of $2 million.

Inventories — The following table summarizes inventories by major category:

	December 31,	March 31,
(Dollars in millions)	2018	2019
Raw materials	$88	$110
Work-in-process	56	65
Finished goods	225	268
Replacement parts and other supplies	29	30
Inventories	$398	$473

Property, plant and equipment — Depreciation expense for the three months ended March 31, 2018 and March 31, 2019 was $26 million and $27 million, respectively. Interest costs capitalized for the three months ended March 31, 2018 and March 31, 2019 were each zero. Capital expenditures unpaid as of March 31, 2018 and March 31, 2019 were each $5 million.

5. LEASES

Verso adopted ASC 842, Leases, on January 1, 2019 (see Note 2). Verso leases certain office space, warehouses, vehicles and equipment under operating leases and certain equipment under finance leases. Leases with an initial term of 12 months or less, including any renewal options which are not reasonably certain of exercise in 12 months or less, are not recorded on the Unaudited Condensed Consolidated Balance Sheet. Verso recognized lease expense for these leases on a straight line basis over the lease term. Certain assets include renewal terms that generally range from 1 month to 1 year. Certain warehouse leases include only a payment for space utilized. These payments are not based on an index or rate and are therefore not used in the valuation of the right-of-use asset and lease obligations. The lease agreements do not include residual value guarantees. Leases do not include any restrictions or covenants.

The following table details right-of-use assets and associated obligations for operating and finance leases included in the Unaudited Condensed Consolidated Balance Sheet as of March 31, 2019.

		March 31,
(Dollars in millions)	Classification	2019
Assets:
Operating lease assets	Intangibles and other assets, net	$21
Finance lease assets	Property, plant and equipment, net(1)	2
Total leased assets		$23
Liabilities
Current liabilities:
Operating	Accrued and other liabilities	$10
Finance	Current maturities of long-term debt and finance leases	—
Non-current liabilities:
Operating	Other long-term liabilities	11
Finance	Long-term debt and finance leases	2
Total lease liabilities		$23
(1) Finance lease assets are recorded net of accumulated amortization.

The following table details the costs associated with leasing transactions included on the Unaudited Condensed Consolidated Statement of Operations for the three months ended March 31, 2019.

		Three Months
		Ended
(Dollars in millions)	Classification	March 31, 2019
Operating lease cost	Cost of products sold (exclusive of depreciation and amortization)	$3
Variable lease cost	Cost of products sold (exclusive of depreciation and amortization)	2
Short term lease cost	Cost of products sold (exclusive of depreciation and amortization)	1
Finance lease cost:
Amortization of leased assets	Depreciation and amortization	—
Interest on lease liabilities	Interest expense	—
Net lease cost		$6

The following table details the future lease payments associated with leases commenced as of March 31, 2019, including amounts for any renewals that Verso has determined are reasonably certain to be exercised.

	Operating	Finance
(Dollars in millions)	Leases(1)	Leases(2)	Total
2019 (remaining)	$8	$—	$8
2020	8	1	9
2021	4	—	4
2022	1	1	2
2023	1	—	1
Thereafter	—	—	—
Total lease payments	$22	$2	$24
Interest expense	(1)	—	(1)
Present value of lease liabilities	$21	$2	$23
(1) Operating lease payments include $5 million related to options to extend lease terms that are reasonably certain of being exercised.
(2) Finance lease payments exclude $2 million of legally binding lease payments for leases signed, but not yet commenced.

The following table represents the future minimum rental payments due under non-cancelable operating leases that have initial or remaining lease terms in excess of one year, as of December 31, 2018. Amounts are based on ASC 840, Leases, that was superseded upon our adoption of ASC 842, Leases, on January 1, 2019.

(Dollars in millions)
2019	$6
2020	5
2021	2
2022	1
2023	—
Thereafter	—
Total	$14

The following assumptions were used to determine the right-of-use assets and obligations associated with our leases as of March 31, 2019. Verso uses its incremental borrowing rate to value the right-of-use asset and related obligations.

March 31,
2019
Weighted-average remaining lease term (years):
Operating leases	2.7
Finance leases	4.8
Weighted-average discount rate:
Operating leases	4.3%
Finance leases	4.1%

The following table provides additional cash flow details associated with leases included in our Unaudited Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2019.

Three Months
Ended
(Dollars in millions)	March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$3
Operating cash flows from finance leases	—
Financing cash flows from finance leases	—

6.  DEBT

The following table summarizes debt:

		December 31,	March 31,
(Dollars in millions)	Maturity	2018	2019
ABL Facility	2/6/2024	$—	$45
Unamortized debt issuance costs, net		—	(2)
Total Long-term debt		$—	$43
As of March 31, 2019, the fair value of Verso’s total debt outstanding was $45 million.

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

During the three months ended March 31, 2018, Verso made a scheduled principal payment of $4 million and a voluntary principal prepayment of $21 million on the Term Loan Facility. In addition, as a result of the excess cash flow requirement in the Term Loan Facility, Verso was obligated to fund additional principal payments during the three months ended March 31, 2018 of $21 million. The Term Loan Facility was paid in full on September 10, 2018.

On February 6, 2019, Verso Paper, as borrower, and Verso Holding entered into a second amendment to the ABL Facility, or the “ABL Amendment.” As a result of the ABL Amendment, the ABL Facility provides for revolving commitments of $350 million, with a $100 million sublimit for letters of credit and a $35 million sublimit for swingline loans. Verso Paper may request one or more incremental revolving commitments in an aggregate principal amount up to the greater of (i) $75 million and (ii) the excess of the borrowing base over the revolving facility commitments of $350 million; however, the lenders are not obligated to increase the revolving commitments upon any such request. Availability under the ABL Facility is subject to customary borrowing conditions. The ABL Facility will mature on February 6, 2024.

As a result of the ABL Amendment, outstanding borrowings under the ABL Facility bear interest at an annual rate equal to, at the option of Verso Paper, either (i) a customary London interbank offered rate plus an applicable margin ranging from 1.25% to 1.75% or (ii) a customary base rate plus an applicable margin ranging from 0.25% to 0.75%, determined based upon the average excess availability under the ABL Facility. Verso Paper also is required to pay a commitment fee for the unused portion of the ABL Facility of 0.25% per year, based upon the average revolver usage under the ABL Facility.

All obligations under the ABL Facility are unconditionally guaranteed by Verso Holding and certain of the subsidiaries of Verso Paper. The security interest with respect to the ABL Facility consists of a first-priority lien on certain assets of Verso Paper, Verso Holding and the other guarantor subsidiaries, including accounts receivable, inventory, certain deposit accounts, securities accounts and commodities accounts.

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

The amount of borrowings and letters of credit available to Verso pursuant to the ABL Facility is limited to the lesser of $350 million or an amount determined pursuant to a borrowing base ($344 million as of March 31, 2019). As of March 31, 2019, the outstanding balance of the ABL Facility was $45 million, with $35 million issued in letters of credit and $264 million available for future borrowings, and the weighted-average interest rate on outstanding borrowings was 4.19%.

Amounts included in interest expense (inclusive of amounts capitalized) and amounts of cash interest payments related to long-term debt for the periods presented are as follows:

	Three Months	Three Months
	Ended	Ended
(Dollars in millions)	March 31, 2018	March 31, 2019
Interest expense(1)	$6	$1
Cash interest paid	5	1
Debt issuance cost and discount amortization(2)	6	—
(1) Represents interest expense incurred on the Credit Facilities, exclusive of amortization of debt issuance cost and discount and inclusive of amounts capitalized. See Note 4 for additional information on capitalized interest costs.
(2) Amortization of debt issuance cost and original issue discount, including the accelerated amortization associated with the early extinguishment of the Term Loan Facility, are included in Interest expense on the Unaudited Condensed Consolidated Statements of Operations and in amortization of debt issuance cost and discount on the Unaudited Condensed Consolidated Statements of Cash Flows.

7. EARNINGS PER SHARE

The following table provides a reconciliation of basic and diluted income (loss) per common share:

	Three Months	Three Months
	Ended	Ended
	March 31, 2018	March 31, 2019
Net income (loss) available to common shareholders (in millions)	$(2)	$36
Weighted average common shares outstanding - basic (in thousands)	34,465	34,484
Dilutive shares from stock awards (in thousands)	—	741
Weighted average common shares outstanding - diluted (in thousands)	34,465	35,225
Basic income (loss) per share	$(0.06)	$1.05
Diluted income (loss) per share	$(0.06)	$1.03

As a result of the net loss from continuing operations for the three months ended March 31, 2018, 1.4 million restricted stock units as of March 31, 2018 were excluded from the calculation of diluted earnings per share as their inclusion would be anti-dilutive. As of March 31, 2019, Verso has 1.8 million warrants outstanding at an exercise price of $27.86 (see Note 9). As a result of the exercise price of the warrants exceeding the average market price of Verso’s common stock during the three months ended March 31, 2018 and 2019, 1.8 million warrants as of March 31, 2018 and March 31, 2019 were excluded from the calculations of diluted earnings per share as their inclusion would be anti-dilutive. No dividends were declared or paid in the periods presented.

8.  RETIREMENT BENEFITS

The following table summarizes the components of net periodic pension cost for the periods presented:

	Three Months	Three Months
	Ended	Ended
(Dollars in millions)	March 31, 2018	March 31, 2019
Service cost	$1	$1
Interest cost	15	16
Expected return on plan assets	(18)	(17)
Net periodic pension cost (income)	$(2)	$—

Verso makes contributions to fund retirement benefits on an actuarially-determined basis, generally equal to the minimum amounts required by the Employee Retirement Income Security Act. Verso made contributions to the pension plans of $6 million and $8 million during the three months ended March 31, 2018 and March 31, 2019, respectively. Verso expects to make additional cash contributions of at least $29 million to the pension plans in the remainder of 2019.

9. EQUITY

Equity Awards

On March 28, 2019, Verso granted 0.2 million time-based restricted stock units to its executives and certain senior managers. The compensation committee also granted 0.2 million additional performance-based restricted stock units on March 28, 2019. The performance awards vest at December 31, 2021 subject to a comparison of annualized total shareholder return (“TSR”) of Verso to a select group of peer companies over a 3-year period. The vesting criteria of the performance awards meet the definition of a market condition for accounting purposes. The full grant date value of the performance awards will be recognized over the remaining vesting period provided that the employee is employed continuously to the vesting date. The number of shares which will ultimately vest at the vesting date ranges from 50% to 150% based on Verso stock performance relative to the peer group if Verso TSR is at least 5% during the performance period. The compensation expense associated with these awards was determined using the Monte Carlo valuation methodology.

Verso recognized equity award expense of $1 million and $2 million for the three months ended March 31, 2018 and March 31, 2019, respectively. As of March 31, 2019, there was approximately $17 million of unrecognized compensation cost related to the 1.6 million non-vested restricted stock units, which is expected to be recognized over the weighted average period of 2.0 years.

Time-based Restricted Stock Units

Changes to non-vested time-based restricted stock units for the three months ended March 31, 2019 were as follows:

	Restricted Stock	Weighted Average
	Units	Grant Date
Shares (in thousands)	Outstanding	Fair Value
Non-vested at December 31, 2018	678	$10.04
Granted	171	21.05
Vested	—	—
Forfeited	(6)	16.87
Non-vested at March 31, 2019	843	12.23

Performance-based Restricted Stock Units

Changes to non-vested performance-based restricted stock units for the three months ended March 31, 2019 were as follows:

	Restricted Stock	Weighted Average
	Units	Grant Date
Shares (in thousands)	Outstanding	Fair Value
Non-vested at December 31, 2018	638	$22.26
Granted	171	16.21
Vested	—	—
Forfeited	(6)	18.22
Non-vested at March 31, 2019	803	21.00
In April 2019, Verso recognized equity award expense of $3 million for the accelerated vesting of 233 thousand performance-based restricted stock units and 108 thousand time-based restricted stock units, net of cancellation of 124 thousand time-based restricted stock units, pursuant to a separation agreement, dated April 11, 2019, with the former Chief Executive Officer (see Note 11 for more information).

Warrants

On July 15, 2016, warrants to purchase up to an aggregate of 1.8 million shares of Class A common stock were issued to holders of first-lien secured debt at an exercise price of $27.86 per share and a seven-year term. As of March 31, 2019, no warrants have been exercised.

10. COMMITMENTS AND CONTINGENCIES

Represented Employees — Approximately 70% of Verso’s hourly workforce is represented by unions. On February 28, 2019, the United Steelworkers, or “USW,” represented employees at four Verso sites, voted to ratify a new Master Labor Agreement, or the “Agreement,” covering five USW locals. The Agreement, which was effective on March 1, 2019, will run for a period of three years with staggered expiration dates at each of the affected sites. In addition, two smaller local unions (the International Brotherhood of Electrical Workers and the International Brotherhood of Teamsters) at two of the mill locations also signed and will participate in the Agreement. In connection with the negotiations and ratification of the Agreement during the three months ended March 31, 2019, Verso recognized $6 million of expense for signing bonuses and for the settlement of various work arrangement issues, to represented employees covered by the Agreement, which was reported in cost of products sold. Verso continues to negotiate with four smaller trade unions at two of the sites while continuing to work under the terms and conditions of their expired agreements.

General Litigation — Verso is involved from time to time in legal proceedings incidental to the conduct of its business. While any proceeding or litigation has the element of uncertainty, Verso believes that the outcome of any of these lawsuits or claims that are pending or threatened or all of them combined (other than those that cannot be assessed due to their preliminary nature) will not have a material effect on the Unaudited Condensed Consolidated Financial Statements.

11. SUBSEQUENT EVENT

Departure of Chief Executive Officer

Effective as of April 5, 2019, B. Christopher DiSantis ceased being Chief Executive Officer and a member of Verso’s Board of Directors. In connection with Mr. DiSantis’ departure from Verso, Verso entered into a Separation Agreement and General Release with Mr. DiSantis (the “Separation Agreement”), dated April 11, 2019, consistent with Mr. DiSantis’ employment contract. Pursuant to the Separation Agreement, Mr. DiSantis agreed to release certain claims he may have against Verso and other released parties and will receive certain payments from Verso, including (i) accrued obligations (as defined in Mr. DiSantis’ employment contract); (ii) a severance payment equal to 25 months base salary, in the total amount of $1,804,687.50 (minus applicable taxes, withholdings, and deductions); (iii) a prorated portion of Mr. DiSantis’ bonus for fiscal year 2019, if any, payable at such time as bonuses are generally paid to senior executives of Verso; (iv) a monthly amount, equal to the current Verso-paid portion of any premiums (grossed up for income taxes) for Mr. DiSantis’ existing healthcare coverage and for Mr. DiSantis’ cost of COBRA continuation coverage for up to a maximum of 18 months; and (v) vesting of 341,174 of Mr. DiSantis’ unvested stock units.

Appointment of Interim Chief Executive Officer

On and effective as of April 5, 2019, the Board of Directors appointed Leslie T. Lederer as Interim Chief Executive Officer of Verso.

Closure of Luke Mill

On April 30, 2019, Verso announced that it will permanently shut down its paper mill in Luke, Maryland in response to the continuing decline in customer demand for the grades of coated freesheet paper produced at the Luke Mill, along with rising input costs, a significant influx of imports and rising compliance costs and infrastructure challenges associated with recent environmental regulation changes. Verso is expected to complete the shutdown and closure of the Luke Mill by June 30, 2019. The shutdown of the Luke Mill will reduce Verso’s coated freesheet production capacity by approximately 450,000 tons, reducing total annual paper production capacity to approximately 2.7 million tons.

The permanent shutdown of the Luke Mill will result in the elimination of jobs, impacting approximately 675 employees at the Luke Mill. Verso estimates that the closure of the Luke Mill will result in pre-tax cash charges for severance, benefits and other shutdown activities of approximately $25 million to $35 million to be recorded in 2019. These estimated cash charges consist of approximately $15 million to $20 million in severance and benefit costs to be recorded in the second quarter ending June 30, 2019, and approximately $10 million to $15 million in other shutdown costs to be recorded in 2019. In connection with the permanent shutdown of the Luke Mill, Verso determined that a reduction in the useful lives of property, plant and equipment and related replacement parts and other supplies at the Luke Mill will be necessary and expects to recognize non-cash charges of approximately $95 million to $115 million for accelerated depreciation and impairment charges in the second quarter ending June 30, 2019.

Costs associated with closure activities are based on currently available information and reflect management’s best estimates; accordingly, actual cash costs and non-cash charges and their timing may differ from those stated above.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are the leading North American producer of coated papers, which are used primarily in commercial print, magazines, catalogs, high-end advertising brochures and annual reports, among other media and marketing publications. We produce a wide range of products, ranging from coated freesheet and coated groundwood, to specialty papers, packaging papers, inkjet and digital papers, supercalendered papers and uncoated freesheet. We also produce and sell bleached and unbleached market kraft pulp, which is used to manufacture printing and writing paper grades, specialty paper grades, tissue, containerboard, bag and other products.

We operate fourteen paper machines at seven mills located in Maine, Maryland, Michigan, Minnesota and Wisconsin with a total annual production capacity of approximately 3,080,000 tons of paper.

Recent Developments

Departure of Chief Executive Officer and Appointment of Interim Chief Executive Officer

On April 5, 2019, B. Christopher DiSantis ceased being our Chief Executive Officer and a member of the Board of Directors and the Board of Directors appointed Leslie T. Lederer as our Interim Chief Executive Officer. Our Board of Directors intends to undertake a robust succession process to find a successor for Mr. DiSantis, including a search process that will include internal and external candidates.

Mill Closure

On April 30, 2019, we announced that we will permanently shut down our paper mill in Luke, Maryland by June 30, 2019, impacting approximately 675 employees at the Luke Mill. The shutdown of the Luke Mill will reduce our coated freesheet production capacity by approximately 450,000 tons, reducing total annual paper production capacity to approximately 2.7 million tons. We estimate that the closure of the Luke Mill will result in pre-tax cash charges for severance, benefits and other shutdown activities of approximately $25 million to $35 million to be recorded in 2019. These estimated cash charges consist of approximately $15 million to $20 million in severance and benefit costs to be recorded in the second quarter ending June 30, 2019, and approximately $10 million to $15 million in other shutdown costs to be recorded in 2019. In connection with the permanent shutdown of the Luke Mill, we determined that a reduction in the useful lives of property, plant and equipment and related replacement parts and other supplies at the Luke Mill will be necessary and expect to recognize non-cash charges of approximately $95 million to $115 million for accelerated depreciation and impairment charges in the second quarter ending June 30, 2019.

Results of Operations

The following table sets forth the historical results of operations of Verso for the periods indicated below. The following discussion of our financial condition and results of operations should be read in conjunction with our Unaudited Condensed Consolidated Financial Statements and notes thereto included elsewhere in this quarterly report.

Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018

	Three Months	Three Months
	Ended	Ended	Three Months
(Dollars in millions)	March 31, 2018	March 31, 2019	$ Change
Net sales	$639	$639	$—
Costs and expenses:
Cost of products sold (exclusive of depreciation and amortization)	581	549	(32)
Depreciation and amortization	27	28	1
Selling, general and administrative expenses	25	24	(1)
Restructuring charges	1	—	(1)
Other operating (income) expense	—	1	1
Operating income (loss)	5	37	32
Interest expense	11	1	(10)
Other (income) expense	(4)	(1)	3
Income (loss) before income taxes	(2)	37	39
Income tax expense	—	1	1
Net income (loss)	$(2)	$36	$38

Net sales. Net sales for the three months ended March 31, 2019 were flat compared to the three months ended March 31, 2018 as price and product mix offset declines in sales volume. Total company sales volume was down from 722 thousand tons during the three months ended March 31, 2018, to 665 thousand tons during the same period of the current year, driven by general softening of demand and increased imports for graphic papers, partially offset by an increase in specialty papers and packaging papers.

Operating income.  Operating income was $37 million for the three months ended March 31, 2019, an increase of $32 million when compared to operating income of $5 million for the three months ended March 31, 2018.

Our operating results for the three months ended March 31, 2019 were positively impacted by:

•	Favorable average net selling price and product mix ($50 million).

•
Lower planned major maintenance costs ($4 million), primarily because of timing of major maintenance performed at our Luke Mill during the three months ended March 31, 2018, which was not performed during the three months ended March 31, 2019.

•	Lower freight costs ($1 million).

•
Lower Selling, general and administrative expenses ($1 million). As a percentage of Net sales, Selling, general and administrative expenses were 3.8% for the three months ended March 31, 2019 and 3.9% for the three months ended March 31, 2018.

These positive impacts on Operating income were partially offset by:

•	A decrease in sales volume ($5 million) driven by a decline in graphic paper sales, partially offset by an increase in specialty paper, packaging paper and pulp sales.

•	Higher input costs ($13 million) driven by inflation of chemicals, wood fiber and purchased pulp, partially offset by favorable weather impacts on energy.

•
Higher operating expenses ($5 million) driven primarily by union ratification expense for signing bonuses and for the settlement of various work arrangement issues, partially offset by improved operational performance of our mill system. In 2018, we experienced a significant production issue as a result of a boiler failure at our Luke Mill, combined with a simultaneous weather event and depletion of fuel used to generate steam throughout the mill. This event had an impact of approximately $4 million on the results of the three months ended March 31, 2018.

Interest expense.  Interest expense for the three months ended March 31, 2019 decreased $10 million compared to the three months ended March 31, 2018. Interest expense for the three months ended March 31, 2018 includes $4 million in non-cash accelerated amortization of debt issuance cost and discount associated with the voluntary principal prepayments and excess cash flow payments on our prior Term Loan Facility (as defined below). The remaining decrease in interest expense resulted from the reduction in amounts outstanding under the ABL Facility (as defined below) and the payoff of our prior Term Loan Facility on September 10, 2018.

Other (income) expense.  Other (income) expense for the three months ended March 31, 2019 and March 31, 2018 include income of $1 million and $3 million, respectively, associated with the non-operating components of net periodic pension cost (income).

Reconciliation of Net Income (Loss) to EBITDA and Adjusted EBITDA

EBITDA consists of earnings before interest, taxes, depreciation and amortization. Adjusted EBITDA reflects adjustments to EBITDA to eliminate the impact of certain items that we do not consider to be indicative of our ongoing performance. We use EBITDA and Adjusted EBITDA as a way of evaluating our performance relative to that of our peers and to assess compliance with our credit facilities. We believe that EBITDA and Adjusted EBITDA are non-GAAP operating performance measures commonly used in our industry that provide investors and analysts with measures of ongoing operating results, unaffected by differences in capital structures, capital investment cycles and ages of related assets among otherwise comparable companies.

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

The following table reconciles Net income (loss) to EBITDA and Adjusted EBITDA for the periods presented:

	Three Months	Three Months
	Ended	Ended
(Dollars in millions)	March 31, 2018	March 31, 2019
Net income (loss)	$(2)	$36
Income tax expense	—	1
Interest expense	11	1
Depreciation and amortization	27	28
EBITDA	$36	$66
Adjustments to EBITDA:
Restructuring charges (1)	1	—
Non-cash equity award compensation (2)	1	2
(Gain) loss on sale or disposal of assets	—	1
Strategic initiatives (3)	2	—
Other items, net (4)	1	—
Adjusted EBITDA	$41	$69
(1) Charges primarily associated with the closure of the Wickliffe Mill.
(2) Amortization of non-cash incentive compensation.
(3) Professional fees and other charges associated with the prior strategic alternatives initiative.
(4) For 2018, legal settlement gain associated with prior closed mill and miscellaneous other non-recurring adjustments.

Liquidity and Capital Resources

Our principal cash requirements include ongoing operating costs for working capital needs, capital expenditures for maintenance and strategic investments and pension contributions. While changes in these ongoing operating costs can impact operating cash generation, we believe that our planning and strategies on pricing and cost control have resulted in our improved cash flows from operations in recent years. We also utilize factoring of accounts receivable from time to time (for example, quick pay programs sponsored by customers) as an alternative source of funds when cost is favorable to our ABL Facility or due to other considerations. We believe our cash and cash equivalents at March 31, 2019, future cash generated from operations and, to the extent necessary, the availability under our ABL Facility, will be sufficient to meet these needs for at least the next twelve months.

As of March 31, 2019, we had cash and cash equivalents of $6 million while the outstanding balance of the ABL Facility was $45 million, with $35 million in letters of credit issued and $264 million available for future borrowings.

During the three months ended March 31, 2018, we made $46 million in principal payments on our prior Term Loan Facility, consisting of a $4 million scheduled payment, a $21 million voluntary principal prepayment and a $21 million required principal payment as a result of the excess cash flow requirement. Our prior Term Loan Facility was repaid in full on September 10, 2018.

Our cash flows from operating, investing and financing activities, as reflected on the Unaudited Condensed Consolidated Statements of Cash Flows, are summarized in the following table:

	Three Months	Three Months
	Ended	Ended
(Dollars in millions)	March 31, 2018	March 31, 2019
Net cash provided by (used in):
Operating activities	$8	$(46)
Investing activities	(14)	(18)
Financing activities	6	44
Change in Cash and cash equivalents and restricted cash	$—	$(20)

Operating Activities

Our operating cash flow requirements are primarily for salaries and benefits, the purchase of raw materials including wood fiber, chemicals and energy, and other expenses such as maintenance and warehousing costs. For the three months ended March 31, 2019, net cash used in operating activities of $46 million primarily reflects net income of $36 million and non-cash depreciation and amortization of $28 million, more than offset by $106 million in net cash used for working capital related changes as we built inventory, mostly at our Luke Mill, due to seasonality and declining demand, and $8 million in pension plan contributions. For the three months ended March 31, 2018, net cash provided by operating activities of $8 million primarily reflects non-cash depreciation and amortization of $27 million, partially offset by a net loss of $2 million and net cash used for working capital related changes of $16 million. The net cash used in working capital was primarily attributable to increases in accounts receivable, raw materials inventory levels and payments that reduced our accrued liabilities, partially offset by an increase in accounts payable and a decrease in finished goods inventory levels, as a result of productions issues experienced during the three months ended March 31, 2018.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2019 and March 31, 2018 consisted of capital expenditures of $18 million and $14 million, respectively. For the three months ended March 31, 2018, $1 million of the capital expenditures related to the upgrade of the previously shuttered No. 3 paper machine at our Androscoggin Mill.

Our capital expenditures for the three months ended June 30, 2019 are expected to be between $32 million and $35 million.

Financing Activities

For the three months ended March 31, 2019, net cash used in financing activities reflects $45 million of net borrowings on our ABL Facility, partially offset by $1 million in debt issuance costs related to the ABL Amendment (defined below). For the three months ended March 31, 2018, net cash provided by financing activities of $6 million, primarily reflects $52 million of net borrowings on our ABL Facility, partially offset by $46 million of payments on our prior Term Loan Facility.

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

On February 6, 2019, Verso Paper, as borrower, and Verso Holding entered into a second amendment to the ABL Facility, or the “ABL Amendment.” As a result of the ABL Amendment, the ABL Facility provides for revolving commitments of $350 million, with a $100 million sublimit for letters of credit and a $35 million sublimit for swingline loans. Verso Paper may request one or more incremental revolving commitments in an aggregate principal amount up to the greater of (i) $75 million or (ii) the excess of the borrowing base over the revolving facility commitments of $350 million; however, the lenders are not obligated to increase the revolving commitments upon any such request. Availability under the ABL Facility is subject to customary borrowing conditions. The ABL Facility will mature on February 6, 2024. As of March 31, 2019, the outstanding balance of the ABL Facility was $45 million, with $35 million issued in letters of credit and $264 million available for future borrowings. The weighted-average interest rate on outstanding borrowings was 4.19%.

As a result of the ABL Amendment, outstanding borrowings under the ABL Facility bear interest at an annual rate equal to, at the option of Verso Paper, either (i) a customary London interbank offered rate plus an applicable margin ranging from 1.25% to 1.75% or (ii) a customary base rate plus an applicable margin ranging from 0.25% to 0.75%, determined based upon the average excess availability under the ABL Facility. Verso Paper also is required to pay a commitment fee for the unused portion of the ABL Facility of 0.25% per year, based upon the average revolver usage under the ABL Facility.

All obligations under the ABL Facility are unconditionally guaranteed by Verso Holding and certain of the subsidiaries of Verso Paper. The security interest with respect to the ABL Facility consists of a first-priority lien on certain assets of Verso Paper, Verso Holding and the other guarantor subsidiaries, including accounts receivable, inventory, certain deposit accounts, securities accounts and commodities accounts.

The ABL Facility contains financial covenants requiring us, among other things, to maintain a minimum fixed charge coverage ratio in certain circumstances and a maximum total net leverage ratio. The ABL Facility also contains restrictions, among other things, and is subject to certain exceptions, on our ability to incur debt or liens, pay dividends, repurchase equity interest, prepay indebtedness, sell or dispose of assets and make investments in or merge with another company.

If Verso Paper were to violate any of the covenants under the ABL Facility and were unable to obtain a waiver, it would be considered a default after the expiration of any applicable grace period. If Verso Paper were in default under the ABL Facility, then the lenders thereunder may exercise remedies in accordance with the terms thereof. In addition, if Verso Paper were in default under the ABL Facility, no additional borrowings under the ABL Facility would be available until the default was waived or cured. The ABL Facility provides for customary events of default, including a cross-event of default provision with respect to any other existing debt instrument having an aggregate principal amount that exceeds $25 million.
As of March 31, 2019, we were in compliance with the covenants in our ABL Facility.

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

For a discussion of our critical accounting policies and estimates, see “Critical Accounting Policies” included in our Annual Report on Form 10-K for the year ended December 31, 2018, under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We have made no significant changes to our critical accounting policies and estimates from those described in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

We reach our end-users through several channels, including merchants, brokers, printers and direct sales to end-users. We sell our products to approximately 300 customers. During the three months ended March 31, 2019, our largest customer, Veritiv Corporation, accounted for approximately 17% of our net sales.

Interest Rates

Borrowings under our ABL Facility bear interest at a variable rate based on LIBOR or a customary base rate plus an applicable margin in each case. Assuming the principal amount outstanding under the ABL Facility remains unchanged, a 100-basis point increase in quoted interest rates on our outstanding floating-rate debt as of March 31, 2019, would cause an estimated increase in interest expense of less than $1 million per year. While we may enter into agreements limiting our exposure to higher interest rates, any such agreements may not offer complete protection from this risk.

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

Wood Fiber.  We source our wood fiber from a broad group of timberland and sawmill owners located in the regions around our mills. Our cost to purchase wood is affected directly by the market price of wood in our regional markets and indirectly by the effect of higher fuel cost of logging and transportation of timber to our facilities. While we have fiber supply agreements in place that ensure delivery of a substantial portion of our wood requirements, purchases under these agreements are typically at market rates.

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

Energy.  We produce a significant portion of our energy needs for our paper mills from sources such as waste wood, waste water, hydroelectric facilities, liquid biomass from our pulping process and internal energy cogeneration facilities. Our external energy purchases vary across each of our mills and include fuel oil, natural gas, coal and electricity. Our overall energy expenditures are mitigated by our internal energy production capacity and ability to switch between certain energy sources. The use of derivative contracts is also considered as part of our risk management strategy to manage our exposure to market fluctuations in energy prices.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in reports that we file and submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2019. Based upon this evaluation, and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2019.

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2019, we implemented a lease accounting system and related controls to facilitate adoption of the new lease accounting standard effective January 1, 2019. Other than this change, there has been no change in our internal control over financial reporting during the three months ended March 31, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

We are involved from time to time in legal proceedings incidental to the conduct of our business. While any proceeding or litigation has the element of uncertainty, we believe that the outcome of any of these lawsuits or claims that are pending or threatened or all of them combined (other than those that cannot be assessed due to their preliminary nature) will not have a material effect on the Unaudited Condensed Consolidated Financial Statements.

ITEM 1A.   RISK FACTORS

For a detailed discussion of risk factors affecting us, see “Part I – Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018.
ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no repurchases of equity securities by Verso in the first quarter of 2019.

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

10.1
Second Amendment to Credit Agreement, dated as of February 6, 2019, among Verso Holding LLC, Verso Paper Holding LLC, each of the other loan parties party thereto, the lenders party thereto, and Wells Fargo Bank, National Association, as administrative agent.(5)

10.2	Employment Agreement, dated as of April 5, 2019, between Verso Corporation and Leslie T. Lederer.(6)

10.3	Restrictive Covenant Agreement, dated as of April 5, 2019, between Verso Corporation and Leslie T. Lederer.(7)

10.4	Separation Agreement and Release, dated April 11, 2019, between Verso Corporation and B. Christopher DiSantis.(8)

31.1	Certification of Principal Executive Officer of Verso Corporation pursuant to Rule 13a-14(a) under Securities Exchange Act of 1934.

31.2	Certification of Principal Financial Officer of Verso Corporation pursuant to Rule 13a-14(a) under Securities Exchange Act of 1934.

32.1
Certification of Principal Executive Officer of Verso Corporation pursuant to Rule 13a-14(b) under Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code.(9)

32.2
Certification of Principal Financial Officer of Verso Corporation pursuant to Rule 13a-14(b) under Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code.(9)

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

______________________

(1)	Incorporated herein by reference to Exhibit 3.1 to Verso Corporation’s Registration Statement on Form 8-A filed with the SEC on July 15, 2016.

(2)	Incorporated herein by reference to Exhibit 3.2 to Verso Corporation’s Registration Statement on Form 8-A filed with the SEC on July 15, 2016.

(3)	Incorporated herein by reference to Exhibit 4.1 to Verso Corporation’s Current Report on Form 8‑K filed with the SEC on July 19, 2016.

(4)	Incorporated herein by reference to Exhibit 10.4 to Verso Corporation’s Current Report on Form 8‑K filed with the SEC on July 19, 2016.

(5)	Incorporated herein by reference to Exhibit 10.1 to Verso Corporation’s Current Report on Form 8‑K filed with the SEC on February 11, 2019.

(6)	Incorporated herein by reference to Exhibit 10.1 to Verso Corporation’s Current Report on Form 8‑K filed with the SEC on April 11, 2019.

(7)	Incorporated herein by reference to Annex A of Exhibit 10.1 to Verso Corporation’s Current Report on Form 8‑K filed with the SEC on April 11, 2019.
(8)       Incorporated herein by reference to Exhibit 10.1 to Verso Corporation’s Amendment No. 1 to Annual Report on Form 10‑K/A filed with the SEC on April 30, 2019.

(9)	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 8, 2019
VERSO CORPORATION

	By:	/s/ Leslie T. Lederer
Leslie T. Lederer Interim Chief Executive Officer (Principal Executive Officer)

By:	/s/ Allen J. Campbell
Allen J. Campbell Senior Vice President and Chief Financial Officer (Principal Financial Officer)