Form 10-Q
period 2019-06-30
Verso Corp
filed 2019-08-08
CIK 1421182

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

001-34056
(Commission File Number)
VERSO CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	75-3217389
(State of Incorporation or Organization)	(IRS Employer Identification Number)
8540 Gander Creek Drive
Miamisburg, Ohio 45342
(Address, including zip code, of principal executive offices)
(877) 855-7243
(Registrant’s telephone number, including area code)
_____________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, par value $0.01 per share	VRS	New York Stock Exchange
Rights to Purchase Series A Junior Participating Preferred Stock, par value $0.01 per share	N/A	New York Stock Exchange

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act: ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes ☑ No
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. ☑ Yes ☐ No

As of July 31, 2019, Verso Corporation had 34,691,315 shares of Class A common stock, par value $0.01 per share, outstanding.

Entity Names and Organization

In this report, the terms “Verso,” “the Company,” “we,” “us” and “our” refer to Verso Corporation, which is the ultimate parent entity and the issuer of Class A common stock listed on the New York Stock Exchange, and its consolidated subsidiaries. In December 2016, Verso Corporation completed a consolidation and reorganization of its subsidiaries, or the “Internal Reorganization.” After the Internal Reorganization, Verso is the sole member of Verso Holding LLC, which is the sole member of Verso Paper Holding LLC. As used in this report, the term “Verso Holding” refers to Verso Holding LLC, and the term “Verso Paper” refers to Verso Paper Holding LLC. Prior to the Internal Reorganization, Verso was the sole member of Verso Paper Finance Holdings One LLC, which was the sole member of Verso Paper Finance Holdings LLC, which was the sole member of Verso Paper Holdings LLC. The term “VPH” refers to Verso Paper Holdings LLC. As a result of the Internal Reorganization, VPH no longer exists.

Forward-Looking Statements

In this quarterly report, all statements that are not purely historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or “Securities Act,” and Section 21E of the Securities Exchange Act of 1934, as amended, or “Exchange Act.” Forward-looking statements may be identified by the words “believe,” “expect,” “anticipate,” “project,” “plan,” “estimate,” “intend” and other similar expressions. They include, for example, statements relating to our business and operating outlook; assessment of market conditions; and the growth potential of the industry in which we operate. Forward-looking statements are based on currently available business, economic, financial and other information and reflect management’s current beliefs, expectations and views with respect to future developments and their potential effects on us. Actual results could vary materially depending on risks and uncertainties that may affect us and our business. The following factors, among others, could cause actual results to differ from those set forth in the forward-looking statements: the long-term structural decline and general softening of demand facing the paper industry; our exploration of strategic alternatives, including the possible sale or merger of our entire company; our adoption of a limited duration stockholder rights plan and its ability to delay or discourage a merger, tender offer or change of control; our ability to attract and integrate a permanent Chief Executive Officer; developments in alternative media, which have and are expected to continue to adversely affect the demand for some of our key products, and the effectiveness of our responses to these developments; intense competition in the paper manufacturing industry; our dependence on a small number of customers for a significant portion of our business; any additional closure and other restructuring costs; our limited ability to control the pricing of our products or pass through increases in our costs to our customers; changes in the costs of raw materials and purchased energy; negative publicity, even if unjustified; any failure to comply with environmental or other laws or regulations, even if inadvertent; legal proceedings or disputes; any labor disputes; and the potential risks and uncertainties described in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2018, Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II, Item 1A, “Risk Factors” of this Quarterly Report on Form 10-Q as such disclosures may be amended, supplemented or superseded from time to time by other reports we file with the Securities and Exchange Commission, including subsequent annual reports on Form 10-K and quarterly reports on Form 10-Q. We assume no obligation to update any forward-looking statement made in this Quarterly Report to reflect subsequent events or circumstances or actual outcomes.

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

VERSO CORPORATION
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,
(Dollars in millions, except per share amounts)	2018	2019
ASSETS
Current assets:
Cash and cash equivalents	$26	$6
Accounts receivable, net	197	188
Inventories	398	459
Prepaid expenses and other assets	12	7
Total current assets	633	660
Property, plant and equipment, net	1,016	930
Intangibles and other assets, net	50	69
Total assets	$1,699	$1,659
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$215	$210
Accrued and other liabilities	118	108
Current maturities of long-term debt and finance leases	—	1
Total current liabilities	333	319
Long-term debt and finance leases	—	50
Pension benefit obligation	428	411
Other long-term liabilities	32	44
Total liabilities	793	824
Commitments and contingencies (Note 11)
Equity:
Preferred stock -- par value $0.01 (50,000,000 shares authorized, no shares issued)	—	—
Common stock -- par value $0.01 (210,000,000 Class A shares authorized with 34,569,917 shares issued and 34,484,093 outstanding on December 31, 2018 and 34,911,091 shares issued and 34,673,085 outstanding on June 30, 2019; 40,000,000 Class B shares authorized with no shares issued and outstanding on December 31, 2018 and June 30, 2019)	—	—
Treasury stock -- at cost (85,824 shares on December 31, 2018 and 238,006 shares on June 30, 2019)	(2)	(5)
Paid-in-capital	686	694
Retained earnings	102	26
Accumulated other comprehensive income	120	120
Total equity	906	835
Total liabilities and equity	$1,699	$1,659
See notes to Unaudited Condensed Consolidated Financial Statements.

VERSO CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
(Dollars in millions, except per share amounts)	June 30, 2018	June 30, 2019	June 30, 2018	June 30, 2019
Net sales	$644	$602	$1,283	$1,241
Costs and expenses:
Cost of products sold (exclusive of depreciation and amortization)	581	540	1,162	1,089
Depreciation and amortization	28	104	55	132
Selling, general and administrative expenses	28	29	53	53
Restructuring charges	1	40	2	40
Other operating (income) expense	2	1	2	2
Operating income (loss)	4	(112)	9	(75)
Interest expense	6	1	17	2
Other (income) expense	(3)	(1)	(7)	(2)
Income (loss) before income taxes	1	(112)	(1)	(75)
Income tax expense	—	—	—	1
Net income (loss)	$1	$(112)	$(1)	$(76)
Income (loss) per common share:
Basic	$0.03	$(3.23)	$(0.03)	$(2.19)
Diluted	0.03	(3.23)	(0.03)	(2.19)
Weighted average common shares outstanding (in thousands)
Basic	34,506	34,626	34,486	34,555
Diluted	34,829	34,626	34,486	34,555
See notes to Unaudited Condensed Consolidated Financial Statements.

VERSO CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
(Dollars in millions)	June 30, 2018	June 30, 2019	June 30, 2018	June 30, 2019
Net income (loss)	$1	$(112)	$(1)	$(76)
Other comprehensive income (loss), net of tax:
Defined benefit pension/other postretirement plans:
Amortization of net actuarial loss	—	—	1	—
Other comprehensive income (loss), net of tax	—	—	1	—
Comprehensive income (loss)	$1	$(112)	$—	$(76)
See notes to Unaudited Condensed Consolidated Financial Statements.

VERSO CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

	Class A		Class B					Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity (Deficit)
(Dollars in millions, shares in thousands)	Common Shares	Common Stock	Common Shares	Common Stock	Treasury Shares	Treasury Stock	Paid-in-Capital
Balance - March 31, 2018	34,317	$—	147	$—	9	$—	$677	$(71)	$140	$746
Net income (loss)	—	—	—	—	—	—	—	1	—	1
Common stock issued for restricted stock	80	—	—	—	—	—	—	—	—	—
Class B stock converted to Class A stock	147	—	(147)	—	—	—	—	—	—	—
Equity award expense	—	—	—	—	—	—	3	—	—	3
Balance - June 30, 2018	34,544	$—	—	$—	9	$—	$680	$(70)	$140	$750

Balance - March 31, 2019	34,570	$—	—	$—	86	$(2)	$688	$138	$120	$944
Net income (loss)	—	—	—	—	—	—	—	(112)	—	(112)
Treasury shares	—	—	—	—	152	(3)	—	—	—	(3)
Common stock issued for restricted stock	341	—	—	—	—	—	—	—	—	—
Equity award expense	—	—	—	—	—	—	6	—	—	6
Balance - June 30, 2019	34,911	$—	—	$—	238	$(5)	$694	$26	$120	$835

Balance - December 31, 2017	34,173	$—	291	$—	9	$—	$676	$(62)	$132	$746
Net income (loss)	—	—	—	—	—	—	—	(1)	—	(1)
Other comprehensive income (loss), net	—	—	—	—	—	—	—	—	1	1
Common stock issued for restricted stock	80	—	—	—	—	—	—	—	—	—
Class B stock converted to Class A stock	291	—	(291)	—	—	—	—	—	—	—
Equity award expense	—	—	—	—	—	—	4	—	—	4
Reclassification of stranded tax effects (ASU 2018-02)	—	—	—	—	—	—	—	(7)	7	—
Balance - June 30, 2018	34,544	$—	—	$—	9	$—	$680	$(70)	$140	$750

Balance - December 31, 2018	34,570	$—	—	$—	86	$(2)	$686	$102	$120	$906
Net income (loss)	—	—	—	—	—	—	—	(76)	—	(76)
Treasury shares	—	—	—	—	152	(3)	—	—	—	(3)
Common stock issued for restricted stock	341	—	—	—	—	—	—	—	—	—
Equity award expense	—	—	—	—	—	—	8	—	—	8
Balance - June 30, 2019	34,911	$—	—	$—	238	$(5)	$694	$26	$120	$835
See notes to Unaudited Condensed Consolidated Financial Statements.

VERSO CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months	Six Months
	Ended	Ended
(Dollars in millions)	June 30, 2018	June 30, 2019
Cash Flows From Operating Activities:
Net income (loss)	$(1)	$(76)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	55	132
Noncash restructuring charges	—	18
Net periodic pension cost (income)	(3)	—
Pension plan contributions	(14)	(16)
Amortization of debt issuance cost and discount	7	1
Equity award expense	4	8
(Gain) loss on sale or disposal of assets	—	1
Deferred taxes	—	1
Changes in assets and liabilities:
Accounts receivable, net	(7)	8
Inventories	12	(69)
Prepaid expenses and other assets	1	2
Accounts payable	41	(14)
Accrued and other liabilities	(20)	(19)
Net cash provided by (used in) operating activities	75	(23)
Cash Flows From Investing Activities:
Capital expenditures	(38)	(39)
Net cash provided by (used in) investing activities	(38)	(39)
Cash Flows From Financing Activities:
Borrowings on ABL Facility	228	278
Payments on ABL Facility	(213)	(231)
Payments on Term Loan Facility	(51)	—
Acquisition of treasury stock	—	(3)
Debt issuance costs	—	(1)
Net cash provided by (used in) financing activities	(36)	43
Change in Cash and cash equivalents and restricted cash	1	(19)
Cash and cash equivalents and restricted cash at beginning of period	9	28
Cash and cash equivalents and restricted cash at end of period	$10	$9
Noncash investing and financing activities:
Right-of-use assets recorded upon adoption of ASC 842	$—	$24
Right-of-use assets obtained in exchange for new finance lease liabilities	—	6
Right-of-use assets obtained in exchange for new capitalized operating lease liabilities	—	2
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

Basis of Presentation — This report contains the Unaudited Condensed Consolidated Financial Statements of Verso as of December 31, 2018 and June 30, 2019 and for the three months and six months ended June 30, 2018 and June 30, 2019. The December 31, 2018 Unaudited Condensed Consolidated Balance Sheet data was derived from audited financial statements, but it does not include all disclosures required annually by accounting principles generally accepted in the United States of America, or “GAAP.” In Verso’s opinion, the Unaudited Condensed Consolidated Financial Statements include all adjustments that are necessary for the fair presentation of Verso’s respective financial conditions, results of operations and cash flows for the interim periods presented. Except as disclosed in the notes to the Unaudited Condensed Consolidated Financial Statements, such adjustments are of a normal, recurring nature. Variable interest entities for which Verso is the primary beneficiary are consolidated. Intercompany balances and transactions are eliminated in consolidation. The results of operations and cash flows for the interim periods presented may not necessarily be indicative of full-year results. It is suggested that these financial statements be read in conjunction with the audited consolidated financial statements and notes thereto of Verso contained in its Annual Report on Form 10-K for the year ended December 31, 2018.

2.  RECENT ACCOUNTING PRONOUNCEMENTS

Accounting Guidance Adopted in 2019
ASC Topic 842, Leases. Verso adopted Accounting Standards Codification, or “ASC,” 842, Leases, on January 1, 2019. Verso elected the package of practical expedients under the transition provisions of the new standard including not reassessing lease classification or whether expired or existing contracts contain leases and not revaluing initial direct costs for existing leases. Verso elected not to adopt the hindsight practical expedient. Verso elected to apply the optional transition method provided by Accounting Standards Update, or “ASU,” 2018-11, which allows entities to continue to apply the legacy guidance under ASC 840, including its disclosure requirements, in the comparative periods presented in the year of adoption. Verso established a project team to evaluate and implement the new standard and its policies and procedures related to accounting for right-of-use assets, related liabilities and related income and expense, including implementation of a new system to track such leases. These policies and procedures modify contract review controls to consider the new criteria for determining whether a contract is or contains a lease, specifically to clarify the definition of a lease and align with the control concept. The most significant impact of the new standard for Verso was recording the right-of-use assets and related liabilities on the balance sheet for its operating leases. The new standard requires that fixed payments, probable amounts the lessee will owe under a residual value guarantee and certain other payments be included in the valuation of these right-of-use assets and related liabilities. Variable payments are excluded from the calculation unless they are based on an index or rate. The adoption of this new standard resulted in an adjustment to recognize $24 million in right-of-use assets and related liabilities on the Unaudited Condensed Consolidated Balance Sheet associated with Verso’s leases at January 1, 2019. The impact to the Unaudited Condensed Consolidated Statements of Operations and Unaudited Condensed Consolidated Statements of Cash Flows was de minimis (see Note 5).

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

ASC Topic 326, Financial Instruments – Credit Losses. In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This guidance replaces the current incurred loss impairment method with a method that reflects expected credit losses. This guidance is effective for annual reporting periods beginning after December 15, 2019, including interim periods within those fiscal years. Adoption of this standard is through a cumulative-effect adjustment to retained earnings as of the effective date. Verso is currently evaluating the impact of this guidance.

3. REVENUE RECOGNITION

The following table presents the revenues disaggregated by product included on the Unaudited Condensed Consolidated Statements of Operations:

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
(Dollars in millions)	June 30, 2018	June 30, 2019	June 30, 2018	June 30, 2019
Graphic papers	$423	$356	$844	$744
Specialty papers	180	192	355	386
Packaging papers	14	23	28	47
Pulp	27	31	56	64
Total Net sales	$644	$602	$1,283	$1,241
The following table presents the revenue disaggregated by sales channel included on the Unaudited Condensed Consolidated Statements of Operations:

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
(Dollars in millions)	June 30, 2018	June 30, 2019	June 30, 2018	June 30, 2019
Direct sales	$359	$374	$716	$766
Merchant sales	246	189	488	401
Broker sales	39	39	79	74
Total Net sales	$644	$602	$1,283	$1,241

4. SUPPLEMENTAL FINANCIAL STATEMENT INFORMATION

Restricted Cash — As of December 31, 2018 and June 30, 2019, $2 million and $3 million, respectively, of restricted cash was included in Intangibles and other assets, net on the Unaudited Condensed Consolidated Balance Sheets primarily related to asset retirement obligations in the state of Michigan. These cash deposits are required by the state and may only be used for the future closure of a landfill. As of June 30, 2018 and June 30, 2019, Cash and cash equivalents on the Unaudited Condensed Consolidated Statements of Cash Flows each include restricted cash of $3 million.

Inventories — The following table summarizes inventories by major category:

	December 31,	June 30,
(Dollars in millions)	2018	2019
Raw materials	$88	$85
Work-in-process	56	52
Finished goods	225	294
Replacement parts and other supplies	29	28
Inventories	$398	$459

Property, plant and equipment — Depreciation expense for the three months and six months ended June 30, 2018 was $26 million and $52 million, respectively. Depreciation expense for the three months and six months ended June 30, 2019 was $102 million and $129 million, respectively. Depreciation expense for the three months ended June 30, 2019 includes $76 million in accelerated depreciation associated with the closure of the Luke Mill (see Note 10).

Interest costs capitalized for the three months and six months ended June 30, 2018 and the three months and six months ended June 30, 2019 were each $1 million. Capital expenditures unpaid as of June 30, 2018 and June 30, 2019 were $8 million and $16 million, respectively.

5. LEASES

Verso adopted ASC 842, Leases, on January 1, 2019. Verso leases certain office space, warehouses, vehicles and equipment under operating leases and certain equipment under finance leases. Leases with an initial term of 12 months or less, including any renewal options which are not reasonably certain of exercise in 12 months or less, are not recorded on the Unaudited Condensed Consolidated Balance Sheet. Verso recognizes lease expense for these leases on a straight line basis over the lease term. Certain assets include renewal terms that generally range from 1 month to 1 year. Certain warehouse leases include only a payment for space utilized, not based on an index or rate, and are therefore not used in the valuation of the right-of-use asset and lease obligations. The lease agreements do not include residual value guarantees and do not contain any restrictions or covenants.

The following table details right-of-use assets and associated obligations for operating and finance leases included in the Unaudited Condensed Consolidated Balance Sheet as of June 30, 2019.

		June 30,
(Dollars in millions)	Classification	2019
Assets:
Operating lease assets	Intangibles and other assets, net	$20
Finance lease assets	Property, plant and equipment, net(1)	6
Total leased assets		$26
Liabilities
Current liabilities:
Operating	Accrued and other liabilities	$10
Finance	Current maturities of long-term debt and finance leases	1
Non-current liabilities:
Operating	Other long-term liabilities	9
Finance	Long-term debt and finance leases	5
Total lease liabilities		$25
(1) Finance lease assets are recorded net of accumulated amortization.

The following table details the costs associated with leasing transactions included on the Unaudited Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2019.

		Three Months	Six Months
		Ended	Ended
(Dollars in millions)	Classification	June 30, 2019	June 30, 2019
Operating lease cost	Cost of products sold (exclusive of depreciation and amortization)	$3	$5
Operating lease cost	Selling, general and administrative expenses	—	1
Variable lease cost	Cost of products sold (exclusive of depreciation and amortization)	2	4
Short term lease cost	Cost of products sold (exclusive of depreciation and amortization)	1	2
Finance lease cost:
Amortization of leased assets	Depreciation and amortization	—	—
Interest on lease liabilities	Interest expense	—	—
Net lease cost		$6	$12

The following table details the future lease payments associated with leases commenced as of June 30, 2019, including amounts for any renewal options that Verso has determined are reasonably certain to be exercised.

	Operating	Finance
(Dollars in millions)	Leases(1)	Leases	Total
2019 (remaining)	$5	$1	$6
2020	8	2	10
2021	4	1	5
2022	2	2	4
2023	1	1	2
Thereafter	—	—	—
Total lease payments	$20	$7	$27
Interest expense	(1)	(1)	(2)
Present value of lease liabilities	$19	$6	$25
(1) Operating lease payments include $3 million related to options to extend lease terms that Verso has determined are reasonably certain of being exercised.

The following table represents the future minimum rental payments due under non-cancelable operating leases that have initial or remaining lease terms in excess of one year, as of December 31, 2018. Amounts are based on ASC 840, Leases, that was superseded upon Verso’s adoption of ASC 842, Leases, on January 1, 2019 (see Note 2).

December 31,
(Dollars in millions)	2018
2019	$6
2020	5
2021	2
2022	1
2023	—
Thereafter	—
Total	$14

The following assumptions were used to determine the right-of-use assets and obligations associated with Verso’s leases as of June 30, 2019. Verso uses its incremental borrowing rate to value the right-of-use asset and related obligations.

June 30,
2019
Weighted-average remaining lease term (years):
Operating leases	2.4
Finance leases	4.7
Weighted-average discount rate:
Operating leases	4.3%
Finance leases	4.0%

The following table provides additional cash flow details associated with leases included in the Unaudited Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2019.

Six Months
Ended
(Dollars in millions)	June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows related to operating leases	$6
Operating cash flows related to finance leases	—
Financing cash flows related to finance leases	—

6.  DEBT

The following table summarizes debt:

		December 31,	June 30,
(Dollars in millions)	Maturity	2018	2019
ABL Facility	2/6/2024	$—	$47
Unamortized debt issuance costs, net		—	(2)
Total Long-term debt		$—	$45

As of June 30, 2019, the fair value of Verso’s total debt outstanding was $47 million.

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

During the six months ended June 30, 2018, Verso made scheduled principal payments of $9 million and a voluntary principal prepayment of $21 million on the Term Loan Facility. In addition, as a result of the excess cash flow requirement in the Term Loan Facility, Verso was obligated to fund additional principal payments during the six months ended June 30, 2018 of $21 million. The Term Loan Facility was paid in full on September 10, 2018.

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

The ABL Facility contains financial covenants requiring Verso, among other things, to maintain a minimum fixed charge coverage ratio in certain circumstances and a maximum total net leverage ratio. The ABL Facility also contains restrictions, among other things and subject to certain exceptions, on Verso’s ability to incur debt or liens, pay cash dividends, repurchase equity interest, prepay indebtedness, sell or dispose of assets and make investments in or merge with another company.

The amount of borrowings and letters of credit available to Verso pursuant to the ABL Facility is limited to the lesser of $350 million or an amount determined pursuant to a borrowing base ($344 million as of June 30, 2019). As of June 30, 2019, the outstanding balance of the ABL Facility was $47 million, with $36 million issued in letters of credit and $261 million available for future borrowings, and the weighted-average interest rate on outstanding borrowings was 4.17%.

Amounts included in interest expense (inclusive of amounts capitalized) and amounts of cash interest payments related to long-term debt for the periods presented are as follows:

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
(Dollars in millions)	June 30, 2018	June 30, 2019	June 30, 2018	June 30, 2019
Interest expense(1)	$5	$1	$11	$2
Cash interest paid	6	1	11	2
Debt issuance cost and discount amortization(2)	1	1	7	1

(1) Represents interest expense incurred on the Credit Facilities, exclusive of amortization of debt issuance cost and discount and inclusive of amounts capitalized. See Note 4 for additional information on capitalized interest costs.
(2) Amortization of debt issuance cost and original issue discount, including accelerated amortization associated with the early extinguishment of the Term Loan Facility and the ABL Amendment, are included in Interest expense on the Unaudited Condensed Consolidated Statements of Operations and in Amortization of debt issuance cost and discount on the Unaudited Condensed Consolidated Statements of Cash Flows.

7. EARNINGS PER SHARE

The following table provides a reconciliation of basic and diluted income (loss) per common share:

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2018	June 30, 2019	June 30, 2018	June 30, 2019
Net income (loss) available to common shareholders (in millions)	$1	$(112)	$(1)	$(76)
Weighted average common shares outstanding - basic (in thousands)	34,506	34,626	34,486	34,555
Dilutive shares from stock awards (in thousands)	323	—	—	—
Weighted average common shares outstanding - diluted (in thousands)	34,829	34,626	34,486	34,555
Basic income (loss) per share	$0.03	$(3.23)	$(0.03)	$(2.19)
Diluted income (loss) per share	$0.03	$(3.23)	$(0.03)	$(2.19)

As a result of the net loss from continuing operations for the six months ended June 30, 2018 and the three and six months ended June 30, 2019, 1.3 million restricted stock units as of June 30, 2018 and 1.2 million restricted stock units as of June 30, 2019 were excluded from the calculation of diluted earnings per share as their inclusion would be anti-dilutive. As of June 30, 2019, Verso has 1.8 million warrants outstanding at an exercise price of $27.86 (see Note 9). As a result of the exercise price of the warrants exceeding the average market price of Verso’s common stock during the three and six months ended June 30, 2018 and 2019, 1.8 million warrants as of June 30, 2018 and June 30, 2019 were excluded from the calculations of diluted earnings per share as their inclusion would be anti-dilutive. There were no cash dividends declared or paid in the periods presented and therefore no dilutive effect. See Note 9 for details on the non-cash dividend declared on June 17, 2019 related to the stockholder rights plan.

8.  RETIREMENT BENEFITS

The following table summarizes the components of net periodic pension cost for the periods presented:

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
(Dollars in millions)	June 30, 2018	June 30, 2019	June 30, 2018	June 30, 2019
Service cost	$2	$1	$3	$2
Interest cost	15	16	30	32
Expected return on plan assets	(18)	(17)	(36)	(34)
Net periodic pension cost (income)	$(1)	$—	$(3)	$—

Verso makes contributions to fund retirement benefits on an actuarially-determined basis, generally equal to the minimum amounts required by the Employee Retirement Income Security Act. Verso made contributions to the pension plan of $8 million and $14 million during the three and six months ended June 30, 2018, respectively, and $8 million and $16 million during the three and six months ended June 30, 2019, respectively. Verso expects to make additional cash contributions of at least $21 million to the pension plan in the remainder of 2019.

9. EQUITY

Equity Awards

On March 28, 2019, Verso granted 0.2 million time-based restricted stock units and 0.2 million performance-based restricted stock units to its executives and certain senior managers. The performance awards vest at December 31, 2021, subject to a comparison of annualized total shareholder return, or “TSR,” of Verso to a select group of peer companies over a 3-year period. The vesting criteria of the performance awards meet the definition of a market condition for accounting purposes. The full grant date value of the performance awards will be recognized over the remaining vesting period assuming that the employee is employed continuously to the vesting date. The number of shares which will ultimately vest at the vesting date ranges from 50% to 150% based on Verso stock performance relative to the peer group if Verso TSR is at least 5% during the performance period. The compensation expense associated with these performance awards was determined using the Monte Carlo valuation methodology.

On April 5, 2019, Verso granted 68 thousand restricted stock units to its interim Chief Executive Officer of which 10% are time-based and 90% are performance-based. The performance-based restricted stock units meet the criteria of a performance condition for accounting purposes and vest upon a change in control.

Verso recognized equity award expense of $3 million and $4 million for the three and six months ended June 30, 2018, respectively, and $6 million and $8 million for the three and six months ended June 30, 2019, respectively. Equity award expense for the three and six months ended June 30, 2019 includes $3 million related to the accelerated vesting of 233 thousand performance-based restricted stock units and 108 thousand time-based restricted stock units, net of cancellation of 124 thousand time-based restricted stock units, pursuant to a separation agreement, dated April 11, 2019, entered into with Verso’s former Chief Executive Officer. As of June 30, 2019, there was approximately $10 million of unrecognized compensation cost related to the 1.2 million non-vested restricted stock units, which is expected to be recognized over the weighted average period of 1.8 years.

Time-based Restricted Stock Units

Changes to non-vested time-based restricted stock units for the six months ended June 30, 2019 were as follows:

	Restricted Stock	Weighted Average
	Units	Grant Date
Shares (in thousands)	Outstanding	Fair Value
Non-vested at December 31, 2018	678	$10.04
Granted	177	21.09
Vested	(108)	12.29
Forfeited	(134)	13.69
Non-vested at June 30, 2019	613	12.05

Performance-based Restricted Stock Units

Changes to non-vested performance-based restricted stock units for the six months ended June 30, 2019 were as follows:

	Restricted Stock	Weighted Average
	Units	Grant Date
Shares (in thousands)	Outstanding	Fair Value
Non-vested at December 31, 2018	638	$22.26
Granted	232	17.77
Vested	(233)	20.92
Forfeited	(9)	17.82
Non-vested at June 30, 2019	628	21.16

Warrants

On July 15, 2016, warrants to purchase up to an aggregate of 1.8 million shares of Class A common stock were issued to holders of first-lien secured debt at an exercise price of $27.86 per share and a seven-year term. As of June 30, 2019, no warrants have been exercised.

Preferred Stock

On June 16, 2019, the Board of Directors authorized 100 thousand shares of preferred stock with a par value of $0.01 per share, designated as Series A Junior Participating Preferred Stock, or “Preferred Stock,” in conjunction with the adoption of the Rights Plan (defined below).

Stockholder Rights Plan

On June 16, 2019, the Board of Directors approved the adoption of a limited duration stockholder rights plan (the “Rights Plan”) and declared a dividend payable to stockholders of record on June 27, 2019 of one right (a “Right”) per each outstanding share of Verso’s Class A common stock to purchase one one-thousandth (subject to adjustment) of a share of Preferred Stock at a price of $75.00 per one one-thousandth of a share of Preferred Stock upon exercise of the Right (subject to adjustment). Unless and until a triggering event occurs and these Rights become exercisable, the Rights will trade with the shares of the Verso’s common stock.

The Rights will generally become exercisable only after (i) a public announcement that a person or group of related persons acquires beneficial ownership of 15% or more of Verso’s Class A common stock in a transaction not approved by the Board of Directors (such person or group of related persons, an “Acquiring Person”) or (ii) a person or group of related persons announces or commences a tender or exchange offer that would result in such person(s) becoming an Acquiring Person, unless such offer is a Qualifying Transaction (defined below). The Rights Plan expires on the earlier of (a) June 17, 2020, (b) the redemption or exchange of the Rights, (c) the determination by the Board of Directors to not pursue any strategic alternatives and (d) upon the approval by the Verso’s stockholders of any strategic transaction recommended by the Board of Directors. The Rights will not be issued if there is a “Qualifying Transaction” which satisfies the following criteria: (a) the offer is a fully financed, all-cash tender offer or an exchange offer offering shares of the offeror traded on a national securities exchange (or a combination thereof); (b) for any and all of Verso’s outstanding shares of Class A common stock; and (c) is made at the same per-share consideration for all such shares. Each holder of a Right (other than an Acquiring Person, whose Rights will become void and will not be exercisable) will have the right to receive for 50% of the market value (determined pursuant to the terms of the Rights Plan) a certain number of shares of Verso’s common stock, calculated in accordance with terms of the Rights Plan. In addition, if Verso is acquired in a merger or other business combination after an Acquiring Person acquires 15% or more of Verso’s common stock, each holder of the Right would thereafter have the right to receive for a purchase price equal to 50% of the then current market value a certain number of shares of common equity interest of the Acquiring Person that is a party to such transaction. The Acquiring Person would not be entitled to exercise these Rights.

10.  RESTRUCTURING CHARGES

Closure of Luke Mill — On April 30, 2019, Verso announced that it would permanently shut down its paper mill in Luke, Maryland in response to the continuing decline in customer demand for the grades of coated freesheet paper produced at the Luke Mill, along with rising input costs, a significant influx of imports and rising compliance costs and infrastructure challenges associated with environmental regulation. Verso completed the shutdown and closure of the Luke Mill in June 2019. The shutdown of the Luke Mill reduced Verso’s coated freesheet production capacity by approximately 450,000 tons, reducing total annual paper production capacity to approximately 2.7 million tons, and eliminated approximately 675 positions at the Luke Mill.

In connection with the announced closure of the Luke Mill, Verso recognized $76 million of accelerated depreciation which is included in Depreciation and amortization on the Unaudited Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2019.

The following table details the charges incurred related to the Luke Mill closure as included in Restructuring charges on the Unaudited Condensed Consolidated Statements of Operations:

	Three Months	Six Months
	Ended	Ended	Cumulative
(Dollars in millions)	June 30, 2019	June 30, 2019	Incurred
Property, plant and equipment, net	$10	10	$10
Severance and benefit costs	19	19	19
Write-off of spare parts and inventory	8	8	8
Other costs	3	3	3
Total restructuring costs	$40	$40	$40

The following table details the changes in the restructuring reserve liabilities related to the Luke Mill closure which are included in Accrued and other liabilities on the Unaudited Condensed Consolidated Balance Sheets:

Six Months
Ended
(Dollars in millions)	June 30, 2019
Beginning balance of reserve	$—
Severance and benefits	19
Severance and benefit payments	(5)
Other costs	3
Payments on other costs	(1)
Ending balance of reserve	$16

11. COMMITMENTS AND CONTINGENCIES

Represented Employees — As of June 30, 2019, approximately 65% of Verso’s hourly workforce is represented by unions. On February 28, 2019, the United Steelworkers, or “USW,” represented employees at four Verso sites, voted to ratify a new Master Labor Agreement, or the “Agreement,” covering five USW local branches, or approximately 80% of Verso’s hourly represented workforce as of June 30, 2019. The Agreement, which was effective on March 1, 2019, will run for a period of three years with staggered expiration dates at each of the affected sites. In addition, two smaller local unions (the International Brotherhood of Electrical Workers and the International Brotherhood of Teamsters) at two of the mill locations also signed and will participate in the Agreement. During the three months and six months ended June 30, 2019, Verso recognized zero and $6 million, respectively, of expense for signing bonuses and for the settlement of various work arrangement issues, to represented employees covered by the Agreement, which was reported in Cost of products sold on the Unaudited Condensed Consolidated Statements of Operations. Verso continues to negotiate with four smaller trade unions at two of the mill sites while continuing to work under the terms and conditions of their expired agreements.

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

We operate twelve paper machines at six mills located in Maine, Michigan, Minnesota and Wisconsin with a total annual production capacity of approximately 2.7 million tons of paper.

2019 Developments

Departure of Chief Executive Officer and Appointment of Interim Chief Executive Officer

On April 5, 2019, B. Christopher DiSantis ceased being our Chief Executive Officer and a member of the Board of Directors, and the Board of Directors appointed Leslie T. Lederer as our Interim Chief Executive Officer. Our Board of Directors has undertaken a robust succession process to find a successor for Mr. DiSantis.

Luke Mill Closure

On April 30, 2019, we announced the permanent shut down of our paper mill in Luke, Maryland in response to the continued decline in customer demand for the grades of coated freesheet paper produced at the Luke Mill, along with rising input costs, a significant influx of imports and rising compliance costs and infrastructure challenges associated with environmental regulation. As of June 30, 2019, Verso has completed the shutdown and closure of the Luke Mill. The shutdown of the Luke Mill reduced our coated freesheet production capacity by approximately 450,000 tons, reducing total annual paper production capacity to approximately 2.7 million tons, and eliminated approximately 675 positions at the Luke Mill.

Strategy

On June 13, 2019, we announced the reengagement of Houlihan Lokey Capital, Inc. as our advisor to explore strategic alternatives, and the adoption by our Board of Directors of a stockholder rights plan. See Note 9 to our Unaudited Condensed Consolidated Financial Statements included elsewhere in this report, for more information on the Rights Plan.

In a continued effort to transition from graphic papers to specialty papers, packaging papers and market pulp, we plan to invest $120 million over the next two years in capital projects at our Androscoggin Mill, Duluth Mill and Stevens Point Mill. We expect to finance this investment with cash flow generated from operations. We also plan to continue to focus on cost savings initiatives with an expected reduction in Selling, general and administrative expenses in excess of $12 million in 2020.

Results of Operations

The following table sets forth the historical results of operations of Verso for the periods indicated below. The following discussion of our financial condition and results of operations should be read in conjunction with our Unaudited Condensed Consolidated Financial Statements and notes thereto included elsewhere in this quarterly report.

Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018

	Three Months	Three Months
	Ended	Ended	Three Month
(Dollars in millions)	June 30, 2018	June 30, 2019	$ Change
Net sales	$644	$602	$(42)
Costs and expenses:
Cost of products sold (exclusive of depreciation and amortization)	581	540	(41)
Depreciation and amortization	28	104	76
Selling, general and administrative expenses	28	29	1
Restructuring charges	1	40	39
Other operating (income) expense	2	1	(1)
Operating income (loss)	4	(112)	(116)
Interest expense	6	1	(5)
Other (income) expense	(3)	(1)	2
Income (loss) before income taxes	1	(112)	(113)
Income tax expense	—	—	—
Net income (loss)	$1	$(112)	$(113)

Net sales. Net sales for the three months ended June 30, 2019 decreased by $42 million, or 7% compared to the three months ended June 30, 2018 as price/mix improvement was more than offset by declines in sales volume. Total company sales volume was down from 706 thousand tons during the three months ended June 30, 2018, to 646 thousand tons during the same period of the current year, due to continued decline of graphic paper demand by our customers, the existing customer inventory overhang and increased graphic paper imports, partially offset by an increase in sales volume of specialty papers, packaging papers and market pulp.

Operating income (loss).  Operating income (loss) was a loss of $112 million for the three months ended June 30, 2019, a decrease of $116 million when compared to operating income of $4 million for the three months ended June 30, 2018.

Our operating results for the three months ended June 30, 2019 were positively impacted by price/mix improvement of $19 million.

This positive impact on Operating income (loss) was more than offset by:

•	Lower sales volume of $11 million driven by a decline in graphic paper sales, partially offset by an increase in the sales volume of specialty paper, packaging paper and market pulp.

•	Higher input costs of $2 million driven by wood fiber and purchased pulp, partially offset by lower chemical costs and favorable weather impacts on energy costs.

•	Higher operating expenses of $7 million driven primarily by mill market downtime, partially offset by improved operational performance of our mill system.

•	Higher depreciation expense of $76 million driven by $76 million of accelerated depreciation in connection with the closure of our Luke Mill.

•
Higher Selling, general and administrative expenses of $1 million driven primarily by severance costs and equity compensation expense in connection with the former Chief Executive Officer pursuant to his employment agreement, partially offset by the impact of continued cost savings initiatives.

•	Higher restructuring costs of $39 million driven primarily by $40 million of restructuring costs in connection with the closure of our Luke Mill.

Interest expense. Interest expense for the three months ended June 30, 2019 decreased $5 million, or 83%, from the three months ended June 30, 2018 as a result of the reduction in amounts outstanding under the ABL Facility (defined below) and the repayment and termination of our Term Loan Facility (defined below) in September 2018.

Other (income) expense.  Other (income) expense for the three months ended June 30, 2019 and June 30, 2018 includes income of $1 million and $3 million, respectively, associated with the non-operating components of net periodic pension cost (income).

Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018

	Six Months	Six Months
	Ended	Ended	Six Months
(Dollars in millions)	June 30, 2018	June 30, 2019	$ Change
Net sales	$1,283	$1,241	$(42)
Costs and expenses:
Cost of products sold (exclusive of depreciation and amortization)	1,162	1,089	(73)
Depreciation and amortization	55	132	77
Selling, general and administrative expenses	53	53	—
Restructuring charges	2	40	38
Other operating (income) expense	2	2	—
Operating income (loss)	9	(75)	(84)
Interest expense	17	2	(15)
Other (income) expense	(7)	(2)	5
Income (loss) before income taxes	(1)	(75)	(74)
Income tax expense	—	1	1
Net income (loss)	$(1)	$(76)	$(75)

Net sales. Net sales for the six months ended June 30, 2019 decreased $42 million, or 3% compared to the six months ended June 30, 2018 as price/mix improvement was more than offset by declines in sales volume. Total company sales volume was down from 1,428 thousand tons during the six months ended June 30, 2018, to 1,311 thousand tons during the same period of the current year, due to continued decline of graphic paper demand by our customers, the existing customer inventory overhang and increased imports for graphic papers, partially offset by an increase in sales volume of specialty papers, packaging papers and market pulp.

Operating income (loss).  Operating income (loss) was a loss of $75 million for the six months ended June 30, 2019, a decrease of $84 million when compared to operating income of $9 million for the six months ended June 30, 2018.

Our operating results for the six months ended June 30, 2019 were positively impacted by:

•	Improved price/mix of $69 million.

•
Lower planned major maintenance costs of $4 million, primarily driven by major maintenance performed at our Luke Mill during the six months ended June 30, 2018, which was not performed during the six months ended June 30, 2019.

•	Lower freight costs of $1 million.

These positive impacts on Operating income (loss) were more than offset by:

•	Lower sales volume of $16 million driven by a decline in graphic paper sales, partially offset by an increase in the sales volume of specialty paper, packaging paper and market pulp.

•	Higher input costs of $15 million driven by higher costs of chemicals, wood fiber and purchased pulp, partially offset by favorable weather impacts on energy costs.

•
Higher operating expenses of $12 million driven primarily by mill market downtime and union ratification expense for signing bonuses and for the settlement of various work arrangement issues, partially offset by improved operational performance of our mill system.

•	Higher depreciation expense of $77 million driven primarily by $76 million of accelerated depreciation in connection with the announced closure of our Luke Mill.

•	Higher restructuring costs of $38 million driven primarily by $40 million of restructuring costs in connection with the announced closure of our Luke Mill.

Interest expense.  Interest expense for the six months ended June 30, 2019 decreased $15 million compared to the six months ended June 30, 2018. Interest expense for the six months ended June 30, 2018 includes $4 million in non-cash accelerated amortization of debt issuance cost and discount associated with the voluntary principal prepayments and excess cash flow payments on our Term Loan Facility. The remaining decrease in interest expense resulted from the reduction in amounts outstanding under the ABL Facility and the repayment and termination of our Term Loan Facility in September 2018.

Other (income) expense.  Other (income) expense for the six months ended June 30, 2019 and June 30, 2018 includes income of $2 million and $7 million, respectively, associated with the non-operating components of net periodic pension cost (income).

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

The following table reconciles Net income (loss) to EBITDA and Adjusted EBITDA for the periods presented:

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
(Dollars in millions)	June 30, 2018	June 30, 2019	June 30, 2018	June 30, 2019
Net income (loss)	$1	$(112)	$(1)	$(76)
Income tax expense	—	—	—	1
Interest expense	6	1	17	2
Depreciation and amortization	28	104	55	132
EBITDA	$35	$(7)	$71	$59
Adjustments to EBITDA:
Restructuring charges (1)	1	40	2	40
Luke Mill post-closure costs (2)	—	1	—	1
Non-cash equity award compensation (3)	3	6	4	8
(Gain) loss on sale or disposal of assets	—	—	—	1
Androscoggin PM No. 3 startup costs (4)	7	—	7	—
Post-reorganization costs (5)	2	—	2	—
Strategic initiatives costs (6)	3	1	5	1
Other severance costs (7)	—	2	—	2
Other items, net (8)	—	1	1	1
Adjusted EBITDA	$51	$44	$92	$113
(1) For 2018, charges are primarily associated with the closure of the Wickliffe Mill. For 2019, charges are primarily associated with the closure of the Luke Mill.
(2) Costs incurred after production ceased at the Luke Mill that are not associated with product sales or restructuring activities.
(3) Amortization of non-cash incentive compensation.
(4) Costs incurred in connection with the upgrade of previously shuttered No. 3 paper machine and pulp line at the Androscoggin Mill.
(5) Fees associated with our prior Chapter 11 cases.
(6) Professional fees and other charges associated with strategic alternatives initiative.
(7) Severance and related benefit costs not associated with restructuring activities.
(8) Other miscellaneous adjustments.

Liquidity and Capital Resources

Our principal cash requirements include ongoing operating costs for working capital needs, capital expenditures for maintenance and strategic investments in our mills and pension contributions. We believe our cash and cash equivalents at June 30, 2019, future cash generated from operations and, to the extent necessary, the availability under our ABL Facility, will be sufficient to meet these needs for at least the next twelve months. While changes in ongoing operating costs can impact operating cash generation, we believe that our planning and strategies on pricing and cost control have resulted in our improved liquidity in recent years. We also utilize factoring of accounts receivable from time to time (for example, quick pay programs sponsored by customers) as an alternative source of funds when cost is favorable to our ABL Facility or due to other considerations.

As of June 30, 2019, we had cash and cash equivalents of $6 million while the outstanding balance of the ABL Facility was $47 million, with $36 million in letters of credit issued and $261 million available for future borrowings.

During the six months ended June 30, 2018, we made payments on our Term Loan Facility consisting of $9 million in scheduled principal payments, a $21 million voluntary principal prepayment and a $21 million required principal payment as a result of the excess cash flow requirement. Our Term Loan Facility was repaid in full in September 2018.

Our cash flows from operating, investing and financing activities, as reflected on the Unaudited Condensed Consolidated Statements of Cash Flows, are summarized in the following table:

	Six Months	Six Months
	Ended	Ended
(Dollars in millions)	June 30, 2018	June 30, 2019
Net cash provided by (used in):
Operating activities	$75	$(23)
Investing activities	(38)	(39)
Financing activities	(36)	43
Change in Cash and cash equivalents and Restricted cash	$1	$(19)

Operating Activities

Our operating cash flow requirements are primarily for salaries and benefits, the purchase of raw materials including wood fiber, chemicals and energy, and other expenses such as maintenance and warehousing costs. For the six months ended June 30, 2019, net cash used in operating activities of $23 million primarily reflects a net loss of $76 million, net cash used for working capital related changes of $92 million and pension plan contributions of $16 million, partially offset by non-cash depreciation and amortization of $132 million, non-cash restructuring charges of $18 million related to the closure of our Luke Mill and equity award expense of $8 million. The net cash used for working capital related changes was primarily attributable to increases in finished goods inventory levels, mostly at our Luke Mill, due to seasonality and declining demand, and payments that reduced our accounts payable and accrued liabilities. For the six months ended June 30, 2018, net cash provided by operating activities of $75 million primarily reflects non-cash depreciation and amortization of $55 million and net cash provided from working capital related changes of $27 million, partially offset by pension plan contributions of $14 million. The net cash provided by working capital was primarily attributable to reductions in finished goods inventory levels and an increase in accounts payable, partially offset by payments that reduced our accrued liabilities.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2019 and June 30, 2018 consisted of capital expenditures of $39 million and $38 million, respectively. Capital expenditures for the six months ended June 30, 2018 include $9 million related to the upgrade of the previously shuttered No. 3 paper machine at our Androscoggin Mill.

Our capital expenditures for the three months ended September 30, 2019 are expected to be between $34 million and $38 million.

Financing Activities

For the six months ended June 30, 2019, net cash provided by financing activities reflects $47 million of net borrowings on our ABL Facility, partially offset by $3 million for the acquisition of treasury stock, primarily associated with the accelerated vesting of restricted stock units pursuant to a separation agreement with our former Chief Executive Officer (see Note 9 to our Unaudited Condensed Consolidated Financial Statements included elsewhere in this report), and $1 million in debt issuance costs related to the ABL Amendment (defined below). For the six months ended June 30, 2018, net cash used in financing activities of $36 million, primarily reflects $51 million of payments on the Term Loan Facility, partially offset by $15 million of net borrowings on our ABL Facility.

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

On September 10, 2018, Verso repaid all of the loans under the Term Loan Facility and the Term Loan Facility was terminated.

On February 6, 2019, Verso Paper, as borrower, and Verso Holding entered into a second amendment to the ABL Facility, or the “ABL Amendment.” As a result of the ABL Amendment, the ABL Facility provides for revolving commitments of $350 million, with a $100 million sublimit for letters of credit and a $35 million sublimit for swingline loans. Verso Paper may request one or more incremental revolving commitments in an aggregate principal amount up to the greater of (i) $75 million or (ii) the excess of the borrowing base over the revolving facility commitments of $350 million; however, the lenders are not obligated to increase the revolving commitments upon any such request. Availability under the ABL Facility is subject to customary borrowing conditions. The ABL Facility will mature on February 6, 2024. As of June 30, 2019, the outstanding balance of the ABL Facility was $47 million with $36 million issued in letters of credit and $261 million available for future borrowings. The weighted-average interest rate on outstanding borrowings was 4.17%.

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

The ABL Facility contains financial covenants requiring us, among other things, to maintain a minimum fixed charge coverage ratio in certain circumstances and a maximum total net leverage ratio. The ABL Facility also contains restrictions, among other things, and is subject to certain exceptions, on our ability to incur debt or liens, pay cash dividends, repurchase equity interest, prepay indebtedness, sell or dispose of assets and make investments in or merge with another company.

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
As of June 30, 2019, we were in compliance with the covenants in our ABL Facility.

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

Paper Prices

Our sales, which we report net of rebates, allowances and discounts, are a function of the number of tons of paper that we sell and the price at which we sell our paper. Paper prices historically have been a function of macroeconomic factors that influence supply and demand, and have been substantially more variable than volume and can change significantly over relatively short time periods. Price is also subject to volatility due to fluctuations in foreign exchange rates of the U.S. dollar relative to other currencies, especially the euro, which can lead to lower average sales price realization.

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

We reach our end-users through several channels, including merchants, brokers, printers and direct sales to end-users. We sell our products to approximately 300 customers. During the six months ended June 30, 2019, our largest customer, Veritiv Corporation, accounted for approximately 16% of our net sales.

Interest Rates

Borrowings under our ABL Facility bear interest at a variable rate based on LIBOR or a customary base rate plus an applicable margin in each case. Assuming the principal amount outstanding under the ABL Facility remains unchanged, a 100-basis point increase in quoted interest rates on our outstanding floating-rate debt as of June 30, 2019, would cause an estimated increase in interest expense of less than $1 million per year. While we may enter into agreements limiting our exposure to higher interest rates, any such agreements may not offer complete protection from this risk.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in reports that we file and submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to management, including our Interim Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Our management, with the participation of our Interim Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2019. Based upon this evaluation, and subject to the foregoing, our Interim Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2019.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended June 30, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.   RISK FACTORS

Except as set forth below, there have been no material changes to the risk factors disclosed in “Part I - Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018.

Our board of directors has adopted a limited duration stockholder rights plan, which could delay or discourage a merger, tender offer, or assumption of control of the Company not approved by our board of directors.

On June 16, 2019, our Board of Directors approved the adoption of a limited duration stockholder rights plan (the “Rights Plan”) with an ownership trigger threshold of 15%. The Rights Plan will expire on the earliest to occur of (i) June 17, 2020, (ii) the redemption or exchange of the Rights (defined below), (iii) determination by our Board of Directors to not pursue any strategic transaction of, by or involving the Company, as determined by our Board of Directors, including a merger, joint venture, partnership, business combination, recapitalization, sale, distribution, transfer or other disposition or acquisition of assets or equity interests of the Company, or (iv) the approval of any merger or other acquisition transaction involving the Company or other strategic transaction (as determined by our board of directors) by the requisite stockholders. In connection with the Rights Plan, our Board of Directors declared a dividend of one preferred share purchase right (a “Right”) for each outstanding share of Class A Common Stock, par value $0.01 per share, of the Company (the “Class A Common Stock”) and Class B Common Stock, par value $0.01 per share (the “Class B Common Stock,” and together with the Class A Common Stock, the “Common Stock”) to the stockholders of record at the close of business on June 27, 2019. Upon certain triggering events, each Right entitles the registered holder to purchase from the Company one one-thousandth of a share of Series A Junior Participating Preferred Stock, par value $0.01 per share, of the Company (the “Preferred Stock”) at a price of  $75.00 per one one-thousandth of a share of Preferred Stock (the “Purchase Price”), subject to adjustment.

In the event that any person or group of affiliated or associated persons acquires beneficial ownership of 15% or more of the Common Stock other than as a result of repurchases of Common Stock by the Company, the exercise of any option, warrants, rights or similar interests (including restricted stock) granted by the Company to its directors, officers and employees, receipt of Common Stock from the estate of a deceased person via a will or charitable trust created by the decedent for estate planning purposes or certain inadvertent acquisitions (an “Acquiring Person”), each holder of a Right, other than Rights beneficially owned by the Acquiring Person (which will thereupon become void), will thereafter have the right to receive upon exercise of a Right that number of shares of Common Stock having a market value of two times the Purchase Price of the Right.

In the event that, after a person or group has become an Acquiring Person, the Company is acquired in a merger or other business combination transaction or 50% or more of its consolidated assets or earning power are sold, proper provisions will be made so that each holder of a Right (other than Rights beneficially owned by an Acquiring Person which will have become void) will thereafter have the right to receive upon the exercise of a Right that number of shares of common stock of the person with whom the Company has engaged in the foregoing transaction (or its parent) that at the time of such transaction have a market value of two times the Purchase Price of the Right.

The Rights Plan is intended to enable all of our stockholders to realize the long term value of their investment in the Company and to protect the Company and its stockholders from actions of third-parties by reducing the likelihood that any person or group take control of the Company while it is conducting its strategic alternatives process so that it can maximize the likelihood of a successful outcome. The Rights Plan could delay or discourage a merger, joint venture, partnership, business combination, recapitalization, sale, distribution, transfer or other disposition or acquisition of assets or equity interests of the Company that is not approved by our Board of Directors, even if such a transaction would be beneficial to our stockholders. These deterrents could adversely affect the price of the Company’s common stock.

We cannot assure you that our exploration of strategic alternatives will result in a transaction or that any such transaction would be successful, and the process of exploring strategic alternatives or its conclusion could adversely impact our business and our stock price.

In June 2019, we announced the reengagement of Houlihan Lokey Capital, Inc. to assist us in identifying and evaluating a range of potential strategic alternatives, including a possible merger, joint venture, partnership, business combination, stock repurchase, recapitalization, sale, distribution, transfer or other disposition or acquisition of assets or equity interest. This strategic alternatives process is ongoing. There can be no assurances that the strategic alternatives process will result in the announcement or consummation of any strategic transaction, or that any resulting plans or transactions will yield additional value for shareholders. Any potential transaction would be dependent on a number of factors that may be beyond our control, including, among other things, market conditions, industry trends, the interest of third parties in a potential transaction with Verso and the availability of financing to potential buyers on reasonable terms.

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

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In April 2019, we repurchased 148,343 shares of Verso common stock at an average price of $21.96 per share to meet participant tax withholding obligations on restricted stock units that vested during the quarter.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.   MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.   OTHER INFORMATION

Not applicable.

ITEM 6.   EXHIBITS

The following exhibits are included with this report:

Exhibit Number	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation of Verso Corporation.(1)

3.2	Amended and Restated Bylaws of Verso Corporation.(2)

3.3	Certificate of Designation of Series A Junior Participating Preferred Stock of Verso Corporation.(3)

4.1	Form of specimen Class A Common Stock certificate.(4)

4.2	Form of specimen Warrant certificate.(5)

4.3
Rights Agreement, dated as of June 17, 2019, by and between Verso Corporation and Computershare Trust Company, N.A., as rights agent, which includes the form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Shares of Preferred Stock of Verso Corporation as Exhibit C.(6)

4.4	Form of Rights certificate.(7)

10.1	Employment Agreement, dated as of April 5, 2019, between Verso Corporation and Leslie T. Lederer.(8)

10.2	Restrictive Covenant Agreement, dated as of April 5, 2019, between Verso Corporation and Leslie T. Lederer.(9)

10.3	Separation Agreement and Release, dated April 11, 2019, between Verso Corporation and B. Christopher DiSantis.(10)

31.1	Certification of Principal Executive Officer of Verso Corporation pursuant to Rule 13a-14(a) under Securities Exchange Act of 1934.

31.2	Certification of Principal Financial Officer of Verso Corporation pursuant to Rule 13a-14(a) under Securities Exchange Act of 1934.

32.1
Certification of Principal Executive Officer of Verso Corporation pursuant to Rule 13a-14(b) under Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code.(11)

32.2
Certification of Principal Financial Officer of Verso Corporation pursuant to Rule 13a-14(b) under Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code.(11)

101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

______________________

(1)	Incorporated herein by reference to Exhibit 3.1 to Verso Corporation’s Registration Statement on Form 8-A filed with the SEC on July 15, 2016.

(2)	Incorporated herein by reference to Exhibit 3.2 to Verso Corporation’s Registration Statement on Form 8-A filed with the SEC on July 15, 2016.

(3)	Incorporated herein by reference to Exhibit 3.1 to Verso Corporation’s Current Report on Form 8-K filed with the SEC on June 20, 2019.

(4)	Incorporated herein by reference to Exhibit 4.1 to Verso Corporation’s Current Report on Form 8‑K filed with the SEC on July 19, 2016.

(5)	Incorporated herein by reference to Exhibit 10.4 to Verso Corporation’s Current Report on Form 8‑K filed with the SEC on July 19, 2016.

(6)	Incorporated herein by reference to Exhibit 4.1 to Verso Corporation’s Current Report on Form 8-K filed with the SEC on June 20, 2019.

(7)	Incorporated herein by reference to Exhibit 4.2 to Verso Corporation’s Current Report on Form 8-K filed with the SEC on June 20, 2019.

(8)	Incorporated herein by reference to Exhibit 10.1 to Verso Corporation’s Current Report on Form 8‑K filed with the SEC on April 11, 2019.

(9)	Incorporated herein by reference to Annex A of Exhibit 10.1 to Verso Corporation’s Current Report on Form 8‑K filed with the SEC on April 11, 2019.
(10)     Incorporated herein by reference to Exhibit 10.1 to Verso Corporation’s Amendment No. 1 to Annual Report on Form 10‑K/A filed with the SEC on April 30, 2019.

(11)	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 8, 2019
VERSO CORPORATION

	By:	/s/ Leslie T. Lederer
Leslie T. Lederer Interim Chief Executive Officer (Principal Executive Officer)

By:	/s/ Allen J. Campbell
Allen J. Campbell Senior Vice President and Chief Financial Officer (Principal Financial Officer)