Form 10-Q
period 2019-09-30
Verso Corp
filed 2019-11-12
CIK 1421182

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act: ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes ☑ No
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. ☑ Yes ☐ No

As of October 31, 2019, Verso Corporation had 34,704,367 shares of Class A common stock, par value $0.01 per share, outstanding.

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

Forward-Looking Statements

In this quarterly report, all statements that are not purely historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or “Securities Act,” and Section 21E of the Securities Exchange Act of 1934, as amended, or “Exchange Act.” Forward-looking statements may be identified by the words “believe,” “expect,” “anticipate,” “project,” “plan,” “estimate,” “intend” and other similar expressions. They include, for example, statements relating to our business and operating outlook; assessment of market conditions; and the growth potential of the industry in which we operate. Forward-looking statements are based on currently available business, economic, financial and other information and reflect management’s current beliefs, expectations and views with respect to future developments and their potential effects on us. Actual results could vary materially depending on risks and uncertainties that may affect us and our business. The following factors, among others, could cause actual results to differ from those set forth in the forward-looking statements: the long-term structural decline and general softening of demand facing the paper industry; our exploration of strategic alternatives, including the possible sale or merger of our entire company or a material portion of our business and our ability to consummate any such strategic transactions, including the proposed sale of Verso’s Androscoggin and Stevens Point mills; the ability to obtain stockholder approval for such transaction; the risk that we may be unable to obtain governmental and regulatory approvals required for the transaction, or required governmental and regulatory approvals may delay the transaction or result in the imposition of conditions that could cause the parties to abandon the transaction; the risk that an event, change or other circumstances could give rise to the termination of the transaction; the risk that a condition to closing of the transaction may not be satisfied; the timing to consummate the proposed transaction; the risk that any announcement relating to the transaction could have adverse effects on the market price of Verso’s common stock; the risk of litigation related to the proposed transaction; the risk of disruption from the proposed transaction making it more difficult to maintain relationships with customers, employees or suppliers; the diversion of management time on transaction-related issues; our adoption of a limited duration stockholder rights plan and its ability to delay or discourage a merger, tender offer or change of control; negative effects of a proxy contest and the actions of activist stockholders; our ability to attract and integrate a permanent Chief Executive Officer; developments in alternative media, which have and are expected to continue to adversely affect the demand for some of our key products, and the effectiveness of our responses to these developments; intense competition in the paper manufacturing industry; our dependence on a small number of customers for a significant portion of our business; any additional closure and other restructuring costs; our limited ability to control the pricing of our products or pass through increases in our costs to our customers; changes in the costs of raw materials and purchased energy; negative publicity, even if unjustified; any failure to comply with environmental or other laws or regulations, even if inadvertent; legal proceedings or disputes; any labor disputes; and the potential risks and uncertainties described in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2018, Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II, Item 1A, “Risk Factors” of this Quarterly Report on Form 10-Q as such disclosures may be amended, supplemented or superseded from time to time by other reports we file with the Securities and Exchange Commission, including subsequent annual reports on Form 10-K and quarterly reports on Form 10-Q. We assume no obligation to update any forward-looking statement made in this Quarterly Report to reflect subsequent events or circumstances or actual outcomes.

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

VERSO CORPORATION
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
(Dollars in millions, except per share amounts)	2018	2019
ASSETS
Current assets:
Cash and cash equivalents	$26	$6
Accounts receivable, net	197	202
Inventories	398	416
Prepaid expenses and other assets	12	7
Total current assets	633	631
Property, plant and equipment, net	1,016	940
Intangibles and other assets, net	50	64
Total assets	$1,699	$1,635
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$215	$207
Accrued and other liabilities	118	101
Current maturities of long-term debt and finance leases	—	1
Total current liabilities	333	309
Long-term debt and finance leases	—	24
Pension benefit obligation	428	393
Other long-term liabilities	32	42
Total liabilities	793	768
Commitments and contingencies (Note 11)
Equity:
Preferred stock -- par value $0.01 (50,000,000 shares authorized, no shares issued)	—	—
Common stock -- par value $0.01 (210,000,000 Class A shares authorized with 34,569,917 shares issued and 34,484,093 outstanding on December 31, 2018 and 34,936,378 shares issued and 34,691,315 outstanding on September 30, 2019; 40,000,000 Class B shares authorized with no shares issued and outstanding on December 31, 2018 and September 30, 2019)	—	—
Treasury stock -- at cost (85,824 shares on December 31, 2018 and 245,063 shares on September 30, 2019)	(2)	(5)
Paid-in-capital	686	696
Retained earnings	102	56
Accumulated other comprehensive income	120	120
Total equity	906	867
Total liabilities and equity	$1,699	$1,635
See notes to Unaudited Condensed Consolidated Financial Statements.

VERSO CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
(Dollars in millions, except per share amounts)	September 30, 2018	September 30, 2019	September 30, 2018	September 30, 2019
Net sales	$704	$616	$1,987	$1,857
Costs and expenses:
Cost of products sold (exclusive of depreciation and amortization)	580	536	1,742	1,625
Depreciation and amortization	28	25	83	157
Selling, general and administrative expenses	25	23	78	76
Restructuring charges	—	4	2	44
Other operating (income) expense	(9)	—	(7)	2
Operating income (loss)	80	28	89	(47)
Interest expense	15	—	32	2
Other (income) expense	(21)	(1)	(28)	(3)
Income (loss) before income taxes	86	29	85	(46)
Income tax expense (benefit)	—	(1)	—	—
Net income (loss)	$86	$30	$85	$(46)
Income (loss) per common share:
Basic	$2.49	$0.86	$2.46	$(1.33)
Diluted	2.45	0.85	2.44	(1.33)
Weighted average common shares outstanding (in thousands)
Basic	34,562	34,686	34,511	34,599
Diluted	35,051	35,137	34,868	34,599
See notes to Unaudited Condensed Consolidated Financial Statements.

VERSO CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
(Dollars in millions)	September 30, 2018	September 30, 2019	September 30, 2018	September 30, 2019
Net income (loss)	$86	$30	$85	$(46)
Other comprehensive income (loss), net of tax:
Defined benefit pension/other postretirement plans:
Amortization of net actuarial loss	—	—	1	—
Other comprehensive income (loss), net of tax	—	—	1	—
Comprehensive income (loss)	$86	$30	$86	$(46)
See notes to Unaudited Condensed Consolidated Financial Statements.

VERSO CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

	Class A		Class B					Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity (Deficit)
(Dollars in millions, shares in thousands)	Common Shares	Common Stock	Common Shares	Common Stock	Treasury Shares	Treasury Stock	Paid-in-Capital
Balance - June 30, 2018	34,544	$—	—	$—	9	$—	$680	$(70)	$140	$750
Net income (loss)	—	—	—	—	—	—	—	86	—	86
Treasury shares	—	—	—	—	7	—	—	—	—	—
Common stock issued for restricted stock	26	—	—	—	—	—	—	—	—	—
Equity award expense	—	—	—	—	—	—	2	—	—	2
Balance - September 30, 2018	34,570	$—	—	$—	16	$—	$682	$16	$140	$838

Balance - June 30, 2019	34,911	$—	—	$—	238	$(5)	$694	$26	$120	$835
Net income (loss)	—	—	—	—	—	—	—	30	—	30
Treasury shares	—	—	—	—	7	—	—	—	—	—
Common stock issued for restricted stock	25	—	—	—	—	—	—	—	—	—
Equity award expense	—	—	—	—	—	—	2	—	—	2
Balance - September 30, 2019	34,936	$—	—	$—	245	$(5)	$696	$56	$120	$867

Balance - December 31, 2017	34,173	$—	291	$—	9	$—	$676	$(62)	$132	$746
Net income (loss)	—	—	—	—	—	—	—	85	—	85
Other comprehensive income (loss), net	—	—	—	—	—	—	—	—	1	1
Treasury shares	—	—	—	—	7	—	—	—	—	—
Common stock issued for restricted stock	106	—	—	—	—	—	—	—	—	—
Class B stock converted to Class A stock	291	—	(291)	—	—	—	—	—	—	—
Equity award expense	—	—	—	—	—	—	6	—	—	6
Reclassification of stranded tax effects (ASU 2018-02)	—	—	—	—	—	—	—	(7)	7	—
Balance - September 30, 2018	34,570	$—	—	$—	16	$—	$682	$16	$140	$838

Balance - December 31, 2018	34,570	$—	—	$—	86	$(2)	$686	$102	$120	$906
Net income (loss)	—	—	—	—	—	—	—	(46)	—	(46)
Treasury shares	—	—	—	—	159	(3)	—	—	—	(3)
Common stock issued for restricted stock	366	—	—	—	—	—	—	—	—	—
Equity award expense	—	—	—	—	—	—	10	—	—	10
Balance - September 30, 2019	34,936	$—	—	$—	245	$(5)	$696	$56	$120	$867
See notes to Unaudited Condensed Consolidated Financial Statements.

VERSO CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months	Nine Months
	Ended	Ended
(Dollars in millions)	September 30, 2018	September 30, 2019
Cash Flows From Operating Activities:
Net income (loss)	$85	$(46)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	83	157
Noncash restructuring charges	—	20
Net periodic pension cost (income)	(5)	(1)
Pension plan contributions	(35)	(34)
Amortization of debt issuance cost and discount	19	1
Equity award expense	6	10
(Gain) loss on sale or disposal of assets	(8)	—
Prepayment premium on Term Loan Facility	1	—
Changes in assets and liabilities:
Accounts receivable, net	(44)	(5)
Inventories	8	(27)
Prepaid expenses and other assets	3	4
Accounts payable	39	(14)
Accrued and other liabilities	(6)	(26)
Net cash provided by (used in) operating activities	146	39
Cash Flows From Investing Activities:
Proceeds from sale of assets	17	1
Capital expenditures	(61)	(76)
Grant proceeds from Maine Technology Institute	1	—
Net cash provided by (used in) investing activities	(43)	(75)
Cash Flows From Financing Activities:
Borrowings on ABL Facility	379	389
Payments on ABL Facility	(335)	(368)
Payments on Term Loan Facility	(146)	—
Prepayment premium on Term Loan Facility	(1)	—
Principal payment on finance lease obligations	—	(1)
Acquisition of treasury stock	—	(3)
Debt issuance costs	—	(1)
Net cash provided by (used in) financing activities	(103)	16
Change in Cash and cash equivalents and restricted cash	—	(20)
Cash and cash equivalents and restricted cash at beginning of period	9	28
Cash and cash equivalents and restricted cash at end of period	$9	$8
Noncash investing and financing activities:
Right-of-use assets recorded upon adoption of ASC 842	$—	$24
Right-of-use assets obtained in exchange for new finance lease liabilities	—	7
Right-of-use assets obtained in exchange for new capitalized operating lease liabilities	—	2
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

Basis of Presentation — This report contains the Unaudited Condensed Consolidated Financial Statements of Verso as of December 31, 2018 and September 30, 2019 and for the three and nine months ended September 30, 2018 and September 30, 2019. The December 31, 2018 Unaudited Condensed Consolidated Balance Sheet data was derived from audited financial statements, but it does not include all disclosures required annually by accounting principles generally accepted in the United States of America, or “GAAP.” In Verso’s opinion, the Unaudited Condensed Consolidated Financial Statements include all adjustments that are necessary for the fair presentation of Verso’s respective financial conditions, results of operations and cash flows for the interim periods presented. Except as disclosed in the notes to the Unaudited Condensed Consolidated Financial Statements, such adjustments are of a normal, recurring nature. Intercompany balances and transactions are eliminated in consolidation. The results of operations and cash flows for the interim periods presented may not necessarily be indicative of full-year results. It is suggested that these financial statements be read in conjunction with the audited consolidated financial statements and notes thereto of Verso contained in its Annual Report on Form 10-K for the year ended December 31, 2018.

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

Accounting Guidance Not Yet Adopted

ASC Topic 350, Intangible Assets - Goodwill & Other. In August 2018, the Financial Accounting Standards Board, or “FASB” issued ASU 2018-15, Customer’s Accounting for Implementation Costs in a Cloud Computing Arrangement that is a Service Contract (Topic 350), which aligns the accounting for such costs with guidance on capitalizing costs associated with developing or obtaining internal use software. The guidance is effective for annual and interim periods beginning after December 15, 2019 and early adoption is permitted at any interim period. Verso expects to adopt this guidance on January 1, 2020 on a prospective basis and does not expect it to have a material effect on the Unaudited Condensed Consolidated Financial Statements.

ASC Topic 326, Financial Instruments – Credit Losses. In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This guidance replaces the current incurred loss impairment method with a method that reflects expected credit losses. This guidance is effective for annual reporting periods beginning after December 15, 2019, including interim periods within those fiscal years. Adoption of this standard is through a cumulative-effect adjustment to retained earnings as of the effective date. Verso expects to adopt this guidance on January 1, 2020 and does not expect it to have a material effect on the Unaudited Condensed Consolidated Financial Statements.
3. REVENUE RECOGNITION

The following table presents the revenues disaggregated by product included on the Unaudited Condensed Consolidated Statements of Operations:

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
(Dollars in millions)	September 30, 2018	September 30, 2019	September 30, 2018	September 30, 2019
Graphic papers	$450	$363	$1,294	$1,107
Specialty papers	196	196	551	582
Packaging papers	19	28	47	75
Pulp	39	29	95	93
Total Net sales	$704	$616	$1,987	$1,857
The following table presents the revenue disaggregated by sales channel included on the Unaudited Condensed Consolidated Statements of Operations:

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
(Dollars in millions)	September 30, 2018	September 30, 2019	September 30, 2018	September 30, 2019
Direct sales	$399	$384	$1,115	$1,150
Merchant sales	248	189	735	590
Broker sales	57	43	137	117
Total Net sales	$704	$616	$1,987	$1,857

4. SUPPLEMENTAL FINANCIAL STATEMENT INFORMATION

Restricted Cash — As of December 31, 2018 and September 30, 2019, $2 million of restricted cash was included in Intangibles and other assets, net on the Unaudited Condensed Consolidated Balance Sheets primarily related to asset retirement obligations in the state of Michigan. These cash deposits are required by the state and may only be used for the future closure of a landfill. As of September 30, 2018 and September 30, 2019, Cash and cash equivalents and restricted cash on the Unaudited Condensed Consolidated Statements of Cash Flows each include restricted cash of $2 million.

Inventories — The following table summarizes inventories by major category:

	December 31,	September 30,
(Dollars in millions)	2018	2019
Raw materials	$88	$83
Work-in-process	56	52
Finished goods	225	252
Replacement parts and other supplies	29	29
Inventories	$398	$416

Property, plant and equipment — Depreciation expense for the three and nine months ended September 30, 2018 was $26 million and $78 million, respectively. Depreciation expense for the three and nine months ended September 30, 2019 was $24 million and $153 million, respectively. Depreciation expense for the nine months ended September 30, 2019 included $76 million in accelerated depreciation associated with the closure of the Luke Mill (see Note 10).

Interest costs capitalized for the three and nine months ended September 30, 2018 were zero and $1 million, respectively. Interest costs capitalized for the three and nine months ended September 30, 2019 were zero and $1 million, respectively. Capital expenditures unpaid as of September 30, 2018 and September 30, 2019 were $3 million and $13 million, respectively.

As of September 30, 2018, Property, plant and equipment was reduced by $4 million as a result of meeting all pertinent milestones of the Maine Technology Asset Fund 2.0 challenge grant, covering a portion of the capital costs associated with the upgrade of the previously shuttered No. 3 paper machine and pulp line at the Androscoggin Mill in Jay, Maine. Verso received $1 million of the grant funds in July 2018. As of September 30, 2018, $3 million related to outstanding grant funds was recorded in Accounts receivable, net on the Unaudited Condensed Consolidated Balance Sheet. Verso received the remaining $3 million of grant funds in the fourth quarter of 2018.

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

The following table details right-of-use assets and associated obligations for operating and finance leases included in the Unaudited Condensed Consolidated Balance Sheet as of September 30, 2019.

		September 30,
(Dollars in millions)	Classification	2019
Assets:
Operating lease assets	Intangibles and other assets, net	$17
Finance lease assets	Property, plant and equipment, net(1)	6
Total leased assets		$23
Liabilities
Current liabilities:
Operating	Accrued and other liabilities	$9
Finance	Current maturities of long-term debt and finance leases	1
Non-current liabilities:
Operating	Other long-term liabilities	8
Finance	Long-term debt and finance leases	5
Total lease liabilities		$23
(1) Finance lease assets are recorded net of accumulated amortization.

The following table details the costs associated with leasing transactions included on the Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2019.

		Three Months	Nine Months
		Ended	Ended
(Dollars in millions)	Classification	September 30, 2019	September 30, 2019
Operating lease cost	Cost of products sold (exclusive of depreciation and amortization)	$3	$8
Operating lease cost	Selling, general and administrative expenses	—	1
Variable lease cost	Cost of products sold (exclusive of depreciation and amortization)	2	6
Short term lease cost	Cost of products sold (exclusive of depreciation and amortization)	1	3
Finance lease cost:
Amortization of leased assets	Depreciation and amortization	1	1
Interest on lease liabilities	Interest expense	—	—
Net lease cost		$7	$19

The following table details the future lease payments associated with leases commenced as of September 30, 2019, including amounts for any renewal options that Verso has determined are reasonably certain to be exercised.

	Operating	Finance
(Dollars in millions)	Leases	Leases	Total
2019 (remaining)	$3	$—	$3
2020	8	2	10
2021	4	1	5
2022	2	2	4
2023	1	1	2
2024	—	1	1
Thereafter	—	—	—
Total lease payments	$18	$7	$25
Imputed interest	(1)	(1)	(2)
Present value of lease liabilities	$17	$6	$23

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

The following assumptions were used to determine the right-of-use assets and obligations associated with Verso’s leases as of September 30, 2019. Verso uses its incremental borrowing rate to value the right-of-use asset and related obligations.

September 30,
2019
Weighted-average remaining lease term (years):
Operating leases	2.3
Finance leases	4.6
Weighted-average discount rate:
Operating leases	4.3%
Finance leases	3.8%

The following table provides additional cash flow details associated with leases included in the Unaudited Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2019.

Nine Months
Ended
(Dollars in millions)	September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows related to operating leases	$9
Operating cash flows related to finance leases	—
Financing cash flows related to finance leases	1

6.  DEBT

The following table summarizes debt:

		December 31,	September 30,
(Dollars in millions)	Maturity	2018	2019
ABL Facility	2/6/2024	$—	$21
Unamortized debt issuance costs, net		—	(2)
Total Long-term debt		$—	$19

As of September 30, 2019, the fair value of Verso’s total debt outstanding was $21 million.

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

During the nine months ended September 30, 2018, Verso made scheduled principal payments totaling $9 million on the Term Loan Facility. As a result of the excess cash flow requirement in the Term Loan Facility, Verso was obligated to fund additional principal payments during the nine months ended September 30, 2018 of $21 million. Verso also elected to make additional voluntary principal prepayments on the Term Loan Facility totaling $116 million during the nine months ended September 30, 2018. The mandatory and voluntary principal prepayments resulted in the full pay off of the Term Loan Facility on September 10, 2018.

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

The ABL Facility contains financial covenants requiring Verso, among other things, to maintain a minimum fixed charge coverage ratio in certain circumstances. The ABL Facility also contains restrictions, among other things and subject to certain exceptions, on Verso’s ability to incur debt or liens, pay cash dividends, repurchase equity interest, prepay indebtedness, sell or dispose of assets and make investments in or merge with another company.

The amount of borrowings and letters of credit available to Verso pursuant to the ABL Facility is limited to the lesser of $350 million or an amount determined pursuant to a borrowing base ($344 million as of September 30, 2019). As of September 30, 2019, the outstanding balance of the ABL Facility was $21 million, with $35 million issued in letters of credit and $288 million available for future borrowings, and the weighted-average interest rate on outstanding borrowings was 4.33%.

Amounts included in interest expense (inclusive of amounts capitalized) and amounts of cash interest payments related to long-term debt for the periods presented are as follows:

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
(Dollars in millions)	September 30, 2018	September 30, 2019	September 30, 2018	September 30, 2019
Interest expense(1)	$3	$—	$14	$2
Cash interest paid	4	—	15	2
Debt issuance cost and discount amortization(2)	12	—	19	1

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

7. EARNINGS PER SHARE

The following table provides a reconciliation of basic and diluted income (loss) per common share:

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2018	September 30, 2019	September 30, 2018	September 30, 2019
Net income (loss) available to common shareholders (in millions)	$86	$30	$85	$(46)
Weighted average common shares outstanding - basic (in thousands)	34,562	34,686	34,511	34,599
Dilutive shares from stock awards (in thousands)	489	451	357	—
Weighted average common shares outstanding - diluted (in thousands)	35,051	35,137	34,868	34,599
Basic income (loss) per share	$2.49	$0.86	$2.46	$(1.33)
Diluted income (loss) per share	$2.45	$0.85	$2.44	$(1.33)

As a result of the net loss from continuing operations for the nine months ended September 30, 2019, 1.2 million restricted stock units were excluded from the calculation of diluted earnings per share as their inclusion would be anti-dilutive. As of September 30, 2019, Verso has 1.8 million warrants outstanding at an exercise price of $27.86 (see Note 9). As a result of the exercise price of the warrants exceeding the average market price of Verso’s common stock during the three and nine months ended September 30, 2018 and 2019, 1.8 million warrants as of September 30, 2018 and September 30, 2019 were excluded from the calculations of diluted earnings per share as their inclusion would be anti-dilutive. There were no cash dividends declared or paid in the periods presented and therefore no dilutive effect. See Note 9 for details on the non-cash dividend declared on June 17, 2019 related to the stockholder rights plan.

8.  RETIREMENT BENEFITS

The following table summarizes the components of net periodic pension cost for the periods presented:

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
(Dollars in millions)	September 30, 2018	September 30, 2019	September 30, 2018	September 30, 2019
Service cost	$1	$1	$4	$3
Interest cost	15	16	45	48
Expected return on plan assets	(18)	(18)	(54)	(52)
Net periodic pension cost (income)	$(2)	$(1)	$(5)	$(1)

Verso makes contributions to fund retirement benefits on an actuarially-determined basis, generally equal to the minimum amounts required by the Employee Retirement Income Security Act, or “ERISA.” Verso made contributions to the pension plan of $21 million and $35 million during the three and nine months ended September 30, 2018, respectively. Verso made $18 million and $34 million during the three and nine months ended September 30, 2019, respectively, including $5 million in excess of the ERISA minimum required. Verso expects to make additional cash contributions of at least $8 million to the pension plan in the remainder of 2019.

9. EQUITY

Equity Awards

On March 28, 2019, Verso granted 0.2 million time-based restricted stock units and 0.2 million performance-based restricted stock units to its executives and certain senior managers. In addition, on August 12, 2019, Verso granted 6 thousand time-based restricted stock units and 6 thousand performance-based restricted stock units to an executive. The performance awards granted in March 2019 and August 2019 each vest at December 31, 2021, subject to a comparison of annualized total shareholder return, or “TSR,” of Verso to a select group of peer companies over a 3-year period. The vesting criteria of the performance awards meet the definition of a market condition for accounting purposes. The full grant date value of the performance awards will be recognized over the remaining vesting period assuming that the employee is employed continuously to the vesting date. The number of shares which will ultimately vest at the vesting date ranges from 50% to 150% based on Verso stock performance relative to the peer group if Verso TSR is at least 5% during the performance period. The compensation expense associated with these performance awards was determined using the Monte Carlo valuation methodology.

On April 5, 2019, Verso granted 68 thousand restricted stock units to its interim Chief Executive Officer of which 10% are time-based and 90% are performance-based. The performance-based restricted stock units meet the criteria of a performance condition for accounting purposes and vest upon a change in control.

Verso recognized equity award expense of $2 million and $6 million for the three and nine months ended September 30, 2018, respectively, and $2 million and $10 million for the three and nine months ended September 30, 2019, respectively. Equity award expense for the nine months ended September 30, 2019 included $3 million related to the accelerated vesting of 233 thousand performance-based restricted stock units and 108 thousand time-based restricted stock units, net of cancellation of 124 thousand time-based restricted stock units, pursuant to a separation agreement, dated April 11, 2019, entered into with Verso’s former Chief Executive Officer. As of September 30, 2019, there was approximately $8 million of unrecognized compensation cost related to the 1.2 million non-vested restricted stock units, which is expected to be recognized over the weighted average period of 1.8 years.

Time-based Restricted Stock Units

Changes to non-vested time-based restricted stock units for the nine months ended September 30, 2019 were as follows:

	Restricted Stock	Weighted Average
	Units	Grant Date
Shares (in thousands)	Outstanding	Fair Value
Non-vested at December 31, 2018	678	$10.04
Granted	184	20.77
Vested	(137)	12.39
Forfeited	(136)	13.78
Non-vested at September 30, 2019	589	11.99

Performance-based Restricted Stock Units

Changes to non-vested performance-based restricted stock units for the nine months ended September 30, 2019 were as follows:

	Restricted Stock	Weighted Average
	Units	Grant Date
Shares (in thousands)	Outstanding	Fair Value
Non-vested at December 31, 2018	638	$22.26
Granted	238	17.41
Vested	(232)	20.92
Forfeited	(11)	17.57
Non-vested at September 30, 2019	633	21.00

Warrants

On July 15, 2016, upon emergence from Chapter 11 cases, warrants to purchase up to an aggregate of 1.8 million shares of Class A common stock were issued to holders of first-lien secured debt at an exercise price of $27.86 per share and a seven-year term. As of September 30, 2019, no warrants have been exercised.

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

In connection with the announced closure of the Luke Mill, Verso recognized $76 million of accelerated depreciation which is included in Depreciation and amortization on the Unaudited Condensed Consolidated Statements of Operations for the nine months ended September 30, 2019.

The following table details the charges incurred related to the Luke Mill closure as included in Restructuring charges on the Unaudited Condensed Consolidated Statements of Operations:

	Three Months	Nine Months
	Ended	Ended	Cumulative
(Dollars in millions)	September 30, 2019	September 30, 2019	Incurred
Property, plant and equipment, net	$—	10	$10
Severance and benefit costs	(1)	18	18
Write-off of spare parts and inventory	1	9	9
Write-off of purchase obligations and commitments	1	1	1
Other costs	3	6	6
Total restructuring costs	$4	$44	$44

The following table details the changes in the restructuring reserve liabilities related to the Luke Mill closure which are included in Accrued and other liabilities on the Unaudited Condensed Consolidated Balance Sheets:

Nine Months
Ended
(Dollars in millions)	September 30, 2019
Beginning balance of reserve	$—
Severance and benefits	19
Severance and benefit payments	(15)
Severance and benefits reserve adjustments	(1)
Purchase obligations	1
Payments on purchase obligations	(1)
Other costs	6
Payments on other costs	(4)
Ending balance of reserve	$5

11. COMMITMENTS AND CONTINGENCIES

Represented Employees — As of September 30, 2019, approximately 65% of Verso’s hourly workforce is represented by unions. On February 28, 2019, the United Steelworkers, or “USW,” represented employees at four Verso sites, voted to ratify a new Master Labor Agreement, or the “Agreement,” covering five USW local branches, or approximately 80% of Verso’s hourly represented workforce as of September 30, 2019. The Agreement, which was effective on March 1, 2019, will run for a period of three years with staggered expiration dates at each of the affected sites. In addition, two smaller local unions (the International Brotherhood of Electrical Workers and the International Brotherhood of Teamsters) at two of the mill locations also signed and are participating in the Agreement. During the three and nine months ended September 30, 2019, Verso recognized zero and $6 million, respectively, of expense for signing bonuses and for the settlement of various work arrangement issues, to represented employees covered by the Agreement, which was reported in Cost of products sold on the Unaudited Condensed Consolidated Statements of Operations. Verso continues to negotiate with smaller trade unions at two of the mill sites while continuing to work under the terms and conditions of their expired agreements.

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

On July 5, 2018, Commerce granted the request and revoked the countervailing duties retroactively to August 3, 2015, the date the tariffs were originally imposed, which resulted in a refund to Canadian producers of supercalendered paper of the countervailing duties previously collected on supercalendered paper imported into the United States from such producers. Pursuant to the Settlement Agreement, Irving and Port Hawkesbury agreed to pay Verso a percentage, totaling up to $42 million, of the duties refunded to such parties over time. During the three months ended September 30, 2018, $20 million in settlement payments were received by Verso and are included in Other (income) expense on the Unaudited Condensed Consolidated Statements of Operations. In October 2018, Verso received the remaining $22 million of payments in connection with the Settlement Agreement.

12. SUBSEQUENT EVENT

On November 11, 2019, Verso and Verso Paper entered into a membership interest purchase agreement with Pixelle Specialty Solutions LLC (“Pixelle”), whereby Verso and Verso Paper agreed to sell to Pixelle all of the outstanding membership interests in Verso Androscoggin, LLC (“Verso Androscoggin”), an indirect wholly owned subsidiary of the Company and the entity that, as of the anticipated closing date, will hold the assets primarily related to Verso’s Androscoggin Mill located in Jay, Maine, and Stevens Point Mill, located in Stevens Point, Wisconsin, for $400 million, subject to post-closing adjustments. The transaction is subject to approval by Verso’s stockholders and other customary closing conditions include regulatory approvals and is anticipated to close in the first quarter of 2020.

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

2019 Developments

Departure of Chief Executive Officer and Appointment of Interim Chief Executive Officer

On April 5, 2019, B. Christopher DiSantis ceased being our Chief Executive Officer and a member of the Board of Directors, and the Board of Directors appointed Leslie T. Lederer as our Interim Chief Executive Officer. Our Board of Directors has undertaken a succession process to find a permanent successor for Mr. DiSantis.

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

Strategy

On June 13, 2019, we announced the re-engagement of Houlihan Lokey Capital, Inc. as our advisor to explore strategic alternatives, and the adoption by our Board of Directors of a stockholder rights plan. See Note 9 to our Unaudited Condensed Consolidated Financial Statements included elsewhere in this report, for more information on the Rights Plan.

In addition, on November 11, 2019, Verso and Verso Paper entered into a membership interest purchase agreement with Pixelle, whereby Verso and Verso Paper agreed to sell to Pixelle all of the outstanding membership interests in Verso Androscoggin, an indirect wholly owned subsidiary of the Company and the entity that, as of the anticipated closing date, will hold the assets primarily related to Verso’s Androscoggin Mill located in Jay, Maine, and Stevens Point Mill, located in Stevens Point, Wisconsin, for $400 million, subject to post-closing adjustments. The transaction is subject to approval by Verso’s stockholders and other customary closing conditions include regulatory approvals and is anticipated to close in the first quarter of 2020.

Results of Operations

The following table sets forth the historical results of operations of Verso for the periods indicated below. The following discussion of our financial condition and results of operations should be read in conjunction with our Unaudited Condensed Consolidated Financial Statements and notes thereto included elsewhere in this report.

Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018

	Three Months	Three Months
	Ended	Ended	Three Month
(Dollars in millions)	September 30, 2018	September 30, 2019	$ Change
Net sales	$704	$616	$(88)
Costs and expenses:
Cost of products sold (exclusive of depreciation and amortization)	580	536	(44)
Depreciation and amortization	28	25	(3)
Selling, general and administrative expenses	25	23	(2)
Restructuring charges	—	4	4
Other operating (income) expense	(9)	—	9
Operating income (loss)	80	28	(52)
Interest expense	15	—	(15)
Other (income) expense	(21)	(1)	20
Income (loss) before income taxes	86	29	(57)
Income tax expense (benefit)	—	(1)	(1)
Net income (loss)	$86	$30	$(56)

Net sales. Net sales for the three months ended September 30, 2019 decreased by $88 million, or 13% compared to the three months ended September 30, 2018 as a result of unfavorable price/mix and declines in sales volume. Total company sales volume was down from 754 thousand tons during the three months ended September 30, 2018, to 679 thousand tons during the same period of the current year, due to continued lower demand for graphic paper along with increased graphic paper imports, partially offset by an increase in sales volume of specialty papers, packaging papers and market pulp.

Operating income (loss).  Operating income was $28 million for the three months ended September 30, 2019, a decrease of $52 million when compared to operating income of $80 million for the three months ended September 30, 2018.

Our operating results for the three months ended September 30, 2019 were positively impacted by:

•	Lower input costs of $3 million for chemicals, energy and purchased pulp, partially offset by increased wood costs.

•	Lower freight costs of $2 million.

•	Lower depreciation expense of $3 million.

•	Lower Selling, general and administrative expenses of $2 million.

Our operating results for the three months ended September 30, 2019 were negatively impacted by:

•	Unfavorable net selling price and product mix of $15 million.

•
Unfavorable impact of $17 million as a result of lower sales volume driven by a decline in graphic paper sales, partially offset by an increase in the sales volume of specialty paper, packaging paper and market pulp.

•
Higher net operating expenses of $7 million driven primarily by market downtime and a power outage and subsequent acid sewer failure at our Wisconsin Rapids Mill, partially offset by improved operational performance across our mill system.

•	Increased major maintenance costs of $10 million, driven primarily by the timing of the outage at our Escanaba Mill.

Other impacts to our operating results included:

•	Restructuring charges for the three months ended September 30, 2019 increased $4 million compared to the three months ended September 30, 2018 in connection with the closure of our Luke Mill.

•
Other operating income for the three months ended September 30, 2019 decreased $9 million compared to the three months ended September 30, 2018, as a result of the $9 million gain on the sale of our Wickliffe Mill.

Interest expense. Interest expense for the three months ended September 30, 2019 decreased $15 million from the three months ended September 30, 2018. Interest expense for the three months ended September 30, 2018 included $11 million in non-cash accelerated amortization of debt issuance cost and discount associated with the voluntary principal prepayments on our Term Loan Facility (defined below). The remaining decrease in interest expense resulted from the reduction in amounts outstanding under the ABL Facility (defined below) and the repayment and termination of our Term Loan Facility in September 2018.

Other (income) expense.  Other (income) expense for the three months ended September 30, 2018 included $20 million of income related to the Settlement Agreement (see Note 11 to our Unaudited Condensed Consolidated Financial Statements included elsewhere in this report).

Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018

	Nine Months	Nine Months
	Ended	Ended	Nine Months
(Dollars in millions)	September 30, 2018	September 30, 2019	$ Change
Net sales	$1,987	$1,857	$(130)
Costs and expenses:
Cost of products sold (exclusive of depreciation and amortization)	1,742	1,625	(117)
Depreciation and amortization	83	157	74
Selling, general and administrative expenses	78	76	(2)
Restructuring charges	2	44	42
Other operating (income) expense	(7)	2	9
Operating income (loss)	89	(47)	(136)
Interest expense	32	2	(30)
Other (income) expense	(28)	(3)	25
Income (loss) before income taxes	85	(46)	(131)
Income tax expense (benefit)	—	—	—
Net income (loss)	$85	$(46)	$(131)

Net sales. Net sales for the nine months ended September 30, 2019 decreased $130 million, or 7% compared to the nine months ended September 30, 2018 as price/mix improvement was more than offset by declines in sales volume. Total company sales volume was down from 2,182 thousand tons during the nine months ended September 30, 2018, to 1,990 thousand tons during the same period of the current year, due to continued decline of graphic paper demand, the customer inventory overhang and increased imports for graphic papers, partially offset by an increase in sales volume of specialty papers, packaging papers and market pulp.

Operating income (loss).  Operating income (loss) was a loss of $47 million for the nine months ended September 30, 2019, a decrease of $136 million when compared to operating income of $89 million for the nine months ended September 30, 2018.

Our operating results for the nine months ended September 30, 2019 were positively impacted by:

•	Improved price/mix of $52 million.

•	Lower freight costs of $3 million.

•	Lower Selling, general and administrative costs of $2 million.

Our operating results for the nine months ended September 30, 2019 were negatively impacted by:

•
Unfavorable impact of $39 million as a result of lower sales volume driven by a decline in graphic paper sales, partially offset by an increase in the sales volume of specialty paper, packaging paper and market pulp.

•	Higher input costs of $18 million driven primarily by higher costs of wood fiber, partially offset by improved energy costs.

•
Higher operating expenses of $5 million driven primarily by market downtime, and union ratification expense for signing bonuses and for the settlement of various work arrangement issues, and a power outage and subsequent acid sewer failure at our Wisconsin Rapids Mill, partially offset by improved operational performance of our mill system.

•
Increased planned major maintenance costs of $6 million, primarily driven by major maintenance performed at our Escanaba Mill during the nine months ended September 30, 2019 that was not performed during the nine months ended September 30, 2018, partially offset by major maintenance performed at our Luke Mill during the nine months ended September 30, 2018, which was not performed during the nine months ended September 30, 2019.

•	Higher depreciation expense of $74 million driven by $76 million of accelerated depreciation in connection with the announced closure of our Luke Mill.

Other impacts to operating results included:

•	Restructuring charges for the nine months ended September 30, 2019 increased $42 million compared to the nine months ended September 30, 2018 as a result of the closure of our Luke Mill.

•
Other operating income for the nine months ended September 30, 2019 decreased $9 million compared to the nine months ended September 30, 2018, as a result of the $9 million gain on the sale of our Wickliffe Mill.

Interest expense.  Interest expense for the nine months ended September 30, 2019 decreased $30 million compared to the nine months ended September 30, 2018. Interest expense for the nine months ended September 30, 2018 included $15 million in non-cash accelerated amortization of debt issuance cost and discount associated with the voluntary principal prepayments and excess cash flow payments on our Term Loan Facility. The remaining decrease in interest expense resulted from the reduction in amounts outstanding under the ABL Facility and the repayment and termination of our Term Loan Facility in September 2018.

Other (income) expense.  Other (income) expense for the nine months ended September 30, 2019 and September 30, 2018 included income of $4 million and $9 million, respectively, associated with the non-operating components of net periodic pension cost (income). Additionally, the nine months ended September 30, 2018 included $20 million of income related to the Settlement Agreement.

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

The following table reconciles Net income (loss) to EBITDA and Adjusted EBITDA for the periods presented:

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
(Dollars in millions)	September 30, 2018	September 30, 2019	September 30, 2018	September 30, 2019
Net income (loss)	$86	$30	$85	$(46)
Income tax expense (benefit)	—	(1)	—	—
Interest expense	15	—	32	2
Depreciation and amortization	28	25	83	157
EBITDA	$129	$54	$200	$113
Adjustments to EBITDA:
Restructuring charges (1)	—	4	2	44
Luke Mill post-closure costs (2)	—	3	—	4
Non-cash equity award compensation (3)	2	2	6	10
Androscoggin PM No. 3 startup costs (4)	3	—	10	—
Countervailing duty settlement (5)	(20)	—	(20)	—
(Gain) loss on sale or disposal of assets (6)	(8)	(1)	(8)	—
Post-reorganization costs (7)	1	—	3	—
Strategic initiatives costs (8)	—	—	5	1
Other severance costs (9)	—	2	—	4
Other items, net (10)	1	—	2	1
Adjusted EBITDA	$108	$64	$200	$177
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
(6) Realized (gain) loss on the sale or disposal of assets, including a $9 million gain on the sale of the Wickliffe Mill in September 2018.
(7) Fees associated with our prior Chapter 11 cases.
(8) Professional fees and other charges associated with strategic alternatives initiative.
(9) Severance and related benefit costs not associated with restructuring activities.
(10) Other miscellaneous adjustments.

Liquidity and Capital Resources

Our principal cash requirements include ongoing operating costs for working capital needs, capital expenditures for maintenance and strategic investments in our mills and pension contributions. We believe our cash and cash equivalents at September 30, 2019, future cash generated from operations and, to the extent necessary, the availability under our ABL Facility, will be sufficient to meet these needs for at least the next twelve months. While changes in ongoing operating costs can impact operating cash generation, we believe that our planning and strategies on pricing and cost control have resulted in our improved liquidity in recent years. We also utilize factoring of accounts receivable from time to time (for example, quick pay programs sponsored by customers) as an alternative source of funds when cost is favorable to our ABL Facility or due to other considerations.

As of September 30, 2019, we had cash and cash equivalents of $6 million while the outstanding balance of our ABL Facility was $21 million, with $35 million in letters of credit issued and $288 million available for future borrowings.

During the nine months ended September 30, 2018, we made payments on our Term Loan Facility consisting of $9 million in scheduled principal payments, a $21 million required principal payment as a result of the excess cash flow requirement and $116 million in voluntary principal prepayments. Our Term Loan Facility was repaid in full in September 2018.

Our cash flows from operating, investing and financing activities, as reflected on the Unaudited Condensed Consolidated Statements of Cash Flows, are summarized in the following table:

	Nine Months	Nine Months
	Ended	Ended
(Dollars in millions)	September 30, 2018	September 30, 2019
Net cash provided by (used in):
Operating activities	$146	$39
Investing activities	(43)	(75)
Financing activities	(103)	16
Change in Cash and cash equivalents and Restricted cash	$—	$(20)

Operating Activities

Our operating cash flow requirements are primarily for salaries and benefits, the purchase of raw materials including wood fiber, chemicals and energy, and other expenses such as maintenance and warehousing costs. For the nine months ended September 30, 2019, net cash provided by operating activities of $39 million primarily reflects non-cash depreciation and amortization of $157 million, non-cash restructuring charges of $20 million related to the closure of our Luke Mill and equity award expense of $10 million, partially offset by a net loss of $46 million, net cash used for working capital related changes of $68 million and pension plan contributions of $34 million. The net cash used for working capital related changes was primarily attributable to increases in finished goods inventory levels due to seasonality and declining demand, and payments that reduced our accounts payable and accrued liabilities. For the nine months ended September 30, 2018, net cash provided by operating activities of $146 million primarily reflects net income of $85 million, non-cash depreciation and amortization of $83 million and amortization of debt issuance cost and discount of $19 million, partially offset by pension plan contributions of $35 million and gain on sale or disposal of assets of $8 million.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2019 consisted of capital expenditures of $76 million. Net cash used in investing activities for the nine months ended September 30, 2018 consisted of $61 million of capital expenditures, $17 million of which related to the upgrade of the previously shuttered No. 3 paper machine at our Androscoggin Mill, partially offset by $17 million of proceeds from the sale of assets, including the sale of our Wickliffe Mill.

Financing Activities

For the nine months ended September 30, 2019, net cash provided by financing activities reflects $21 million of net borrowings on our ABL Facility, partially offset by $3 million for the acquisition of treasury stock, primarily associated with the accelerated vesting of restricted stock units pursuant to a separation agreement with our former Chief Executive Officer (see Note 9 to our Unaudited Condensed Consolidated Financial Statements included elsewhere in this report), $1 million in debt issuance costs related to the ABL Amendment (defined below) and $1 million in principal payments on our finance lease obligations. For the nine months ended September 30, 2018, net cash used in financing activities of $103 million primarily reflects $146 million of payments on the Term Loan Facility, partially offset by $44 million of net borrowings on our ABL Facility.

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

On February 6, 2019, Verso Paper, as borrower, and Verso Holding entered into a second amendment to the ABL Facility, or the “ABL Amendment.” As a result of the ABL Amendment, the ABL Facility provides for revolving commitments of $350 million, with a $100 million sublimit for letters of credit and a $35 million sublimit for swingline loans. Verso Paper may request one or more incremental revolving commitments in an aggregate principal amount up to the greater of (i) $75 million or (ii) the excess of the borrowing base over the revolving facility commitments of $350 million; however, the lenders are not obligated to increase the revolving commitments upon any such request. Availability under the ABL Facility is subject to customary borrowing conditions. The ABL Facility will mature on February 6, 2024. As of September 30, 2019, the outstanding balance of the ABL Facility was $21 million with $35 million issued in letters of credit and $288 million available for future borrowings. The weighted-average interest rate on outstanding borrowings was 4.33%.

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

The ABL Facility contains financial covenants requiring us, among other things, to maintain a minimum fixed charge coverage ratio in certain circumstances. The ABL Facility also contains restrictions, among other things, and is subject to certain exceptions, on our ability to incur debt or liens, pay cash dividends, repurchase equity interest, prepay indebtedness, sell or dispose of assets and make investments in or merge with another company.

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
As of September 30, 2019, we were in compliance with the covenants in our ABL Facility.

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

We reach our end-users through several channels, including merchants, brokers, printers and direct sales to end-users. We sell our products to approximately 300 customers. During the nine months ended September 30, 2019, our largest customer, Veritiv Corporation, accounted for approximately 15% of our net sales.

Interest Rates

Borrowings under our ABL Facility bear interest at a variable rate based on LIBOR or a customary base rate plus an applicable margin in each case. Assuming the principal amount outstanding under the ABL Facility remains unchanged, a 100-basis point increase in quoted interest rates on our outstanding floating-rate debt as of September 30, 2019, would cause an estimated increase in interest expense of less than $1 million per year. While we may enter into agreements limiting our exposure to higher interest rates, any such agreements may not offer complete protection from this risk.

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

Our management, with the participation of our Interim Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2019. Based upon this evaluation, and subject to the foregoing, our Interim Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2019.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended September 30, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We could be negatively affected as a result of a proxy contest and the actions of activist stockholders.

A proxy contest with respect to election of our directors, or other activist stockholder activities, could adversely affect our business because: (a) responding to a proxy contest and other actions by activist stockholders can be costly and time-consuming, disruptive to our operations and divert the attention of management and our employees; (b) perceived uncertainties as to our future direction caused by activist activities may result in the loss of potential business opportunities, and may make it more difficult to attract and retain qualified personnel and business partners; and (c) if individuals are elected to our Board of Directors with a specific agenda, it may adversely affect our ability to effectively and timely implement our strategic plans.

We cannot assure you that our exploration of strategic alternatives will result in a transaction or that any such transaction would be successful, and the process of exploring strategic alternatives or its conclusion could adversely impact our business and our stock price.

In June 2019, we announced the re-engagement of Houlihan Lokey Capital, Inc. to assist us in identifying and evaluating a range of potential strategic alternatives, including a possible merger, joint venture, partnership, business combination, stock repurchase, recapitalization, sale, distribution, transfer or other disposition or acquisition of assets or equity interest. As part of this process, on November 11, 2019, we entered into a membership interest purchase agreement with Pixelle for the proposed sale of our Androscoggin Mill located in Jay, Maine, and the Stevens Point Mill, located in Stevens Point, Wisconsin. There can be no assurances that the strategic alternatives process will result in the consummation of any strategic transaction, including the proposed sale of such mills, or that any resulting plans or transactions will yield additional value for stockholders. The proposed sale of the Androscoggin and Stevens Point mills are dependent on a number of factors that may be beyond our control, including, without limitation, the ability to obtain stockholder approval for the transaction, the risk that we may be unable to obtain governmental and regulatory approvals required for the transaction, or required governmental and regulatory approvals may delay the transaction or result in the imposition of conditions that could cause the parties to abandon the transaction, the risk that an event, change or other circumstances could give rise to the termination of the transaction, the risk that a condition to closing of the transaction may not be satisfied, the timing to consummate the proposed transaction, the risk that any announcement relating to the transaction could have adverse effects on the market price of Verso’s common stock, the risk of litigation related to the proposed transaction, the risk of disruption from the proposed transaction making it more difficult to maintain relationships with customers, employees or suppliers, the diversion of management time on transaction-related issues. Any other potential transaction may be dependent on other factors beyond our control, including, among other things, market conditions, industry trends, the interest of third parties in a potential transaction with Verso and the availability of financing to potential buyers on reasonable terms.

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

We are not in compliance with Delaware General Corporation Law because it has been more than 13 months since our last annual meeting.

Delaware General Corporation Law requires that a Delaware corporation hold a meeting of stockholders within 13 months of the latest annual meeting for the election of directors. Our last stockholder meeting was held on September 24, 2018. As previously disclosed, we plan to hold our 2019 annual meeting of stockholders on January 21, 2020. A court may require us to hold an annual meeting of stockholders at an earlier time upon the application of any stockholder or director. In addition, under Section 302 of the New York Stock Exchange (“NYSE”) Listed Company Manual, each company listing common stock on the NYSE is required to hold an annual meeting each fiscal year. As we plan to hold our 2019 annual meeting of stockholders on January 21, 2020, we may receive a letter from the NYSE informing us that we are out of compliance with the exchange listing requirements. If we are unable to regain compliance, our stock may be subject to delisting from trading on the NYSE.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In July 2019, we repurchased 7,057 shares of Verso common stock at an average price of $17.03 per share to meet participant tax withholding obligations on restricted stock units that vested during the quarter.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.   MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.   OTHER INFORMATION

As previously announced, it is currently anticipated that our 2019 Annual Meeting of Stockholders, or the “Annual Meeting”, will be held at 10:00 a.m. Eastern time on January 21, 2020. The location of the Annual Meeting will be specified in Verso’s proxy statement for the Annual Meeting. Because the date of the Annual Meeting represents a change of more than 60 days from the anniversary of Verso’s 2018 Annual Meeting of Stockholders, Verso set new deadlines for (i) the receipt of stockholder proposals submitted pursuant to Rule 14a-8 of the Exchange Act, for inclusion in Verso’s proxy materials for the Annual Meeting , or the “Rule 14a-8 Deadline” and (ii) receipt of stockholder proposals and director nominations submitted pursuant to Article II, Section 2.4 of Verso’s Amended and Restated Bylaws for consideration at the Annual Meeting, or the “Advance Notice Bylaws Provision Deadline”. As previously announced, the Rule 14a-8 Deadline was 5:00 p.m. (Eastern Time) on Friday, October 11, 2019, which Verso determined to be a reasonable period of time before it expects to begin to print and send its proxy materials. Also as previously announced, the Advance Notice Bylaws Provision Deadline was 5:00 p.m. (Eastern Time) on Wednesday, October 23, 2019. Stockholder proposals and director nominations must have been submitted in writing and must have been received by the Corporate Secretary at Verso’s principal executive offices at Verso Corporation, 8540 Gander Creek Drive, Miamisburg, Ohio 45342, by the Rule 14a-8 Deadline or the Advance Notice Bylaws Provision Deadline, as applicable, in order to have been considered timely.

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

32.1
Certification of Principal Executive Officer of Verso Corporation pursuant to Rule 13a-14(b) under Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code.(8)

32.2
Certification of Principal Financial Officer of Verso Corporation pursuant to Rule 13a-14(b) under Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code.(8)

101.INS	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
______________________

(1)	Incorporated herein by reference to Exhibit 3.1 to Verso Corporation’s Registration Statement on Form 8-A filed with the SEC on July 15, 2016.

(2)	Incorporated herein by reference to Exhibit 3.2 to Verso Corporation’s Registration Statement on Form 8-A filed with the SEC on July 15, 2016.

(3)	Incorporated herein by reference to Exhibit 3.1 to Verso Corporation’s Current Report on Form 8-K filed with the SEC on June 20, 2019.

(4)	Incorporated herein by reference to Exhibit 4.1 to Verso Corporation’s Current Report on Form 8‑K filed with the SEC on July 19, 2016.

(5)	Incorporated herein by reference to Exhibit 10.4 to Verso Corporation’s Current Report on Form 8‑K filed with the SEC on July 19, 2016.

(6)	Incorporated herein by reference to Exhibit 4.1 to Verso Corporation’s Current Report on Form 8-K filed with the SEC on June 20, 2019.

(7)	Incorporated herein by reference to Exhibit 4.2 to Verso Corporation’s Current Report on Form 8-K filed with the SEC on June 20, 2019.

(8)	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 12, 2019
VERSO CORPORATION

	By:	/s/ Leslie T. Lederer
Leslie T. Lederer Interim Chief Executive Officer (Principal Executive Officer)

By:	/s/ Allen J. Campbell
Allen J. Campbell Senior Vice President and Chief Financial Officer (Principal Financial Officer)