Form 10-K
period 2019-12-31
Verso Corp
filed 2020-03-02
CIK 1421182

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act: ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes ☑ No
As of June 28, 2019, the aggregate market value of the voting and non-voting common equity of Verso Corporation held by non-affiliates, computed by reference to the price at which the common equity was last sold on the last business day of the most recently completed second fiscal quarter, was $658,075,983. For purposes of this calculation, only those shares held by directors, executive officers and holders of 10% or more of the voting securities of Verso Corporation have been excluded as held by affiliates. Such exclusion should not be deemed a determination or an admission by Verso Corporation or any such person that such individuals or entities are or were, in fact, affiliates of Verso Corporation.
As of February 14, 2020, Verso Corporation had 35,183,059 shares of Class A common stock, par value $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

The information required by Part III will either be (i) included in an amendment to this Annual Report on Form 10-K, or (ii) incorporated by reference from portions of the definitive proxy statement of Verso Corporation to be filed in connection with the 2020 annual meeting of stockholders of Verso Corporation. Such amendment or proxy statement will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2019.

Verso Corporation
Form 10-K
December 31, 2019

Forward-Looking Statements

In this annual report, all statements that are not purely historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or “Securities Act,” and Section 21E of the Securities Exchange Act of 1934, as amended, or “Exchange Act.” Forward-looking statements may be identified by the words “believe,” “expect,” “anticipate,” “project,” “plan,” “estimate,” “intend” and other similar expressions. They include, for example, statements relating to our business and operating outlook; assessment of market conditions; and the growth potential of the industry in which we operate. Forward-looking statements are based on currently available business, economic, financial and other information and reflect management’s current beliefs, expectations and views with respect to future developments and their potential effects on us. Actual results could vary materially depending on risks and uncertainties that may affect us and our business. The following factors, among others, could cause actual results to differ from those set forth in the forward-looking statements: the long-term structural decline and general softening of demand facing the paper industry; adverse developments in general business and economic conditions; developments in alternative media, which are expected to adversely affect the demand for some of our key products, and the effectiveness of our responses to these developments; intense competition in the paper manufacturing industry; our ability to compete with respect to certain specialty paper products for a period of two years after the closing of the Pixelle Sale (as defined below); our business being less diversified following the sale of two mills after the closing of the Pixelle Sale; our dependence on a small number of customers for a significant portion of our business; our limited ability to control the pricing of our products or pass through increases in our costs to our customers; changes in the costs of raw materials and purchased energy; negative publicity, even if unjustified; any failure to comply with environmental or other laws or regulations, even if inadvertent; legal proceedings or disputes; any labor disputes; and the potential risks and uncertainties described in Part I, Item 1A, “Risk Factors,” as such disclosures may be amended, supplemented or superseded from time to time by other reports we file with the Securities and Exchange Commission, or “SEC,” including subsequent annual reports on Form 10-K and quarterly reports on Form 10-Q. We assume no obligation to update any forward-looking statements made in this annual report to reflect subsequent events or circumstances or actual outcomes.

Market and Industry Information

Market data and other statistical information used throughout this annual report are based on independent industry publications, government publications, reports by market research firms, or other published independent sources. Some data is also based on our good-faith estimates which are derived from our review of internal surveys, as well as the independent sources listed above. Although we believe these sources are reliable, we have not independently verified the information. Industry prices for coated papers provided in this annual report are, unless otherwise expressly noted, derived from RISI, Inc. data. “North American” data included in this annual report that has been derived from RISI, Inc. only includes data from the United States and Canada. Any reference to grade No. 3, grade No. 4 and grade No. 5 coated paper relates to 60 lb. basis weight, 50 lb. basis weight and 34 lb. basis weight, respectively. The RISI, Inc. data included in this annual report has been derived from the following RISI, Inc. publications: RISI World Graphic Paper Forecast, August 2019 and RISI Paper Trader: A Monthly Monitor of the North American Graphic Paper Market, January 2020.

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
Overview

We are the leading North American producer of coated papers, which are used primarily in commercial print, magazines, catalogs, high-end advertising brochures and annual reports, among other media and marketing publications. We produce a wide range of products, ranging from coated freesheet and coated groundwood, to specialty papers, packaging papers, inkjet and digital papers, supercalendered papers and uncoated freesheet. We also produce and sell bleached and unbleached market kraft pulp, which is used to manufacture paper and packaging products.

As of the date of this report, we operate seven paper machines at four mills located in Michigan, Minnesota and Wisconsin. The mills have an aggregate annual production capacity of approximately 1,970,000 tons of paper.

We sell and market our products to approximately 300 customers which comprise approximately 1,300 end-user accounts. We have long-standing relationships with many leading magazine and catalog publishers, commercial printers, specialty retail merchandisers and paper merchants. Our relationships with many of our large customers average more than 20 years. We reach our end-users through several distribution channels, including direct sales, commercial printers, paper merchants and brokers.

Sale of Androscoggin Mill and Stevens Point Mill

On November 11, 2019, we entered into a membership interest purchase agreement, or the “Purchase Agreement,” with Pixelle Specialty Solution LLC, or “Pixelle,” whereby we agreed to sell to Pixelle, or the “Pixelle Sale,” all of the outstanding membership interests in Verso Androscoggin, LLC an indirect wholly owned subsidiary of Verso and the entity that, as of the closing date, held all the assets primarily related to Verso’s Androscoggin Mill located in Jay, Maine, and Stevens Point Mill, located in Stevens Point, Wisconsin. The transaction was approved by Verso’s stockholders on January 31, 2020 and closed on February 10, 2020. As consideration for the Pixelle Sale, (i) we received approximately $346 million in cash, which reflects certain adjustments in respect of our estimates of cash, indebtedness and working capital of Verso Androscoggin, LLC as of the closing date, and (ii) Pixelle assumed approximately $35 million of Verso’s unfunded pension liabilities. The consideration for the sale will be subject to final post-closing adjustments pursuant to the terms of the Purchase Agreement. The Pixelle Sale reduced the aggregate annual production capacity of our mills by approximately 660,000 tons. The Androscoggin and Stevens Point Mills together represented approximately 22% of our revenues for the year ended December 31, 2019 (see Note 19 to our Consolidated Financial Statements).

Luke Mill Closure

On April 30, 2019, we announced the permanent shutdown of our paper mill in Luke, Maryland in response to the continuing decline in customer demand for the grades of coated freesheet paper produced at the Luke Mill, along with rising input costs, a significant influx of imports and rising compliance costs and infrastructure challenges associated with environmental regulation. We completed the shutdown and closure of the Luke Mill in June 2019. The shutdown of the Luke Mill reduced our coated freesheet production capacity by approximately 450,000 tons and eliminated approximately 675 positions at the Luke Mill.

Changes to Directors and Officers

On April 5, 2019, B. Christopher DiSantis ceased being our Chief Executive Officer and a member of the Board of Directors, and the Board of Directors appointed Leslie T. Lederer as our Interim Chief Executive Officer. Effective November 11, 2019, Mr. Lederer resigned as Interim Chief Executive Officer and our Board of Directors appointed Adam St. John to serve as our Chief Executive Officer and a member of the Board of Directors.

On January 30, 2020, we entered into a Cooperation Agreement with Lapetus Capital II LLC, or, together with its affiliates, including Atlas Holdings LLC, or “Atlas,” and Blue Wolf Capital Advisors IV, LLC, or, together with its affiliates, or “Blue

Wolf,” and certain of their respective affiliates, which settled the proxy contest with respect to our 2019 Annual Meeting of Stockholders held on January 31, 2020, or the “Annual Meeting.”

Pursuant to the Cooperation Agreement, Verso, Atlas and Blue Wolf agreed to take the necessary actions for Verso’s Board of Directors to consist of the following individuals immediately subsequent to our Annual Meeting: Dr. Robert K. Beckler, Marvin Cooper, Sean T. Erwin, Jeffrey E. Kirt, Randy J. Nebel, Nancy M. Taylor and Adam St. John. Immediately following the certification of voting result of the Annual Meeting on February 6, 2020, Marvin Cooper was appointed to fill a vacancy on the Board. In addition, subsequent to the Annual Meeting, the Board appointed: (i) Mr. Erwin as Chairman of the Board, (ii) Messrs. Cooper, Kirt (Chair) and Nebel and Ms. Taylor to the Corporate Governance and Nominating Committee, (iii) Dr. Beckler, Mr. Cooper and Mr. Nebel (Chair) to the Compensation Committee, and (iv) Messrs. Erwin and Kirt and Ms. Taylor (Chair) to the Audit Committee.

Termination of Rights Plan

On February 18, 2020, our Board of Directors terminated the limited duration stockholder rights plan previously adopted on June 16, 2019.

Industry

Based on total industry 2019 sales and other market research, we estimate the size of the global coated paper industry to be approximately 35 million tons, including approximately 5 million tons in North America. Coated paper is used primarily in media and marketing applications, including catalogs, magazines and commercial printing applications, which include high-end advertising brochures, annual reports and direct mail advertising. Demand is generally driven by North American advertising and print media trends, which in turn have historically been correlated with growth in gross domestic product. The coated paper industry has been facing a decline in demand driven primarily by the growth in digital media (see “Item 1A. Risk Factors - Risks Relating to Our Business - The paper industry has been facing a long-term structural decline and our profitability has been adversely impacted by such decline”).

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

Within the paper industry, specialty papers are products which are given unique characteristics in their manufacturing, converting or processing and that have properties suitable for special purposes or custom engineered applications. Specialty papers have unique functional properties and are usually produced in relatively small quantities for a specific product, function or end-use requirement. Commercial and development activities rely largely on defining the unique characteristics of an application, in contrast with other substrates. We have focused on label and converting, flexible packaging and technical paper applications within the specialty papers market.

Products

We manufacture paper and board products that serve the graphic papers, specialty papers and packaging papers markets. In addition, we manufacture pulp for both internal use and external sales.

Graphic papers. We produce a comprehensive portfolio of graphic paper products for various applications across our customer base. The graphic papers market includes coated freesheet, uncoated freesheet, coated groundwood and supercalendered papers. Freesheet papers are made from bleached kraft pulp, which is produced using a chemical process to break apart wood fibers and dissolve impurities such as lignin. The use of bleached kraft pulp results in a bright, smooth paper with excellent print qualities. Coated freesheet papers contain primarily kraft pulp with less than 10% mechanical pulp in its composition, and is therefore well-suited for high-end commercial applications, premium magazines, catalogs and direct mail. Groundwood papers include a fiber component produced through a mechanical pulping process. The use of such fiber results in a bulkier and more opaque paper that is better suited for applications where lighter weights and/or higher stiffness are required. In addition to mechanical pulp, groundwood papers typically include a kraft pulp component to improve brightness and print quality. Groundwood papers are coated (coated groundwood) for higher quality applications such as catalogs and magazines, or may contain a high percentage of filler content and are calendared (supercalendered) for higher volume applications such as retail inserts. Graphic papers revenues have been declining primarily due to the focus on digital media as opposed to traditional print advertising. Revenues from our graphic papers sales represented 62%, 62% and 60% of our total annual net sales for 2017, 2018 and 2019, respectively.

Specialty papers. We offer customized product solutions for our customers by producing paper grades with customer-specified weight, brightness and pulp mix characteristics, providing customers with cost benefits and/or brand differentiation. Our specialty papers portfolio, which includes a wide range of bleached and natural specialty papers, focuses on functionality, printability and innovative solutions to provide over 200 specialty paper grades for use in an array of applications including label and converting, flexible packaging and technical papers. End-uses range from beverage container labels to oil and grease resistant food packaging to pressure sensitive labels and thermal printing papers. Revenues from our specialty papers sales have increased as we continue to focus on new product development and productivity improvements to lessen our overall exposure to the declines in demand in the graphic papers market. Revenues from our specialty papers sales represented 30%, 31% and 31% of our total annual net sales for 2017, 2018 and 2019, respectively.

Packaging papers. Our packaging papers offerings include coated bleached board, kraft linerboard (also referred to as containerboard) and other kraft products. Packaging papers are a strategic growth area for Verso as we transform our total company grade mix to lessen our dependency on graphic printing and writing papers, which have been experiencing a prolonged decline in demand. Coated bleached board is manufactured similar to coated freesheet papers utilizing at least 90% bleached kraft pulp and is typically greater than one-hundredth of an inch in thickness while delivering functionality and convertibility. This product is used in applications such as packaging for point-of-purchase items or as laminated paperboard for box packaging where brand differentiation is desired. Containerboard, commonly called linerboard (outer) and medium (inner), is manufactured utilizing unbleached kraft pulp and is used principally as the outer and inner layers of corrugated boxes. Kraft paper is manufactured with both bleached and unbleached kraft pulp and has a wide variety of end uses, the most recognizable of which include grocery sacks, shopping bags and fast food bags. Revenues from our packaging papers sales represented 2%, 2% and 4% of our total annual net sales for 2017, 2018 and 2019, respectively.

Pulp. We produce and sell Northern Bleached Hardwood Kraft, or “NBHK” pulp. NBHK pulp is produced through the chemical kraft process using hardwoods. Hardwoods typically have shorter length fibers than softwoods and are used in a variety of end-use applications. NBHK describes pulp produced using a chemical process, whereby hardwood chips are combined with chemicals and steam to separate the wood fibers. The fibers are then washed and pressure screened to remove the chemicals and lignin which originally held the fibers together. Finally, the pulp is bleached to the necessary whiteness and brightness. NBHK pulp is used in applications where a brighter and whiter fiber based product is required. We can also offer Northern Bleached Softwood Kraft pulp, de-inked recycled pulp and unbleached virgin kraft pulp to help meet specific customer requirements. Revenues from our pulp sales represented 6%, 5% and 5% of our total annual net sales for 2017, 2018 and 2019, respectively.

Subsequent to the Pixelle Sale, the mix of revenue between graphic papers and specialty papers changed significantly due to the volume of specialty paper products previously produced at our Androscoggin and Stevens Point Mills. As a result of the Pixelle Sale, our mix of revenue has reverted to a higher concentration of graphic paper products. We continue to focus on product development and productivity improvements to lessen our overall exposure to the decline in demand of graphic papers.

Manufacturing

As of the date of this report, we operate seven paper machines at four mills located in Michigan, Minnesota and Wisconsin. The mills have an aggregate annual production capacity of approximately 1,970,000 tons of paper. In 2019, we shut down our paper mill in Luke, Maryland and agreed to sell our mills located in Jay, Maine and Stevens Point, Wisconsin, which sale closed on February 10, 2020. We believe our graphic, packaging and specialty papers mills are among the most efficient and lowest cost paper mills in North America based on the cash cost of delivery to Chicago, Illinois. We attribute our manufacturing efficiency, in part, to investments made in our mills, our R-GAP manufacturing benchmarking and our cost improvement program. Our facilities are strategically located within close proximity to major publication printing customers, which affords us the ability to deliver our products more quickly and cost-effectively.

The following table provides key information about our mills and operating paper machines’ capacity as of the date of this report. As discussed under “Overview” above, on February 10, 2020, we completed the sale of our Androscoggin Mill located in Jay, Maine and our Stevens Point Mill, located in Stevens Point, Wisconsin, which had annual production capacity of 450,000 tons and 210,000 tons, respectively.

Mill/Location	Product/Paper Grades	Paper Machines	Annual Production Capacity (in tons)(1)
Duluth, Minnesota	Supercalendered papers	1	270,000
Escanaba, Michigan	Coated, specialty and uncoated papers	3	730,000
Quinnesec, Michigan	Coated papers	1	430,000
Wisconsin Rapids, Wisconsin	Coated and packaging papers	2	540,000

(1)	Luke Mill (closed) annual production capacity of 450,000 tons is not included in our total paper production capacity.

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

Our indirect wholly-owned subsidiary, Consolidated Water Power Company, or “CWPCo,” provides electricity to our Wisconsin Rapids Mill in central Wisconsin. CWPCo has 33.3 megawatts of generating capacity on 39 generators located in five hydroelectric plants on the Wisconsin River. CWPCo is a regulated public utility and also provides electricity to a small number of residential, light commercial and industrial customers.

We utilize a manufacturing excellence program, called R-GAP, to take advantage of the financial opportunities that exist between the current or historical performance of our mills and the best performance possible given usual and normal constraints (i.e., configuration, geographical and capital constraints). Our continuous improvement process is designed to lower our cost position and enhance operating efficiency through reduced consumption of energy and material inputs, reduced spending on indirect costs and improved productivity, product quality and safety. The program utilizes benchmarking data to identify improvement initiatives and establish performance targets. Detailed action plans are used to monitor the execution of these initiatives and calculate the amount saved. We also use multi-variable testing, lean manufacturing, center of excellence teams, source-of-loss initiatives and best practice sharing to constantly improve our manufacturing processes and products. Since 2001, the Quinnesec Mill has been recognized in the Michigan Occupational Safety and Health Administration’s Voluntary Protection Program as a Star facility. The Michigan Voluntary Protection Program Star award is the state’s highest recognition for workplace safety programs and performance. Each year we develop and implement new efforts to continue our safety improvement and share our successes through the mentoring aspects of this important program.

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

Sales, Marketing and Distribution

We reach our end-users through several channels, including merchants, brokers, printers and direct sales to end-users. We sell our products to approximately 300 customers which comprise approximately 1,300 end-user accounts.

Sales to End-Users. In 2019, we sold 46% of our paper products directly to end-users, most of which are specialty converters and catalog and magazine publishers. These customers are typically large, sophisticated buyers who have the scale, resources and expertise to procure paper directly from manufacturers. We also focus on containerboard converters and general commercial print end-users. Customers for our pulp products are mostly other paper manufacturers.

Sales to Brokers and Merchants. Our largest indirect paper sales by volume are through brokers and merchants who resell the paper to end-users. In 2019, our sales to brokers and merchants represented 38% of our net sales. Brokers typically act as an intermediary between paper manufacturers and smaller end-users who do not have the scale or resources to cost effectively procure paper directly from manufacturers. The majority of the paper sold to brokers is resold to catalog publishers. We work closely with brokers to achieve market share in the catalog, magazine and insert end-user markets through collaborative selling.

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

Sales to Printers. In 2019, our sales to printers represented 16% of our net sales. The majority of these sales were to the two largest publication printers in the United States. Printers also effectively act as an intermediary between manufacturers and end-users in that they directly source paper for printing/converting and then resell it to their customers as a finished product.

The majority of our paper products are delivered directly from our manufacturing facilities to the printer or converter, regardless of the sales channel. In addition, we maintain a network of distribution centers located in the West, Midwest, South and Northeast close to our customer base to provide quick delivery. The majority of our pulp products are delivered to our customers’ paper mills.

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

Many of our customers provide us with forecasts of their paper needs, which allows us to plan our production runs in advance, optimizing production over our integrated mill system and thereby reducing costs and increasing overall efficiency. Generally, our sales agreements do not extend beyond the calendar year and provide for quarterly or semiannual price adjustments based on market price movements.

Customers

We participate in the graphic papers, specialty papers, packaging papers and pulp markets and have developed long-standing relationships with many premier customers in these areas. Our relationships with our ten largest customers average more than 20 years. Our two largest customers, Veritiv Corporation and Central National-Gottesman, together accounted for 25% of our net sales in 2019. In 2019, our ten largest customers (including Veritiv Corporation and Central National-Gottesman) together accounted for 60% of our net sales. Our key customers in the graphic papers market include Central National-Gottesman, Quad/Graphics, Inc., Meredith/Time, Veritiv Corporation and Midland Paper. Our key customers in the specialty papers market include Avery Dennison, UPM Raflatac and Mactac.

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

Competition

Our business is highly competitive. A significant number of North American competitors produce coated papers, specialty papers, packaging papers and pulp, and several overseas manufacturers export to North America. We compete based on a number of factors, including price, product availability, product quality, customer service, breadth of product offerings, timeliness of product delivery, market presence and degree of forward integration.

Foreign competition in North America is affected by the exchange rate of the U.S. dollar relative to other currencies’ market prices in North America and other markets, worldwide supply and demand and the cost of ocean-going freight.

While our product offering is broad in terms of grades produced (from coated and uncoated graphical grades, including web and sheeted products, to highly technical specialty grades), our largest offering is in the coated freesheet category, with about two-thirds in web form and one-third in sheets. This strategy is driven primarily by our alignment with the commercial print market with a secondary focus on catalogs and magazines for our coated freesheet grades. As of December 31, 2019, our principal competitors include Resolute Forest Products, UPM-Kymmene Corporation, Nine Dragons Paper and Sappi Limited, all of which have North American operations. UPM, Sappi and Nine Dragons Paper are headquartered overseas and also have overseas manufacturing facilities.

Employees
As of December 31, 2019, we had approximately 3,700 employees. Approximately 65% of our hourly workforce is represented by 16 local branches of the following unions: the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Services Workers International Union; the International Brotherhood of Electrical Workers; the Teamsters, Chauffeurs, Warehousemen and Helpers of America; the International Association of Machinists and Aerospace Workers; the Office and Professional Employees International Union; and the United Association of Journeymen and Apprentices of the Plumbing and Pipe Fitting Industry. On February 28, 2019, the United Steelworkers, or “USW,” who represent employees at four Verso sites, voted to ratify a new Master Labor Agreement, or the “Agreement,” covering five USW local branches, or approximately 80% of Verso’s hourly represented workforce as of December 31, 2019. The Agreement, which was effective on March 1, 2019, will run for a period of three years with staggered expiration dates at each of the affected sites. In addition, two smaller local unions (the International Brotherhood of Electrical Workers and the International Brotherhood of Teamsters) at two of the mill locations also signed and are participating in the Agreement. The remaining four smaller trade unions at two of the mill sites ratified new agreements in the fourth quarter 2019.

Environmental and Other Governmental Regulations

We are subject to a wide range of federal, state, regional and local general and industry-specific environmental, health and safety laws and regulations, including without limitation the Federal Water Pollution Control Act of 1972, or “Clean Water Act,” the federal Clean Air Act, the federal Resource Conservation and Recovery Act, the Comprehensive Environmental Response, Compensation and Liability Act of 1980, or “CERCLA,” the federal Occupational Safety and Health Act, the Toxic Substances Control Act, the Emergency Planning & Community Right-To-Know Act, the Oil Pollution Act and similar state and local laws. Our mills in Maine and Maryland also are subject to a regional regime designed to address climate change, the Regional Greenhouse Gas Initiative, or “RGGI,” which caps the maximum allowable greenhouse gases emitted by sources subject to the RGGI regime. We sold our mill in Maine in February 2020. In addition to our mill operational efforts to comply with the cap, we participate in transactions - for example, auctions and the secondary market for allowances under the RGGI - to help comply with the cap. In the future, we may be subject to additional federal, state, regional, local or supranational legislation related to climate change and greenhouse gas controls. Failure to comply with any of the above-noted climate change regulatory and legislative initiatives could have a material adverse effect on our business, financial condition and results of operations.

Among our activities subject to environmental regulation are the emissions of air pollutants, discharges of wastewater and stormwater, operation of dams, storage, handling, treatment and disposal of materials and waste, and remediation of soil, surface water and ground water contamination. Many environmental and health and safety laws and regulations provide for substantial fines or penalties and other civil and criminal sanctions for any failure to comply. In addition, failure to comply with these laws and regulations could result in significant costs for abatement measures, the interruption of our operations and/or facility shutdowns.

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

Compliance with environmental laws and regulations is a significant factor in our business. We have made, and will continue to make, significant expenditures to comply with these requirements and our permits. We incurred environmental capital expenditures of $1 million, $2 million and $3 million in 2017, 2018 and 2019, respectively.

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

In November 2019, the state of West Virginia asserted that four aboveground storage tanks at Verso’s Luke Mill leaked and that Verso had failed to take certain actions to prevent and report the release of pollutants into the Potomac River. In December 2019, the state of Maryland brought suit against Verso asserting the unlawful discharge of pollutants into the North Branch of the Potomac River from the Luke Mill. Also in November 2019, Verso received formal notice that the Potomac Riverkeeper Network (the “PRN”) intended to bring suit against Verso based on similar assertions. No such suit has been filed against Verso by the PRN as of the date of this Report. Verso closed the Luke Mill, which sits on the border of West Virginia and Maryland, in June 2019. Verso is working cooperatively and transparently with both Maryland and West Virginia regulatory agencies to address the concerns at the Luke Mill. Verso plans to vigorously defend itself in these matters. During 2019, Verso recorded $3 million of expense in Cost of products sold on the Consolidated Statement of Operations related to environmental remediation efforts, of which $2 million is included in Accrued and other liabilities on the Consolidated Balance Sheet as of December 31, 2019 (see Note 1 to our Consolidated Financial Statements). As additional information becomes available, the Company will re-assess the liabilities related to these matters and revise the estimated accruals, if necessary. The ultimate aggregate amount of probable monetary liability or financial impact with respect to these matters is subject to many uncertainties and could be material, but management cannot reasonably estimate the total amount or range of potential liability and possible losses at this time.

History

Verso Corporation was incorporated in 2006 in the state of Delaware. We began operations on August 1, 2006, when we acquired the assets and certain liabilities comprising the business of the Coated and Supercalendered Papers Division of International Paper. We were formed for the purpose of consummating the acquisition from International Paper. We completed our initial public offering of common stock on the New York Stock Exchange in May 2008.

On January 26, 2016, Verso and substantially all of its direct and indirect subsidiaries, or the “Debtors,” filed voluntary petitions for relief under Chapter 11 of Title 11 of the United States Code in the United States Bankruptcy Court for the District of Delaware. On June 23, 2016, the bankruptcy court entered an order confirming the Debtors’ First Modified Third Amended Joint Plan of Reorganization under Chapter 11 of the Bankruptcy Code dated as of June 20, 2016, or the “Plan.” On July 15, 2016, the Plan became effective pursuant to its terms and the Debtors emerged from their Chapter 11 cases, or the “Chapter 11 Cases.”

Available Information

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
Risks Relating to our Business
The paper industry has been facing a long-term structural decline and our profitability may continue to be adversely impacted by such decline.

The coated papers industry faces a long-term, structural decline. From 2016 to 2019, demand for printing and writing papers in North America fell by roughly 20%. North America demand for coated freesheet has declined 22% from 2016 to 2019. Similarly, North America demand for coated groundwood has declined 33% from 2016 to 2019. The demand for coated papers is expected to continue to steadily decline in the future, with market volumes in 2020 projected to be 6% below 2019 levels.

Adverse developments in general business and economic conditions could have an adverse effect on the demand for our products, our financial condition and results of operations.

General economic conditions may adversely affect industrial non-durable goods production, consumer spending, commercial printing and advertising activity, and consumer confidence, all of which impact demand for our products. During an economic downturn, end-users may reduce magazine subscriptions, contributing to lower demand for our products and advertising in printed magazines and catalogs may also decline, each of which could have a material adverse effect on our business, financial condition and results of operations. In addition, volatility in the capital and credit markets, which impacts interest and the availability of credit, could have a material adverse effect on our business, financial condition and results of operations.

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

Competition in our industry is based largely on price. We compete with foreign producers, some of which are lower-cost producers than we are or are subsidized by certain foreign governments. We also face competition from numerous North American coated papers manufacturers. Some of our competitors have advantages over us, including lower raw material and labor costs and may be subject to fewer environmental and governmental regulations.
Furthermore, due to the trend toward consolidation in our industry, some of our competitors have greater financial and other resources than we do or may be better positioned than we are to compete for certain opportunities. There is no assurance that we will be able to continue to compete effectively in the markets we serve.
Competition could cause us to lower our prices or lose sales to competitors, either of which could have a material adverse effect on our business, financial condition and results of operations. In addition, our ability to compete will be affected by product availability, the quality of our products, our breadth of product offerings, our ability to maintain mill efficiencies and to achieve high operating rates, manufacturing costs, our ability to distribute our products on time and availability and/or cost of wood fiber, market pulp, chemicals, energy, other raw materials and labor.

We will be unable to compete with respect to certain specialty paper products for a period of two years after the closing of the Pixelle Sale.

The Purchase Agreement entered into in connection with the Pixelle Sale provides that for a period of two years beginning on the closing date of February 10, 2020, Verso and its affiliates (excluding stockholders of Verso) have agreed not to engage in, own, operate or assist any other business or person in engaging in the business of designing, manufacturing, and selling any specialty paper products related to: (i) coated thermal transfer papers manufactured and sold at the Stevens Point Mill, (ii) coated direct thermal base papers manufactured and sold at the Stevens Point Mill or (iii) uncoated flexible packaging manufactured and sold at the Androscoggin Mill, subject to customary exceptions as outlined in the Purchase Agreement. These restrictions may prevent us from pursuing business opportunities that would be attractive to us or our stockholders.

Because our operations at our Androscoggin Mill and our Stevens Point Mill collectively represented approximately 22% of our revenues over the twelve months ended December 31, 2019, our business following the sale of these mills and the closing of the Pixelle Sale will be reduced and less diversified.

The reduction in the scale and scope of our business as a result of the Pixelle Sale will expose a larger portion of our business to the type of risks associated with the market for graphic papers. In addition, a greater portion of our product line will now be exposed to greater secular and cyclical risks associated with our business. If these difficulties or challenges cannot be overcome, our business may not be successful and they could have a material adverse effect on our business, financial condition and results of operations.

We depend on a small number of customers for a significant portion of our business. Furthermore, we may have credit exposure to these customers through extension of trade credits.

Our two largest customers, Veritiv Corporation and Central National-Gottesman, together accounted for 25% of our net sales in 2019. In 2019, our ten largest customers (including Veritiv Corporation and Central National-Gottesman) together accounted for 60% of our net sales. The loss of, or reduction in orders from any of these customers could have a material adverse effect on our business, financial condition and results of operations, as could significant customer disputes regarding shipments, price, quality, or other matters.
In addition, we generally do not have long-term contracts with our customers that ensure a continuing level of business from them. Our agreements with our customers are not exclusive and generally do not contain minimum volume purchase commitments. Our relationship with our customers will depend on our ability to continue to meet their needs for quality products and services at competitive prices. If we lose customers or if we experience a significant decline in sales volume, we may not be able to quickly replace the lost revenue and our operating results and business could be affected.

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

•
Market prices for paper products typically are not directly affected by raw material costs or other costs of sales, and consequently we have limited ability to pass through increases in these raw materials and/or other sales costs to our customers absent increases in the market price. Thus, even though our costs may increase, we may not have the ability to increase the prices for our products or the prices for our products may decline.

•
The manufacturing of coated papers is highly capital-intensive and a large portion of our operating costs are fixed. Additionally, paper machines are large, complex machines that are more efficient when operated continuously. Consequently, both we and our competitors typically continue to run our machines whenever marginal sales exceed the marginal costs, adversely impacting prices at times of lower demand.

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

We run our paper machines on a nearly continuous basis for maximum efficiency. Any downtime at any of our paper mills, including as a result of or in connection with planned maintenance and capital expenditure projects, results in unabsorbed fixed costs that could negatively affect our results of operations for the period in which we experience the downtime. Due to the extreme operating conditions inherent in some of our manufacturing processes, we may incur unplanned business interruptions from time to time due to, among other things, transportation interruptions and mechanical, power or structural failures at our facilities. As a result, we may not generate sufficient cash flow to satisfy our operational needs. In addition, the geographic areas where our production is located and where we conduct our business may be affected by natural disasters, including snow storms, forest fires and flooding. Such natural disasters could cause our mills to stop running, which could have a material adverse effect on our business, financial condition and results of operations. Furthermore, during periods of weak demand for paper products or periods of rising costs, we have experienced and may in the future experience market-related downtime, which could have a material adverse effect on our financial condition and results of operations.
We may be required to record significant closure costs and long-lived asset impairment or accelerated depreciation charges.

We have responded to changing market dynamics by optimizing assets and streamlining our production, including idling or shutting down certain paper machines and facilities. For example, in April 2019, we announced the permanent shutdown of the Luke Mill; in November 2016, we announced the closure of our Memphis office headquarters and relocation of our Corporate headquarters to Miamisburg, Ohio; in August 2015, we announced plans to shut down the No. 1 pulp dryer and No. 2 paper machine at our Androscoggin Mill in Jay, Maine, and to indefinitely idle our mill in Wickliffe, Kentucky; in April 2016, we announced our decision to permanently close the mill in Wickliffe, Kentucky. If demand for our products continues to decline, or if the pace of decline accelerates, it may be necessary to curtail production even further or permanently shut down certain machines and facilities. In addition to the potential loss of production, curtailments and shutdowns could result in asset impairments or accelerated depreciation and cash closure costs for the affected facilities, including restructuring charges and exit or disposal costs, which could negatively impact our cash flows and have a material adverse effect on our financial condition and results of operations.
Losses related to the impairment of long-lived assets to be held and used are recognized when circumstances, such as continuing losses or demand declines in certain businesses, indicate the carrying value of an asset group may not be recoverable. When indicators that the carrying value of an asset group may not be recoverable are present, we evaluate the carrying value of the asset group in relation to its estimated undiscounted future cash flows. If the carrying value of an asset group is greater than the estimated undiscounted future cash flows to be generated by the asset group, an impairment charge is recognized based on the excess of the asset group’s carrying value over its fair value. If it is determined that the carrying value of an asset group is recoverable, we review and adjust, as necessary, the estimated useful lives of the assets in the group. If there were to be a triggering event, it is possible that we could record non-cash long-lived asset impairment or accelerated depreciation charges in future periods, which would be recorded as operating expenses and would directly and negatively impact our financial condition and results of operations.
We may be unable to obtain energy or raw materials, including petroleum-based chemicals, at favorable prices or at all.

We purchase substantial amounts of energy, wood fiber, market pulp, chemicals and other raw materials from third parties. We may experience shortages of energy supplies or raw materials or be forced to seek alternative sources of supply. If we are forced to seek alternative sources of supply, we may not be able to do so on terms as favorable as our current terms or at all. The prices for energy and many of our raw materials, especially petroleum-based chemicals, have been volatile and may be volatile in the future. Chemical suppliers that use petroleum-based products in the manufacture of their chemicals may, due to a supply shortage and cost increase, ration the amount of chemicals available to us and/or we may not be able to obtain the chemicals we need to operate our business at favorable prices, if at all. In addition, certain specialty chemicals that we currently purchase are available only from a small number of suppliers. If any of these suppliers were to cease operations or cease doing business with us in the future, we may be unable to obtain such chemicals at favorable prices, if at all.

The supply of energy or raw materials may be adversely affected by, among other things, natural disasters or an outbreak or escalation of hostilities between the United States and any foreign power, and, in particular, events in the Middle East or weather events such as hurricanes could result in a real or perceived shortage of oil or natural gas, which could result in an increase in energy or chemical prices. In addition, wood fiber is a commodity and prices historically have been cyclical. The primary source for wood fiber is timber. Environmental litigation and regulatory developments have caused, and may cause in the future, significant reductions in the amount of timber available for commercial harvest in Canada and the United States. In addition, future domestic or foreign legislation, litigation advanced by aboriginal groups, litigation concerning the use of timberlands, the protection of endangered species, the promotion of forest biodiversity and the response to and prevention of wildfires and campaigns or other measures by environmental activists also could affect timber supplies. The availability of harvested timber may further be limited by factors such as fire and fire prevention, insect infestation, disease, ice and wind storms, droughts, floods and other natural and man-made causes. Additionally, due to increased fuel costs, suppliers, distributors and freight carriers have charged fuel surcharges, which have increased our costs. Any significant shortage or significant increase in our energy or raw material costs in circumstances where we cannot raise the price of our products due to market conditions could have a material adverse effect on our business, financial condition and results of operations.
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

As part of our business strategy, we identify opportunities to improve profitability by reducing costs and enhancing productivity. For example, through our continuous process improvement program, we have implemented focused programs to optimize material and energy sourcing and usage, reduce repair costs and control overhead. We will continue to utilize the process improvement program to drive cost reductions and operating improvements in our mill system and have targeted additional profitability enhancements in the next twelve months. Our strategy assumes that increases in productivity through our continuous process improvement program, including through a more efficient manufacturing process or engineering design enhancements, will result in economies of scale, and global competitive sourcing of our materials will reduce our raw material and other costs. Any cost savings or productivity enhancements that we expect to realize from such efforts may differ materially from our estimates. Cost savings or productivity enhancements that we realize may be offset, in whole or in part, by reductions in pricing or volume, or through increases in other expenses, including wood, chemicals and energy. We cannot assure you that these initiatives will be completed as anticipated or that the benefits we expect will be achieved on a timely basis, or at all.

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

All members of our current Board of Directors were appointed in the last six months, and the transition to a new Board of Directors will be critical to our success.

All of our current directors were appointed or elected to our Board of Directors in the last six months and they are expanding their knowledge of our operations and strategic plans. The ability of our new directors to quickly expand their knowledge of our business plans, operations, strategies and technologies will be critical to their ability to make informed decisions about our strategy and operations, particularly given the competitive environment in which our business operates and the need to quickly adjust to technological trends and advancements. Our ability to compete effectively and profitably could be adversely affected if we are not successful in execution of our strategy.

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

As of December 31, 2019, we had approximately 3,700 employees. Approximately 65% of our hourly workforce is represented by 16 local branches of the following unions: the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Services Workers International Union; the International Brotherhood of Electrical Workers; the Teamsters, Chauffeurs, Warehousemen and Helpers of America; the International Association of Machinists and Aerospace Workers; the Office and Professional Employees International Union; and the United Association of Journeymen and Apprentices of the Plumbing and Pipe Fitting Industry. On February 28, 2019, the USW, who represent employees at four Verso sites, voted to ratify a new Master Labor Agreement covering five USW local branches, or approximately 80% of Verso’s hourly represented workforce as of December 31, 2019. The Agreement, which was effective on March 1, 2019, will run for a period of three years with staggered expiration dates at each of the affected sites. In addition, two smaller local unions (the International Brotherhood of Electrical Workers and the International Brotherhood of Teamsters) at two of the mill locations also signed and are participating in the Agreement. The remaining four smaller trade unions at two of the mill sites ratified new agreements in the fourth quarter 2019. We may become subject to material cost increases as a result of future actions taken by the labor unions. This could increase expenses in absolute terms and/or as a percentage of net sales. In addition, although we believe we have a good relationship with our employees, work stoppages or other labor disturbances may occur in the future. Any of these factors could lead to operational delays or increased costs, which could negatively affect our business, financial condition and results of operations.

Security breaches and other disruptions to our information technology infrastructure may interfere with our operations and could compromise our information and the information of our customers and suppliers, exposing us to liability which would cause our business and reputation to suffer.

In the ordinary course of business, we rely upon information technology networks and systems, some of which are managed by third parties, to process, transmit and store electronic information and to manage or support a variety of business processes and activities, including supply chain, manufacturing, distribution, invoicing and collection of payments from customers. We use information technology systems to record, process and summarize financial information and results of operations for internal reporting purposes and to comply with regulatory financial reporting, legal and tax requirements. Additionally, we collect and store sensitive data, including intellectual property, proprietary business information, the propriety business information of our customers and suppliers, as well as personally identifiable information of our employees, in data centers and on information technology networks. The secure operation of these information technology networks and the processing and maintenance of this information is critical to our business operations and strategy. Despite security measures and disaster recovery plans, our information technology networks and infrastructure may be vulnerable to damage, disruptions or shutdowns due to security breaches, including those caused by physical or electronic break-ins, computer viruses, malware, attacks by hackers, employee error and disruptions caused from unauthorized access and tampering, or other disruptions during the process of upgrading or replacing computer software or hardware, power outages, telecommunication or utility failures or natural disasters or other catastrophic events. The occurrence of any of these events could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. In addition, we believe cyberattack attempts are increasing in number and that cyber attackers are developing increasingly sophisticated systems and means to not only access and attack systems, but also to evade detection or to obscure their activities. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability or regulatory penalties under laws protecting the privacy of personal information, disrupt operations and damage our reputation, which could adversely affect our business, financial condition and results of operations.

We depend on third parties for certain transportation services.

We rely primarily on third parties for transportation of our products to our customers and transportation of our raw materials to us, in particular, by truck and train. The transportation industry is subject to legislative and regulatory changes that can affect the economics of those third-party transportation providers by requiring changes in their operating practices or influencing the demand for, and the cost of providing transportation services. If any third-party transportation provider fails to deliver our products in a timely manner, we may be unable to sell them at full value. Similarly, if any transportation provider fails to deliver raw materials to us in a timely manner, we may be unable to manufacture our products on a timely basis. Shipments of products and raw materials may be delayed due to weather conditions, strikes or other events. Any failure of a third-party transportation provider to deliver raw materials or products in a timely manner could harm our reputation, negatively impact our customer relationships and have a material adverse effect on our business, financial condition and results of operations. In addition, our ability to deliver our products on a timely basis could be adversely affected by the lack of adequate availability of transportation services, especially rail capacity, whether because of work stoppages or otherwise. If any of these third-party transportation providers were to cease operations or cease doing business with us, we may be unable to replace them at a reasonable cost. Furthermore, we may experience increases in the cost of our transportation services as a result of rising fuel costs and surcharges (primarily in diesel fuel). Since we have a limited ability to pass these increased costs through to our customers, they could have a material adverse effect on our business, financial condition and results of operations.
We are subject to various environmental, health and safety laws and regulations that could impose substantial costs or other liabilities upon us.
We are subject to a wide range of federal, state, regional and local general and industry-specific environmental, health and safety laws and regulations, including those relating to air emissions (including greenhouse gases and hazardous air pollutants), wastewater discharges, solid and hazardous waste management and disposal, site remediation and natural resources. Compliance with these laws and regulations, and permits issued thereunder, is a significant factor in our business and may be subject to the same or even increased scrutiny and enforcement actions by regulators. We have made, and will continue to make significant expenditures to comply with these requirements and permits, which may impose increasingly more stringent standards over time as they are renewed or modified by the applicable governmental authorities. In addition, we handle and dispose of waste arising from our mill operations and operate a number of on-site landfills to handle that waste. We are required to maintain financial assurance (in the form of letters of credit and other similar instruments) for the projected cost of closure and post-closure care for certain landfill operations. We could be subject to potentially significant fines, penalties, criminal sanctions, plant shutdowns or interruptions in operations for any failure to comply with applicable environmental, health and safety laws, regulations and permits. Moreover, under certain environmental laws, a current or previous owner or operator of real property, and parties that generate or transport hazardous substances that are disposed of at real property, may be held liable for the full cost to investigate or clean up such real property and for related damages to natural resources. We may be subject to liability, including liability for investigation and cleanup costs, if contamination is discovered at one of our current or former paper mills, other properties or other locations where we have disposed of or arranged for the disposal of waste.
Actions of activist stockholders could cause us to incur substantial costs, divert management's attention and resources, and have an adverse effect on our business.

We were the target of activist stockholder activities in 2019 and early 2020. If these activities were to recur, our business could be adversely affected because (i) responding to proxy contests and reacting to other actions by activist stockholders can be costly and time-consuming, disruptive to our operations and divert the attention of management and our employees and (ii) perceived uncertainties as to our future direction, strategy or leadership caused by activist activities may result in the loss of potential business opportunities, harm our ability to attract new investors, customers, employees, suppliers and other strategic partners, and cause our price of our common stock to experience periods of volatility or stagnation.

We may from time to time pursue opportunistic acquisitions the success of which could have a material adverse effect on our business.
In the past, we have pursued acquisitions to complement or expand our business. If we identify an acquisition candidate, we may not be able to successfully negotiate or finance the acquisition or integrate the acquired businesses with our existing business and services. Future acquisitions could result in potentially dilutive issuances of equity securities and the incurrence of debt and contingent liabilities, amortization expenses and goodwill. The negotiation of any transaction, its completion and subsequent integration of any business acquired may be complex and time consuming, involve significant costs and may result in a distraction of management’s attention from ongoing business operations. We may be affected materially and adversely if we are unable to successfully integrate businesses that we acquire. Similarly, we may divest portions of our business, which may also have material and adverse effects.

We may incur debt from time to time under our ABL Facility and we also may incur additional debt through other means.
We had $276 million of borrowing availability under our ABL Facility (as defined below) as of December 31, 2019. We also may incur additional debt in the future through other means. Our ability to make scheduled payments of principal and interest or to refinance our indebtedness depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not generate cash flow from operations in the future sufficient to service our current or future debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or dilutive.

Financial covenants and restrictions under our ABL Facility could result in an event of default or limit our ability to pursue business strategies and, therefore, have a material adverse effect on our business, financial condition and results of operations.

Under the ABL Facility, we are required to maintain a minimum fixed charge coverage ratio when the excess availability under such facility is less than the greater of (a) 10% of the lesser of (i) the borrowing base at such time and (ii) the aggregate amount of revolving facility commitments at such time or (b) $27.5 million.

The ABL Facility also contains certain covenants which, among other things and subject to certain exceptions, restrict Verso Paper and certain of its subsidiaries’ ability to incur additional debt or liens, pay dividends, repurchase equity interests, prepay other indebtedness, sell, transfer, lease or dispose of assets and make investments in or merge with another company, make capital expenditures, enter into sale and leaseback provisions, engage or enter into any new line of business, enter into transactions with our affiliates; or amend or modify certain provisions of our, and our subsidiaries’, organizational documents.

If we were to violate any of the covenants under the ABL Facility and were unable to obtain a waiver, it would be considered a default after the expiration of any applicable grace period and no additional borrowings would be available until the default was waived or cured. If we were in default under the ABL Facility, then the lenders thereunder may exercise remedies under such facility in accordance with the terms thereof, including declaring all outstanding borrowings immediately due and payable and the termination any commitments they have to provide further borrowings. If we are unable to repay our indebtedness when due or declared due, the lenders thereunder will also have the right to proceed against the collateral pledged to them to secure the indebtedness. If such indebtedness were to be accelerated, our assets may not be sufficient to repay in full our secured indebtedness.

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

As of December 31, 2019, we have a defined benefit pension plan covering approximately 64% of our employees. As of December 31, 2015, all of our defined benefit pension plans were frozen to new entrants. As of December 31, 2019, the projected benefit obligation for our pension plan was $1,542 million and the fair value of the pension plan assets was $1,173 million. The total underfunded status of the pension obligation calculated on a projected benefit obligation basis as of December 31, 2019 was $369 million. In connection with the Pixelle Sale on February 10, 2020, Pixelle assumed approximately $35 million of Verso’s unfunded pension liabilities (see Note 19 to our Consolidated Financial Statements). In 2020, we expect to make cash contributions to the pension plan of $54 million (see Note 12 to our Consolidated Financial Statements). A deterioration in the value of plan assets could cause the unfunded status of the pension plan to increase, thereby increasing our obligation to make additional contributions to the plan. In addition, we will require future operating cash flows to fund our pension obligations, which could restrict available cash for our operations, capital expenditures and other requirements. We also may not generate sufficient cash to satisfy these obligations, which could require us to seek funding from other sources, including through additional borrowings, which could materially increase our outstanding debt or debt service requirements.

Litigation could be costly and harmful to our business.

We are involved, from time to time, in claims and legal proceedings relating to contractual, employment, environmental, intellectual property and other matters incidental to the conduct of our business. Although we do not believe that any currently pending claims or legal proceedings are likely to result in an unfavorable outcome that would have a material adverse effect on our financial condition or results of operations, we may become involved in such claims and legal proceedings in the future that could result in unfavorable outcomes and could have a material adverse effect on our financial condition and results of operations.

Risks Relating to Verso’s Common Stock
Our stock price may be volatile and stockholders may be unable to sell shares at or above the price at which they purchased them.

Since January 1, 2019 to the date of filing this annual report on Form 10-K, our Class A common stock price ranged from $9.61 per share to $26.18 per share. The market price of our common stock may continue to be highly volatile and could be subject to wide fluctuations. In addition, the trading volume of our common stock may fluctuate and cause significant price variations to occur. Volatility in the market price of our common stock may prevent you from being able to sell your shares at or above the price you paid for your shares of common stock. The market price for our common stock could fluctuate significantly for various reasons, including:

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

As of the date of filing this annual report on Form 10-K, we have outstanding (i) warrants to purchase 1.8 million shares of our common stock, or the “Plan Warrants,” at an exercise price of $27.86 that expire on July 15, 2023 and (ii) 0.9 million restricted stock units. In addition, as of the date of filing this annual report on Form 10-K, we have 2.3 million shares of common stock reserved for future issuance under our Verso Corporation Performance Incentive Plan. The exercise of equity awards, including any stock options that we may grant in the future, Plan Warrants, and the sale of shares of our common stock underlying any such options or the Plan Warrants, could have an adverse effect on the market for our common stock, including the price that an investor could obtain for their shares. Investors may experience dilution in the net tangible book value of their investment upon the exercise of the Plan Warrants and any stock options that may be granted or issued pursuant to the Verso Corporation Performance Incentive Plan in the future.

Our Amended and Restated Bylaws, our Certificate of Incorporation and Delaware law contain provisions that could discourage another company from acquiring us and may prevent attempts by our stockholders to replace or remove our current management.

Provisions of our Amended and Restated Bylaws and Amended and Restated Certificate of Incorporation, as amended, or the “Certificate of Incorporation,” which became effective on July 15, 2016, and Delaware law may discourage, delay or prevent a merger or acquisition that stockholders may consider favorable, including transactions in which our stockholders might otherwise receive a premium for their shares. In addition, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace or remove our Board of Directors. These provisions include:

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

Our Certificate of Incorporation designates the Court of Chancery of the State of Delaware as the exclusive forum for certain litigation that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us.

Our Certificate of Incorporation provides that, unless we consent in writing to alternative forums, the Court of Chancery of the State of Delaware will be the exclusive forum for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed to us by our directors, officers, or stockholders, (iii) any action asserting a claim against us arising under the Delaware General Corporation Law or to which the Delaware General Corporation Law confers jurisdiction on the Court of Chancery of the State of Delaware, or (iv) any action asserting a claim governed by the internal affairs doctrine. We may consent in writing to alternative forums. This exclusive forum provision is intended to apply to claims arising under Delaware state law and would not apply to claims brought pursuant to the Exchange Act or Securities Act or any other claim for which the federal courts have exclusive jurisdiction. The exclusive forum provision in our Certificate of Incorporation does not relieve us of our duties to comply with the federal securities laws and the rules and regulations thereunder, and our stockholders are not deemed to have waived our compliance with these laws, rules and regulations.

This choice of forum provision in our Certificate of Incorporation may limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us, which may discourage lawsuits against Verso and our directors, officers and other employees. In addition, stockholders who do bring a claim in the Court of Chancery of the State of Delaware could face additional litigation costs in pursuing any such claim, particularly if they do not reside in or near Delaware. The Court of Chancery of the State of Delaware may also reach different judgments or results than would other courts, including courts where a stockholder would otherwise choose to bring the action, and such judgments or results may be more favorable to Verso than to our stockholders. However, the enforceability of similar exclusive forum provisions in other companies’ certificates of incorporation has been challenged in legal proceedings, and it is possible that a court could find this type of provision to be inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings. If a court were to find the exclusive forum provision contained in Verso’s Certificate of Incorporation to be inapplicable or unenforceable in an action, Verso might incur additional costs associated with resolving such action in other jurisdictions.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

As of December 31, 2019, we operated twelve paper machines at six mills located in Maine, Michigan, Minnesota and Wisconsin with a total annual paper production capacity of approximately 2,630,000 tons. Subsequent to December 31, 2019, on February 10, 2020, we closed the Pixelle Sale and sold all of the assets related to our Androscoggin Mill located in Jay, Maine, and Stevens Point Mill, located in Stevens Point, Wisconsin.

Our material facilities as of December 31, 2019 are shown in the following table:

Location	Use	Owned/Leased
Miamisburg, Ohio	corporate office	leased
Duluth, Minnesota	paper mill	owned
Escanaba, Michigan	paper mill	owned
Jay (Androscoggin), Maine(1)	paper mill/kraft pulp mill	owned
Luke, Maryland(2)	paper mill, warehouse and converting	owned
Quinnesec, Michigan	paper mill/kraft pulp mill	owned
Stevens Point, Wisconsin(1)	paper mill	owned
Wisconsin Rapids, Wisconsin	paper mill, warehouse and converting	owned

(1)	Verso completed the sale of its Androscoggin Mill and Stevens Point Mill on February 10, 2020.

(2)	Verso completed the shutdown and closure of the Luke Mill in June 2019 (see Note 14 to our Consolidated Financial Statements).

Item 3.  Legal Proceedings

We are involved from time to time in legal proceedings incidental to the conduct of our business. While any proceeding or litigation has the element of uncertainty, we believe that the outcome of any of these lawsuits or claims that are pending or threatened or all of them combined (other than those that cannot be assessed due to their preliminary nature) will not have a material effect on the Consolidated Financial Statements (see Note 17 to our Consolidated Financial Statements).

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The Company’s Class A common stock is listed on the New York Stock Exchange under the symbol “VRS.”

Holders

As of February 14, 2020, there were 69 stockholders of record of our Class A common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, including 34,579,494 shares of our Class A common stock where the registered shareholder is Cede & Co., we are unable to estimate the total number of stockholders represented by these record holders.

Dividends

We have not declared or paid any cash dividends on shares of our common stock during the years ended December 31, 2017, 2018 and 2019. Any future determination relating to our dividend policy will be made at the discretion of our Board of Directors and will depend on then existing conditions, including our financial condition, results of operations, contractual restrictions, capital requirements, business prospects and other factors that our Board of Directors may deem relevant. As of the date of this report, the Company plans to initiate a quarterly dividend of $0.10 per share starting in the second quarter of 2020.

Issuer Repurchases of Equity Securities

There were no repurchases of equity securities by Verso in the fourth quarter 2019.

Performance Graph

The following performance graph and related information shall not be deemed “soliciting material” or “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act or the Exchange Act except to the extent that it is specifically incorporated by reference into such filing.

The following graph compares the cumulative total stockholder return of our common stock with the cumulative total return of the Russell 2000 Index and a peer group index(1) for the period July 19, 2016 (our first day of trading on the NYSE following our emergence from the 2016 bankruptcy) through December 31, 2019. The graph assumes that $100 was invested in our common stock, the Russell 2000 Index and the peer group index at the close of business on July 19, 2016, and that all dividends were reinvested. Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.

	Verso Corporation	Peer Group(1)	Russell 2000
July 19, 2016	$100.00	$100.00	$100.00
December 30, 2016	59.17	111.68	113.05
December 29, 2017	146.42	140.11	127.91
December 31, 2018	186.67	106.64	112.34
December 31, 2019	150.25	136.13	138.99

(1)
The peer group index includes companies in a similar industry which were used by Verso for compensation decisions in 2018. The peer group index includes: Clearwater Paper Corporation, Domtar Corporation, P.H. Glatfelter Company, Graphic Packaging Holding Company, Greif, Inc., Neenah Paper, Inc., Packaging Corporation of America, Resolute Forest Products Inc., Schweitzer-Mauduit International, Inc. and Sonoco Products Company. In June 2019, Bemis Company, Inc. was acquired by another company. As such, Bemis Company, Inc. is no longer used by Verso for compensation decisions and was removed from the peer group index for the periods presented above.

Item 6.  Selected Financial Data

The following table presents our selected historical financial data as of and for the year ended December 31, 2015 (Predecessor), for the period from January 1, 2016 to July 14, 2016 (Predecessor), for the period from July 15, 2016 to December 31, 2016 (Successor) and for the years ended December 31, 2017, 2018 and 2019 (Successor). The following information is only a summary and has been derived from the Consolidated Financial Statements. It should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and their related notes, and the other financial information, included elsewhere in this annual report. Historical results are not indicative of future results.

The Consolidated Financial Statements for the reporting entity subsequent to emergence from the Chapter 11 Cases, or the “Successor,” are not comparable to the Consolidated Financial Statements for the reporting entity prior to emergence from the Chapter 11 Cases, or the “Predecessor.”

	Predecessor		Successor
		January 1, 2016	July 15, 2016
	Year Ended	Through	Through
	December 31,	July 14,	December 31,	Year Ended December 31,
(Dollars in millions except per share amounts)	2015	2016	2016	2017	2018	2019
Statement of Operations Data:
Net sales	$3,122	$1,417	$1,224	$2,461	$2,682	$2,444
Costs and expenses:
Cost of products sold - (exclusive of depreciation and amortization)	2,738	1,250	1,126	2,250	2,321	2,138
Depreciation and amortization	308	100	93	115	111	183
Selling, general and administrative expenses	190	96	53	107	102	104
Restructuring charges	54	151	11	9	1	52
Other operating (income) expense(1)	1	(57)	8	1	(5)	4
Operating income (loss)	(169)	(123)	(67)	(21)	152	(37)
Interest expense	270	39	17	38	33	2
Other (income) expense(2)	(14)	(2)	(32)	(21)	(52)	(18)
Income (loss) before reorganization items, net	(425)	(160)	(52)	(38)	171	(21)
Reorganization items, net(3)	—	(1,338)	—	—	—	—
Income (loss) before income taxes	(425)	1,178	(52)	(38)	171	(21)
Income tax expense (benefit)(4)	(3)	—	(20)	(8)	—	(117)
Net income (loss)	$(422)	$1,178	$(32)	$(30)	$171	$96
Per Share Data:
Income (loss) per common share:
Basic	$(5.19)	$14.39	$(0.93)	$(0.87)	$4.97	$2.78
Diluted	(5.19)	14.39	(0.93)	(0.87)	4.88	2.74
Weighted average common shares outstanding (in thousands):
Basic	81,295	81,847	34,391	34,432	34,514	34,625
Diluted	81,295	81,847	34,391	34,432	35,096	35,134
Statement of Cash Flows Data:
Cash provided by (used in) operating activities	$(266)	$25	$17	$153	$283	$125
Cash provided by (used in) investing activities	110	32	(41)	(40)	(52)	(104)
Cash provided by (used in) financing activities	153	(11)	(20)	(113)	(212)	(5)
Other Financial and Operating Data:
EBITDA(5)	$153	$1,317	$58	$115	$315	$164
Capital expenditures	(64)	(31)	(42)	(40)	(73)	(105)
Total tons sold (in thousands)	3,647	1,676	1,473	2,959	2,927	2,647
Balance Sheet Data:
Working capital(6)	$371	$463	$412	$309	$300	$308
Property, plant and equipment, net	1,857	1,180	1,132	1,062	1,016	945
Total assets	2,710	2,006	1,855	1,732	1,699	1,721
Total debt and finance leases	2,879	310	293	190	—	7
Total equity (deficit)	(1,183)	675	770	746	906	1,013

(1)	Other operating (income) expense for the period from January 1, 2016 to July 14, 2016 (Predecessor) primarily reflects the gain on sale of hydroelectric facilities in January 2016.

(2)
Other (income) expense in 2018 (Successor) includes $42 million of income related to countervailing duty settlement gains pursuant to the settlement agreement, or “the Settlement Agreement,” entered into in March 2018 with Canadian producers of supercalendered papers, Port Hawkesbury Paper Limited Partnership and certain related entities.

(3)
Reorganization items, net, for the period from January 1, 2016 to July 14, 2016 (Predecessor) represented expenses and income directly associated with the Predecessor’s bankruptcy filing. This amount represents primarily a gain on settlement of liabilities subject to compromise of $1,992 million, partially offset by a loss of $651 million due to the revaluation of our assets and liabilities as part of the application of fresh start accounting as of July 15, 2016.

(4)	Income tax benefit in 2019 is primarily driven by a release of the income tax valuation allowances on all federal deferred tax assets and certain state tax credits.

(5)
EBITDA consists of earnings before interest, taxes, depreciation and amortization. Our use of EBITDA is further discussed in the “Reconciliation of Net Income (Loss) to EBITDA and Adjusted EBITDA” section of Item 7 herein. The following table reconciles net income (loss) to EBITDA for the periods presented:

	Predecessor		Successor
		January 1, 2016	July 15, 2016
	Year Ended	Through	Through
	December 31,	July 14,	December 31,	Year Ended December 31,
(Dollars in millions)	2015	2016	2016	2017	2018	2019
Reconciliation of net income (loss) to EBITDA:
Net income (loss)	$(422)	$1,178	$(32)	$(30)	$171	$96
Income tax expense (benefit)	(3)	—	(20)	(8)	—	(117)
Interest expense	270	39	17	38	33	2
Depreciation and amortization	308	100	93	115	111	183
EBITDA	$153	$1,317	$58	$115	$315	$164

(6)	Working capital is defined as current assets net of current liabilities, excluding the current portion of long-term debt and finance leases.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are the leading North American producer of coated papers, which are used primarily in commercial print, magazines, catalogs, high-end advertising brochures and annual reports, among other media and marketing publications. We produce a wide range of products, ranging from coated freesheet and coated groundwood, to specialty papers, packaging papers, inkjet and digital papers, supercalendered papers and uncoated freesheet. We also produce and sell bleached and unbleached market kraft pulp, which is used to manufacture paper and packaging products.

As of the date of this report, we operate seven paper machines at four mills located in Michigan, Minnesota and Wisconsin. The mills have an aggregate annual production capacity of approximately 1,970,000 tons of paper. In 2019, we shut down our paper mill in Luke, Maryland and agreed to sell our mills located in Jay, Maine and Stevens Point, Wisconsin, which closed on February 10, 2020.

Financial Overview

In 2019, net sales decreased $238 million, or 9% compared to 2018, which was primarily attributable to a decrease in sales volume, partially offset by improved price and sales mix. Total company sales volume was down from 2,927 thousand tons during the year ended December 31, 2018, to 2,647 thousand tons during the year ended December 31, 2019, driven by the closure of our Luke Mill, continued decline of graphic paper demand and increased pressure from imports. Our gross margin, excluding depreciation and amortization expenses, was 13% in both 2019 and 2018.

Recent Developments

Sale of Androscoggin Mill and Stevens Point Mill

On November 11, 2019, we entered into a Purchase Agreement with Pixelle, whereby we agreed to sell to Pixelle all of the outstanding membership interests in Verso Androscoggin LLC, an indirect wholly owned subsidiary of Verso and the entity that, as of the closing date, held the assets primarily related to Verso’s Androscoggin Mill located in Jay, Maine, and Stevens Point Mill, located in Stevens Point, Wisconsin. The transaction was approved by Verso’s stockholders on January 31, 2020 and closed on February 10, 2020. As consideration for the Pixelle Sale, (i) we received approximately $346 million in cash, which reflects certain adjustments in respect of our estimates of cash, indebtedness and working capital of Verso Androscoggin, LLC as of the closing date, and (ii) Pixelle assumed approximately $35 million of Verso’s unfunded pension liabilities. The consideration for the sale will be subject to final post-closing adjustments pursuant to the terms of the Purchase Agreement. The Pixelle Sale reduced the aggregate annual production capacity of our mills by approximately 660,000 tons. The Androscoggin and Stevens Point Mills together represented approximately 22% of our revenues for the year ended December 31, 2019 (see Note 19 to our Consolidated Financial Statements).

Luke Mill Closure

On April 30, 2019, we announced the permanent shutdown of our paper mill in Luke, Maryland in response to the continued decline in customer demand for the grades of coated freesheet paper produced at the Luke Mill, along with rising input costs, a significant influx of imports and rising compliance costs and infrastructure challenges associated with environmental regulations. As of June 30, 2019, Verso has completed the shutdown and closure of the Luke Mill. The shutdown of the Luke Mill reduced our coated freesheet production capacity by approximately 450,000 tons and eliminated approximately 675 positions at the Luke Mill.

Changes to Directors and Officers

On April 5, 2019, B. Christopher DiSantis ceased being our Chief Executive Officer and a member of the Board of Directors, and the Board of Directors appointed Leslie T. Lederer as our Interim Chief Executive Officer. Effective November 11, 2019, Mr. Lederer resigned as Interim Chief Executive Officer and our Board of Directors appointed Adam St. John to serve as our Chief Executive Officer and a member of the Board of Directors.

On January 30, 2020, we entered into a Cooperation Agreement with Atlas and Blue Wolf and certain of their respective affiliates, which settled the proxy contest with respect to our 2019 Annual Meeting.

Pursuant to the Cooperation Agreement, Verso, Atlas and Blue Wolf agreed to take the necessary actions for Verso’s Board of Directors to consist of the following individuals immediately subsequent to our Annual Meeting: Dr. Robert K. Beckler, Marvin Cooper, Sean T. Erwin, Jeffrey E. Kirt, Randy J. Nebel, Nancy M. Taylor and Adam St. John. Immediately following the certification of voting result of the Annual Meeting on February 6, 2020, Marvin Cooper was appointed to fill a vacancy on the Board. In addition, subsequent to the Annual Meeting, the Board appointed: (i) Mr. Erwin as Chairman of the Board, (ii) Messrs. Cooper, Kirt (Chair) and Nebel and Ms. Taylor to the Corporate Governance and Nominating Committee, (iii) Dr. Beckler, Mr. Cooper and Mr. Nebel (Chair) to the Compensation Committee, and (iv) Messrs. Erwin and Kirt and Ms. Taylor (Chair) to the Audit Committee.

Termination of Rights Plan

On February 18, 2020, our Board of Directors terminated the limited duration stockholder rights plan previously adopted on June 16, 2019.

Share Repurchase Authorization and Dividend Plan

On February 26, 2020, our Board of Directors authorized up to $250 million of net proceeds from the Pixelle Sale to be used to repurchase outstanding shares of our common stock. Additionally, the Company plans to initiate a quarterly dividend of $0.10 per share starting in the second quarter of 2020.

Selected Factors Affecting Operating Results

Net Sales

Our sales, which we report net of rebates, allowances and discounts, are a function of the number of tons of paper that we sell and the price at which we sell our paper. Paper prices historically have been a function of macroeconomic factors which influence supply and demand. Price has historically been substantially more variable than volume and can change significantly over relatively short time periods.

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

We reach our end-users through several channels, including merchants, brokers, printers and direct sales to end-users. We sell our products to approximately 300 customers which comprise approximately 1,300 end-user accounts. In 2019, our largest customers, Veritiv Corporation and Central National-Gottesman, together accounted for 25% of our net sales.

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

Energy. We produce a significant portion of our energy needs for our paper mills from sources such as waste wood, waste water, hydroelectric facilities, liquid biomass from our pulping process and internal energy cogeneration facilities. Our external energy purchases vary across each of our mills and include fuel oil, natural gas, coal and electricity. Our overall energy expenditures are mitigated by our internal energy production capacity and ability to switch between certain energy sources. We also consider derivative contracts as part of our risk management strategy to manage our exposure to market fluctuations in energy prices.

Our indirect wholly-owned subsidiary, CWPCo, provides electricity to our Wisconsin Rapids Mill in central Wisconsin. CWPCo has 33.3 megawatts of generating capacity on 39 generators located in five hydroelectric plants on the Wisconsin River. CWPCo is a regulated public utility and also provides electricity to a small number of residential, light commercial and industrial customers.

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

Maintenance. Maintenance expense includes day-to-day maintenance, equipment repairs and larger maintenance projects, such as paper machine shutdowns for periodic maintenance. Maintenance activities can produce quarter-to-quarter fluctuations in our maintenance expenses. In conjunction with our periodic maintenance shutdowns, we have incidental incremental costs that are primarily comprised of unabsorbed fixed costs from lower production volumes and other incremental costs for purchased materials and energy that would otherwise be produced as part of the normal operation of our mills.

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

Intangible assets are comprised of customer relationships with a useful life of 10 years and trademarks with a useful life of five years. During 2018 and 2019, there were no indicators requiring evaluation of impairment for these definite-lived intangible assets.

Pension

We offer various pension and retirement benefits to certain employees. As of December 31, 2015, all of our defined benefit pension plans were frozen to new entrants. The calculation of the obligations and related expenses under the plan requires the use of actuarial valuation methods and assumptions, including the expected long-term rate of return on plan assets, discount rates and changes in mortality rates. The table below shows assumptions used by us for the periods shown:

	Year Ended December 31,
	2017	2018	2019
Weighted average assumptions used to determine benefit obligations as of end of period:
Discount rate	3.51%	4.17%	3.11%
Weighted average assumptions used to determine net periodic pension cost for the period:
Discount rate	3.98%	3.51%	4.17%
Expected long-term return on plan assets	6.50%	6.50%	7.00%
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
Actuarial valuations and assumptions used in the determination of future values of plan assets and liabilities are subject to management judgment and may differ significantly if different assumptions are used. The following table highlights the sensitivity of our pension obligations and 2020 net periodic pension (income) expense to changes in these assumptions, assuming all other assumptions remain constant.

	Impact on 2020 Net Periodic	Impact on Pension
Change in Assumption	Pension (Income) Expense	Benefit Obligation
0.25 percentage point decrease in discount rate	Decrease $2 million	Increase $44 million
0.25 percentage point increase in discount rate	Decrease $1 million	Decrease $42 million
0.25 percentage point decrease in expected rate of return on assets	Increase $3 million
0.25 percentage point increase in expected rate of return on assets	Decrease $3 million

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

	Year Ended December 31,
(Dollars in millions)	2017	2018	2019
Net sales	$2,461	$2,682	$2,444
Costs and expenses:
Cost of products sold (exclusive of depreciation and amortization)	2,250	2,321	2,138
Depreciation and amortization	115	111	183
Selling, general and administrative expenses	107	102	104
Restructuring charges	9	1	52
Other operating (income) expense	1	(5)	4
Operating income (loss)	(21)	152	(37)
Interest expense	38	33	2
Other (income) expense	(21)	(52)	(18)
Income (loss) before income taxes	(38)	171	(21)
Income tax expense (benefit)	(8)	—	(117)
Net income (loss)	$(30)	$171	$96

2019 Compared to 2018

Net Sales. Net sales for the year ended December 31, 2019 declined by $238 million or 9% compared to the prior year due to decreased sales volume, partially offset by improved price/mix. Total company sales volume was down from 2,927 thousand tons during the year ended December 31, 2018, to 2,647 thousand tons during the year ended December 31, 2019, driven by the closure of our Luke Mill in 2019, continued decline of graphic paper demand and increased pressure from imports.

Operating income (loss). Operating income (loss) was a loss of $37 million for the year ended December 31, 2019, a decrease of $189 million when compared to operating income of $152 million for the year ended December 31, 2018.

Operating results for the year ended December 31, 2019 were positively impacted by:

•	Improved price/mix of $20 million

•	Lower freight costs of $6 million

Operating results for the year ended December 31, 2019 were negatively impacted by:

•
Lower margin of $43 million resulting from a decrease in sales volume driven by the closure of our Luke Mill and a decline in graphic paper and market pulp sales, partially offset by an increase in specialty and packaging paper sales

•	Higher input costs of $2 million driven primarily by higher costs of wood fiber, partially offset by improved energy costs

•
Higher Selling, general and administrative costs of $2 million driven by severance costs and equity compensation expense in connection with the former Chief Executive Officer pursuant to his employment agreement and, costs related to the Pixelle Sale and proxy solicitation, partially offset by reduced incentive expense in 2019 and continued cost cutting initiatives

•
Higher operating expenses of $31 million driven primarily by market downtime, union ratification expense for signing bonuses and the settlement of various work arrangement issues, a power outage and subsequent acid sewer failure at our Wisconsin Rapids Mill, higher unplanned maintenance costs resulting from reliability events at our Wisconsin Rapids and Escanaba Mills and environmental costs associated with remediation efforts at our Luke Mill

•
Increased planned major maintenance costs of $5 million driven primarily by planned maintenance performed at our Escanaba Mill during the year ended December 31, 2019 that was not performed during the year ended December 31, 2018, partially offset by planned maintenance performed at our Luke Mill during the year ended December 31, 2018, which was not performed during the year ended December 31, 2019

•	Higher depreciation expense of $72 million driven by $76 million of accelerated depreciation in connection with the closure of our Luke Mill

Other impacts to operating results included:

•	Restructuring charges for the year ended December 31, 2019 increased $51 million compared to the year ended December 31, 2018, primarily as a result of the closure of our Luke Mill

•
Other operating income for the year ended December 31, 2019 decreased $9 million compared to the year ended December 31, 2018, as a result of the $9 million gain on the sale of our Wickliffe Mill in 2018

Interest expense. Interest expense for the year ended December 31, 2019 decreased $31 million or 94% compared to the year ended December 31, 2018. Interest expense for the year ended December 31, 2018 included $15 million in non-cash accelerated amortization of debt issuance cost and discount associated with the voluntary principal prepayments and excess cash flow payments on our prior term loan facility. The remaining decrease in interest expense resulted from the reduction in amounts outstanding under the ABL Facility and the repayment and termination of our prior term loan facility in September 2018.

Other (income) expense. Other (income) expense for the year ended December 31, 2019 and December 31, 2018 included income of $18 million and $12 million, respectively, associated with the non-operating components of net periodic pension cost (income), including $13 million of pension settlement gain in the year ended December 31, 2019. Additionally, the year ended December 31, 2018 included $42 million of income related to the Settlement Agreement (see Note 17 to our Consolidated Financial Statements).

Income tax expense (benefit). Income tax benefit was $117 million for the year ended December 31, 2019, primarily attributable to a release of the income tax valuation allowances on all federal deferred tax assets and certain state tax credits. At December 31, 2019, we considered the existence of recent cumulative income from continuing operations as a source of positive evidence and concluded to reverse a portion of the income tax valuation allowance.

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

Operating income. Operating income was $152 million in 2018, an increase of $173 million when compared to an operating loss of $21 million in 2017.

Our 2018 results were positively impacted by:

•	Favorable average net selling price and product mix of $233 million

•	Lower operating expenses of $4 million driven by decreased downtime

•
Lower depreciation and amortization expense of $4 million attributable to capacity reductions at our Androscoggin Mill, in which $6 million of accelerated depreciation was recognized in the first quarter of 2017 in connection with the temporary idling of the No. 3 paper machine

•
Lower Selling, general and administrative expenses of $5 million because of cost reduction initiatives implemented across the Company, partially offset by higher costs associated with our strategic alternatives initiative and non-cash equity award expense. As a percentage of net sales, Selling, general and administrative expenses were 3.8% for the year ended December 31, 2018, and 4.3% for the year ended December 31, 2017

•	Lower restructuring charges of $8 million primarily associated with the announced closure and relocation of the Memphis office headquarters and closure of our Wickliffe Mill in 2017

•	An increase in Other operating income of $6 million driven by the gain on sale of our Wickliffe Mill in 2018, partially offset by fees associated with our prior Chapter 11 Cases

These net increases were partially offset by:

•	Higher input costs of $46 million across all categories including chemicals, energy, wood fiber, and purchased pulp

•	Higher planned major maintenance costs of $16 million primarily because of bi-annual major maintenance expenses at our Quinnesec Mill and a significant outage at our Wisconsin Rapids Mill

•	Higher freight costs of $23 million

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

Other (income) expense. Other income of $52 million for the year ended December 31, 2018 includes $42 million of income related to the Settlement Agreement. Other income for the year ended December 31, 2017 includes $7 million related to the extinguishment of our obligation in December 2017 in connection with the unwind of a New Market Tax Credit transaction (see Note 16 to our Consolidated Financial Statements). Additionally, the years ended December 31, 2018 and December 31, 2017 include income of $12 million and $14 million, respectively, associated with the non-operating components of net periodic pension and other postretirement cost (income) in connection with the adoption of ASU 2017-07.

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

The following table reconciles Net income (loss) to EBITDA and Adjusted EBITDA for the periods presented:

	Year Ended December 31,
(Dollars in millions)	2017	2018	2019
Net income (loss)	$(30)	$171	$96
Income tax expense (benefit)	(8)	—	(117)
Interest expense	38	33	2
Depreciation and amortization	115	111	183
EBITDA	$115	$315	$164
Adjustments to EBITDA:
Restructuring charges (1)	9	1	52
Luke Mill post-closure costs (2)	—	—	9
Non-cash equity award compensation (3)	1	8	12
Androscoggin PM No. 3 startup (4)	—	10	—
Countervailing duty settlement (5)	—	(42)	—
(Gain) loss on sale or disposal of assets (6)	3	(8)	2
Post-reorganization costs (7)	1	4	—
Other severance costs (8)	6	—	4
Strategic initiatives costs (9)	3	5	6
Shareholders proxy solicitation costs (10)	—	—	1
Extinguishment of NMTC obligation (11)	(7)	—	—
Other items, net (12)	3	3	1
Adjusted EBITDA(13)	$134	$296	$251

(1)
For 2017 and 2018, charges are primarily associated with the closure and relocation of the Memphis office headquarters and closure of the Wickliffe Mill. For 2019, charges are primarily associated with the closure of the Luke Mill.

(2)	Costs recorded after production ceased at the Luke Mill that are not associated with product sales or restructuring activities.

(3)	Amortization of non-cash incentive compensation.

(4)	Costs incurred in connection with the upgrade of previously shuttered No. 3 paper machine and pulp line at the Androscoggin Mill.

(5)	Countervailing duty settlement gains pursuant to the Settlement Agreement (see Note 17 to our Consolidated Financial Statements).

(6)	Realized (gain) loss on the sale or disposal of assets, including a $9 million gain on the sale of the Wickliffe Mill in September 2018.

(7)	Fees associated with our prior Chapter 11 cases.

(8)	Severance and related benefit costs not associated with restructuring activities.

(9)	Professional fees and other charges associated with our strategic alternatives initiative, including certain costs incurred in 2019 related to the Pixelle Sale.
(10) Costs incurred in connection with shareholders proxy solicitation contest.

(11)	Extinguishment of obligation in December 2017 in connection with unwinding a New Market Tax Credit (NMTC) transaction entered in 2010 (see Note 16 to our Consolidated Financial Statements).

(12)
Costs associated with the re-engineering of information systems and costs associated with the temporary idling of the No. 3 paper machine at the Androscoggin Mill in 2017, and other miscellaneous adjustments in 2017, 2018 and 2019.

(13)	Adjusted EBITDA for 2019, includes $13 million of income related to a pension settlement gain (see Note 12 to our Consolidated Financial Statements).

Liquidity and Capital Resources

Our principal cash requirements include ongoing operating costs for working capital needs, capital expenditures for maintenance and strategic investments in our mills and pension contributions. We believe our cash and cash equivalents at December 31, 2019, future cash generated from operations and, to the extent necessary, the availability under our ABL Facility will be sufficient to meet these needs for at least the next twelve months. While changes in these ongoing operating costs can impact operating cash generation, we believe that our planning and strategies on pricing and cost control have resulted in our improved liquidity in recent years. We also utilize factoring of accounts receivable from time to time (for example, quick pay programs sponsored by customers) as an alternative source of funds when cost is favorable to our ABL Facility or due to other considerations. Our ability to sustain our working capital position is subject to a number of risks that we discuss in “Part I, Item 1A, Risk Factors.”

As of December 31, 2019, we had cash and cash equivalents of $42 million while the outstanding balance of our ABL Facility was zero, with $35 million issued in letters of credit and $276 million available for future borrowings.
As of February 14, 2020, we had cash and cash equivalents of approximately $334 million, which includes the net cash proceeds from the Pixelle Sale, while the outstanding balance of our ABL Facility was zero, with $35 million issued in letters of credit and $215 million available for future borrowings.
On February 26, 2020, our Board of Directors authorized up to $250 million of net proceeds from the Pixelle Sale to be used to repurchase outstanding shares of our common stock. Additionally, the Company plans to initiate a quarterly dividend of $0.10 per share starting in the second quarter of 2020.

In 2020, Verso expects to make cash contributions to the pension plan of $54 million (see Note 12 to our Consolidated Financial Statements).

During the years ended December 31, 2017 and 2018, we made scheduled principal payments totaling $18 million and $9 million, respectively, on our prior term loan facility. As a result of the excess cash flow requirement in our prior term loan facility, we were obligated to fund additional principal payments during the years ended December 31, 2017 and 2018 of $7 million and $21 million, respectively. We also elected to make additional voluntary principal prepayments on our prior term loan facility totaling $40 million and $116 million during the years ended December 31, 2017 and 2018, respectively, from available liquidity, including amounts borrowed under our ABL Facility. The mandatory and voluntary principal prepayments resulted in the full pay off of our prior term loan facility on September 10, 2018.

Our cash flows from operating, investing and financing activities, as reflected in the accompanying Consolidated Statements of Cash Flows, are summarized in the following table.

	Year Ended December 31,
(Dollars in millions)	2017	2018	2019
Net cash provided by (used in):
Operating activities	$153	$283	$125
Investing activities	(40)	(52)	(104)
Financing activities	(113)	(212)	(5)
Change in cash and cash equivalents and restricted cash	$—	$19	$16

Operating Activities
Our operating cash flow requirements are primarily for salaries and benefits, the purchase of raw materials including wood fiber, chemicals and energy, and other expenses such as maintenance and warehousing costs. In 2019, our net cash provided by operating activities of $125 million primarily reflects a net income of $96 million adjusted for noncash depreciation and amortization of $183 million, $20 million of noncash restructuring charges related to the closure of our Luke Mill and $12 million of equity award expense, partially offset by noncash pension income of $14 million, pension plan contributions of $42 million, deferred taxes of $117 million and cash used for working capital related changes of $16 million. The net cash used for working capital related changes was primarily attributable to payments that reduced our accounts payable and accrued liabilities, partially offset by collections on our accounts receivable.

In 2018, our net cash provided by operating activities of $283 million primarily reflects a net income of $171 million adjusted for noncash depreciation and amortization of $111 million, $19 million of noncash amortization of debt issuance cost and discount and $31 million of cash provided by working capital related changes, partially offset by pension plan contributions of $43 million.

In 2017, our net cash provided by operating activities of $153 million primarily reflects a net loss of $30 million, pension plan contributions of $32 million, deferred taxes of $8 million, offset by noncash depreciation and amortization of $115 million, $9 million of noncash amortization of debt issuance costs and discount and cash provided by working capital related changes of $99 million.

Investing Activities
In 2019, our net cash used in investing activities consisted primarily of $105 million of capital expenditures.

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
Our annual capital expenditures for 2020 are expected to be between $55 million and $60 million.
Financing Activities

In 2019, our net cash used in financing activities of $5 million consisted primarily of $3 million in acquisition of treasury stock, as well as borrowings with offsetting payments on our ABL Facility.

In 2018 our net cash used in financing activities of $212 million consisted primarily of $146 million in payments on the prior term loan facility, which included $9 million in scheduled principal payments, $21 million as a result of the excess cash flow requirement and $116 million in additional voluntary principal prepayments, and net payments of $65 million on the ABL Facility.

In 2017, our net cash used in financing activities of $113 million consisted primarily of $65 million in payments on the prior term loan facility, which included $18 million in scheduled principal payments, $7 million as a result of the excess cash flow requirement and $40 million in additional voluntary principal prepayments, and net payments of $47 million on the ABL Facility.

Credit Facilities

On July 15, 2016, Verso Paper Holding LLC entered into a $375 million asset-based revolving credit facility, or the “ABL Facility,” and a $220 million senior secured term loan (with loan proceeds of $198 million after the deduction of the original issue discount of $22 million) collectively termed the “Credit Facilities.” After we completed an internal reorganization in December 2016, Verso Paper Holding LLC ceased to exist and Verso Paper became the borrower under the Credit Facilities.
On September 10, 2018, Verso Paper repaid all of the loans under the prior term loan facility and the prior term loan facility was terminated.
On February 6, 2019, Verso Paper entered into a second amendment to the ABL Facility, or the “ABL Amendment.” As a result of the ABL Amendment, the ABL Facility provides for revolving commitments of $350 million, with a $100 million sublimit for letters of credit and a $35 million sublimit for swingline loans. Verso Paper may request one or more incremental revolving commitments in an aggregate principal amount up to the greater of (i) $75 million or (ii) the excess of the borrowing base over the revolving facility commitments of $350 million; however, the lenders are not obligated to increase the revolving commitments upon any such request. Availability under the ABL Facility is subject to customary borrowing conditions. The ABL Facility will mature on February 6, 2024.

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

The amount of borrowings and letters of credit available to Verso Paper pursuant to the ABL Facility is limited to the lesser of $350 million or an amount determined pursuant to a borrowing base ($311 million as of December 31, 2019). As of December 31, 2019, the outstanding balance of the ABL Facility was zero, with $35 million issued in letters of credit and $276 million available for future borrowings.

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

As of December 31, 2019, we were in compliance with the covenants in our ABL Facility.

Off-Balance Sheet Arrangements
None.

Contractual Obligations

The following table reflects our payments in connection with contractual obligations as of December 31, 2019:

		Payments Due by Period
(Dollars in millions)	Total	2020	2021-2022	2023-2024	Thereafter
Operating leases(1)	$15	$8	$6	$1	$—
Finance leases	8	2	4	2	—
Fiber supply agreements(2)	89	27	4	4	54
Purchase obligations(3)	71	15	29	25	2
Other long-term obligations(4)	40	6	10	5	19
Total	$223	$58	$53	$37	$75
Other Commercial Obligations
Standby letters of credit(5)	$35	$35	$—	$—	$—
Total	$35	$35	$—	$—	$—

(1)	The payments of $1 million for short-term leases are excluded from this table (see Note 8 to the Consolidated Financial Statements).

(2)
The contractual obligations consist of the minimum required expenditure to be made pursuant to the fiber supply agreements including $63 million associated with a wood supply contract that was transferred in the Pixelle Sale and is no longer a contractual obligation of Verso as of February 10, 2020.

(3)	Unconditional purchase obligations in the ordinary course of business for the purchase of certain raw materials, energy and services.

(4)	Pension benefit obligation has been excluded from the Contractual Obligations table (see Note 12 to the Consolidated Financial Statements).

(5)	We are required to post letters of credit or other financial assurance obligations with certain energy and other suppliers and certain other parties.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from fluctuations in our paper prices, interest rates, energy prices and commodity prices for our inputs.

Paper Prices

Our sales, which we report net of rebates, allowances and discounts, are a function of the number of tons of paper that we sell and the price at which we sell our paper. Paper prices historically have been a function of macroeconomic factors that influence supply and demand and have been substantially more variable than volume and can change significantly over relatively short time periods. Price is also subject to volatility due to fluctuations in foreign exchange rates of the U.S. dollar relative to other currencies, especially the euro, which can lead to lower average sales price realization.

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

We reach our end-users through several channels, including merchants, brokers, printers and direct sales to end-users. We sell our products to approximately 300 customers which comprise approximately 1,300 end-user accounts. In 2019, our largest two customers, Veritiv Corporation and Central National-Gottesman, together accounted for 25% of our net sales.

Interest Rates

As of December 31, 2019, we had no borrowings outstanding under our ABL Facility. Borrowings under our ABL Facility bear interest at a variable rate based on LIBOR or a customary base rate, in each case plus an applicable margin (see “Liquidity and Capital Resources - Credit Facilities” above for additional information).

An increase in interest rates would increase the costs of our variable rate debt obligations, if we were borrowing under our ABL Facility. While we may enter into agreements limiting our exposure to higher interest rates, any such agreements may not offer complete protection from this risk. In addition, there is currently uncertainty around whether LIBOR will continue to exist after 2021. If LIBOR ceases to exist, we will need to enter into an amendment to the ABL Facility and we cannot predict what alternative reference rate would be negotiated with our lenders. If our lenders have increased costs due to changes in LIBOR, we may experience potential increases in interest rates on our variable rate debt, which could adversely impact our interest expense, results of operations and cash flows.

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

Item 8. Financial Statements and Supplementary Data

Verso Corporation
Consolidated Financial Statements

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of Verso Corporation’s internal control over financial reporting as of December 31, 2019, based upon the guidelines established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Verso Corporation’s internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America.

Based on the results of our evaluation, our management concluded that Verso Corporation’s internal control over financial reporting was effective as of December 31, 2019. We reviewed the results of management’s assessment with our Audit Committee.

The effectiveness of Verso Corporation’s internal control over financial reporting as of December 31, 2019, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their attestation report which appears below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Verso Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Verso Corporation and subsidiaries (the "Company") as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 2, 2020, expressed an unqualified opinion on the Company's internal control over financial reporting.

Change in Accounting Principle

As discussed in Note 8 to the financial statements, the Company has changed its method of accounting for leases in the year ended December 31, 2019, due to adoption of ASC Topic 842, Leases.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Defined Benefit Plan Assets—Hedge Fund and Private Equity Fund Valuation—Refer to Note 1 and Note 12 to the financial statements

Critical Audit Matter Description

The fair value of defined benefit plan assets in hedge funds and private equity funds are estimated using the net asset value (NAV) per share and total $83 million as of December 31, 2019. To derive the estimated NAV per share, various methodologies are utilized including, but not limited to, proprietary estimation models, quoted market prices, and third-party valuations for underlying securities within the investments; evaluation of contributions, distributions, interest, dividends, and management fees; as well as evaluation of the general market conditions and their correlation and impact on the investments.

Because the estimation of fair value of the hedge fund and private equity fund investments involves the use of complex proprietary models and unobservable inputs, auditing the valuation of these investments required a high degree of auditor judgment and an increased extent of effort.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the valuation of the defined benefit plan’s hedge fund and private equity fund investments included the following, among others:

•
We tested the design, implementation and operating effectiveness of the Company’s controls over the valuation of the defined benefit plan’s hedge fund and private equity fund investments as of December 31, 2019.

•
For each hedge fund and private equity fund with a fiscal year end of December 31, we performed a retrospective review in which we compared the estimated fair value recorded by Verso in the December 31, 2018 financial statements, to the actual fair value of the fund (using the per-share NAV disclosed in the fund’s subsequently issued audited financial statements), to evaluate the appropriateness of management’s estimation process.

•
We evaluated management’s ability to accurately estimate the fair value of hedge fund and private equity fund investments by performing a review of purchases and/or sales of hedge funds and private equity funds, initiated by Verso, that occurred close to December 31, 2019 (when available), taking those traded values into account as well as changes in market conditions between the observable transaction date and December 31, 2019.

•
We rolled forward the valuation from each hedge fund or private equity fund’s most recently audited financial statements to December 31, 2019. This roll forward procedure included consideration of the Company’s transactions in the fund during the period as well as an estimate of the fund’s returns based on an appropriate benchmark or index. We then compared our independent fund valuation estimate to the December 31, 2019 balance recorded by the Company.

/s/ DELOITTE & TOUCHE LLP

Dayton, Ohio
March 2, 2020

We have served as the Company's auditor since 2006.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Verso Corporation

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Verso Corporation and subsidiaries (the “Company”) as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2019, of the Company and our report dated March 2, 2020, expressed an unqualified opinion on those financial statements.

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

/s/ DELOITTE & TOUCHE LLP

Dayton, Ohio
March 2, 2020

VERSO CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,
(Dollars in millions)	2018	2019
ASSETS
Current assets:
Cash and cash equivalents	$26	$42
Accounts receivable, net	197	155
Inventories	398	395
Prepaid expenses and other assets	12	7
Total current assets	633	599
Property, plant and equipment, net	1,016	945
Deferred tax assets	—	118
Intangibles and other assets, net	50	59
Total assets	$1,699	$1,721
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$215	$188
Accrued and other liabilities	118	103
Current maturities of long-term debt and finance leases	—	2
Total current liabilities	333	293
Long-term debt and finance leases	—	5
Pension benefit obligation	428	369
Other long-term liabilities	32	41
Total liabilities	793	708
Commitments and contingencies (Note 17)
Equity:
Preferred stock -- par value $0.01 (50,000,000 shares authorized, no shares issued)	—	—
Common stock -- par value $0.01 (210,000,000 Class A shares authorized with 34,569,917 shares issued and 34,484,093 outstanding on December 31, 2018 and 34,949,430 shares issued and 34,704,367 outstanding on December 31, 2019; 40,000,000 Class B shares authorized with no shares issued and outstanding on December 31, 2018 and December 31, 2019)	—	—
Treasury stock -- at cost (85,824 shares on December 31, 2018 and 245,063 shares on December 31, 2019)	(2)	(5)
Paid-in-capital (including Warrants of $10 million)	686	698
Retained earnings	102	198
Accumulated other comprehensive income	120	122
Total equity	906	1,013
Total liabilities and equity	$1,699	$1,721

See Notes to Consolidated Financial Statements.

VERSO CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(Dollars in millions, except per share amounts)	2017	2018	2019
Net sales	$2,461	$2,682	$2,444
Costs and expenses:
Cost of products sold (exclusive of depreciation and amortization)	2,250	2,321	2,138
Depreciation and amortization	115	111	183
Selling, general and administrative expenses	107	102	104
Restructuring charges	9	1	52
Other operating (income) expense	1	(5)	4
Operating income (loss)	(21)	152	(37)
Interest expense	38	33	2
Other (income) expense	(21)	(52)	(18)
Income (loss) before income taxes	(38)	171	(21)
Income tax expense (benefit)	(8)	—	(117)
Net income (loss)	$(30)	$171	$96
Income (loss) per common share:
Basic	$(0.87)	$4.97	$2.78
Diluted	(0.87)	4.88	2.74
Weighted average common shares outstanding (in thousands):
Basic	34,432	34,514	34,625
Diluted	34,432	35,096	35,134

See Notes to Consolidated Financial Statements.

VERSO CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
(Dollars in millions)	2017	2018	2019
Net income (loss)	$(30)	$171	$96
Other comprehensive income (loss), net of tax:
Defined benefit pension/other postretirement plans:
Pension/other postretirement liability adjustment, net	5	(20)	2
Amortization of net actuarial loss	—	1	—
Other comprehensive income (loss), net of tax	5	(19)	2
Comprehensive income (loss)	$(25)	$152	$98

See Notes to Consolidated Financial Statements.

VERSO CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

	Class A		Class B
(Dollars in millions, shares in thousands)	Common Shares	Common Stock	Common Shares	Common Stock	Treasury Shares	Treasury Stock	Paid-in- Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity (Deficit)
Balance - December 31, 2016	33,367	$—	1,024	$—	—	$—	$675	$(32)	$127	$770
Net income (loss)	—	—	—	—	—	—	—	(30)	—	(30)
Other comprehensive income (loss), net	—	—	—	—	—	—	—	—	5	5
Treasury shares	—	—	—	—	9	—	—	—	—	—
Common stock issued for restricted stock	73	—	—	—	—	—	—	—	—	—
Class B stock converted to Class A stock	733	—	(733)	—	—	—	—	—	—	—
Equity award expense	—	—	—	—	—	—	1	—	—	1
Balance - December 31, 2017	34,173	$—	291	$—	9	$—	$676	$(62)	$132	$746
Net income (loss)	—	—	—	—	—	—	—	171	—	171
Other comprehensive income (loss), net	—	—	—	—	—	—	—	—	(19)	(19)
Treasury shares	—	—	—	—	77	(2)	2	—	—	—
Common stock issued for restricted stock	106	—	—	—	—	—	—	—	—	—
Class B stock converted to Class A stock	291	—	(291)	—	—	—	—	—	—	—
Equity award expense	—	—	—	—	—	—	8	—	—	8
Reclassification of stranded tax effects (ASU 2018-02)	—	—	—	—	—	—	—	(7)	7	—
Balance - December 31, 2018	34,570	$—	—	$—	86	$(2)	$686	$102	$120	$906
Net income (loss)	—	—	—	—	—	—	—	96	—	96
Other comprehensive income (loss), net	—	—	—	—	—	—	—	—	2	2
Treasury shares	—	—	—	—	159	(3)	—	—	—	(3)
Common stock issued for restricted stock	379	—	—	—	—	—	—	—	—	—
Equity award expense	—	—	—	—	—	—	12	—	—	12
Balance - December 31, 2019	34,949	$—	—	$—	245	$(5)	$698	$198	$122	$1,013

See Notes to Consolidated Financial Statements.

VERSO CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(Dollars in millions)	2017	2018	2019
Cash Flows From Operating Activities:
Net income (loss)	$(30)	$171	$96
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	115	111	183
Noncash restructuring charges	—	—	20
Noncash postretirement gain	(4)	—	—
Net periodic pension cost (income)	6	(7)	(14)
Pension plan contributions	(32)	(43)	(42)
Amortization of debt issuance cost and discount	9	19	1
Extinguishment of New Market Tax Credit obligation	(7)	—	—
Equity award expense	1	8	12
(Gain) loss on sale or disposal of assets	3	(8)	2
Deferred taxes	(8)	—	(117)
Prepayment premium on Term Loan Facility	1	1	—
Changes in assets and liabilities:
Accounts receivable, net	(13)	11	44
Inventories	60	(12)	(7)
Prepaid expenses and other assets	6	4	5
Accounts payable	67	40	(34)
Accrued and other liabilities	(21)	(12)	(24)
Net cash provided by (used in) operating activities	153	283	125
Cash Flows From Investing Activities:
Proceeds from sale of assets	—	17	1
Capital expenditures	(40)	(73)	(105)
Grant proceeds from Maine Technology Institute	—	4	—
Net cash provided by (used in) investing activities	(40)	(52)	(104)
Cash Flows From Financing Activities:
Borrowings on ABL Facility	186	442	428
Payments on ABL Facility	(233)	(507)	(428)
Payments on Term Loan Facility	(65)	(146)	—
Prepayment premium on Term Loan Facility	(1)	(1)	—
Principal payment on finance lease obligations	—	—	(1)
Acquisition of treasury stock	—	—	(3)
Debt issuance costs	—	—	(1)
Net cash provided by (used in) financing activities	(113)	(212)	(5)
Change in Cash and cash equivalents and restricted cash	—	19	16
Cash and cash equivalents and restricted cash at beginning of period	9	9	28
Cash and cash equivalents and restricted cash at end of period	$9	$28	$44
Supplementary cash flow disclosures:
Total interest paid	$30	$16	$2
Total income taxes paid	—	—	3
Noncash investing and financing activities:
Right of use assets recorded upon adoption of ASC 842	—	—	24
Right of use assets obtained in exchange for new finance lease liabilities	—	—	8
Right of use assets obtained in exchange for new capitalized operating lease liabilities	—	—	2

See Notes to Consolidated Financial Statements.

VERSO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   SUMMARY OF BUSINESS AND BASIS OF PRESENTATION
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

Nature of Business — Verso operates in the pulp and paper market segments. However, Verso determined that the operating income (loss) of the pulp segment is immaterial for disclosure purposes. In 2017, 2018 and 2019, pulp net sales and gross margin, excluding depreciation and amortization expense were each less than 10% of respective consolidated balances. Verso’s core business platform is as a producer of graphic papers, specialty papers, packaging papers and pulp. Verso’s products are used primarily in media and marketing applications, including catalogs, magazines, commercial printing applications, such as high-end advertising brochures, annual reports and direct-mail advertising, and specialty applications, such as flexible packaging and label and converting. Verso’s market kraft pulp is used to manufacture printing, writing and specialty paper grades, tissue, containerboard, bag and other products. Verso’s assets are utilized across segments in an integrated mill system and are not identified by segment or reviewed by management on a segment basis. Verso operates primarily in one geographic location, North America.

On November 11, 2019, Verso and Verso Paper entered into a membership interest purchase agreement, or the “Purchase Agreement,” with Pixelle Specialty Solutions LLC, or “Pixelle,” whereby Verso and Verso Paper agreed to sell to Pixelle, or the “Pixelle Sale,” all of the outstanding membership interests in Verso Androscoggin, LLC, an indirect wholly owned subsidiary of Verso and the entity that, as of the closing date, held all the assets primarily related to Verso’s Androscoggin Mill located in Jay, Maine, and Stevens Point Mill located in Stevens Point, Wisconsin. The sale of Verso Androscoggin LLC was completed on February 10, 2020 (see Note 19).

Basis of Presentation — This report contains the Consolidated Financial Statements of Verso as of December 31, 2018 and 2019, and for the years ended December 31, 2017, 2018 and 2019. A variable interest entity for which Verso was the primary beneficiary was also consolidated in 2017 (see Note 16). Intercompany balances and transactions are eliminated in consolidation.

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

Revenue is measured as the consideration expected to be received in exchange for transferring product. Verso reduces the revenue recognized for estimated returns and other customer credits, such as discounts and volume rebates, based on the expected value to be realized. Verso does not have any significant payment terms as payment is received shortly after the point of sale. With respect to variable consideration, the amount of consideration expected to be received and revenue recognized includes the most likely amount of credits based on historical experience and terms of the arrangements. Revenues are adjusted at the earlier date of when the most likely amount of consideration expected to be received changes or as the consideration becomes fixed. Verso recognizes the cost of freight and shipping, when control has transferred to the customer, as fulfillment activities, in Cost of products sold on the Consolidated Statements of Operations. Sales taxes collected from customers are excluded from revenues. Incidental costs that are immaterial within the context of the contract are expensed when incurred.

The following table presents the revenue disaggregated by product included in Net Sales on the Consolidated Statements of Operations:

	Year Ended December 31,
(Dollars in millions)	2018	2019
Paper	$2,476	$2,224
Packaging	67	103
Pulp	139	117
Total Net sales	$2,682	$2,444
The following table presents the revenue disaggregated by sales channel included in Net Sales on the Consolidated Statements of Operations:

	Year Ended December 31,
(Dollars in millions)	2018	2019
End-users and Converters	$1,091	$1,119
Brokers and Merchants	1,172	936
Printers	419	389
Total Net sales	$2,682	$2,444

The above tables reflect current disaggregation of revenue by product and sales channel for the years ended December 31, 2018 and 2019, based on our current business composition following the Pixelle Sale.

Two customers together accounted for 28%, 30% and 25% of our net sales for the years ended December 31, 2017, 2018 and 2019, respectively.

Shipping and Handling Costs — Shipping and handling costs, such as freight to customer destinations, are included in Cost of products sold on the Consolidated Statements of Operations. When the sales price includes charges to customers for shipping and handling, such amounts are included in Net sales.

Planned Major Maintenance Costs — Costs for all repair and maintenance activities are expensed in the month that the related activity is performed or goods received under the direct expense method of accounting.

Environmental Costs and Obligations — In accordance with ASC Topic 410, Asset Retirement and Environmental Obligations, and ASC Topic 450, Contingencies, costs associated with environmental obligations, such as remediation costs, are accrued when such costs are probable and reasonably estimable. Such accruals are adjusted as further information develops or circumstances change. During 2019, Verso recorded $3 million of expense in Cost of products sold on the Consolidated Statement of Operations related to the environmental remediation efforts, of which $2 million is included in Accrued and other liabilities on the Consolidated Balance Sheet as of December 31, 2019. The ultimate aggregate financial impact with respect to these matters is subject to many uncertainties and could be material, but management cannot reasonably estimate the total amount or range of potential liability and additional costs at this time (see Note 17).
Equity Compensation — Verso accounts for equity awards in accordance with Accounting Standards Codification, or “ASC,” Topic 718, Compensation – Stock Compensation. ASC Topic 718 requires employee equity awards to be accounted for under the fair value method. Accordingly, share-based compensation is measured at the grant date based on the fair value of the award. Verso uses the straight-line attribution method to recognize share-based compensation over the service period of the award. Restricted stock units generally vest over 1 to 4 years. Verso has elected to recognize forfeitures as an adjustment to compensation expense in the same period as they occur.

Income Taxes — Verso accounts for income taxes using the liability method pursuant to ASC Topic 740, Income Taxes. Under this method, Verso recognizes deferred tax assets and liabilities for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and reported amounts using enacted tax rates in effect for the year the differences are expected to reverse. Verso regularly reviews deferred tax assets for recoverability based upon an analysis of all positive and negative evidence, including expected future book income based on historical data and the expected timing of the reversals of existing temporary differences. Although realization is not assured, management believes it is more likely than not that the recorded deferred tax assets, as adjusted for income tax valuation allowances, will be realized. Verso evaluates uncertain tax positions annually and considers whether the amounts recorded for income taxes are adequate to address its tax risk profile. Verso analyzes the potential tax liabilities of specific transactions and tax positions based on management’s judgment as to the expected outcome.

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

Fair Value of Financial Instruments — The carrying amounts for cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued and other liabilities approximate fair value due to the short maturity of these instruments. Verso determines the fair value of debt based on market information and a review of prices and terms available for similar obligations (see Note 9 and Note 12 for additional information regarding fair value).

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

Accounts Receivable — Verso maintains an allowance for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. Verso manages credit risk related to trade accounts receivable by continually monitoring the creditworthiness of customers to whom credit is granted in the normal course of business. Trade accounts receivable balances were $197 million and $145 million at December 31, 2018 and 2019, respectively. Two customers together accounted for 28% of accounts receivable as of December 31, 2018 and two customers together accounted for 25% of accounts receivable as of December 31, 2019.

Verso establishes allowance for doubtful accounts based upon factors surrounding the credit risks of specific customers, historical trends and other information. Based on this assessment, an allowance is maintained that represents what is believed to be ultimately uncollectible from such customers. The allowance for doubtful accounts was $2 million and less than $1 million at December 31, 2018 and 2019, respectively.

Verso had accounts receivable factoring arrangements with a third-party financial institution. These arrangements do not contain recourse provisions which would obligate Verso in the event of its customers’ failure to pay. Receivables are considered sold when they are transferred beyond the reach of Verso and its creditors, the purchaser has the right to pledge or exchange the receivables and Verso has surrendered control over the transferred receivables. For the year ended December 31, 2018, Verso incurred factoring fees of less than $1 million in connection with $45 million of accounts receivables sold without recourse. For the year ended December 31, 2019, Verso incurred factoring fees of less than $2 million in connection with $165 million of accounts receivables sold without recourse. The factoring fees were more than offset by a reduction in interest expense resulting from the improved cash flows. These fees were included in Other operating (income) expense on the Consolidated Statements of Operations.

Inventories and Replacement Parts and Other Supplies — Inventory values include all costs directly associated with manufacturing products such as materials, labor and manufacturing overhead. These values are presented at the lower of cost or net realizable value. Costs of raw materials, work-in-process and finished goods are determined using the first-in, first-out method. Replacement parts and other supplies are valued using the average cost method and are reflected in Inventories on the Consolidated Balance Sheets (see Note 3).

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

Depreciation and amortization are computed using the straight-line method for all assets over the assets’ estimated useful lives. Estimated useful lives are as follows:

(Years)
Buildings and building improvements	20 - 40
Land improvements	10 - 20
Machinery and equipment	3 - 20
Furniture and office equipment	10
Computer hardware and software	3 - 7
Leasehold improvements	Over the shorter of the lease term or the useful life of the improvements

Intangible Assets — Verso accounts for intangible assets in accordance with ASC Topic 350, Intangibles – Goodwill and Other. The intangible assets are comprised of customer relationships with a useful life of 10 years and trademarks with a five-year useful life. Both are amortized on a straight-line basis. The fair value of trademarks was determined based on the Relief from Royalty method. Verso assumed a royalty rate of 0.25% and a five-year economic life for trademarks. The rate was based on analysis of market information.

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

Deferred Issuance Costs — Debt issuance costs are included in Long-term debt as a reduction of the carrying amount of outstanding debt. Revolving credit facility debt issuance costs in excess of outstanding long-term debt are included in Intangibles and other assets, net on the Consolidated Balance Sheets. Debt issuance costs for term debt are amortized to interest expense using the effective interest method. Debt issuance costs for revolving debt are amortized to interest expense ratably over the life of the facility.

Asset Retirement Obligations — In accordance with ASC Topic 410, Asset Retirement and Environmental Obligations, a liability and an asset are recorded equal to the present value of the estimated costs associated with the retirement of long-lived assets where a legal or contractual obligation exists. The liability is accreted over time and the asset is depreciated over its useful life. Verso’s asset retirement obligations under this standard relate primarily to closure and post-closure costs for landfills. Costs of future expenditures for asset retirement obligations are discounted to their present value when the timing of expected cash flows are reliably determinable. Revisions to the liability could occur due to changes in the estimated costs or timing of closure or possible new federal or state regulations affecting the closure.

As of December 31, 2018 and 2019, $2 million of restricted cash was included in Intangibles and other assets, net on the Consolidated Balance Sheets related to asset retirement obligations in the state of Michigan. These cash deposits are required by the state and may only be used for the future closure of a landfill.

The following table presents activity related to asset retirement obligations for the periods presented. Long-term obligations are included in Other long-term liabilities and current portions are included in Accrued and other liabilities on the Consolidated Balance Sheets:

	Year Ended December 31,
(Dollars in millions)	2018	2019
Asset retirement obligations, beginning balance	$15	$14
Settlement of existing liabilities	(1)	—
Accretion expense	1	2
Adjustments to existing liabilities	(1)	—
Asset retirement obligations, ending balance	14	16
Less: Current portion	(1)	(1)
Non-current portion of asset retirement obligations, ending balance	$13	$15

In addition to the above obligations, Verso may be required to remove certain materials from facilities or to remediate them in accordance with current regulations that govern the handling of certain hazardous or potentially hazardous materials. At this time, Verso believes that adequate information does not exist to reasonably estimate any such potential obligations. Accordingly, no liability for such remediation was recorded.

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

Accumulated Other Comprehensive Income (Loss) — The following table summarizes the changes in Accumulated other comprehensive income (loss) by balance type for the years ended December 31, 2017, 2018 and 2019:

(Dollars in millions)
Accumulated other comprehensive loss as of December 31, 2016	$127
Pension and other postretirement adjustment, net	5
Net increase in other comprehensive income	5
Accumulated other comprehensive income as of December 31, 2017	132
Pension and other postretirement adjustment, net	(19)
Reclassification of stranded tax effects (ASU 2018-02)	7
Net decrease in other comprehensive income	(12)
Accumulated other comprehensive income as of December 31, 2018	120
Pension and other postretirement adjustment, net	2
Net increase in other comprehensive income	2
Accumulated other comprehensive income as of December 31, 2019	$122

2.   RECENT ACCOUNTING PRONOUNCEMENTS

Accounting Guidance Adopted in 2019
ASC Topic 842, Leases. Verso adopted ASC 842, Leases, on January 1, 2019. Verso elected the package of practical expedients under the transition provisions of the new standard including not reassessing lease classification or whether expired or existing contracts contain leases and not revaluing initial direct costs for existing leases. Verso elected not to adopt the hindsight practical expedient. Verso elected to apply the optional transition method provided by Accounting Standards Update, or “ASU,” 2018-11, which allows entities to continue to apply the legacy guidance under ASC 840, including its disclosure requirements, in the comparative periods presented in the year of adoption. Verso established a project team to evaluate and implement the new standard and its policies and procedures related to accounting for right-of-use assets, related liabilities and related income and expense, including implementation of a new system to track such leases. These policies and procedures modify contract review controls to consider the new criteria for determining whether a contract is or contains a lease, specifically to clarify the definition of a lease and align with the control concept. The most significant impact of the new standard for Verso was recording the right-of-use assets and related liabilities on the balance sheet for its operating leases. The new standard requires that fixed payments, probable amounts the lessee will owe under a residual value guarantee and certain other payments be included in the valuation of these right-of-use assets and related liabilities. Variable payments are excluded from the calculation unless they are based on an index or rate. The adoption of this new standard resulted in an adjustment to recognize $24 million in right-of-use assets and related liabilities on the Consolidated Balance Sheet associated with Verso’s leases at January 1, 2019. The impact to the Consolidated Statements of Operations and Consolidated Statements of Cash Flows was de minimis (see Note 8).

Accounting Guidance Not Yet Adopted

ASC Topic 350, Intangible Assets - Goodwill & Other. In August 2018, the Financial Accounting Standards Board, or “FASB” issued ASU 2018-15, Customer’s Accounting for Implementation Costs in a Cloud Computing Arrangement that is a Service Contract (Topic 350), which aligns the accounting for such costs with guidance on capitalizing costs associated with developing or obtaining internal use software. Verso adopted this guidance on January 1, 2020 on a prospective basis and does not expect it to have a material effect on the Consolidated Financial Statements.

ASC Topic 326, Financial Instruments – Credit Losses. In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This guidance replaces the current incurred loss impairment method with a method that reflects expected credit losses. Adoption of this standard is through a cumulative-effect adjustment to retained earnings as of the effective date. Verso adopted this guidance on January 1, 2020 and the effect on the Consolidated Financial Statements was not material.

ASC Topic 740, Income Taxes. In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes. This guidance removes certain exceptions for investments, intraperiod allocations and interim calculations and adds guidance to reduce the complexity in accounting for income taxes. It is effective for annual periods, and interim periods within those years, beginning after December 15, 2020. Verso is currently evaluating the impact of this guidance on the Consolidated Financial Statements.

ASC Topic 820, Fair Value Measurement. In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. The new guidance modifies disclosure requirements related to fair value measurement. It is effective for Verso beginning in 2020 and is not expected to have a material effect on the Consolidated Financial Statements.

3. INVENTORIES

	December 31,
(Dollars in millions)	2018	2019
Raw materials	$88	$80
Work-in-process	56	51
Finished goods	225	233
Replacement parts and other supplies	29	31
Inventories	$398	$395

4. DISPOSITION

Sale of Wickliffe Mill — On August 16, 2018, Verso Paper entered into a purchase agreement with Global Win Wickliffe LLC, or the “Purchaser,” pursuant to which Verso Paper agreed to sell, and Purchaser agreed to purchase, one of Verso’s subsidiaries, Verso Wickliffe LLC for a purchase price of $16 million in cash. Verso Wickliffe LLC owned substantially all of the assets that comprised Verso’s Wickliffe, Kentucky paper mill and related operations. Verso previously announced its decision to permanently close the Wickliffe Mill in April 2016. The sale closed on September 5, 2018, and resulted in a gain of $9 million, included in Other operating (income) expense on the Consolidated Statement of Operations for the year ended December 31, 2018.

5. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net consist of the following:

	December 31,
(Dollars in millions)	2018	2019
Land and land improvements	$47	$42
Building and leasehold improvements	154	156
Machinery, equipment and other (1)	1,085	1,172
Construction-in-progress	29	47
Property, plant and equipment, gross	1,315	1,417
Accumulated depreciation (1)	(299)	(472)
Property, plant and equipment, net	$1,016	$945

(1) Includes finance lease assets and related amortization (see Note 8).

Interest costs capitalized, depreciation expense and finance lease asset amortization expense for the periods presented are as follows:

	Year Ended December 31,
(Dollars in millions)	2017	2018	2019
Interest costs capitalized	$1	$1	$2
Depreciation expense	109	105	176
Finance lease asset amortization expense	—	—	1

Property, plant and equipment as of December 31, 2017, 2018 and 2019 include $8 million, $7 million and $15 million, respectively, of capital expenditures that were unpaid and included in Accounts payable and Accrued and other liabilities on the Consolidated Balance Sheets.

In June 2019, Verso completed the shutdown and closure of the Luke Mill. Depreciation expense for the year ended December 31, 2019 included $76 million in accelerated depreciation associated with this closure, which is included in Depreciation and amortization on the Consolidated Statements of Operations (see Note 14).

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

During the first quarter of 2017, Verso recognized $6 million of accelerated depreciation related to the temporary idle of the No. 3 paper machine at the Androscoggin Mill, which is included in Depreciation and amortization on the Consolidated Statements of Operations (see Note 14).

6. INTANGIBLES AND OTHER ASSETS, NET

Intangibles and other assets, net consist of the following:

	December 31,
(Dollars in millions)	2018	2019
Intangible assets:
Customer relationships, net of accumulated amortization of $6 million on December 31, 2018 and $9 million on December 31, 2019	$20	$17
Trademarks, net of accumulated amortization of $8 million on December 31, 2018 and $11 million on December 31, 2019	8	5
Other assets:
Operating leases	—	14
Restricted cash	2	2
ABL Facility unamortized debt issuance cost, net	2	2
Other	18	19
Intangibles and other assets, net	$50	$59

Amortization expense related to intangible assets for the periods presented is as follows:

	Year Ended December 31,
(Dollars in millions)	2017	2018	2019
Customer Relationships	$3	$2	$3
Trademarks	3	4	3

The estimated future amortization expense for intangible assets over the next five years is as follows:

(Dollars in millions)
2020	$6
2021	4
2022	3
2023	3
2024	3

When events or circumstances indicate that the carrying amount of an asset may not be recoverable, Verso assesses the potential impairment of intangibles and other long-lived assets by comparing the expected undiscounted future cash flows to the carrying value of those assets.

7. ACCRUED AND OTHER LIABILITIES

A summary of Accrued and other liabilities is as follows:

	December 31,
(Dollars in millions)	2018	2019
Payroll and employee benefit costs	$74	$53
Accrued sales rebates	16	16
Operating lease liabilities	—	8
Accrued energy	10	7
Accrued freight	5	5
Accrued taxes - other than income	5	4
Accrued professional and legal fees	1	3
Accrued restructuring costs	—	2
Other	7	5
Accrued and other liabilities	$118	$103

8. LEASES

Verso adopted ASC 842, Leases, on January 1, 2019. Verso leases certain office space, warehouses, vehicles and equipment under operating leases and certain equipment under finance leases. Leases with an initial term of 12 months or less, including any renewal options which are not reasonably certain of exercise in 12 months or less, are not recorded on the Consolidated Balance Sheet. Verso recognizes lease expense for these leases on a straight line basis over the lease term and expects payments in 2020 for these short-term leases to total $1 million. Certain assets include renewal terms that generally range from 1 month to 1 year. Certain warehouse leases include only a payment for space utilized, not based on an index or rate, and are therefore not used in the valuation of the right-of-use asset and lease obligations. The lease agreements do not include residual value guarantees and do not contain any restrictions or covenants.

The following table details right-of-use assets and associated obligations for operating and finance leases included on the Consolidated Balance Sheet as of December 31, 2019.

		December 31,
(Dollars in millions)	Classification	2019
Assets:
Operating lease assets	Intangibles and other assets, net	$14
Finance lease assets	Property, plant and equipment, net(1)	7
Total leased assets		$21
Liabilities
Current liabilities:
Operating	Accrued and other liabilities	$8
Finance	Current maturities of long-term debt and finance leases	2
Non-current liabilities:
Operating	Other long-term liabilities	6
Finance	Long-term debt and finance leases	5
Total lease liabilities		$21
(1) Finance lease assets are recorded net of accumulated amortization.

The following table details the costs associated with leasing transactions included on the Consolidated Statements of Operations for the year ended December 31, 2019.

		Year Ended
(Dollars in millions)	Classification	December 31, 2019
Operating lease cost	Cost of products sold (exclusive of depreciation and amortization)	$11
Operating lease cost	Selling, general and administrative expenses	1
Variable lease cost	Cost of products sold (exclusive of depreciation and amortization)	8
Short term lease cost	Cost of products sold (exclusive of depreciation and amortization)	3
Finance lease cost:
Amortization of leased assets	Depreciation and amortization	1
Interest on lease liabilities	Interest expense	—
Net lease cost		$24

The following table details the future lease payments associated with leases commenced as of December 31, 2019, including amounts for any renewal options that Verso has determined are reasonably certain to be exercised.

	Operating	Finance
(Dollars in millions)	Leases	Leases	Total
2020	$8	$2	$10
2021	4	2	6
2022	2	2	4
2023	1	1	2
2024	—	1	1
Thereafter	—	—	—
Total lease payments	$15	$8	$23
Imputed interest	(1)	(1)	(2)
Present value of lease liabilities	$14	$7	$21

The following assumptions were used to determine the right-of-use assets and obligations associated with Verso’s leases as of December 31, 2019. Verso uses its incremental borrowing rate to value the right-of-use asset and related obligations.

December 31,
2019
Weighted-average remaining lease term (years):
Operating leases	2.2
Finance leases	4.4
Weighted-average discount rate:
Operating leases	4.3%
Finance leases	3.8%

The following table provides additional cash flow details associated with leases included in the Consolidated Statement of Cash Flows for the year ended December 31, 2019.

Year Ended
(Dollars in millions)	December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows related to operating leases	$12
Operating cash flows related to finance leases	—
Financing cash flows related to finance leases	1

Rental expense for operating leases classified under ASC 840, Leases, for the years ended December 31, 2017 and 2018 was $10 million and $12 million, respectively. The following table represents the future minimum rental payments due under non-cancelable operating leases that had initial or remaining lease terms in excess of one year, as of December 31, 2018. Amounts are based on ASC 840, Leases, that was superseded upon Verso’s adoption of ASC 842, Leases, on January 1, 2019 (see Note 2).

December 31,
(Dollars in millions)	2018
2019	$6
2020	5
2021	2
2022	1
2023	—
Thereafter	—
Total	$14

9. DEBT

As of December 31, 2018 and 2019, Verso Paper had no outstanding borrowings on the ABL Facility (as defined below).

During the years ended December 31, 2017 and 2018, Verso Paper made scheduled principal payments totaling $18 million and $9 million, respectively, on the Term Loan Facility (as defined below). As a result of the excess cash flow requirement in the Term Loan Facility, Verso Paper was obligated to fund additional principal payments during the years ended December 31, 2017 and 2018 of $7 million and $21 million, respectively. Verso Paper also elected to make additional voluntary principal prepayments on the Term Loan Facility totaling $40 million and $116 million during the years ended December 31, 2017 and 2018, respectively, from available liquidity including amounts borrowed under the ABL Facility. The mandatory and voluntary principal prepayments resulted in the full pay off of the Term Loan Facility on September 10, 2018.

Amounts of interest expense (inclusive of amounts capitalized) and amounts of cash interest payments related to long-term debt for the periods presented, are as follows:

	Year Ended December 31,
(Dollars in millions)	2017	2018	2019
Interest expense (1)	$30	$15	$3
Cash interest paid	30	16	2
Debt issuance cost and discount amortization (2)	9	19	1

(1) Represents interest expense incurred on the Credit Facilities, exclusive of amortization of debt issuance cost and discount and inclusive of amounts capitalized (see Note 5 for additional information on capitalized interest costs).
(2) Amortization of debt issuance cost and original issue discount, including accelerated amortization associated with the early extinguishment of the Term Loan Facility and the ABL Amendment, are included in Interest expense on the Consolidated Statements of Operations and in Amortization of debt issuance cost and discount on the Consolidated Statements of Cash Flows.

Credit Facilities
On July 15, 2016, Verso Paper Holding LLC entered into a $375 million asset-based revolving credit facility, or the “ABL Facility,” and a $220 million senior secured term loan (with loan proceeds of $198 million after the deduction of the original issue discount of $22 million), or the “Term Loan Facility,” and collectively termed the “Credit Facilities.” After the Company completed an internal reorganization in December 2016, Verso Paper Holding LLC ceased to exist and Verso Paper became the borrower under the Credit Facilities.

On February 6, 2019, Verso Paper entered into a second amendment to the ABL Facility, or the “ABL Amendment.” As a result of the ABL Amendment, the ABL Facility provides for revolving commitments of $350 million, with a $100 million sublimit for letters of credit and a $35 million sublimit for swingline loans. Verso Paper may request one or more incremental revolving commitments in an aggregate principal amount up to the greater of (i) $75 million or (ii) the excess of the borrowing base over the revolving facility commitments of $350 million; however, the lenders are not obligated to increase the revolving commitments upon any such request. Availability under the ABL Facility is subject to customary borrowing conditions. The ABL Facility will mature on February 6, 2024.

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

The amount of borrowings and letters of credit available to Verso Paper pursuant to the ABL Facility is limited to the lesser of $350 million or an amount determined pursuant to a borrowing base ($311 million as of December 31, 2019). As of December 31, 2019, the outstanding balance of the ABL Facility was zero, with $35 million issued in letters of credit and $276 million available for future borrowings.

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

The ABL Facility contains financial covenants requiring Verso, among other things, to maintain a minimum fixed charge coverage ratio if availability were to drop below prescribed thresholds. The ABL Facility also requires that certain payment conditions, as defined therein, are met in order for Verso to incur debt or liens, pay cash dividends, repurchase equity interest, prepay indebtedness, sell or dispose of assets and make investments in or merge with another company.

The Term Loan Facility was scheduled to mature on October 14, 2021, with quarterly installments due of at least $4 million (subject to increase depending on excess cash flow) for each quarter ended in 2016 through maturity. The mandatory and voluntary principal prepayments resulted in the full pay off of the Term Loan Facility on September 10, 2018. Any voluntary prepayments by Verso Paper of the term loans under the Term Loan Facility were subject to customary “breakage” costs with respect to eurocurrency loans and a 2% prepayment premium until July 14, 2018, and a 1% prepayment premium after July 15, 2018, but before July 14, 2020, and thereafter no prepayment premium. The Company incurred $8 million of debt issuance costs associated with the Term Loan Facility and recorded this amount as a direct deduction of the debt liability, which was amortized over the life of the Term Loan Facility.

10. OTHER LONG-TERM LIABILITIES

Other long-term liabilities consist of the following:

	December 31,
(Dollars in millions)	2018	2019
Asset retirement obligations	$13	$15
Employee related obligations	15	15
Operating lease liabilities	—	6
Deferred compensation	3	4
Other	1	1
Other long-term liabilities	$32	$41

11. EARNINGS PER SHARE

The following table provides a reconciliation of the basic and diluted loss or income per common share:

	Year Ended December 31,
	2017	2018	2019
Net income (loss) available to common shareholders (in millions)	$(30)	$171	$96
Weighted average common shares outstanding - basic (in thousands)	34,432	34,514	34,625
Dilutive shares from stock awards (in thousands)	—	582	509
Weighted average common shares outstanding - diluted (in thousands)	34,432	35,096	35,134
Basic income (loss) per share	$(0.87)	$4.97	$2.78
Diluted income (loss) per share	$(0.87)	$4.88	$2.74

As a result of the net loss from continuing operations for the year ended December 31, 2017, 0.6 million restricted stock units were excluded from the calculation of diluted earnings per share as their inclusion would be anti-dilutive. As of December 31, 2019, Verso has 1.8 million warrants outstanding at an exercise price of $27.86 (see Note 13). As a result of the exercise price of the warrants exceeding the average market price of Verso’s common stock during the years ended December 31, 2017, 2018 and 2019, 1.8 million warrants were excluded from the calculations of diluted earnings per share for the periods presented as their inclusion would be anti-dilutive. There were no cash dividends declared or paid in the periods presented and therefore no dilutive effect (see Note 13 for details on the non-cash dividend declared on June 16, 2019 related to the stockholder rights plan).

12. RETIREMENT BENEFITS

Defined Benefit Plans

As of December 31, 2018, the Verso Paper Corp. Pension Plan for Hourly Employees (Androscoggin) and the NewPage Cash Balance Plan for Non-Bargained Employees were merged into the NewPage Retirement Plan for Bargained Hourly Employees to form a combined plan which was renamed the Verso Corporation Employee Pension Plan. As of December 31, 2019, this plan covers approximately 64% of Verso’s employees. The pension plan provides defined benefits based on years of service multiplied by a flat monetary benefit or based on a percentage of compensation as defined by the respective plan document. As of December 31, 2015, all of the defined benefit pension plans were frozen to new entrants. Some of the pension plan participants previously in the NewPage Retirement Plan for Bargained Hourly Employees continue to earn service accruals toward their pension benefits but no longer receive multiplier increases. Verso employees previously in the NewPage Cash Balance Plan for Non-Bargained Employees continue to earn annual interest credits, but no longer earn cash balance benefit credits. Benefit accruals are frozen for employees previously in the Verso Paper Corp. Pension Plan for Hourly Employees (Androscoggin).

During the fourth quarter 2019, Verso offered a voluntary lump-sum option, on a temporary basis, to certain terminated vested and retired participants in the Verso Corporation Employee Pension Plan. The election period to participate began October 24, 2019 and ended November 22, 2019. Lump-sum payments were distributed in November and December 2019, to those participants who were eligible and elected this form of payment. This action resulted in a settlement gain of $13 million, included in Other (income) expense on the Consolidated Statement of Operations for the year ended December 31, 2019.

The following tables summarize the components of net periodic pension cost (income) of Verso’s pension plans for the periods presented:

	Year Ended December 31,
(Dollars in millions)	2017	2018	2019
Components of net periodic pension cost (income):
Service cost	$16	$6	$4
Interest cost	65	60	65
Expected return on plan assets	(75)	(73)	(70)
Settlement	—	—	(13)
Net periodic pension cost (income)	$6	$(7)	$(14)

The following table provides detail on net actuarial (gain) loss recognized in Accumulated other comprehensive (income) loss:

	December 31,
(Dollars in millions)	2018	2019
Amounts recognized in Accumulated other comprehensive (income) loss:
Net actuarial (gain) loss, net of tax	$(120)	$(122)

There is no estimated net actuarial (gain) loss that will be amortized from Accumulated other comprehensive income into net periodic pension cost (income) during 2020.

Verso makes contributions that are sufficient to fund actuarially determined costs, generally equal to the minimum amounts required by the Employee Retirement Income Security Act. Contributions to the pension plans were $32 million in 2017, $43 million in 2018 and $42 million in 2019. In 2020, Verso expects to make cash contributions to the pension plan of $54 million. Verso expects no plan assets to be returned to the Company in 2020.

The following table sets forth a reconciliation of the pension plans’ benefit obligations, plan assets and funded status for the periods presented:

	Year Ended December 31,
(Dollars in millions)	2018	2019
Change in Projected Benefit Obligation:
Benefit obligation at beginning of period	$1,753	$1,590
Settlement	—	(55)
Service cost	6	4
Interest cost	60	65
Actuarial (gain) loss	(136)	170
Benefits paid	(93)	(85)
Settlement payments	—	(147)
Benefit obligation at end of period	$1,590	$1,542
Change in Plan Assets:
Plan assets at fair value at beginning of period	$1,296	$1,162
Settlement payments	—	(147)
Actual net return on plan assets	(84)	201
Employer contributions	43	42
Benefits paid	(93)	(85)
Plan assets at fair value at end of period	$1,162	$1,173
Funded (underfunded) status at end of period	$(428)	$(369)

The accumulated benefit obligation for the years ended December 31, 2018 and 2019 was $1,590 million and $1,542 million, respectively.

The following table summarizes expected future pension benefit payments from the plan:

(Dollars in millions)
2020	$89
2021	91
2022	92
2023	93
2024	93
2025 - 2029	461

In connection with the Pixelle Sale on February 10, 2020, Pixelle assumed approximately $35 million of Verso’s unfunded pension liabilities (see Note 19). The above table does not reflect changes the Pixelle Sale will have on future pension benefit payments from the plan.

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

The actuarial assumptions used in the defined benefit pension plans were as follows:

	Year Ended December 31,
	2017	2018	2019
Weighted average assumptions used to determine benefit obligations as of end of period:
Discount rate	3.51%	4.17%	3.11%
Rate of compensation increase	N/A	N/A	N/A
Weighted average assumptions used to determine net periodic pension cost for the period:
Discount rate	3.98%	3.51%	4.17%
Rate of compensation increase	N/A	N/A	N/A
Expected long-term return on plan assets	6.50%	6.50%	7.00%

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

The following table provides the pension plans’ asset allocation for the periods presented:

	Allocation of Plan Assets
	2018	Allocation on	2019	Allocation on
	Targeted	December 31,	Targeted	December 31,
	Allocation	2018	Allocation	2019
Fixed income:	25-55%		25-55%
Cash and cash equivalent		1%		3%
Fixed income funds		34%		31%
Equity securities:	35-65%		35-65%
Domestic equity funds - large cap		29%		34%
Domestic equity funds - small cap		6%		5%
International equity funds		20%		17%
Other:	4-15%		4-15%
Hedge funds, private equity, real estate, commodities		10%		10%

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

The following table sets forth by level, within the fair value hierarchy, the pension plans’ assets at fair value as of the periods presented:

(Dollars in millions)	Total	Level 1	Level 2	Level 3	Assets Valued at NAV Practical Expedient
December 31, 2019
Cash and cash equivalent	$38	$—	$38	$—	$—
Fixed income	360	—	347	13	—
Domestic equity - large cap	394	—	1	—	393
International equity	202	78	—	1	123
Domestic equity - small cap	60	1	—	—	59
Other (hedge funds, private equity, real estate, commodities)	119	14	—	—	105
Total assets at fair value	$1,173	$93	$386	$14	$680
December 31, 2018
Cash and cash equivalent	$12	$12	$—	$—	$—
Fixed income	397	—	393	4	—
Domestic equity - large cap	339	20	1	—	318
International equity	229	46	—	—	183
Domestic equity - mid cap	1	—	1	—	—
Domestic equity - small cap	64	11	—	—	53
Other (hedge funds, private equity, real estate, commodities)	120	—	—	—	120
Total assets at fair value	$1,162	$89	$395	$4	$674

The following table sets forth a summary of the changes in the fair value of the pension plan’s Level 3 assets, which are corporate debt and equity securities, for the years ended December 31, 2018 and 2019:

(Dollars in millions)	Fair Value
Balance, January 1, 2018	$—
Purchase of securities	4
Change in the fair value	—
Balance, December 31, 2018	$4
Purchase of securities	16
Sale of securities	(3)
Change in the fair value of current securities	(2)
Transfers into Level 3	—
Transfers out of Level 3	(1)
Balance, December 31, 2019	$14

There were no transfers of investments between the levels of the fair value hierarchy during the years ended December 31, 2018. For the year ended December 31, 2019, $1 million of investments transferred from Level 3 to Level 2 due to changes in the observability of significant inputs.

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

The table below sets forth the fair values of investments, whose fair values are estimated at December 31, 2019, using the NAV per share derived by the fund managers as a practical expedient that have unfunded commitments and/or redemption restrictions. To derive the estimated NAV per share, the fund managers apply various methodologies, including, but not limited to, use of proprietary estimation models, quoted market prices or third-party valuations for underlying securities within the investments, evaluating contributions, distributions, interest, dividends and management fees, as well as evaluating the general market conditions and their correlation and impact on the investments.

	December 31, 2019
(Dollars in millions)	Fair Value	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Multi-strategy hedge fund (1)	$—	$—	Annually	45 days
Debt securities hedge fund (2)	72	—	Semi-Annually	90 days
Private equity (3)	11	2	N/A	N/A
Domestic equity funds - large cap (4)	69	—	Monthly	Various (5)
	$152	$2
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

	Year Ended December 31,
(Dollars in millions)	2017	2018	2019
Defined Contribution Plans
Non-elective employer contribution	$14	$14	$13
Employer 401(k) matching contributions	14	14	14

13. EQUITY

Equity Awards
The Verso Corporation Performance Incentive Plan, or the “2016 Incentive Plan,” became effective on July 15, 2016 and no stock awards were issued on that date. The maximum number of shares of Class A Common Stock authorized to be issued or transferred pursuant to awards under the 2016 Incentive Plan is 3.6 million. As of December 31, 2019, we had 3.1 million shares of common stock reserved for future issuance under the 2016 Incentive Plan. The Compensation Committee of the Board of Directors is the administrator of the 2016 Incentive Plan. Under the 2016 Incentive Plan, stock awards may be granted to employees, consultants and directors upon approval by the Board of Directors.
During 2019, Verso granted 0.2 million time-based restricted stock units and 0.2 million performance-based restricted stock units to its executives and certain senior managers. The performance awards granted in 2019 vest at December 31, 2021, subject to a comparison of annualized total shareholder return, or “TSR,” of Verso to a select group of peer companies over a 3-year period. The vesting criteria of the performance awards meet the definition of a market condition for accounting purposes. The full grant date value of the performance awards will be recognized over the remaining vesting period assuming that the employee is employed continuously to the vesting date. The number of shares which will ultimately vest at the vesting date ranges from 50% to 150% based on Verso stock performance relative to the peer group if Verso’s annualized TSR is at least 5% during the performance period. The compensation expense associated with these performance awards was determined using the Monte Carlo valuation methodology.

On April 5, 2019, Verso granted 68 thousand restricted stock units to its interim Chief Executive Officer of which 10% are time-based and 90% are performance-based. The performance-based restricted stock units meet the criteria of a performance condition for accounting purposes and vest upon a change in control. On November 11, 2019, the vesting condition of the performance-based award was modified to vest on the closing date (as defined in the Purchase Agreement) of the Pixelle Sale (see Note 19).

Verso recognized equity award expense of $1 million, $8 million and $12 million for the years ended December 31, 2017, 2018 and 2019, respectively. Equity award expense for the year ended December 31, 2019 included $3 million related to the accelerated vesting of 233 thousand performance-based restricted stock units and 108 thousand time-based restricted stock units, net of cancellation of 124 thousand time-based restricted stock units, pursuant to a separation agreement, dated April 11, 2019, entered into with Verso’s former Chief Executive Officer. As of December 31, 2019, there was approximately $6 million of unrecognized compensation cost related to the 1.2 million non-vested restricted stock units, which is expected to be recognized over the weighted average period of 1.8 years.

Time-based Restricted Stock Units
The following table summarizes activity for the time-based restricted stock units:

(In thousands, except per share amounts)	Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value per Share
Non-vested at December 31, 2016	160	$11.18
Granted	528	6.41
Vested	(73)	10.81
Forfeited	(32)	11.50
Non-vested at December 31, 2017	583	6.89
Granted	204	17.75
Vested	(106)	7.42
Forfeited	(3)	14.08
Non-vested at December 31, 2018	678	10.04
Granted	192	20.57
Vested	(154)	14.16
Forfeited	(137)	13.81
Non-vested at December 31, 2019	579	$11.55

Performance-based Restricted Stock Units
The following table summarizes activity for the performance-based restricted stock units:

	Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value per Share

(In thousands, except per share amounts)
Non-vested at December 31, 2017	—	$—
Granted	640	22.25
Vested	—	—
Forfeited	(2)	18.22
Non-vested at December 31, 2018	638	22.26
Granted	244	17.35
Vested	(233)	20.92
Forfeited	(11)	17.50
Non-vested at December 31, 2019	638	$18.84

Warrants

On July 15, 2016, warrants to purchase up to an aggregate of 1.8 million shares of Class A Common Stock were issued to holders of first-lien secured debt at an exercise price of $27.86 per share and a seven year term. As of December 31, 2019, no warrants have been exercised.

Preferred Stock

On June 16, 2019, the Board of Directors authorized 100 thousand shares of preferred stock with a par value of $0.01 per share, designated as Series A Junior Participating Preferred Stock, or “Preferred Stock,” in conjunction with the adoption of the Rights Plan (defined below).

Stockholder Rights Plan

On June 16, 2019, the Board of Directors approved the adoption of a limited duration stockholder rights plan, or the “Rights Plan,” and declared a dividend payable to stockholders of record on June 27, 2019 of one right, or a “Right,” per each outstanding share of Verso’s Class A common stock to purchase one one-thousandth (subject to adjustment) of a share of Preferred Stock at a price of $75.00 per one one-thousandth of a share of Preferred Stock upon exercise of the Right (subject to adjustment). Unless and until a triggering event occurs and these Rights become exercisable, the Rights will trade with the shares of the Verso’s common stock.

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

On February 18, 2020, Verso’s Board of Directors terminated the limited duration stockholder rights plan.

14. RESTRUCTURING CHARGES

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

In connection with the closure of the Luke Mill, Verso recognized $76 million of accelerated depreciation which is included in Depreciation and amortization on the Consolidated Statements of Operations for the year ended December 31, 2019.

The following table details the charges incurred related to the Luke Mill closure as included in Restructuring charges on the Consolidated Statements of Operations:

	Year Ended	Cumulative
(Dollars in millions)	December 31, 2019	Incurred
Property, plant and equipment, net	$10	$10
Severance and benefit costs	19	19
Write-off of spare parts and inventory	9	9
Write-off of purchase obligations and commitments	1	1
Other costs	13	13
Total restructuring costs	$52	$52

The following table details the changes in the restructuring reserve liabilities related to the Luke Mill closure which are included in Accounts payable and Accrued and other liabilities on the Consolidated Balance Sheets:

Year Ended
(Dollars in millions)	December 31, 2019
Beginning balance of reserve	$—
Severance and benefits	19
Severance and benefit payments	(17)
Severance and benefits reserve adjustments	(1)
Purchase obligations	1
Purchase obligations payments	(1)
Other costs	13
Payments on other costs	(10)
Ending balance of reserve	$4

Corporate Restructuring — In November 2016, Verso announced the closure of its Memphis office headquarters and relocation of its Corporate headquarters to Miamisburg, Ohio. The following table details the charges incurred as included in Restructuring charges on the Consolidated Statements of Operations:

	Year Ended	Year Ended	Cumulative
(Dollars in millions)	December 31, 2017	December 31, 2018	Incurred
Severance and benefit costs	$1	$—	$3
Write-off of purchase obligations	2	(1)	1
Other costs	1	—	1
Total restructuring costs	$4	$(1)	$5

The following table details the changes in the restructuring reserve liabilities related to Corporate restructuring activities as included in Accrued liabilities on the Consolidated Balance Sheets:

	Year Ended December 31,
(Dollars in millions)	2017	2018
Beginning balance of reserve	$3	$2
Severance and benefit costs	1	—
Severance and benefit payments	(4)	—
Purchase obligations	2	—
Purchase obligation payments	—	(1)
Purchase obligations adjustments	—	(1)
Other costs	1	—
Payments on other costs	(1)	—
Ending balance of reserve	$2	$—

There were no restructuring charges related to the Corporate restructuring during 2019.
Androscoggin/Wickliffe Capacity Reductions — On April 5, 2016, Verso announced its decision to permanently close the Wickliffe Mill and the associated Property, plant and equipment were written down to salvage value. On November 1, 2016, Verso announced the temporary idling of the No. 3 paper machine at the Androscoggin Mill and on July 19, 2017, Verso announced plans to permanently shut down the No. 3 paper machine and associated equipment, reducing annual coated papers production capacity by approximately 200,000 tons. In connection with the temporary idling of the No. 3 paper machine at the Androscoggin Mill, Verso recognized $6 million of accelerated depreciation during the first quarter of 2017, which is included in Depreciation and amortization on the Consolidated Statements of Operations.

The following table details the charges incurred related primarily to the Androscoggin/Wickliffe capacity reductions as included in Restructuring charges on the Consolidated Statements of Operations:

	Year Ended	Year Ended	Cumulative
(Dollars in millions)	December 31, 2017	December 31, 2018	Incurred
Severance and benefit costs	$—	$—	$5
Write-off of purchase obligations and commitments	2	—	3
Other costs	3	2	8
Total restructuring costs	$5	$2	$16

The following table details the changes in the restructuring reserve liabilities related to the Androscoggin/Wickliffe capacity reductions as included in Accrued liabilities on the Consolidated Balance Sheets:

	Year Ended December 31,
(Dollars in millions)	2017	2018
Beginning balance of reserve	$6	$1
Severance and benefit payments	(5)	(1)
Purchase obligations	2	—
Payments on purchase obligations	(2)	—
Other costs	3	2
Payments on other costs	(3)	(2)
Ending balance of reserve	$1	$—

There were no restructuring charges related to the Androscoggin/Wickliffe capacity reductions during 2019.

15. INCOME TAXES

The following is a summary of the components of the (benefit) provision for income taxes for Verso:

	Year Ended December 31,
(Dollars in millions)	2017	2018	2019
Current tax (benefit) provision:
U.S. federal	$(6)	$—	$—
U.S. state and local	—	—	1
Total current tax (benefit) provision	(6)	—	1
Deferred tax (benefit) provision:
U.S. federal	64	35	(4)
U.S. state and local	(1)	(31)	2
Total deferred tax (benefit) provision	63	4	(2)
Less: valuation allowance	(63)	(4)	(115)
Allocation to Other comprehensive (income) loss	(2)	—	(1)
Total income tax (benefit) provision	$(8)	$—	$(117)

A reconciliation of income tax expense using the statutory federal income tax rate compared with actual income tax expense follows:

	Year Ended December 31,
(Dollars in millions)	2017	2018	2019
Tax at Statutory U.S. Rate of 21% in 2019 and 2018 and 35% in 2017	$(13)	$36	$(4)
Increase resulting from:
Federal tax rate change	71	—	—
Allocation to Other comprehensive (income) loss related to pension benefits.	(2)	—	(1)
Other expenses	—	(1)	—
Net permanent differences	69	(1)	(1)
Valuation allowance	(63)	(4)	(115)
State income taxes (benefit)	—	(31)	3
Other	(1)	—	—
Total income tax (benefit) provision	$(8)	$—	$(117)

The following is a summary of the significant components of the net deferred tax asset (liability):

	December 31,
(Dollars in millions)	2018	2019
Deferred tax assets:
Net operating loss	$46	$54
Credit carryforwards	40	44
Pension	140	123
Compensation obligations	18	15
Inventory reserves/capitalization	23	24
Capitalized expenses	4	4
Other	8	12
Gross deferred tax assets	279	276
Less: valuation allowance	(126)	(11)
Deferred tax assets, net of allowance	$153	$265
Deferred tax liabilities:
Property, plant and equipment	$(149)	$(137)
Intangible assets	(3)	(5)
Other	(1)	(5)
Total deferred tax liabilities	(153)	(147)
Net deferred tax assets	$—	$118

We regularly evaluate the need for an income tax valuation allowance for deferred tax assets by assessing whether it is more likely than not that we will realize the deferred tax assets. At December 31, 2019, we considered the existence of recent cumulative income from continuing operations as a source of positive evidence and concluded to reverse a portion of the income tax valuation allowance. To determine the appropriate income tax valuation allowance, we considered the timing of future reversal of our taxable temporary differences that supports realizing a portion of our deferred tax assets.

The income tax valuation allowance for deferred tax assets as of December 31, 2018 and 2019 was $126 million and $11 million, respectively. The decrease in the income tax valuation allowance in 2019 of $115 million is primarily attributable to a release of the income tax valuation allowances on all federal deferred tax assets and certain state tax credits. It is less than more likely than not that Verso will realize the carryforward benefits of all of these state tax credits in the future.

ASC Topic 740 requires that a Company allocate tax expense to other comprehensive income, or “OCI,” and a corresponding tax benefit to income from continuing operations when there is a pretax loss from continuing operations and pretax income in OCI. In 2018, Verso allocated zero of tax expense to OCI and recognized a zero tax benefit in continuing operations. In 2019, Verso allocated $1 million tax expense to OCI and recognized a $1 million tax benefit in continuing operations.

Income tax benefits of $123 million related to pension benefit obligations are recorded, of which $32 million is attributable to other comprehensive income as of December 31, 2019.

Verso has federal net operating loss carryforwards totaling $347 million as of December 31, 2019, which begin to expire at the end of 2034. Verso estimates that these net operating losses have been reduced by attribute reduction and IRC Section 382 limits to $238 million available to be utilized in the future. $198 million of the federal net operating loss carryforwards begin to expire at the end of 2034 and $40 million of the federal net operating loss carryforwards never expire under the provisions of the Tax Act (defined below).

Verso has state net operating loss carryforwards, after apportionment, totaling $71 million available to be utilized in the future as of December 31, 2019. A state income tax credit of $40 million, that was denied in prior years was reinstated in 2018, has a 15-year carryforward period and begins to expire in 2024. Verso has research and development credit carryforwards of $4 million which begin to expire in 2036.

On December 22, 2017, the federal government enacted new tax reform legislation. The provisions of the U.S. Tax Cuts and Jobs Act of 2017, or the “Tax Act,” included a reduction in the corporate income tax rate from 35% to 21%. The reduction in the federal tax rate resulted in a reduction of deferred tax assets of $71 million offset with a corresponding decrease in the income tax valuation allowance. Also included in the Tax Act was a repeal of the alternative minimum tax and provisions allowing for the refund of any minimum tax credit carryovers. Verso recognized a tax benefit of $6 million, which is included in Income tax expense (benefit) on the Consolidated Statement of Operations for the year ended December 31, 2017, related to the recognition of a minimum tax credit carryover receivable. Verso believes that all of the significant impacts of the Tax Act are reflected in the financial statements.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(Dollars in millions)
Balance at December 31, 2017	$2
Additions	—
Reductions	—
Balance at December 31, 2018	2
Additions	—
Reductions	—
Balance at December 31, 2019	$2

Verso’s policy is to record interest paid or received with respect to income taxes as interest expense or interest income, respectively, in the Consolidated Statements of Operations. The total amount of tax-related interest and penalties in the Consolidated Balance Sheets was zero at December 31, 2018 and 2019. The amount of expense (benefit) for interest and penalties included in the Consolidated Statements of Operations was zero for all periods presented.

None of the unrecognized tax benefits are expected to significantly increase or decrease in the next twelve months. None of the unrecognized tax benefits would, if recognized, affect the effective tax rate.

Verso files income tax returns in the United States for federal and various state jurisdictions. As of December 31, 2019, periods beginning in 2016 are still open for examination by various taxing authorities; however, taxing authorities have the ability to adjust net operating loss carryforwards from years prior to 2016. As of December 31, 2019, there are no ongoing federal or state income tax audits.

16. NEW MARKET TAX CREDIT ENTITIES

In 2010, Verso entered into a financing transaction with Chase Community Equity, LLC, or “Chase,” related to a $43 million renewable energy project at the mill in Quinnesec, Michigan, in which Chase made a capital contribution and Verso Finance made a loan to Chase NMTC Verso Investment Fund, LLC, or the “Investment Fund,” under a qualified New Markets Tax Credit, or “NMTC,” program, provided for in the Community Renewal Tax Relief Act of 2000. The NMTC was subject to 100% recapture for a period of 7 years as provided in the Internal Revenue Code. At the end of the recapture period in December 2017, and as a result of the put, all obligations to Chase have been met and the $8 million, net of related expenses of $1 million, is recorded as an extinguishment gain and included in Other (income) expense on the Consolidated Statement of Operations for the year ended December 31, 2017.

17. COMMITMENTS AND CONTINGENCIES

Purchase obligations — Verso has entered into unconditional purchase obligations in the ordinary course of business for the purchase of certain raw materials, energy and services. The following table summarizes the unconditional purchase obligations, as of December 31, 2019, which includes $63 million associated with a wood supply contract that was transferred in the Pixelle Sale and is no longer a contractual obligation of Verso as of February 10, 2020.

(Dollars in millions)
2020	42
2021	17
2022	16
2023	15
2024	14
Thereafter	56
Total	$160

Represented Employees — As of December 31, 2019, approximately 65% of Verso’s hourly workforce is represented by unions. On February 28, 2019, the United Steelworkers, or “USW,” represented employees at four Verso sites, voted to ratify a new Master Labor Agreement, or the “Agreement,” covering five USW local branches, or approximately 80% of Verso’s hourly represented workforce as of December 31, 2019. The Agreement, which was effective on March 1, 2019, will run for a period of three years with staggered expiration dates at each of the affected sites. In addition, two smaller local unions (the International Brotherhood of Electrical Workers and the International Brotherhood of Teamsters) at two of the mill locations also signed and are participating in the Agreement. The remaining four smaller trade unions at two of the mill sites ratified new agreements in the fourth quarter 2019. During the year ended December 31, 2019, Verso recognized $7 million of expense for signing bonuses and for the settlement of various work arrangement issues, to represented employees covered by the Agreements, which was included in Cost of products sold on the Consolidated Statements of Operations.

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

In November 2019, the state of West Virginia asserted that four aboveground storage tanks at Verso’s Luke Mill leaked and that Verso had failed to take certain actions to prevent and report the release of pollutants into the Potomac River. In December 2019, the state of Maryland brought suit against Verso asserting the unlawful discharge of pollutants into the North Branch of the Potomac River from the Luke Mill. Also in November 2019, Verso received formal notice that the Potomac Riverkeeper Network (the “PRN”) intended to bring suit against Verso based on similar assertions. No such suit has been filed against Verso by the PRN as of the date of this Report. Verso closed the Luke Mill, which sits on the border of West Virginia and Maryland, in June 2019. Verso is working cooperatively and transparently with both Maryland and West Virginia regulatory agencies to address the concerns at the Luke Mill. Verso plans to vigorously defend itself in these matters. The ultimate aggregate amount of probable monetary liability or financial impact with respect to these matters is subject to many uncertainties and could be material, but management cannot reasonably estimate the amount or range of potential liability and possible losses at this time. However, during 2019, Verso recorded $3 million for costs related to environmental remediation efforts, of which $1 million was incurred in 2019 and $2 million is estimated to be incurred in 2020. As of December 31, 2019, $2 million of environmental remediation costs are included in Accrued and other liabilities on the Consolidated Balance Sheet.

18. UNAUDITED QUARTERLY DATA

The quarterly financial data is as follows:

(Dollars in millions, except per share amounts)	First	Second	Third	Fourth	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
	2018	2018	2018	2018	2019	2019	2019	2019
Summary Statement of Operations Data:
Net sales	$639	$644	$704	$695	$639	$602	$616	$587
Cost of products sold (exclusive of depreciation and amortization)	581	581	580	579	549	540	536	513
Depreciation and amortization	27	28	28	28	28	104	25	26
Selling, general and administrative expenses	25	28	25	24	24	29	23	28
Restructuring charges	1	1	—	(1)	—	40	4	8
Other operating (income) expense(1)	—	2	(9)	2	1	1	—	2
Interest expense	11	6	15	1	1	1	—	—
Other (income) expense(2)	(4)	(3)	(21)	(24)	(1)	(1)	(1)	(15)
Income tax expense (benefit)(3)	—	—	—	—	1	—	(1)	(117)
Net income (loss)	(2)	1	86	86	36	(112)	30	142
Share Data:
Income (loss) per common share:
Basic(4)	$(0.06)	$0.03	$2.49	$2.49	$1.05	$(3.23)	$0.86	$4.10
Diluted(4)	(0.06)	0.03	2.45	2.44	1.03	(3.23)	0.85	4.04
Weighted average shares of common stock outstanding (thousands):
Basic	34,465	34,506	34,562	34,553	34,484	34,626	34,686	34,702
Diluted	34,465	34,829	35,051	35,288	35,225	34,626	35,137	35,232
Closing price per share:
High	$17.94	$21.77	$33.67	$33.57	$25.80	$23.22	$19.23	$18.93
Low	14.46	15.92	20.36	21.02	18.47	16.67	9.90	12.15
Period-end	16.84	21.76	33.67	22.40	21.42	19.05	12.38	18.03

(1)	Third quarter 2018 other operating income primarily associated with the realized gain on the sale of the Wickliffe Mill.

(2)
Third and fourth quarters 2018 other income primarily associated with countervailing duty settlement gains pursuant to the Settlement Agreement. Fourth quarter 2019 other income primarily associated with the pension settlement gain.

(3)	Fourth quarter 2019 income tax benefit primarily associated with a release of the income tax valuation allowances on all federal deferred tax assets and certain state tax credits.

(4)
Earnings per share calculations for each fiscal quarter are based on the applicable weighted-average shares outstanding for each period, and the sum of the earnings per share for the four fiscal quarters may not necessarily be equal to the full year earnings per share amount.

19. SUBSEQUENT EVENTS

Sale of Androscoggin Mill and Stevens Point Mill

On February 10, 2020, Verso completed the sale, to Pixelle, of all of the outstanding membership interests in Verso Androscoggin, LLC, an indirect wholly owned subsidiary of Verso and the entity that, as of the closing date, held all the assets primarily related to Verso’s Androscoggin Mill located in Jay, Maine and Stevens Point Mill, located in Stevens Point, Wisconsin. As consideration for the Pixelle Sale, Verso received approximately $346 million in cash, which reflects certain adjustments in respect of Verso’s estimates of cash, indebtedness and working capital of Verso Androscoggin, LLC as of the closing date, and Pixelle assumed approximately $35 million of Verso’s unfunded pension liabilities. The consideration for the sale will be subject to final post-closing adjustments pursuant to the terms of the Purchase Agreement.

Termination of Stock Rights Plan

On February 18, 2020, our Board of Directors terminated the limited duration stockholder rights plan previously adopted on June 16, 2019.

Share Repurchase Authorization and Dividend Plan

On February 26, 2020, our Board of Directors authorized up to $250 million of net proceeds from the Pixelle Sale to be used to repurchase outstanding shares of our common stock. Additionally, the Company plans to initiate a quarterly dividend of $0.10 per share starting in the second quarter of 2020.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2019, including a failure to report certain transactions with related persons and a code of conduct waiver, all of which are reported herein. Based upon this evaluation, and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of December 31, 2019.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended December 31, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Adam St. John and his spouse have been employed by Verso since its formation in 2006. His brother has been employed by Verso since 2008. Recently, we determined that upon and subsequent to Mr. St. John becoming one of our executive officers, we inadvertently failed to obtain approval from our Audit Committee and publicly report, as transactions with related persons pursuant to Item 404 of Regulation S-K, his wife’s and brother’s continued employment by and receipt of compensation from Verso. We informed our Board of Directors and Audit Committee of this oversight. Our Audit Committee, in accordance with the authority set forth in its charter to review and approve transactions with related persons, has reviewed, ratified and approved the employment of Mr. St. John’s spouse and brother and the payment of salary, bonus and other employment compensation and benefits to them. The Audit Committee further determined that it will review their employment status and level of compensation annually. Mr. St. John will refrain from setting compensation or benefits for his spouse or brother. In addition, we are reviewing and will report to the Audit Committee, and the Audit Committee will determine, whether additional disclosure controls and procedures are appropriate in light of the circumstances.

For the year ended December 31, 2019, Mr. St. John’s spouse received a base salary of $217,915, a bonus of $98,000, and restricted stock units under Verso’s employee equity compensation plan having a grant date value of $136,197. Mr. St. John’s brother received a base salary of $180,434 and a bonus of $64,862. He did not receive any equity compensation. If employed with Verso for the full calendar year 2020, Mr. St. John’s spouse is expected to receive cash and equity compensation of approximately $400,000, and his brother is expected to receive cash compensation of approximately $210,000. Each of Mr. St. John’s spouse and brother is also entitled to the general welfare and benefits plans provided to employees of Verso. Neither of them has a contract for employment with Verso.

The conflict of interest policy in our Code of Conduct prohibits family members, except at our mills, from working together under the same supervisor, in the same department, or in a direct or indirect reporting relationship. Mr. St John’s spouse and brother now have an indirect reporting relationship to him as our Chief Executive Officer. Our Board of Directors has reviewed the matter and waived this prohibition in our Code of Conduct with respect to the continued employment of Mr. St. John’s spouse and brother in an indirect reporting relationship to him.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item for Verso will either be (i) included in an amendment to this Annual Report on Form 10-K, or (ii) incorporated by reference from portions of the definitive proxy statement of Verso Corporation to be filed in connection with the 2020 annual meeting of stockholders of Verso Corporation. Such amendment or proxy statement will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2019. In addition, our Board of Directors has adopted a Code of Conduct that applies to all of our directors, employees and officers, including our Chief Executive Officer and Chief Financial Officer. The current version of the Code of Conduct is available on our website under the Corporate Governance section at www.versoco.com. To the extent required by rules adopted by the SEC and the New York Stock Exchange, we intend to promptly disclose future amendments to certain provisions of the Code of Conduct, or waivers of such provisions granted to executive officers and directors, on our website under the Corporate Governance section at www.versoco.com.

Item 11. Executive Compensation

The information required by this item for Verso will either be (i) included in an amendment to this Annual Report on Form 10-K, or (ii) incorporated by reference from portions of the definitive proxy statement of Verso Corporation to be filed in connection with the 2020 annual meeting of stockholders of Verso Corporation. Such amendment or proxy statement will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2019.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item for Verso will either be (i) included in an amendment to this Annual Report on Form 10-K, or (ii) incorporated by reference from portions of the definitive proxy statement of Verso Corporation to be filed in connection with the 2020 annual meeting of stockholders of Verso Corporation. Such amendment or proxy statement will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2019.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item for Verso will either be (i) included in an amendment to this Annual Report on Form 10-K, or (ii) incorporated by reference from portions of the definitive proxy statement of Verso Corporation to be filed in connection with the 2020 annual meeting of stockholders of Verso Corporation. Such amendment or proxy statement will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2019.

Item 14. Principal Accounting Fees and Services

The information required by this item for Verso will either be (i) included in an amendment to this Annual Report on Form 10-K, or (ii) incorporated by reference from portions of the definitive proxy statement of Verso Corporation to be filed in connection with the 2020 annual meeting of stockholders of Verso Corporation. Such amendment or proxy statement will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2019.

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

Exhibits

The following exhibits are included with this report:

Exhibit
Number	Description of Exhibit

2.1	Membership Interest Purchase Agreement, dated as of November 11, 2019, by and among Verso Paper Holding LLC, Verso Corporation and Pixelle Specialty Solutions LLC. (1)

3.1	Amended and Restated Certificate of Incorporation of Verso Corporation. (2)

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Verso Corporation. (3)

3.3	Certificate of Designation of Series A Junior Participating Preferred Stock of Verso Corporation. (4)

3.4	Amended and Restated Bylaws of Verso Corporation. (5)

3.5	Amendment No. 1 of Amended and Restated Bylaws of Verso Corporation. (6)

4.1	Form of specimen Class A Common stock certificate. (7)

4.2	Description of Capital Stock of Verso Corporation.

4.3	Form of specimen Class B Common stock certificate. (8)

4.4	Form of specimen Plan Warrant certificate. (9)

10.1	Warrant Agreement dated as of July 15, 2016, between Verso Corporation and Computershare Inc. and its wholly owned subsidiary, Computershare Trust Company N.A., collectively, as warrant agent. (10)

10.2
Asset-Based Revolving Credit Agreement dated as of July 15, 2016, among Verso Paper Finance Holdings LLC, Verso Paper Holdings LLC, each of the subsidiaries of the borrower party thereto, the lenders party thereto, Wells Fargo Bank, National Association, as administrative agent, Barclays Bank PLC, as syndication agent, and Wells Fargo Bank, National Association and Barclays Bank PLC, as joint lead arrangers and joint bookrunners. (11)

10.3
First Amendment dated as of December 5, 2016, to Asset-Based Revolving Credit Agreement dated as of July 15, 2016, among Verso Paper Finance Holdings LLC, Verso Paper Holdings LLC, the subsidiary loan parties party thereto, the lenders party thereto, Wells Fargo Bank, National Association, as administrative agent, and the other parties party thereto. (12)

10.4
Second Amendment to Credit Agreement, dated as of February 6, 2019, among Verso Holding LLC, Verso Paper Holding LLC, each of the other loan parties party thereto, the lenders party thereto, and Wells Fargo Bank, National Association, as administrative agent. (13)

10.5*	Verso Corporation Performance Incentive Plan. (14)

10.6*	Verso Paper Corp. Executive Retirement Program. (15)

10.7*
Verso Paper Deferred Compensation Plan, consisting of The CORPORATEplan for RetirementSM Executive Plan, Basic Plan Document, effective as of February 15, 2007, as amended and restated by the Adoption Agreement effective as of December 1, 2008, as further amended by the Verso Paper Deferred Compensation Plan Amendment effective as of April 10, 2009, and as further amended by the Second Amendment to Verso Paper Deferred Compensation Plan effective as of January 1, 2010. (16)

10.8*	Employment Agreement dated as of January 10, 2017 (effective as of February 1, 2017), between Verso Corporation and B. Christopher DiSantis. (17)

10.9*	Restrictive Covenant Agreement dated as of January 10, 2017 (effective as of February 1, 2017), between Verso Corporation and B. Christopher DiSantis. (18)

10.10*	Employment Offer Letter Agreement dated September 8, 2015, between Verso Corporation and Allen J. Campbell. (19)

10.11*	Employment Agreement, dated as of November 11, 2019, by and between Leslie T Lederer and Verso. (20)

10.12*	Indemnification Agreement between Verso and the directors and officers of Verso Corporation and its subsidiaries (form). (21)

10.13*	Amended and Restated Confidentiality and Non-Competition Agreement between Verso Paper Corp. and each of its executives (form). (22)

10.14*	Form of Employee Restricted Stock Unit Award Agreement - 2016. (23)

10.15*	Form of Non-Employee Director Restricted Stock Unit Award Agreement - 2016. (24)

10.16*	Form of Employee Restricted Stock Unit Award Agreement - 2017. (25)

10.17*	Form of Non-Employee Director Restricted Stock Unit Award Agreement - 2017. (26)

10.18*	Form of Employee Restricted Stock Unit Award Agreement - 2018. (27)

10.19*	Form of Amendment to 2017 Employee Restricted Stock Unit Award Agreement. (28)

10.20	Cooperation Agreement. (29)

21	Subsidiaries of Verso Corporation.

23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.

23.2	Consent of Resource Information Systems, Inc. (30)

31.1	Certification of Principal Executive Officer.

31.2	Certification of Principal Financial Officer.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350. (31)

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350. (31)

101.INS	Inline XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

 *  An asterisk denotes a management contract or compensatory plan or arrangement.

(1)	Incorporated herein by reference to Exhibit 2.1 of Verso Corporation’s Current Report on Form 8-K filed with the SEC on November 12, 2019.

(2)	Incorporated herein by reference to Exhibit 3.1 to Verso Corporation’s Registration Statement on Form 8-A filed with the SEC on July 15, 2016.

(3)	Incorporated herein by reference to Exhibit 3.1 to Verso Corporation’s Current Report on Form 8-K filed with the SEC on February 18, 2020.

(4)	Incorporated herein by reference to Exhibit 3.1 to Verso Corporation’s Current Report on Form 8-K filed with the SEC on June 20, 2019.

(5)	Incorporated herein by reference to Exhibit 3.2 to Verso Corporation’s Registration Statement on Form 8-A filed with the SEC on July 15, 2016.

(6)	Incorporated herein by reference to Exhibit 3.2 to Verso Corporation’s Current Report on Form 8-K filed with the SEC on February 18, 2020.

(7)	Incorporated herein by reference to Exhibit 4.1 to Verso Corporation’s Current Report on Form 8-K filed with the SEC on July 19, 2016.

(8)	Incorporated herein by reference to Exhibit 4.2 to Verso Corporation’s Current Report on Form 8-K filed with the SEC on July 19, 2016.

(9)	Included in Exhibit 10.1.

(10)	Incorporated herein by reference to Exhibit 10.4 to Verso Corporation’s Current Report on Form 8-K filed with the SEC on July 19, 2016.

(11)	Incorporated herein by reference to Exhibit 10.1 to Verso Corporation’s Current Report on Form 8-K filed with the SEC on July 19, 2016.

(12)	Incorporated herein by reference to Exhibit 10.1 to Verso Corporation’s Current Report on Form 8-K filed with the SEC on December 8, 2016.

(13)	Incorporated herein by reference to Exhibit 10.1 to Verso Corporation’s Current Report on Form 8-K filed with the SEC on February 11, 2019.

(14)	Incorporated herein by reference to Exhibit 10.3 to Verso Corporation’s Current Report on Form 8-K filed with the SEC on July 19, 2016.

(15)	Incorporated herein by reference to Exhibit 10.2 to Verso Corporation’s Current Report on Form 8-K, filed with the SEC on December 30, 2009.

(16)	Incorporated herein by reference to Exhibit 10.1 to Verso Corporation’s Current Report on Form 8-K, filed with the SEC on December 30, 2009.

(17)	Incorporated herein by reference to Exhibit 10.1 to Verso Corporation’s Current Report on Form 8-K filed with the SEC on January 12, 2017.

(18)	Incorporated herein by reference to Exhibit 10.2 to Verso Corporation’s Current Report on Form 8-K filed with the SEC on January 12, 2017.

(19)	Incorporated herein by reference to Exhibit 10.1 to Verso Corporation’s Current Report on Form 8-K filed with the SEC on September 8, 2015.

(20)	Incorporated herein by reference to Exhibit 10.1 to Verso Corporation’s Current Report on Form 8-Q filed with the SEC on November 12, 2019.

(21)	Incorporated herein by reference to Exhibit 10.6 to Verso Corporation’s Current Report on Form 8-K filed with the SEC on July 19, 2016.

(22)	Incorporated herein by reference to Exhibit 10.2 to Verso Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2012, filed with the SEC on May 14, 2012.

(23)	Incorporated herein by reference to Exhibit 10.16 to Verso Corporation’s Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on March 8, 2018.

(24)	Incorporated herein by reference to Exhibit 10.17 to Verso Corporation’s Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on March 8, 2018.

(25)	Incorporated herein by reference to Exhibit 10.18 to Verso Corporation’s Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on March 8, 2018.

(26)	Incorporated herein by reference to Exhibit 10.19 to Verso Corporation’s Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on March 8, 2018.

(27)	Incorporated herein by reference to Exhibit 10.20 to Verso Corporation’s Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on March 8, 2018.

(28)	Incorporated herein by reference to Exhibit 10.21 to Verso Corporation’s Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on March 8, 2018.

(29)	Incorporated herein by reference to Exhibit 10.1 to Verso Corporation’s Current Report on Form 8-K filed with the SEC on February 5, 2020.

(30)	Incorporated herein by reference to Exhibit 23.2 to Verso Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed with the SEC on March 6, 2012.

(31)	Furnished herewith.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 2, 2020
VERSO CORPORATION

	By:	/s/ Adam St. John
Adam St. John Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Position	Date

/s/ Adam St. John	Chief Executive Officer and Director	March 2, 2020
Adam St. John	(Principal Executive Officer)

/s/ Allen J. Campbell	Senior Vice President and Chief Financial Officer	March 2, 2020
Allen J. Campbell	(Principal Financial Officer and Principal Accounting Officer)

/s/ Dr. Robert K. Beckler	Director	March 2, 2020
Dr. Robert K. Beckler

/s/ Marvin Cooper	Director	March 2, 2020
Marvin Cooper

/s/ Sean T. Erwin	Director	March 2, 2020
Sean T. Erwin

/s/ Jeffrey E. Kirt	Director	March 2, 2020
Jeffrey E. Kirt

/s/ Randy J. Nebel	Director	March 2, 2020
Randy J. Nebel

/s/ Nancy M. Taylor	Director	March 2, 2020
Nancy M. Taylor