Form 10-K/A
period 2019-12-31
Verso Corp
filed 2020-04-29
CIK 1421182

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

(877) 855-7243

(Registrant’s telephone number, including area code)

Securities registered pursuant to section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, $0.01 par value	VRS	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☐  Yes    ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☐  Yes    ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act:  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

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

As of April 22, 2020, Verso Corporation had 35,049,894 shares of Class A common stock, par value $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None.

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-K (this “Amendment”) amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (the “2019 Form 10-K”) originally filed on March 2, 2020 (the “Original Filing”) by Verso Corporation, a Delaware corporation. We are filing this Amendment to present the information required by Part III of Form 10-K as we will not file our definitive proxy statement within 120 days of the end of our fiscal year ended December 31, 2019. Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing.

In this Amendment, Verso Corporation is referred to interchangeably as “Verso,” “we,” “our” and “us.”

Verso Corporation

Amendment No. 1 to Annual Report on Form 10-K

December 31, 2019

TABLE OF CONTENTS

PART III

PART IV

Item 15.	Exhibits, Financial Statement Schedules	39
Signatures		S-1

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers of the Company

The following table and biographical descriptions provide information regarding our directors and executive officers as of the date of this Amendment.

Name	Age	Position(s)
Adam St. John	56	President, Chief Executive Officer and Director
Matthew Archambeau	47	Senior Vice President of Manufacturing and Energy
Allen J. Campbell	62	Senior Vice President and Chief Financial Officer
Aaron D. Haas	48	Senior Vice President of Sales and Marketing
Kenneth D. Sawyer	64	Senior Vice President of Human Resources and Communications
Sean T. Erwin	68	Director and Chairman of the Board
Dr. Robert K. Beckler	58	Director
Marvin Cooper	76	Director
Jeffrey E. Kirt	47	Director
Randy J. Nebel	64	Director
Nancy M. Taylor	60	Director

Executive Officers

Information on the business background of Adam St. John is set forth below under “Directors.”

Matthew Archambeau

Mr. Archambeau has been our Senior Vice President of Manufacturing and Energy since April 2020. Prior to this role, Mr. Archambeau served as Verso’s Vice President of the Centers of Excellence/Technology since January 2018. Prior to that role, he served as the Mill Manager at Verso’s Escanaba, Michigan mill from February 2015 to December 2017. Mr. Archambeau’s previous experience at Verso also includes serving as the Mill Manager at Verso’s former Bucksport, Maine and Sartell, Minnesota mills, Director of Manufacturing Support at Verso’s former Memphis, Tennessee headquarters, and in numerous manufacturing roles at Verso’s former Bucksport, Maine mill.

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

Aaron D. Haas

Mr. Haas has been our Senior Vice President of Sales and Marketing since March 2020. Prior to this role, Mr. Haas served as our Vice President of Supply Chain Management since January 2018. He previously served as our Vice President of Marketing from 2017 to 2018, Vice President of Commercial Print from 2015 to 2017, and Vice President of Marketing Services from January to August 2015. Mr. Haas has more than 20 years of sales and marketing experience in the paper industry.

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

Adam St. John

Mr. St. John has served as Verso’s Chief Executive Officer since November 11, 2019 and our President since March 13, 2020. Prior to his appointment as Chief Executive Officer, Mr. St. John served as Verso’s Senior Vice President of Manufacturing from August 2016 to November 2019. He also previously served in various operations management positions with Verso, most recently as Regional Vice President of Operations from 2015 to July 2016, Mill Manager of Verso’s Quinnesec mill in Michigan from 2011 to 2015, and Operations Manager of Verso’s Androscoggin mill in Maine from 2009 to 2011. Before joining Verso, Mr. St. John worked at Georgia-Pacific Corporation, a subsidiary of Koch Industries, Inc., in operations management roles at its mill in Old Town, Maine, from 1992 to 2006.

Mr. St. John’s more than 27 years of experience in the paper industry, including in significant operational leadership roles, provides him with invaluable insight into our day-to-day operations, as well as significant business and leadership skills.

Dr. Robert K. Beckler

Dr. Beckler is the owner of RKB Consulting, LLC, which he founded in September 2016. He formerly served as President, Packaging Solutions, of WestRock Company (“WestRock,” formerly MeadWestvaco Corporation (“MWV”)), a provider of packaging solutions and a manufacturer of containerboard and paperboard, from July 1, 2015 until his retirement in July 2016. Prior to this, he was the Executive Vice President and President, Packaging, of MWV from January 2014 to June 2015. Dr. Beckler served as Senior Vice President and President of MWV’s Brazilian operations from January 2010 to December 2013. Prior to this, Dr. Beckler served in a variety of roles in MWV’s Specialty Chemicals division, a leader in pine chemicals and activated carbon derived from wood and paper manufacturing operations, from 1987 to 2009. From January 2007 to December 2009, he was President, MWV Specialty Chemicals. Dr. Beckler is also currently Chairman and Senior Advisor to TemperPac, a private producer of packaging products, and a Senior Advisor to Medicine for All Institute, which is committed to improving global access to high-quality medicines. During his 33 year career, Dr. Beckler has held various senior executive leadership roles in specialty chemicals, paper and packaging, with deep expertise in product development, supply chain, manufacturing and global markets. Dr. Beckler received a Bachelor of Science in Chemistry from Duke University and a Doctor of Philosophy in Chemical Engineering from the Georgia Institute of Technology.

Dr. Beckler’s significant executive and operating leadership experience at WestRock and MWV provides him with in-depth knowledge of the paper industry, as well as substantial leadership, strategy, mergers and acquisitions, turnaround and business experience.

Marvin Cooper

Mr. Cooper previously served as the Chief Operating Officer and Executive Vice President of Domtar Corporation (“Domtar”), a leading provider of a wide variety of fiber-based products, until his retirement in 2009. Previously, he served as Senior Vice President of Pulp, Paper, Containerboard Manufacturing and Engineering of Weyerhaeuser Co. (“Weyerhaeuser”), one of the world’s largest integrated forest products companies, from February 2002 to October 2006. Mr. Cooper’s responsibilities included the operation of Weyerhaeuser’s pulp, paper and containerboard mills, and overseeing the engineering operations. Before joining Weyerhaeuser, Mr. Cooper was with Willamette Industries (“Willamette”), an international integrated forest products company, for 22 years. Mr. Cooper served as an Executive Vice President of Willamette’s Pulp and Paper Mills beginning in May 1997 until Willamette was acquired by Weyerhaeuser in 2002. He served as Group Vice President, Pulp and Paper Mills from May 1996 to May 1997 and Division Vice President – Fine Paper Mills from May 1989 to May 1996. He also served as Regional Manager of Willamette from May 1982 to May 1989 and Mill Manager from May 1980 to May 1982. Mr. Cooper also served on the board of directors of Domtar from 2006 until 2009. Mr. Cooper received his Bachelor of Science in engineering from Virginia Polytechnic Institute and State University.

Mr. Cooper brings to Verso over 40 years of varied and significant operational and executive leadership experience at companies in the pulp and paper industry, giving him in-depth industry knowledge and leadership and strategic expertise pertinent to our business, and his service on the board of directors of Domtar provides him with experience in board corporate governance upon which he can draw as our director.

Mr. Cooper was appointed to the board of directors pursuant to the Cooperation Agreement, dated January 30, 2020, between Verso and Lapetus Capital II LLC (together with its affiliates, including Atlas Holdings LLC, “Atlas”) and Blue Wolf Capital Advisors IV, LLC (together with its affiliates, “Blue Wolf”) and certain of their respective affiliates, which settled a proxy contest with respect to our 2019 annual meeting of stockholders held on January 31, 2020 (the “2019 Annual Meeting”). See “Item 13. Certain Relationships and Related Transactions, and Director Independence” for additional information.

Sean T. Erwin

Mr. Erwin served as the former Chairman of the board of directors of Neenah Paper, Inc. (“Neenah Paper”), a global manufacturer of specialty materials, where he served from November 2004 until his retirement in May 2019. He served as the Chief Executive Officer and President at Neenah Paper from November 2004 to May 2011. Prior to the spin-off of Neenah Paper in 2004 from Kimberly-Clark Corporation (“Kimberly Clark”), a multinational manufacturer and marketer of personal care and consumer tissue products, he served as an employee of Kimberly-Clark beginning in 1978, and held increasingly senior positions in both finance and business management. In January 2004, Mr. Erwin was named President of Kimberly Clark’s Pulp and Paper Sector, which comprised the businesses transferred to Neenah Paper, Inc. by Kimberly Clark in the spin-off. While at Kimberly Clark, he served as the President of the Global Nonwoven business from early 2001, served as the President of the European Consumer Tissue business, Managing Director of Kimberly Clark Australia, as well as previously serving as President of the Pulp and Paper Sector, and President of the Technical Paper business. Mr. Erwin served as a director of Carmike Cinemas, Inc. from May 2012 to December 2016. Mr. Erwin received his Bachelor of Science in Accounting and Finance from Northern Illinois University.

Mr. Erwin brings to Verso over 40 years of varied and significant operational and executive leadership experience at companies in the pulp and paper industry, giving him in-depth industry knowledge and leadership and strategic expertise pertinent to our business. His experience in senior positions of finance and business management also provide him with relevant expertise for oversight of our company’s performance. His service on the board of directors of Carmike Cinemas and as Chairman of the Board of Neenah Paper provides him with strong board leadership and corporate governance experience that enhances his service as a director and as the Chairman of the Board of Verso.

Mr. Erwin was appointed to the board of directors pursuant to the Cooperation Agreement. See “Item 13. Certain Relationships and Related Transactions, and Director Independence” for additional information.

Jeffrey E. Kirt

Mr. Kirt is the founder, chief executive officer and managing partner of Fifth Lake Management, LLC, an investment manager focused on direct investments in private equity and special situations. Prior to founding Fifth Lake Management, LLC in July 2017, Mr. Kirt was a partner at Pamplona Capital Management, L.P. from October 2014 to July 2017, and a partner at Oak Hill Advisors, L.P. from July 2002 to September 2014, where he focused on making private equity and special situations investments in the industrial, aerospace, defense, business services and financial services sectors in the United States and Europe. From January 2010 until October 2014, Mr. Kirt served as a director of Capital Bank Financial Corp., a Federal Reserve and OCC regulated banking institution. Mr. Kirt also previously served as a director of Cooper Standard Holdings, Inc., a global supplier of systems and components for the automotive industry, from May 2010 until October 2014, and Avolon Aerospace, Ltd. from December 2010 to October 2014. Mr. Kirt received his Bachelor of Arts in Economics from Yale University.

Mr. Kirt has significant experience in sourcing, evaluating and managing investments in public and private companies, which, along with his financial expertise, provides him with substantial strategic and financial expertise that inform his contributions as a Verso director. In addition, Mr. Kirt’s service as a director of a number of companies in diverse industries provides him with a range of experiences on which he can draw in serving as a Verso director and increases his knowledge of effective corporate governance.

Mr. Kirt was appointed to the board of directors pursuant to the Cooperation Agreement. See “Item 13. Certain Relationships and Related Transactions, and Director Independence” for additional information.

Randy J. Nebel

Mr. Nebel has been a director of Verso since November 14, 2019. Mr. Nebel is the sole owner of RJNebel Consulting, which he founded in February 2019. From January 2017 to November 2018, he was the Executive Vice President of Integrated Packaging of Kapstone Paper and Packaging (“Kapstone”) and, from July 2013 to December 2016, he was the Vice President of Kapstone and President of Kapstone Kraft Paper Corp. Mr. Nebel also served as the President and Chief Operating Officer of Longview Paper and Packaging from 2009 to July 2013. He previously served on the board of directors of the National Association of Manufacturers and the American Forest & Paper Association. Mr. Nebel received his Bachelor of Science in chemical engineering from Montana State University.

Mr. Nebel has 40 years of paper industry experience, split between brown and bleached grades, including significant experience as an executive officer of a publicly traded manufacturer of pulp and paper and therefore brings significant industry, business and financial knowledge as well as leadership skills to the board.

Nancy M. Taylor

Ms. Taylor has been a director of Verso since November 14, 2019. Ms. Taylor was President and Chief Executive Officer of Tredegar Corporation, a global manufacturing company, from February 2010 to June 2015. Prior to serving as President and Chief Executive Officer of Tredegar, she was Executive Vice President of Tredegar from January 2009 through January 2010, and Division President of Tredegar Film Products from April 2005 through January 2010. Ms. Taylor was a member of Tredegar’s board of directors from early March 2010 until June 2015 and currently is a director of the following public companies: Lumber Liquidators Holdings, Inc., one of the leading specialty retailers of hard-surface flooring in North America, where she has served as Chairman of the Board since November 2015, and TopBuild Corp., a leading purchaser, installer and distributor of insulation products to the United States construction industry, where she has served as Chair of the Governance Committee since May 2019. Ms. Taylor also serves as Chairman of the Board of the Boys & Girls Club of Metro Richmond (Virginia).

Ms. Taylor has more than 20 years of experience in senior management, in both operational and commercial leadership roles with manufacturing companies, and as chief executive officer of a publicly traded global manufacturer. Through her experience, she has gained and developed extensive business, finance and leadership skills, and possesses an understanding of strategic planning, risk assessment and international operations. Having served as a director of various public companies, she brings strong corporate governance knowledge to the board of directors.

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

All of our executive officers, other than Mr. St. John, Mr. Archambeau and Mr. Haas, were executive officers of Verso before and during the Chapter 11 Cases. Mr. St. John was serving as our Regional Vice President of Operations during the Chapter 11 Cases, but he did not become an executive officer of Verso until he was elected our Senior Vice President of Manufacturing in August 2016. No director served in such capacity or as an executive officer of Verso prior to our emergence from Chapter 11 reorganization.

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), and the rules of the Securities and Exchange Commission (“SEC”) thereunder require that our directors and executive officers and the beneficial owners of more than 10% of Verso’s common stock file with the SEC initial reports of, and subsequent reports of changes in, their beneficial ownership of our common stock. Based solely on our review of such Section 16(a) reports and written representations that our directors and executive officers have furnished to us, we believe that all reporting persons complied with all applicable Section 16(a) filing requirements during 2019, except for one late Form 4 for Mr. Lederer related to a grant of restricted stock units.

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

The conflict of interest policy in our Code of Conduct prohibits family members, except at our mills, from working together under the same supervisor, in the same department, or in a direct or indirect reporting relationship. Adam St. John and his spouse have been employed by Verso since its formation in 2006. His brother has been employed by Verso since 2008. Mr. St. John’s spouse and brother now have an indirect reporting relationship to him as our Chief Executive Officer. See “Certain Relationships and Related Transactions, and Director Independence—Policy Relating to Related-Person Transactions” for additional information. As disclosed in the 2019 Form 10-K, our board of directors reviewed the matter and waived this prohibition in our Code of Conduct with respect to the continued employment of Mr. St. John’s spouse and brother in an indirect reporting relationship to him.

Audit and Finance Committee

We have a standing Audit Committee of the board. The Audit Committee currently consists of three directors – Ms. Taylor (Chair) and Messrs. Erwin and Kirt – appointed by the board of directors. The board of directors has determined that each director serving on the Audit Committee is independent under the applicable rules of the New York Stock Exchange (“NYSE”) and Exchange Act, satisfies the NYSE’s requirements of being financially literate and possessing accounting or related financial management expertise, and qualifies as an “audit committee financial expert” under the SEC’s rules.

Item 11. Executive Compensation

Compensation Discussion & Analysis

This Compensation Discussion and Analysis describes our compensation arrangements for 2019 with our “named executive officers” listed in the table below.

Name	Title
Adam St. John	President and Chief Executive Officer(1)
B. Christopher DiSantis	Former President and Chief Executive Officer(2)
Leslie T. Lederer	Former Interim Chief Executive Officer and Senior Transaction Advisor(3)
Michael A. Weinhold	Former President(4)
Allen J. Campbell	Senior Vice President and Chief Financial Officer
Kenneth D. Sawyer	Senior Vice President of Human Resources and Communications

(1)

Effective November 11, 2019, Mr. St. John was appointed as our Chief Executive Officer following Mr. Lederer’s resignation as our Interim Chief Executive Officer. Mr. St. John was additionally appointed as our President on March 13, 2020 following Mr. Weinhold’s departure.

(2)	Effective April 5, 2019, Mr. DiSantis left his position as our President and Chief Executive Officer.
(3)

Effective April 5, 2019, Mr. Lederer was appointed as our Interim Chief Executive Officer following Mr. DiSantis’ departure. Effective November 11, 2019, Mr. Lederer transitioned into the role of Senior Transaction Advisor since he continued to play an important role in the sale of our Androscoggin mill and Stevens Point mill to Pixelle Specialty Solutions through the sale of all of the outstanding membership interests in Verso Androscoggin LLC (“Androscoggin”), an indirect wholly owned subsidiary of the Company. Mr. Lederer’s employment as Senior Transaction Advisor ended on February 11, 2020 following the closing of the Androscoggin sale and he continued to provide certain consulting services to the Company until March 31, 2020.

(4)	Effective November 14, 2019, Mr. Weinhold was appointed as our President and his employment was later terminated effective March 10, 2020.

Executive Summary

The Compensation Committee is responsible for determining the compensation of our named executive officers. Our executive compensation program includes a number of features that we believe reflect best practices in the market and help ensure that the program reinforces our stockholders’ interests. These features are described in more detail below in this Compensation Discussion and Analysis and include the following:

•

Each of our named executive officers’ target direct compensation for 2019 consists of his annual base salary (which, for named executive officers who were hired or promoted in 2019, reflects annual base salary actually paid in 2019), target annual bonus and the target value of his 2019 equity award described below. The diagram below shows the percentage of our named executive officers’ target direct compensation that is “at risk” variable compensation, meaning that the compensation is performance-based and/or with a value dependent on our stock price:

•

Our Compensation Committee determined that for the annual equity awards granted to our named executive officers in 2019, a substantial portion of the award would be subject to performance-based vesting requirements. The Compensation Committee determined that the vesting of 50% of the award would be contingent on the total shareholder return (“TSR”) of our stock from January 1, 2019 to January 1, 2022 relative to the TSR over that three-year period for a peer group of companies selected by our Compensation Committee. However, no portion of that 50% component of the award would vest if the Company did not achieve a minimum TSR level during the performance period. The remaining 50% of the award vests over time and vests in three equal installments in January 2020, January 2021 and January 2022, subject to the executive’s continued employment with us through those dates.

•

We generally provide our named executive officers with annual performance-based cash award opportunities under an annual cash incentive plan, which in 2019 was the 2019 Verso Incentive Plan, or “VIP.” The Compensation Committee determined that our named executive officers’ bonuses for 2019 (taking into account the bonus level achieved under the VIP and discretionary bonuses approved by the Compensation Committee) would be paid at 60% of the eligible executives’ respective VIP target bonus levels. As discussed below, discretionary bonuses were awarded to produce bonuses for VIP plan participants, including for the eligible named executive officers, at this level taking into consideration the participants’ contributions during 2019, including contributions with respect to the Androscoggin sale.

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

We believe that by providing a significant portion of our named executive officers’ total compensation package in the form of equity-based awards, we are able to create an incentive to build stockholder value over the long-term and closely align the interests of our named executive officers to those of our stockholders by incentivizing our named executive officers to produce stockholder value. As described in more detail below, the annual equity awards granted to the named executive officers for 2019 are structured so that one-half of the award will vest based on TSR of our stock relative to the TSR of a peer group of companies over a three-year performance period and only if the executive remains employed with us through the end of the applicable performance period. The remainder of the award generally vests in installments only if the executive remains employed with us over a multi-year period.

Our annual performance-based cash awards are determined taking into account the achievement of financial and operational performance goals established by the Compensation Committee, thereby providing additional incentives for our executives to achieve short-term or annual goals that we believe will maximize stockholder value over the long-term.

Compensation Determination Process

Role of the Compensation Committee and our Executive Officers

Our executive compensation program is determined and approved by our Compensation Committee. None of the named executive officers are members of the Compensation Committee or otherwise have any role in determining the compensation of the other named executive officers, although the Compensation Committee considers the recommendations of our President and Chief Executive Officer in setting compensation levels for our other executive officers.

Determination of Compensation

Except as otherwise noted, our Compensation Committee’s executive compensation determinations are subjective and are generally based on the experience and general knowledge possessed by members of our Compensation Committee, and take into account the executive’s responsibilities and experience, our performance and the individual performance of the executive. As discussed below, in determining the compensation of our named executive officers, the Compensation Committee considers the compensation provided to executives at corresponding positions with a peer group of companies. However, we do not set executive compensation levels at any specific level or “benchmark” against other companies.

Compensation Consultant

For 2019, our Compensation Committee retained Lyons, Benenson & Company Inc. (“Lyons Benenson”) to serve as its independent compensation consultant. Lyons Benenson assisted our Compensation Committee by performing a comprehensive review of our 2019 executive compensation program before it was established, including the composition of our peer group, amounts and nature of compensation paid to executive officers, structure of our various compensation programs, design of our short-term incentive performance measurement framework, performance vesting requirements for our annual long-term incentive awards and appropriate target total direct compensation levels and potential payment and vesting ranges for our executive officers. During 2019, Lyons Benenson also provided data to the Compensation Committee on the compensation and relative performance of our peer group, advised and provided peer group data regarding the Company’s compensation arrangements for its non-employee directors, provided advice as the Compensation Committee began its considerations of our executive compensation framework for 2020, and reviewed data in connection with the Compensation Committee’s determination of short-term incentive award performance. Lyons Benenson also provided advice on the payment of executive bonuses for 2019. A representative of Lyons Benenson regularly met both privately and in meetings with the Compensation Committee to discuss its recommendations.

Other than its engagement by the Compensation Committee, Lyons Benenson provided no other services to us or any of our subsidiaries. The Compensation Committee has assessed the independence of Lyons Benenson and concluded that its engagement of Lyons Benenson did not raise any conflict of interest with us or any of our directors or executive officers.

In February 2019, Lyons Benenson assisted the Compensation Committee in selecting the following peer group of companies in our industry to assist the committee in making its compensation decisions for 2019.

Bemis Company, Inc.	P.H. Glatfelter Company
Clearwater Paper Corporation	Packaging Corporation of America
Domtar Corporation	Resolute Forest Products Inc.
Graphic Packaging Holding Company	Schweitzer-Mauduit International, Inc.
Greif, Inc.	Sonoco Products Company
Neenah Paper, Inc.

The Compensation Committee, with advice from Lyons Benenson, decided that the peer companies should be publicly traded U.S. companies in the Company’s industry with revenue of up to $9.0 billion, generally have an average total shareholder return above that of the Paper Products GICS Sub-Industry, and generally exceed the median for the Paper Products GICS Sub-Industry in two of three key performance areas (three-year revenue compound annual growth rate (“CAGR”), three-year average return on invested capital, and three-year average operating margin), in each case as of the time the peer group was selected. Based on the foregoing criteria, the Compensation Committee determined that the peer companies in 2018 continued to serve as appropriate peer companies for 2019, with the exception of Cenveo, Inc. which declared bankruptcy and Kapstone Paper & Packaging Corporation which was acquired. For each of our named executive officers, Lyons Benenson provided information on the compensation levels for similarly situated executives with the peer companies. Although the Compensation Committee reviewed and discussed the peer company compensation data provided by Lyons Benenson to help inform its decision making process, the Compensation Committee did not set compensation levels at any specific level or percentile against the peer group data. The peer company data is only one point of information taken into account by the Compensation Committee in making compensation decisions.

Beginning in February 2020, the Compensation Committee decided to engage Midwest Series of Lockton Companies, LLC (“Lockton”) as its new compensation consultant. The Compensation Committee has assessed the independence of Lockton and concluded that its engagement of Lockton does not raise any conflict of interest with us or any of our directors or executive officers.

The Role of Stockholder Say-on-Pay Votes

At our 2019 Annual Meeting, our stockholders were provided with an opportunity to cast an advisory vote on our executive compensation program through a say-on-pay proposal. Approximately 94 percent of votes cast were in favor of our executive compensation program. The Compensation Committee believes that our compensation program includes a number of features as noted above that reflect best practices in the market and that this voting result affirms stockholders’ support of the Company’s approach in compensating its executive officers. Our Compensation Committee will continue to consider the outcome of the Company’s say-on-pay proposals when making future compensation decisions for our named executive officers.

Frequency of Stockholder Say-on-Pay Votes

Consistent with the views expressed by stockholders at our 2017 Annual Meeting, the Board has determined to hold an advisory vote to approve executive compensation annually. The next say-on-pay vote will take place at the Company’s 2020 Annual Meeting of Stockholders. Our stockholders will have an opportunity to cast an advisory vote on the frequency of our say-on-pay vote at least every six years.

Current Executive Compensation Program Elements

The current elements of our executive compensation program are:

•	base salaries;

•	annual performance-based cash awards;

•	equity-based incentive awards; and

•	certain retirement and other benefits.

Base Salary

The compensation of Verso’s executive officers begins with a base salary. In determining the initial annual base salaries or the amounts by which to increase the base salaries of our executive officers, the Compensation Committee typically evaluates each executive officer’s position and functional responsibilities, considers the executive officer’s performance and contributions in the prior year, reviews the executive officer’s base salary in comparison to the base salaries of similar positions with similar functional responsibilities at comparable companies, compares the executive officer’s base salary to those of our other executive officers for internal equity purposes, and considers Verso’s financial position and our resources available for compensation purposes.

The Compensation Committee approved base salary increases for each of our named executive officers (other than Mr. Lederer) in 2019. Mr. St. John received a base salary increase in connection with his appointment as our Chief Executive Officer effective November 11, 2019. Mr. Weinhold received a base salary increase in connection with his appointment as our President effective November 14, 2019. In March 2019, the Compensation Committee approved small increases in the base salaries of Messrs. DiSantis, Campbell and Sawyer effective March 1, 2019. The Compensation Committee approved these increases (or in the case of Messrs. St. John and Weinhold, set their base salaries) based on its assessment of peer group data provided by the Compensation Committee’s compensation consultant and the Compensation Committee’s assessment of their positions and after considering the factors noted above. Mr. Lederer’s base salary was negotiated with him in connection with his commencement of employment with the Company. The amount of each named executive officer’s base salary before and after the increase is set forth in the table below.

Name	Prior Base Salary	New Base Salary
Adam St. John	$382,500	$625,000
B. Christopher DiSantis	$825,000	$866,250
Leslie T. Lederer	—	$240,000	(1)
Michael A. Weinhold	$446,505	$525,000
Allen J. Campbell	$442,170	$473,122
Kenneth D. Sawyer	$353,500	$363,221

(1)

Mr. Lederer received base salary at an annualized rate of $720,000 when he was appointed as our Interim Chief Executive Officer effective April 5, 2019. Following his transition into the role of Senior Transaction Advisor effective November 11, 2019, his base salary was reduced to an annualized rate of $240,000. Mr. Lederer was not employed by us prior to 2019.

Annual Cash Incentive Plan: 2019 Verso Incentive Plan

In May 2019, Verso, with the approval of the Compensation Committee, established and implemented the 2019 Verso Incentive Plan (“2019 VIP”), an annual, performance-based cash incentive plan for the benefit of our executive officers (other than Mr. Lederer) and certain other key employees. Mr. Lederer did not participate in the 2019 VIP in accordance with the compensation terms negotiated with him in connection with his commencement of employment with the Company.

The 2019 VIP provided the participants with an opportunity to receive a cash incentive award based on Verso’s, their departments’ and their individual performances in 2019. The 2019 VIP involved the quantitative measurement of Verso’s actual performance against a series of operational and financial performance objectives for 2019. It also entailed a qualitative assessment of the contributions of each participant and his or her department to the achievement of our performance objectives.

The 2019 VIP was designed to provide the participants with an incentive for superior work and to motivate them toward even higher achievements and business results, to tie their goals and interests to those of Verso and its stockholders, and to enable us to attract and retain highly qualified executive officers and other employees. The 2019 VIP was administered by the Compensation Committee. Generally, unless otherwise provided by an agreement with Verso, a participant must remain employed by Verso until the time bonuses are actually paid for the performance year in order to be eligible to receive a bonus under the plan.

The 2019 VIP set forth Verso’s performance objectives for 2019 to be used to establish the 2019 annual cash incentives for participants in the plan, the relative weighting of the performance objectives against each other, the threshold, target and maximum achievement levels of our performance objectives, and the funding associated with achieving the performance objectives at the various achievement levels. In establishing the performance objectives, their relative weighting, and their achievement levels, the Compensation Committee considered information provided by management concerning our operational and financial goals for 2019, with the purpose of reflecting those goals in the 2019 VIP. The Compensation Committee had authority under the 2019 VIP to increase or decrease the bonus amount for any participant.

In 2019, as compared to 2018, the Compensation Committee decided to increase the relative weighting of Adjusted EBITDA from 40% to 60%, while decreasing the relative weighting of Cash Conversion (Days) from 20% to 10% to put more of an emphasis on our financial and operating performance. The targeted achievement level for 2019 Adjusted EBITDA was greater than the Company’s targeted level for 2018 Adjusted EBITDA but less than the Company’s actual 2018 Adjusted EBITDA, while the targeted achievement levels for Cash Conversion (Days) and Price/Mix Improvement decreased relative to 2018. The Compensation Committee believed, when it set these performance goals and targeted achievement levels for 2019, that the level of increasing demand for the Company’s products during 2018 might not be sustained throughout 2019, and the Compensation Committee wanted to provide targeted incentives that were challenging but expected at the time to be attainable. In establishing the funding levels, the Compensation Committee also considered the other compensation provided to our eligible executive officers and senior managers, with the aim of establishing total incentive compensation that was competitive. The performance objectives, weightings and funding levels approved by the Compensation Committee for the 2019 VIP are shown in the following table.

2019 Performance Objectives	Relative Weighting	Achievement Levels and Funding Levels
		Threshold	Target	Maximum
Adjusted EBITDA(1)	60%	$261M	$290M	$348M
Cash Conversion (Days)(2)	10%	59	56	53
Price Mix Improvement(3)	20%	$66M	$74M	$89M
Safety TIR(4)	10%	1.24	1.17	1.11
Funding percentage		50%	100%	200%
Funding amount		$5.2M	$10.4M	$20.9M

(1)

Adjusted EBITDA is our earnings before interest, taxes, depreciation and amortization, adjusted to exclude certain unusual items and to reflect changes in accounting principles, policies, practices and procedures adopted or implemented during the term of the 2019 VIP.

(2)	Cash conversion is calculated by adding the number of days of inventory plus the number of days of accounts receivable minus days of accounts payable.
(3)	Price/mix improvement is the measure of the improvement in product pricing and grade mix optimization between 2018 and 2019, taking into account various factors.
(4)	Safety TIR (Total Incident Rate) refers to our number of OSHA recordable safety incidents during 2019 per 100 full-time employees.

Under the 2019 VIP, the incentive pool, representing the total amount of incentive awards for all participants, was determined initially by adding together all the participants’ target-level incentive awards. A participant’s target-level incentive award is a specified percentage of the participant’s base salary. This initial pool represents the amount of the incentive pool at the target achievement level of performance, which also is referred to as the target-level incentive pool. If the incentive pool were to be funded at the threshold achievement level, the amount of the incentive pool would be equal to 50% of the target-level incentive pool. If, on the other hand, the incentive pool were to be funded at the maximum achievement level, the amount of the incentive pool would be equal to 200% of the target-level incentive pool. Under the 2019 VIP, the threshold, target and maximum funding levels of the incentive pool were approximately $5.2 million, $10.4 million and $20.9 million, respectively.

After determining the target-level incentive pool, the next step in determining the funding of the incentive pool was to consider the levels of achievement of Verso’s performance objectives. After year-end, we calculated the achievement level and factored in the relative weighting of each of our performance objectives. By way of illustration only, if we had achieved the Adjusted EBITDA performance objective at the threshold level of achievement, then 50% of 60%, or a net of 30%, of the target-level incentive pool would have been funded. For any performance objective that was achieved at a level between the threshold and target achievement levels or between the target and maximum achievement levels, we used linear interpolation to determine the appropriate incentive pool funding percentage attributable to such performance objective. This methodology was used to determine the incentive pool funding percentage attributable to the achievement of each of our performance objectives, and the results were added together. Next, the amount of the incentive pool was determined by multiplying the total incentive pool funding percentage by the amount of the target-level incentive pool. Under the terms of the 2019 VIP, the Compensation Committee had the discretion to make adjustments to any or all incentive awards to take into account extraordinary or unforeseen events and circumstances.

The Compensation Committee determined the following actual levels of achievement of Verso’s performance objectives as set forth in the 2019 VIP:

2019 Performance Objectives	Relative Weighting	Actual Achievement Levels	Funding Levels
Adjusted EBITDA	60%	$252M	0%
Cash Conversion (Days)	10%	57.7	6.3%
Price Mix Improvement	20%	$25M	0%
Safety TIR	10%	1.23	5.4%
Funding percentage based on achievement levels:			11.7%

The amount of a participant’s incentive award under the 2019 VIP was determined by reference to his or her target-level incentive award percentage. A participant’s target-level incentive award percentage is the percentage of his or her base salary that the participant would receive as an incentive award under the 2019 VIP in the event that the incentive pool were to be funded at the target level of 100%. The target-level incentive award percentage reflects our assessment of a participant’s ability, considering his or her position with us, to affect our operational and financial performance. They also take into account the other compensation to which a participant is entitled, the target-level incentive award percentages for positions with similar functional responsibilities at comparable companies, and, in the case of Mr. DiSantis, the applicable provisions of his employment agreement with us. The target-level incentive award percentages range from 5% to 100% of a participant’s base salary at the end of the year, depending on the participant’s employment grade level with us. The target-level incentive award percentages of our named executive officers (other than Mr. Lederer) were 100% of base salary for Messrs. St. John and DiSantis (Mr. St. John’s target was increased from 75% of base salary in connection with his appointment as our Chief Executive Officer), 85% of base salary for Mr. Weinhold (which was increased from 75% of base salary in connection with his appointment as our President in 2019), 80% of base salary for Mr. Campbell, and 75% of base salary for Mr. Sawyer. Mr. Lederer was not eligible for an incentive award under the 2019 VIP. In each case, a participant’s incentive award is capped at 200% of his or her target-level incentive award.

The 11.7% funding level based on the 2019 VIP performance objectives reflected that 2019 was a more difficult year for our business than the Compensation Committee had expected when it initially set the targeted achievement levels for 2019. The Compensation Committee believed that the achievement levels initially set for the 2019 VIP were extremely difficult to achieve and that the Company’s actual performance against those levels did not accurately reflect the achievements and contributions of the 2019 VIP participants (including our eligible named executive officers) under challenging conditions. In particular, the Compensation Committee noted that considerable contributions of the Company’s management team were made during 2019 to the Androscoggin sale. After assessing our management team’s performance for 2019, and the need to retain and continue to incentivize the management team, the Compensation Committee exercised its discretion consistent with terms of the 2019 VIP to pay 2019 VIP participants (including our named executive officers who participated in the plan) a 2019 cash incentive award at 60% of the participant’s target-level award.

Long-Term Equity Incentive Awards

To further align the interests of our named executive officers with those of the Company’s stockholders, we believe that a significant portion of each named executive officer’s compensation opportunity should be in the form of equity-based awards. The Compensation Committee makes a subjective determination each year as to the type and number of long-term incentive equity awards to be granted to our named executive officers in that year. To help inform its decision making process, the Compensation Committee considers a number of factors, including the executive’s position with the Company and total compensation package, the executive’s performance of his individual responsibilities, the equity participation levels of comparable executives at comparable companies, the Compensation Committee’s general assessment of Company and individual performance and the executive’s contribution to the success of the Company’s financial performance. A formula is not used for these purposes and none of these factors is given any particular weight over another as the ultimate equity award grant determinations by the Compensation Committee are subjective. As described below, Mr. DiSantis’ annual equity-based award was as provided in his employment agreement with us.

For 2019, consistent with 2018, the Compensation Committee approved annual equity awards under our Performance Incentive Plan (“PIP”), in the form of RSUs, to the named executive officers (other than Mr. Lederer as he was not employed by us at the time the annual grants were made), with the vesting of 50% of the award generally based on our performance over the three-year period commencing on January 1, 2019 and ending on January 1, 2022 (“performance-based RSUs”), and the vesting of the other 50% of the award being subject to only time-based vesting requirements (“time-based RSUs”), in each case (with respect to both the performace-based RSUs and the time-based RSUs) subject to the executive’s continued employment with us through the vesting dates (subject to accelerated vesting in certain circumstances as discussed below). RSUs are designed both to link executives’ interests with those of our stockholders (as the value of the RSUs depends on the price of our Class A common stock) and to provide a long-term retention incentive for the vesting period (as the RSUs generally have value regardless of stock price volatility and vesting of the entire award is generally contingent on the executive’s continued employment through the vesting date). In addition, fewer RSUs can be awarded to deliver the same grant-date value as stock options (determined using the equity award valuation principles applied in the Company’s financial reporting).

For the 2019 annual equity awards, the Compensation Committee decided to use relative TSR (subject to the Company’s attainment of a threshold level of TSR) as the performance metric for the performance-based RSUs granted to our named executive officers (other than Mr. Lederer) to further align the link between executive compensation and returns to our stockholders. In addition, the Compensation Committee decided that the 2019 time-based RSUs would be scheduled to vest in equal annual installments over a three-year period to better align with the Compensation Committee’s assessment of peer group practices.

The table below reflects the number of RSUs granted to each of the named executive officers in connection with the 2019 annual equity awards as approved by the Compensation Committee in March 2019.

Name	Time- Based RSUs	Performance- Based RSUs (Target)
Adam St. John	11,876	11,877
B. Christopher DiSantis	47,506	47,506
Michael A. Weinhold	13,064	13,064
Allen J. Campbell	13,064	13,064
Kenneth D. Sawyer	11,876	11,877

The performance-based RSUs are eligible to vest and be paid depending on the TSR of the Company’s stock over the three-year period commencing on January 1, 2019 and ending on January 1, 2022. Vesting will be determined on the basis of two criteria. First, the TSR of the Company’s stock, determined as of the end of the 2019-2022 measurement period and compared to the beginning of such period, must have increased by an amount of at least 5% compounded annually. If this threshold requirement is not met, the performance-based RSUs will be forfeited. If this threshold requirement is met, then the performance-based RSUs will be eligible to vest and be paid depending on the TSR of the Company’s stock over the 2019-2022 performance period relative to the TSR of the stock prices over that same period for the peer group of companies selected by the Compensation Committee, in accordance with the table below (with the vesting percentage to be determined by linear interpolation for performance between the levels indicated in the table).

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

The time-based RSUs granted in 2019 are (except as noted below) scheduled to vest in three installments on January 1, 2020, January 1, 2021 and January 1, 2022.

In connection with Mr. St. John’s appointment as our Chief Executive Officer, on November 11, 2019 the Board approved a one-time grant to Mr. St. John of 5,623 time-based RSUs and 5,623 performance-based RSUs with the same vesting schedule and criteria applicable to the annual equity awards granted in March 2019.

The Board also approved a one-time grant to Mr. Lederer in connection with his appointment as Interim Chief Executive Officer on April 5, 2019 of 67,720 RSUs. 10% of the RSUs were time-based with 50% of the time-based RSUs becoming vested on each of the 90th and 180th day following his first day of employment with us. The remaining 90% of the RSUs were performance-based, which would vest upon a change in control of the Company. The performance-based RSUs were later modified in connection with his appointment as Senior Transaction Advisor to vest upon the closing of the Androscoggin sale.

Additional information regarding the material terms of the equity awards granted to our named executive officers for 2019 is set forth in the “Grants of Plan-Based Awards During Fiscal Year 2019” table below.

Relocation

In 2017, we moved our headquarters from Memphis, Tennessee, to Miamisburg, Ohio. In connection with the move, we provided relocating employees, including relocating named executive officers, with a cost of living adjustment to their base salaries and covered certain of their relocation expenses. The final relocation expense reimbursements under this program were paid in 2019. The amounts of such relocation expense reimbursements paid to our named executive officers in 2019, if any, are set forth in Footnote 4 of the “Summary Compensation Table—2017-2019” table below.

Additional Benefits

In addition to our tax-qualified retirement plans, we provide our executives the opportunity to elect to defer a portion of their compensation under our nonqualified deferred compensation plan, and we may also make additional discretionary contributions to such executives’ accounts under the plan through our Executive Retirement Program. We believe these plans offer a tax-advantaged way to help our eligible executives save for their retirement. We also provide group medical, dental, life and other insurance coverage for our executive officers and other eligible employees. In addition, under our executive financial counseling policy, we pay the costs of personal investment, estate planning, tax and other financial counseling services, subject to an annual cap of $9,500 or $6,500 (depending on the executive’s position with us), for our executive officers.

Severance and Other Benefits upon Termination of Employment

The Company believes that severance protections, particularly in the context of a change in control transaction, can play a valuable role in attracting and retaining key executive officers.

Messrs. St. John, Campbell and Sawyer participate, and Mr. Weinhold participated, in our severance policy and would be, or in the case of Mr. Weinhold, were, eligible for benefits if their employment were terminated by us without cause or in certain other circumstances. Under his employment agreement with the Company, Mr. DiSantis was entitled to severance benefits in the event of a termination of employment by the Company without cause or by him for good reason. Pursuant to his employment agreement entered into in November 11, 2019, Mr. Lederer was entitled to acceleration of his equity award granted in 2019 upon certain terminations of employment prior to the closing of the Androscoggin sale. The Company has determined that it is appropriate to provide the named executive officers with severance benefits under these circumstances in light of their positions with the Company and as part of their overall compensation package. We have also entered into confidentiality and non-competition agreements (referred to as “CNC Agreements”) with our named executive officers (other than Messrs. DiSantis and Lederer) that provide for the executive to receive compensation in consideration for the executive’s covenants not to compete with us or solicit our employees for 12 months following his termination. We believe these agreements, as well as similar restrictive covenants agreed to by Messrs. DiSantis and Lederer in connection with entering into their employment agreements with the Company, provide important protections for the Company following the termination of an executive’s employment.

The Company believes that the occurrence, or potential occurrence, of a change in control transaction could create uncertainty regarding the continued employment of the Company’s executive officers, as many change in control transactions result in significant organizational changes, particularly at the senior executive level. In order to encourage the Company’s executive officers to remain employed with the Company during an important time when their prospects for continued employment following the transaction may be uncertain, the Company’s equity award agreements with the named executive officers (other than with Mr. Lederer) provide for accelerated vesting of the award if the executive experiences a qualified termination in connection with a change in control, as described in the “Potential Payments upon Termination of Employment of Change in Control” section below.

The payment of cash severance benefits is only triggered by an actual or constructive termination of employment, including voluntary terminations for named executive officers party to CNC Agreements as consideration for certain restrictive covenants. However, as described below under “Grants of Plan-Based Awards,” outstanding equity-based awards granted under the Company’s equity incentive plans, including those awards held by the named executive officers (other than Mr. Lederer), may accelerate on a change in control of the Company if they are not assumed by the acquiring entity and are to be terminated on the transaction and, pursuant to the terms of his employment agreement, Mr. DiSantis was entitled to accelerated vesting of his equity awards in connection with a change in control of the Company.

For more information regarding these severance arrangements, please see “Potential Payments upon Termination of Employment or Change in Control” below.

DiSantis Severance Benefits

Effective as of April 5, 2019, Mr. DiSantis ceased being Chief Executive Officer and a member of the Board. We entered into a separation agreement and general release with Mr. DiSantis on April 11, 2019 in connection with his departure. For more information regarding the severance benefits provided to Mr. DiSantis under his separation agreement, please see “Potential Payments upon Termination of Employment or Change in Control—B. Christopher DiSantis Separation” below.

Weinhold Severance Benefits

Effective as of March 10, 2020, Mr. Weinhold ceased being our President. We entered into a separation agreement and general release with Mr. Weinhold on March 10, 2020 in connection with his departure. For more information regarding the severance benefits provided to Mr. Weinhold under his separation agreement, please see “Potential Payments upon Termination of Employment or Change in Control—Michael A. Weinhold Separation” below.

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

Executive Compensation Tables

Summary Compensation Table – 2017-2019

The following Summary Compensation Table presents information regarding the compensation that Verso provided to our named executive officers for their services in 2017, 2018 and 2019. The Summary Compensation Table should be read in conjunction with the additional information about our executive compensation provided in the narratives and tables that follow the Summary Compensation Table.

Name and Principal Position	Year	Base Salary ($)	Bonus ($)(1)	Stock Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)(3)	All Other Compensation ($)(4)	Total ($)
Adam St. John(5)	2019	435,630	301,875	553,345	73,125	119,140	1,483,115
President and Chief Executive Officer	2018	382,500	135,363	1,535,256	482,811	112,762	2,648,692
	2017	354,167	29,000	250,001	405,000	100,393	1,138,561
B. Christopher DiSantis(6)	2019	226,094	—	1,770,073	—	1,035,206	3,031,373
Former President and Chief Executive	2018	825,000	—	5,097,672	1,388,475	276,381	7,587,528
Officer	2017	756,250	—	999,995	1,087,103	68,684	2,912,032
Leslie T. Lederer(7)	2019	460,519	—	2,403,247	—	30,937	2,894,703
Former Interim Chief Executive Officer and Senior Transaction Advisor
Michael A. Weinhold(8)	2019	469,329	215,539	486,764	52,211	141,877	1,365,720
Former President	2018	446,505	177,013	1,688,778	563,601	143,344	3,019,241
	2017	433,500	37,931	274,999	468,180	197,118	1,411,728
Allen J. Campbell	2019	467,963	182,815	486,764	44,284	161,897	1,343,723
Senior Vice President and	2018	442,170	177,013	1,688,778	595,338	251,923	3,155,222
Chief Financial Officer	2017	433,500	37,931	274,999	499,392	167,716	1,413,538
Kenneth D. Sawyer	2019	361,601	131,577	442,516	31,872	100,469	1,068,035
Senior Vice President of Human	2018	353,500	124,950	1,535,256	446,205	102,581	2,562,492
Resources and Communications	2017	331,667	26,775	250,001	378,000	125,490	1,111,933

(1)

The 2019 bonus compensation represents the portion of the incentive pool that was paid to our named executive officers (other than Mr. Lederer who was not eligible for a bonus) under the 2019 VIP that was funded upon the Compensation Committee’s exercise of its discretion consistent with the terms of the 2019 VIP above the funding level based on actual performance. See “Annual Cash Incentive Plan: 2019 Verso Incentive Plan” above for additional details. Mr. DiSantis received a pro-rata portion of his 2019 VIP bonus under his separation agreement and such amount is included under the “All Other Compensation” column in accordance with applicable SEC rules as set forth in Footnote 4 below.

(2)

The amounts reported reflect the fair value on the grant date of the stock awards granted to our named executive officers during the applicable fiscal year. For 2018, the amounts reported include the grant date fair value of performance-based RSUs approved by the Compensation Committee in 2017 but were treated as “granted” in 2018 under FASB ASC Topic 718 (for a detailed discussion of such treatment, see our definitive proxy statement filed on December 30, 2019 related to our fiscal year ended December 31, 2018). The fair values on the grant date of the time-based RSU grants and the performance-based RSU award granted to Mr. Lederer on April 5, 2019 reported in the “Stock Awards” column, computed in accordance with FASB ASC Topic 718, were based on the closing sale price per share of our Class A common stock on the NYSE on the applicable grant date. In accordance with applicable SEC rules, the grant date fair value of the performance-based RSU awards was determined based on the probable outcome (determined as of the date of grant of the awards, as the grant date is determined for accounting purposes) of the performance-based conditions applicable to the awards. For these purposes, the grant date fair value for the performance-based RSU awards granted in 2019 (other than the performance-based RSU award to Mr. Lederer) was determined based on a Monte Carlo simulation pricing model (which probability weights multiple potential outcomes) as of such grant date of the awards. The significant assumptions used in the Monte Carlo simulation pricing model were: a stock price volatility rate of 55.6% for Verso and 30.5% for the comparison group of peer companies and the average pair-wise correlation coefficients between each of these values of 30%; a simulation period of 3 years (the applicable performance period); a risk-free interest rate of 2.19%; and a dividend yield of 0.0% for Verso and 0.0% for the comparison group of peer companies.

As described in the “Long-Term Equity Incentive Awards” section above, the performance-based RSUs granted to Mr. Lederer on April 5, 2019 were originally subject to vesting upon a change in control of Verso but were later modified in 2019 to vest upon the closing of the Androscoggin sale. In accordance with applicable SEC rules, the amount reported in the “Stock Awards” column for Mr. Lederer also includes the incremental fair value of this modified award of $903,249, computed as of the modification date in accordance with FASB ASC Topic 718, although no additional RSUs were granted on the modification date.

The following table presents the grant date fair value and any incremental fair value of performance-based RSUs granted in 2019 to our named executive officers under two sets of assumptions: (a) assuming the probable outcome would occur (using the Monte Carlo simulation pricing model for all performance-based RSU awards granted to our named executive officers other than Mr. Lederer) and (b) assuming the highest level of performance would be achieved. The values are the same for Mr. Lederer’s performance-based RSUs because there was no opportunity to earn more than the target number of shares subject to the award.

2019 Performance-Based RSUs

Name	Grant Date Value and Incremental Value (Based on Probable Outcome or Monte Carlo Simulation) ($)	Grant Date Fair Value (Based on Maximum Performance) ($)
St. John	220,022	499,998
DiSantis	770,072	1,500,001
Lederer	2,253,247	2,253,247
Weinhold	211,767	412,496
Campbell	211,767	412,496
Sawyer	192,526	375,006

(3)

The 2019 non-equity incentive plan compensation represents the portion of the incentive pool that was paid to our named executive officers (other than Mr. Lederer who was not eligible for a bonus) under the 2019 VIP that was funded at 11.7% based on actual levels of achievement. See “Annual Cash Incentive Plan: 2019 Verso Incentive Plan” above for additional details. Mr. DiSantis received a pro-rata portion of his 2019 VIP bonus under his separation agreement and such amount is included under the “All Other Compensation” column in accordance with applicable SEC rules as set forth in Footnote 4 below.

(4)	The “all other compensation” paid to or for the benefit of our named executive officers for 2019 consists of the following:

Name	Relocation	Cost of Living Adjustment	Matching Contributions Under Retirement Savings Plan ($)	Discretionary Contributions Under Discretionary Annual Contribution Program ($)	Discretionary Contributions Under Deferred Compensation Plan ($)	Matching Contributions Under Deferred Compensation Plan ($)	Contributions Under Executive Retirement Program ($)	Payments Under Executive Financial Counseling Policy ($)	Company- Paid Life and Disability Insurance Premiums ($)
St. John	—	—	12,600	8,400	19,153	15,853	53,550	6,500	3,084
DiSantis	—	—	12,600	—	—	3,987	165,000	9,500	1,804
Lederer	—	—	12,600	8,400	5,416	—	—	—	4,521
Weinhold	—	7,358	12,600	8,400	22,809	18,102	62,511	6,500	3,597
Campbell	4,756	4,881	12,600	8,400	23,645	17,962	79,591	6,500	3,562
Sawyer	—	4,653	12,600	8,400	15,974	—	49,490	6,500	2,852

In addition to above, the amount reported for Mr. DiSantis also includes severance payments or benefits pursuant to his separation agreement totaling $840,800, which includes (1) $649,688 in severance payments paid in 2019 related to continued payments of base salary, (2) $133,762 for the pro-rata portion of his 2019 annual bonus under the 2019 VIP, (3) $25,000 for reimbursement for attorney fees incurred in connection with his separation agreement, (4) $2,450 for reimbursement of an executive physical, (5) $13,241 for premiums for COBRA continuation coverage during 2019 (grossed up for taxes), and (6) $16,659 for accrued but unused vacation time, all subject to applicable withholding taxes. For more information on the severance payments and benefits payable to Mr. DiSantis under his separation agreement, see “Potential Payments upon Termination of Employment or Change in Control—B. Christopher DiSantis Separation” below.

(5)	Effective November 11, 2019, Mr. St. John was appointed our Chief Executive Officer, and effective March 13, 2020, he was appointed our President.
(6)	Mr. DiSantis’ employment terminated effective April 5, 2019.
(7)

Mr. Lederer was appointed our Interim Chief Executive Officer effective April 5, 2019. Effective November 11, 2019, he transitioned into the role of Senior Transaction Advisor. Mr. Lederer was not a named executive officer for 2017 and 2018. Accordingly, his compensation for 2017 and 2018 is not reported in the table.

(8)	Effective November 14, 2019, Mr. Weinhold was appointed our President.

Agreements with Named Executive Officers

Employment Agreement with B. Christopher DiSantis

We entered into an employment agreement with B. Christopher DiSantis when he became our President and Chief Executive Officer on February 1, 2017. The principal components of Mr. DiSantis’ compensation under the agreement were as follows:

•	an annual salary of $825,000, subject to increase at the discretion of the Board;

•	a cash incentive award payable under our annual, performance-based incentive plan, with a target-level award amount equal to 100% of his base salary;

•	an initial grant of RSUs under our PIP with a fair market value of $2 million on the date of grant (“Initial DiSantis RSU Award”), which was granted in February 2017;

•

with respect to each fiscal year during Mr. DiSantis’ employment with us commencing on the first anniversary of his employment date, a targeted equity or equity-based award with a fair market value of $2 million on the grant date, with the terms of each such award to be determined by the Board in its reasonable discretion; and

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

In connection with Mr. DiSantis’ termination on April 5, 2019, he entered into a separation agreement with the Company pursuant to which he received the severance benefits provided in his employment agreement, as set forth in his separation agreement, and described on page 29, under “Potential Payments upon Termination of Employment or Change in Control—B. Christopher DiSantis Separation.”

CNC Agreements with Other Named Executive Officers

We have confidentiality and non-competition agreements (“CNC agreements”) with each of our named executive officers other than our former Chief Executive Officer and former Interim Chief Executive Officer and Senior Transaction Advisor. The CNC agreements, which have substantially identical terms, require each named executive officer to comply with a perpetual confidentiality covenant as well as non-competition and non-solicitation/non-hire covenants extending for 12 months after the termination of his employment for any reason.

Under each CNC agreement, if the named executive officer’s employment is terminated by either party and for any reason, we are required to provide him (or his estate) with the following payments and benefits, subject to the named executive officer’s execution of our customary waiver and release of claims and to his compliance with his obligations under the CNC agreement:

•	any unpaid annual incentive award for any calendar year completed on or before the termination date;

•	a prorated portion of his annual incentive award for the calendar year in which the termination date occurred;

•	payments equal to 200% (for Mr. St. John), 185% (for Mr. Weinhold), 180% (for Mr. Campbell) or 175% (for Mr. Sawyer) of his base salary, payable in 12 equal monthly installments;

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

•

a contribution to his account under the Deferred Compensation Plan in an amount equal to the projected value of certain lost retirement benefits consisting of our contributions under the Retirement Plan, Supplemental Salary Retirement Program, Deferred Compensation Plan, and Executive Retirement Program that we would have made if he had remained actively employed with us for two years after the termination date.

In connection with Mr. St. John’s appointment as CEO of the Company on November 11, 2019, the Board authorized an amended and restated CNC agreement between the Company and Mr. St. John, whereby the foregoing benefits would not be provided in the event of his termination of employment by the Company for cause. In addition, in connection with Mr. Weinhold’s appointment as President of the Company on November 14, 2019, the Board authorized a second amended and restated CNC agreement between the Company and Mr. Weinhold, whereby the foregoing benefits would not be provided in the event of his termination of employment by the Company for cause, and the amended CNC agreement provided for attorney’s fees incurred in connection with the amendment (up to $5,000). Further, the amendment to Mr. Weinhold’s CNC agreement expanded the scope of his non-compete covenant.

In connection with Mr. Weinhold’s termination on March 10, 2020, he entered into a separation agreement with the Company pursuant to which he will receive certain severance benefits provided in his CNC agreement and the Company’s severance policy (described below), as set forth in the separation agreement, and described on page 29, under “Potential Payments upon Termination of Employment or Change in Control—Michael A. Weinhold Separation.”

Employment Agreement with Leslie T. Lederer

We entered into an employment agreement with Leslie T. Lederer when he became our Interim Chief Executive Officer on April 5, 2019. On November 11, 2019, the Company and Mr. Lederer entered into a new employment agreement, superseding his prior employment agreement, in connection with his transition from our Interim Chief Executive Officer to our Senior Transaction Advisor. Under this new employment agreement, Mr. Lederer’s employment would automatically terminate without notice on the day following the closing of the Androscoggin sale. The principal components of Mr. Lederer’s compensation under the new agreement were as follows:

•	an annual salary of $240,000;

•

his previous grant of 67,720 RSUs under our PIP, of which 10% were vested at such time, was amended to provide that the balance of RSUs would vest on the closing of the Androscoggin sale (which closed on February 10, 2020) generally subject to Mr. Lederer’s continuous employment with the Company and settled as described below; and

•	the right to participate in our employee benefit plans generally available to employees of the Company and vacation and fringe benefits provided to other senior executives.

In the event Mr. Lederer’s employment was terminated prior to the closing of the Androscoggin sale for any reason other than by the Company for cause (as defined in the employment agreement), subject to the execution of a release, any vested RSUs would have been settled upon termination. In addition, in the event Mr. Lederer’s employment was terminated prior to the closing of the Androscoggin sale without cause or due to his death or disability, subject to execution of a release, any unvested RSUs would have vested upon the closing of the Androscoggin sale and be settled as soon as practicable thereafter. All of such RSUs became vested upon the closing of the Androscoggin sale on February 10, 2020.

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

Pursuant to the terms of Mr. Lederer’s employment agreement, his employment with the Company terminated on February 11, 2020 in connection with the closing of the Androscoggin sale. Mr. Lederer then provided certain consulting services to the Company pursuant to a consulting agreement with us dated February 11, 2020. Under the consulting agreement, Mr. Lederer was paid a consulting fee of $25,000 per month and his consulting services could be terminated by either party at any time for any reason with 30 days’ notice. Mr. Lederer’s consulting services with the Company terminated on March 31, 2020.

Grants of Plan-Based Awards During Fiscal Year 2019

The following table presents information regarding the non-equity incentive awards and equity-based awards granted to each of our named executive officers during fiscal year 2019.

Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Future Payouts Under Equity Incentive Plan Awards(2)			All Other Stock Awards: Number of Shares of Stock or Units (#)(3)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)(4)
		Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Adam St. John	N/A	312,500	625,000	1,250,000	—	—	—	—	—	—	—
	3/28/2019	—	—	—	—	—	—	11,876	—	—	249,990
	3/28/2019	—	—	—	5,939	11,877	17,816	—	—	—	192,526
	11/11/2019	—	—	—	—	—	—	5,623	—	—	83,333
	11/11/2019	—	—	—	2,812	5,623	8,435	—	—	—	27,496
B. Christopher DiSantis	N/A	433,125	866,250	1,732,500	—	—	—	—	—	—	—
	3/28/2019	—	—	—	—	—	—	47,506	—	—	1,000,001
	3/28/2019	—	—	—	23,753	47,506	71,259	—	—	—	770,072
Leslie T. Lederer	N/A	—	—	—	—	—	—	—	—	—	—
	4/5/2019	—	—	—	—	—	—	6,772	—	—	150,000
	4/5/2019	—	—	—	—	60,948	—	—	—	—	2,253,247
Michael A. Weinhold	N/A	223,125	446,250	892,500	—	—	—	—	—	—	—
	3/28/2019	—	—	—	—	—	—	13,064	—	—	274,997
	3/28/2019	—	—	—	6,532	13,064	19,596	—	—	—	211,767
Allen J.	N/A	189,249	378,498	756,995	—	—	—	—	—	—	—
Campbell	3/28/2019	—	—	—	—	—	—	13,064	—	—	274,997
	3/28/2019	—	—	—	6,532	13,064	19,596	—	—	—	211,767
Kenneth D. Sawyer	N/A	136,208	272,416	544,832	—	—	—	—	—	—	—
	3/28/2019	—	—	—	—	—	—	11,876	—	—	249,990
	3/28/2019	—	—	—	5,939	11,877	17,816	—	—	—	192,526

(1)	These columns reflect the threshold, target and maximum award opportunities for performance-based cash awards payable under the 2019 VIP. Mr. Lederer was not eligible for a bonus under the 2019 VIP.
(2)

These columns reflect the threshold, target and maximum award opportunities for performance-based RSU awards granted to our named executive officers during 2019. The performance-based RSU award granted to Mr. Lederer did not have threshold and maximum opportunities.

(3)	This column reflects the number of shares subject to the time-based RSU awards granted to our named executive officers during 2019.
(4)

The amounts reported in this column reflect the fair value of these awards on the grant date and the incremental fair value of any modified awards as determined under the principles used to calculate the value of equity awards for purposes of our audited consolidated financial statements. As described in the “Long-Term Equity Incentive Awards” section above, the performance-based RSUs granted to Mr. Lederer on April 5, 2019 were originally subject to vesting upon a change in control of Verso but were later modified to vest upon the closing of the Androscoggin sale. The grant date fair value of such award was $1,349,998 and the incremental fair value of the award upon modification was $903,249. The amount reported for this award reflects both the grant date fair value and the incremental fair value. For the assumptions and methodologies used to value the awards reported in this column of the table above, see footnote (1) to the Summary Compensation Table above.

Description of Plan-Based Awards

The non-equity incentive plan awards reported in the table above were granted under the 2019 VIP. For a description of the material terms of these awards, see “Compensation Discussion and Analysis — Current Executive Compensation Program Elements — Annual Cash Incentive Plan: 2019 Verso Incentive Plan.”

Each of the equity incentive awards reported in the “Grants of Plan-Based Awards During Fiscal Year 2019” table above was granted under, and is subject to, the terms of our PIP, which we established upon emerging from our Chapter 11 reorganization. The PIP is administered by the Compensation Committee. The Compensation Committee has authority to interpret the plan provisions and make all required determinations under the plan. This authority includes making required proportionate adjustments to outstanding awards upon the occurrence of certain corporate events such as reorganizations, mergers and stock splits, and making provision for any tax withholding obligations incurred in respect of awards to be satisfied. Awards granted under the plan are generally only transferable to a beneficiary of a named executive officer upon his death. However, the Compensation Committee may establish procedures for the transfer of awards to other persons or entities, provided that such transfers comply with applicable securities laws and, with limited exceptions set forth in the plan document, are not made for value.

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

Each of the equity awards granted to our named executive officers in 2019 was in the form of RSUs. Each RSU represents the right to receive, upon vesting, one share of our Class A common stock. If any dividends are paid by the Company while the RSUs are outstanding, the executive would be credited with additional RSUs that are subject to the same vesting and payment terms as the underlying RSUs. For a description of the vesting terms of the equity incentive awards reported in the table above, see “Compensation Discussion and Analysis — Current Executive Compensation Program Elements — Long-Term Equity Incentive Awards.”

Outstanding Equity Incentive Awards at 2019 Fiscal Year-End

The following table provides information about the unvested RSUs held by our named executive officers as of December 31, 2019. There were no unvested shares of restricted stock and no unexercised stock options held by our named executive officers as of such date.

Name	Grant Date	Number of Shares or Units of Stock that Have Not Vested (#)		Market Value of Shares or Units of Stock that Have Not Vested ($)(1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(1)
Adam St. John	10/12/2017	42,373	(2)	763,985
	2/22/2018	14,819	(3)	267,187
	2/22/2018				14,819	(4)	267,181
	2/22/2018				63,559	(5)	1,145,969
	3/28/2019	11,876	(6)	214,124
	3/28/2019				5,939	(7)	107,080
	11/11/2019	5,623	(6)	101,383
	11/11/2019				2,812	(7)	50,700
B. Christopher DiSantis(9)	—	—		—	—		—
Leslie T. Lederer	4/5/2019	—		—	60,948	(8)	1,098,892
Michael A. Weinhold	10/12/2017	46,610	(2)	840,378
	2/22/2018	16,301	(3)	293,907
	2/22/2018				16,301	(4)	293,901
	2/22/2018				69,915	(5)	1,260,567
	3/28/2019	13,064	(6)	235,544
	3/28/2019				6,532	(7)	117,772
Allen J. Campbell	10/12/2017	46,610	(2)	840,378
	2/22/2018	16,301	(3)	293,907
	2/22/2018				16,301	(4)	293,901
	2/22/2018				69,915	(5)	1,260,567
	3/28/2019	13,064	(6)	235,544
	3/28/2019				6,532	(7)	117,772
Kenneth D. Sawyer	10/12/2017	42,373	(2)	763,985
	2/22/2018	14,819	(3)	267,187
	2/22/2018				14,819	(4)	267,181
	2/22/2018				63,559	(5)	1,145,969
	3/28/2019	11,876	(6)	214,124
	3/28/2019				5,939	(7)	107,080

(1)	The market value of the unvested RSUs is computed based on the $18.03 closing sale price per share of our Class A common stock on the NYSE on December 31, 2019.

(2)	50% of this RSU award vested on January 1, 2020 and the remaining 50% will vest on January 1, 2021, generally subject to the executive’s continued employment or service through such vesting date.
(3)

The unvested portion of this RSU award is scheduled to vest in two equal installments on January 1, 2021 and January 1, 2022, generally subject to the executive’s continued employment or service through each vesting date.

(4)

These are the outstanding unvested portions of the performance-based RSUs granted to our named executive officers in 2018. The unvested portions of these awards are scheduled to vest on a three-year “cliff” basis on the first date following December 31, 2020 on which the Compensation Committee determines that the performance vesting conditions have been achieved by the Company, generally subject to the executive’s continued employment or service through the vesting date. The number of performance-based RSUs that will vest on that date will be determined by multiplying the target number of RSUs shown in the chart above by a percentage between 0% and 150%, determined based on the CAGR of the Company’s stock price over the 2018-2020 performance period relative to the CAGR during that period of the stock prices over that same period for the Company’s peer group. Performance-based RSU grants are included in this column assuming the target level of performance is achieved.

(5)

These are the outstanding unvested portions of the performance-based RSUs that were awarded to our named executive officers in 2017 but were deemed to be granted to our named executive officers in 2018 under SEC rules. On January 14, 2020, the Compensation Committee determined that these performance-based RSUs achieved maximum level of performance (i.e, 150% of target) and these performance-based RSUs vested as of such date.

(6)

One-third of this RSU award vested on January 1, 2020 and the remaining unvested portion of this RSU award is scheduled to vest in two equal installments on January 1, 2021 and January 1, 2022, generally subject to the executive’s continued employment or service through each vesting date.

(7)

These are the outstanding unvested portions of the performance-based RSUs granted to our named executive officers in 2019. The unvested portions of these awards are scheduled to vest on a three-year “cliff” basis on or promptly following January 1, 2022 on which the Compensation Committee determines that the performance vesting conditions have been achieved by the Company, generally subject to the executive’s continued employment or service through the vesting date. The number of performance-based RSUs that will vest on that date will be determined by multiplying the target number of RSUs by a percentage between 0% and 150%, determined based on the TSR over the performance period commencing on January 1, 2019 and ending on January 1, 2022 relative to the TSR over that same period for the Company’s peer group of companies, provided that the TSR of the Company’s stock has increased by an amount of at least 5% (compounded annually) during the performance period. Performance-based RSU grants are included in this column assuming the threshold level of performance is achieved.

(8)	These are the outstanding unvested portions of the performance-based RSUs granted to Mr. Lederer in 2019. These RSUs vested upon the closing of the Androscoggin sale on February 10, 2020.
(9)

Pursuant to Mr. DiSantis’ separation agreement, 341,174 unvested RSUs were accelerated on April 5, 2019, the date of his termination. The remaining and outstanding RSUs held by Mr. DiSantis were terminated at such time.

Option Exercises and Stock Vested During Fiscal Year 2019

The following table presents information regarding the vesting of stock awards for our named executive officers during fiscal year 2019. None of our named executive officers own or exercised any options to acquire our stock.

	Stock Awards
Name	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(1)
Adam St. John	2,403	39,818
B. Christopher DiSantis(2)	341,174	7,557,004
Leslie T. Lederer	6,772	106,388
Michael A. Weinhold	3,141	52,046
Allen J. Campbell	2,403	39,818
Kenneth D. Sawyer	2,218	36,752

(1)

The value realized upon the vesting of a stock award is calculated by multiplying (i) the number of shares of our common stock that vested, by (ii) the per-share closing price of our common stock on the vesting date.

(2)	Pursuant to Mr. DiSantis’ separation agreement, 341,174 unvested RSUs were accelerated on April 5, 2019, the date of his termination.

Retirement Benefits

Verso provides benefits to our executive officers and other eligible employees under the following retirement plans and programs as a means of attracting and retaining qualified employees:

•	Retirement Savings Plan, a tax-qualified, 401(k) defined contribution plan;

•	Discretionary Annual Contribution Program, a tax-qualified defined contribution program implemented under the Retirement Savings Plan;

•	Deferred Compensation Plan, a non-qualified defined contribution plan; and

•	Executive Retirement Program, a non-qualified defined contribution program implemented under the Deferred Compensation Plan.

Information about the benefits that we provide under these retirement plans and programs on behalf of our executive officers is set forth in the sections below as well as the Summary Compensation Table.

Retirement Savings Plan

The Retirement Savings Plan (“Retirement Plan”) is a tax-qualified, 401(k) defined contribution plan which in 2019 permitted eligible employees to defer the receipt of up to the lesser of 85% or $19,000 of their employment compensation on a pre-tax basis, or if an employee is age 50 or over, to defer up to $6,000 in additional compensation up to a limit of $25,000. Employees also may defer amounts of their employment compensation in excess of these limits on an after-tax basis. The employee deferrals of employment compensation are subject to certain limits imposed by the Internal Revenue Code. In addition, Verso makes matching contributions for employees who defer a portion of their employment compensation under the Retirement Plan. We match 100% of the first 3%, and 50% of the second 3%, of the employees’ deferrals. The employee deferrals under the Retirement Plan are immediately and fully vested and non-forfeitable. For employees hired by us before January 1, 2009, our matching contributions under the Retirement Plan are fully vested and non-forfeitable. For employees hired by us on or after January 1, 2009 and prior to November 1, 2017, our matching contributions under the Retirement Plan were subject to three-year “cliff” vesting measured from the date on which an employee’s employment with us commenced, such that after the employee had been continuously employed by us for three years, all of our past and future matching contributions became fully vested and non-forfeitable. Since November 1, 2017, matching contributions under the Retirement Plan are immediately and fully vested.

Discretionary Annual Contribution Program

The Discretionary Annual Contribution Program (“DACP”), formerly known as the Supplemental Salary Retirement Program, is a tax-qualified defined contribution program implemented under the Retirement Plan pursuant to which Verso may make discretionary contributions. Under the DACP, Verso may make an annual contribution to each eligible employee’s account under the Retirement Plan of 3% of an employee’s eligible compensation. An employee’s eligible compensation consists of the employee’s salary, bonus and cash incentive compensation paid during the immediately preceding year. For all of our employees, our DACP contributions are subject to three-year “cliff” vesting measured from the date on which an employee’s employment with us commences, such that after the employee has been continuously employed by us for three years, all of our past and future contributions become fully vested and non-forfeitable.

Deferred Compensation Plan

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

Executive Retirement Program

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

Non-Qualified Deferred Compensation Table—Fiscal 2019

The following table presents information regarding the contributions to and earnings on the named executive officers’ deferred compensation balances during 2019, and the total deferred amounts for the named executive officers at the end of 2019.

Name	Plan(1)	Executive Contributions in Last Fiscal Year ($)(2)	Registrant Contributions in Last Fiscal Year ($)(3)	Aggregate Earnings in Last Fiscal Year ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last Fiscal Year End ($)(4)
Adam St. John	DCP-D	—	19,153	12,044	—	77,491
	DCP-M	26,138	15,853	11,888	(44,532)	45,772
	ERP	—	53,550	38,649	(57,379)	125,538
B. Christopher DiSantis	DCP-D	—	—	8,704	(71,728)	0.00
	DCP-M	105,918	3,987	33,755	(75,577)	127,747
	ERP	—	165,000	75,105	(390,013)	0.00
Leslie T. Lederer	DCP-D	—	5,416	—	—	5,416
	DCP-M	—	—	—	—	—
	ERP	—	—	—	—	—
Michael A. Weinhold	DCP-D	—	22,809	49,200	—	280,543
	DCP-M	28,601	18,102	57,226	(50,480)	272,521
	ERP	—	62,511	26,278	(63,322)	142,444
Allen J. Campbell	DCP-D	—	23,645	9,570	—	97,494
	DCP-M	37,828	17,962	13,940	—	128,476
	ERP	—	79,591	36,720	—	273,282
Kenneth D. Sawyer	DCP-D	—	15,934	9,213	—	84,425
	DCP-M	—	—	—	—	—
	ERP	—	49,490	15,351	—	110,612

(1)

“DCP-D” refers to discretionary registrant contributions under the Deferred Compensation Plan, which are deposited into the executive’s DACP account. “DCP-M” refers to executive contributions and matching registrant contributions under the Deferred Compensation Plan, which are deposited into the executive’s Deferred Compensation Plan account.

(2)	The executive’s contributions in each case are included in the 2019 “Salary” column of the Summary Compensation Table.
(3)	The registrant’s contributions in each case are included in the 2019 “All Other Compensation” column of the Summary Compensation Table.
(4)

The balances at the end of 2019 in this column reflect the following aggregate amounts that were previously reported as compensation in the appropriate columns of the Summary Compensation Table for years through and including 2019 to the extent the executive was a named executive officer for the applicable year (amounts previously reported as compensation in the Summary Compensation Table may exceed the corresponding balance at last fiscal year end due to the crediting of earnings and losses under the applicable plan): Mr. St. John—$46,294 (DCP—D), $36,425 (DCP—M), and $90,718 (ERP); Mr. DiSantis – $63,024 (DCP—D), $59,664 (DCP—M), and $149,908 (ERP); Mr. Weinhold—$208,534 (DCP—D), $219,072 (DCP—M), and $116,977 (ERP); Mr. Campbell—$64,279 (DCP—D), $58,748 (DCP—M), and $156,971 (ERP); Mr. Sawyer—$59,278 (DCP—D); $45,771 (ERP).

Potential Payments upon Termination of Employment or Change in Control

The following section provides information about our named executive officers’ potential benefits upon the termination of their employment or a change in control of Verso under our plans, programs, policies and agreements that were in effect in 2019.

Severance Policy

Verso has adopted and implemented a severance policy for the benefit of our salaried employees, including our executive officers (other than Messrs. DiSantis and Lederer and any other executives who receive severance pursuant to the terms of their respective offer letters or employment agreements entered into subsequent to January 1, 2020) and specific groups of hourly employees whose employment with us is terminated under certain circumstances. The severance policy applies in the event that (1) we terminate the employee’s employment without cause (as defined in the policy), (2) we eliminate the employee’s position and do not offer him or her a similar position, (3) we close the facility where the employee works and do not offer him or her a similar position at another Verso facility, or (4) we sell the facility where the employee works and neither the purchaser (or its affiliate) nor Verso offers him or her a similar position. The principal benefit under the severance policy is a termination allowance payable in cash to the terminated employee which is based, in large measure, on the employee’s job-tier, the employee’s years of applicable service with us and our predecessors, and his or her annual base salary or wages in effect immediately prior to the termination of employment. The amount of the termination allowance equals the sum of (a) a minimum number of weeks of eligible pay based on the employee’s job tier and (b) for all employees except our executive officers, a number of additional weeks of eligible pay determined according to a formula that takes into account the employee’s years of eligible service, subject in each case to the total amount of the termination allowance not exceeding 13 to 52 weeks of eligible pay, depending on employee’s job tier and years of service. Our eligible executive officers are entitled to receive a termination allowance equal to 52 weeks of eligible pay, regardless of their years of eligible service. The Severance Policy also gives us the discretion to offer other termination benefits, such as subsidized medical and dental insurance coverage for a specified period after the termination of employment and outplacement services appropriate for the employee’s position with us.

Severance Benefits Provided under Agreements with Certain Named Executive Officers

As described above, we entered into CNC agreements with each of our executive officers other than Messrs. DiSantis and Lederer which, among other things, provide for them to receive specified benefits in the event of any termination of their employment (other than for cause terminations for Messrs. St. John and Weinhold). Information about the potential and actual severance benefits provided for in these agreements between us and our named executive officers is set forth in the “Agreements with Named Executive Officers” section above. In connection with Mr. Weinhold’s termination of employment on March 10, 2020, he entered into a separation agreement with the Company pursuant to which he will receive certain severance benefits provided in his CNC agreement and consistent with the severance policy described above, as set forth in the separation agreement, and as described on page 29, under “Michael A. Weinhold Separation.”

In connection with Mr. DiSantis’ termination of employment on April 5, 2019, he entered into a separation agreement with the Company pursuant to which he will receive the severance benefits provided in his employment agreement, as set forth in the separation agreement, and as described on page 29, under “B. Christopher DiSantis Separation.” Pursuant to the terms of Mr. Lederer’s employment agreement, his employment ended on February 11, 2020 following the closing of the Androscoggin sale. He continued to provide certain consulting services to the Company thereafter, and his consulting services ended effective March 31, 2020. He did not receive any severance or termination benefits in connection with his termination of employment and service as a consultant.

PIP and RSU Award Agreements

In 2017, 2018 and 2019, Verso granted RSUs under the PIP to our executive officers and certain key senior managers. The PIP, together with the award agreements thereunder, contain provisions addressing the effects on the RSUs of the termination of an executive officer’s employment with us. The PIP provides that its administrator has the authority to establish the effect, if any, of a termination of employment on the rights and benefits of each award made under the PIP and, in so doing, may make distinctions based upon, among other things, the cause of termination and type of award. The form of award agreement under which the RSU awards were granted states that, as a general rule, upon the termination of a grantee’s employment, regardless of the reason (whether with or without cause, voluntarily or involuntarily), any unvested portion of the RSU award that has not become vested on or before the termination of employment date will terminate.

The award agreements for the 2017, 2018 and 2019 RSU awards for each of the named executive officers (other than Messrs. DiSantis and Lederer) provide for the following vesting acceleration benefits:

•

If the executive’s employment with us is terminated and the termination is a qualifying termination – which is defined (x) in the 2017 and 2018 award agreements as a termination of employment either (1) by us without cause (as defined in the award agreement) or (2) by the executive for good reason (as defined in the award agreement), and (y) in the 2019 award agreement as a termination of employment by us without cause (as defined in the award agreement) only – in each case, within twelve months following a change of control (as defined in the award agreement), then (a) all unvested time-based RSUs will vest and, (b) with respect to the performance-vesting RSUs, (i) if Verso is the surviving company following such change of control, then a pro-rata number of RSUs that may be eligible to vest will be determined on such qualifying termination based on the number of days the executive was employed by Verso during the performance period, with such number of RSUs to vest at the end of the performance period based on actual performance, or (ii) if Verso is not the surviving company following such change of control, then all performance-based RSUs will vest at target level.

•

If the executive’s employment is terminated due to his death or disability, then the next tranche of time-based RSUs that is scheduled to vest following the termination date will vest and all performance-based RSUs will vest at target level.

•

If the executive’s employment is terminated as a result of a qualifying termination prior to a change of control, then, subject to the condition that the executive provide us with a general release in a form provided by us, (1) the next tranche of time-based RSUs that is scheduled to vest following the termination date will vest, and (2) with respect to the performance-based RSUs, a pro-rata number of RSUs that may be eligible to vest will be determined on such qualifying termination based on the number of days the executive was employed by Verso during the performance period, with such number of RSUs to vest at the end of the performance period based on actual performance.

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

Quantification of Potential Termination and Change in Control Benefits

The following table provides the estimated value of the benefits that would be payable to the named executive officers (other than Messrs. DiSantis and Lederer) if a termination of their employment in the circumstances described above and/or a change in control of the Company had occurred on the last business day of fiscal 2019. For Messrs. DiSantis, Lederer and Weinhold, the value of benefits, if any, received in connection with their termination of employment in 2019 or 2020, as applicable, is summarized following the table. (In the table below, “Involuntary Termination” refers to a termination of the executive’s employment by us without cause and/or a termination of employment by the executive for good reason, as applicable.)

Name	Cash Severance ($)(1)	Health and Welfare Benefits ($)(2)	Equity Award Accelerated Vesting ($)(3)	Outplacement Benefits ($)	Noncompete Payment ($)(4)	Total ($)
Adam St. John
Involuntary Termination	625,000	45,251	620,755	9,500	2,373,946	3,674,452
Voluntary Termination	—	45,251	—	—	2,373,946	2,419,197
Death/Disability		45,251	2,349,429	—	2,256,250	4,650,930
Change in Control/No Termination	—	—	—	—	—	—
Change in Control/Involuntary Termination	625,000	45,251	3,075,353	9,500	2,373,946	6,129,050
Michael A. Weinhold
Involuntary Termination	525,000	47,802	645,657	9,500	1,829,180	3,057,139
Voluntary Termination	—	47,802	—	—	1,829,180	1,876,982
Death/Disability		47,802	2,435,670	—	1,717,275	4,200,747
Change in Control/No Termination	—	—	—	—	—	—
Change in Control/Involuntary Termination	525,000	47,802	3,159,842	9,500	1,829,180	5,571,324
Allen J. Campbell
Involuntary Termination	473,122	34,528	645,657	9,500	1,647,026	2,809,833
Voluntary Termination	—	34,528	—	—	1,647,026	1,681,554
Death/Disability		34,528	2,435,670	—	1,494,119	3,964,317
Change in Control/No Termination	—	—	—	—	—	—
Change in Control/Involuntary Termination	473,122	34,528	3,159,842	9,500	1,647,026	5,324,018
Kenneth D. Sawyer
Involuntary Termination	363,221	33,861	586,961	9,500	1,210,948	2,204,491
Voluntary Termination	—	33,861	—	—	1,210,948	1,244,809
Death/Disability		33,861	2,214,252	—	1,080,482	3,328,595
Change in Control/No Termination	—	—	—	—	—	—
Change in Control/Involuntary Termination	363,221	33,861	2,872,588	9,500	1,210,948	4,490,118

(1)	Amounts represent one year of salary pursuant to the terms of our severance policy.
(2)

This column shows the Company’s estimated costs to provide health and welfare benefits for the executive and his eligible dependents following termination of employment (including, as applicable, the estimated costs to reimburse the executive for taxes imposed with respect to these benefits). This benefit is pursuant to the CNC agreements described above under “Agreements with the Named Executive Officers” and as such is not also included in the calculation represented in Footnote 4 to this table.

(3)

This value is the closing price of our common stock on the NYSE on the last trading day of 2019 multiplied by the number of shares subject to the accelerated portion of the award. With respect to performance-vesting RSUs held by each of the named executive officers, (a) in the case of Death/Disability and Change in Control/Involuntary Termination in connection with a transaction in which the Company did not survive as a public company (which is assumed for purposes of the Change in Control/Involuntary Termination disclosure above), the value of the applicable target number of shares subject to the awards has been included, and (b) in all other circumstances referenced in the table, no value for performance-vesting RSUs has been included because the awards would remain subject to the applicable performance-based vesting conditions.

(4)

The amounts in this column reflect all other payments that the executive would have been entitled to receive upon termination of employment as of December 31, 2019 in consideration for his covenant not to compete following a termination of employment pursuant to the CNC agreements described above under “Agreements with the Named Executive Officers,” specifically:

•	any unpaid annual incentive award for any calendar year completed on or before the termination date;

•	payments equal to 200% (for Mr. St. John), 185% (for Mr. Weinhold), 180% (for Mr. Campbell) or 175% (for Mr. Sawyer) of his base salary, payable in 12 equal monthly installments;

•

reimbursement of the cost of converting his group life insurance coverage to an individual policy and the premiums on the individual policy for up to two years after the termination date, grossed up to cover the cost of income taxes;

•

a contribution to his account under the DC Plan in an amount equal to the projected value of certain lost retirement benefits consisting of our contributions under the Retirement Plan, DACP, DC Plan, and ERP that we would have made if he had remained actively employed with us for two years after the termination date.

B. Christopher DiSantis Separation

Effective as of April 5, 2019, Mr. DiSantis ceased being our Chief Executive Officer and a member of the Board. We entered into a separation agreement with Mr. DiSantis on April 11, 2019 in connection with his departure. Under the separation agreement, in accordance with the requirements set forth in his employment agreement, in addition to the other accrued obligations and vested benefits under the Company’s benefit plans, we agreed to provide to or for the benefit of Mr. DiSantis the following, consistent with the terms of his employment agreement with the Company and subject to all applicable withholding taxes:

•	a severance payment equal to 25 months base salary, in the total of $1,804,687.50, payable in 25 equal monthly installments;

•	a prorated portion of his bonus for fiscal year 2019 of $135,277;

•	reimbursement for attorney’s fees incurred in connection with the separation agreement of $25,000;

•	reimbursement for the cost of future outplacement assistance up to a maximum of $25,000, contingent upon the receipt of supporting documentation and reasonable substantiation;

•	$16,659 for accrued but unused vacation time;

•

a monthly amount, equal to the then-current Company-paid portion of any premiums (grossed up for income taxes) for his existing healthcare coverage, for his cost of COBRA continuation coverage for a maximum of 18 months (total value of $47,666); and

•

Vesting of 341,174 unvested RSUs granted under our PIP (the value of such accelerated vesting was approximately $7,557,004, which was calculated by multiplying the number of shares underlying the accelerated RSUs by the closing price of our Class A common stock on April 5, 2019 ($22.15), the day of his termination (used as an assumption for purposes of this disclosure)).

Upon his termination, Mr. DiSantis also received a reimbursement of $2,450 for a physical exam he received as an executive of the Company. Mr. DiSantis provided the Company with a release of claims and agreed to comply with certain non-competition, non-solicitation and other covenants under his separation agreement and his restrictive covenant agreement.

Leslie T. Lederer Separation

Pursuant to the terms of Mr. Lederer’s employment agreement dated November 11, 2019, his employment with the Company terminated on February 11, 2020 following the closing of the Androscoggin sale. Mr. Lederer continued to provide certain consulting services to the Company following such termination of employment pursuant to a consulting agreement with us, which terminated effective March 31, 2020. Mr. Lederer did not receive any severance or termination benefits in connection with such terminations.

Michael A. Weinhold Separation

Effective as of March 10, 2020, Mr. Weinhold ceased being our President. We entered into a separation agreement with Mr. Weinhold on March 10, 2020 in connection with his departure. Under the separation agreement, in addition to the other accrued obligations and vested benefits under the Company’s benefit plans, we agreed to provide to or for the benefit of Mr. Weinhold the following, generally consistent with the terms of the Company’s severance policy and his CNC agreement and subject to all applicable withholding taxes:

•	a lump-sum severance payment equal to 52 weeks of base salary for a total of $525,000;

•

severance payments equal to 185% of base salary for a total of $971,250, with 50% payable on September 30, 2020 and the remaining 50% payable in six equal monthly installments commencing on October 30, 2020;

•	the remaining amount payable with respect to the 2019 VIP of $15,750, which was paid on March 31, 2020;

•	a prorated portion of his bonus under the 2020 Verso Incentive Plan based on actual performance and payable at the same time as other participants of the plan;

•	contributions of $8,400 and $22,808.63 to his Retirement Plan and DC Plan accounts, respectively, under the DACP;

•

a contribution of $299,775 to his DC Plan account (which represents an amount equal to the projected value of certain lost retirement benefits consisting of our contributions under the Retirement Plan, DACP, DC Plan and ERP that we would have made if he had remained actively employed with us for two years after the termination date);

•

fully subsidized medical and dental insurance coverage for him and his eligible dependents for six months following termination (grossed up for any applicable income taxes) and a monthly amount, equal to the then-current Company-paid portion of any premiums, for the cost of his COBRA continuation medical and dental coverage for a maximum of 18 months thereafter (with a total value of $47,802);

•

reimbursement of the cost of converting his group life insurance coverage to an individual policy and the premiums on the individual policy for up to two years after the termination date (grossed up for any applicable income taxes), with a total value of $111,905;

•	$9,500 in lieu of outplacement services;

•	$12,115 for accrued but unused vacation time;

•	reimbursement for attorney’s fees incurred in connection with the separation agreement of $5,000; and

•

(1) accelerated vesting of 43,357 unvested time-based RSUs granted under our PIP (the value of such accelerated vesting was $624,774, which was calculated by multiplying the number of shares underlying such accelerated RSUs by the closing price of our Class A common stock on March 10, 2020 ($14.41), the day of his termination (used as an assumption for purposes of this disclosure)), and (2) eligibility to vest in the 18,557 unvested performance-based RSUs granted under our PIP based on actual performance with any continued employment requirement to be waived.

Mr. Weinhold provided the Company with a release of claims and agreed to continue to comply with the restrictive covenants set forth under his CNC agreement and certain confidentiality and non-disparagement covenants under his separation agreement.

CEO Pay Ratio Disclosure

Pursuant to the Securities Exchange Act of 1934, as amended, we are required to disclose in this Amendment the ratio of the total annual compensation of Mr. St. John, our President and Chief Executive Officer, to the median of the total annual compensation of all of our employees (excluding Mr. St. John). Based on SEC rules for this disclosure and applying the methodology described below, we have determined that Mr. St. John’s total compensation for 2019 was $1,483,115, and the median of the total 2019 compensation of all of our employees (excluding Mr. St. John) was $88,080. Accordingly, we estimate the ratio of Mr. St. John’s total compensation for 2019 to the median of the total 2019 compensation of all of our employees (excluding Mr. St. John) to be 17 to 1.

We identified the median employee by taking into account the total 2019 compensation reflected in our tax records for all individuals, excluding Mr. St. John, who were employed by us or one of our affiliates on December 1, 2019, the first day of the last month of our fiscal year. We included all employees, whether employed on a full-time, part-time, temporary, or seasonal basis. We did not make any assumptions, adjustments or estimates with respect to their total 2019 compensation reflected in our tax records, except that we converted our one Canadian employee’s total 2019 compensation to US dollars using a conversion ratio of CAD$1.00 to USD$0.71. We believe total compensation reflected in our tax records for all employees is an appropriate measure because we do not distribute annual equity awards to all employees.

Once the median employee was identified as described above, that employee’s total annual compensation for 2019 was determined using the same rules that apply to reporting the compensation of our named executive officers (including Mr. St. John) in the “Total” column of the Summary Compensation Table.

Since we had multiple individuals serving as our principal executive officer during 2019, in accordance with applicable SEC rules, Mr. St. John was selected as our principal executive officer for purposes of this disclosure because he was serving as our Chief Executive Officer on December 1, 2019. Mr. St. John’s compensation was not annualized because he was employed by us for all of 2019.

Director Compensation

Elements of Director Compensation

Effective October 1, 2018, the board of directors, with input and advice from Lyons Benenson, approved updated compensation arrangements for our non-employee directors as follows:

•

annual cash payments of $130,000 to each director for serving on the board of directors, plus, as applicable, $120,000 to the Chairman of the Board, $25,000 to the chairperson of the Audit Committee, and $20,000 to the chairperson of the Compensation Committee, with such cash payments to be paid in advance in fiscal quarterly installments; and

•

an annual award of RSUs granted under the PIP with an aggregate fair market value of $100,000 on the grant date, rounded to the nearest whole share. This annual RSU award vests upon the earliest to occur of the first anniversary of the date of grant, the date immediately preceding the date of the first annual meeting of the Company that occurs following the date of grant, or the date of a change in control of the Company.

However, the board of directors determined not to grant annual awards of RSUs to our continuing non-employee directors in connection with the 2019 Annual Meeting, but pro-rated awards were granted to Mr. Nebel and Ms. Taylor when they joined the board of directors. Effective January 30, 2020 through the day before the 2020 Annual Meeting, the board of directors approved a cash retainer for the chairperson of the Corporate Governance and Nominating Committee at the rate of $20,000 annually.

In addition, we reimburse each non-employee director for his or her reasonable, out-of-pocket expenses incurred to attend meetings of the board of directors and its committees.

2019 Director Compensation

The following table shows the compensation that we paid and provided to our non-employee directors for their services in 2019.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Total ($)
Alan J. Carr	190,000	—	190,000
Eugene I. Davis	190,000	—	190,000
Randy J. Nebel(2)	16,957	18,907	35,864
Steven D. Scheiwe	155,000	—	155,000
Jay Shuster	150,000	—	150,000
Nancy M. Taylor(2)	16,957	18,907	35,864

(1)

On December 10, 2019, we granted to each of Mr. Nebel and Ms. Taylor an equity incentive award of 1,022 RSUs, which in the aggregate had a fair market value of $18,907 based on the $18.50 closing sale price per share of our Class A common stock on the NYSE on the grant date.

The following table provides information about the number of shares subject to unvested RSU awards, and the number of shares subject to vested RSU awards as to which payment of the RSUs is deferred until the non-employee director ceases to be a member of the board of directors or a change in control of Verso occurs, held by our non-employee directors as of December 31, 2019. Our non-employee directors did not hold any other Verso equity awards or Verso stock options as of December 31, 2019.

Name	Stock Awards (Unvested) (#)	Stock Awards (Vested and Deferred) (#)
Alan J. Carr	—	23,400
Eugene I. Davis	—	23,400
Randy J. Nebel	1,022	—
Steven D. Scheiwe	—	26,074
Jay Shuster	—	23,400
Nancy M. Taylor	1,022	—

(2)	Mr. Nebel and Ms. Taylor were appointed as an independent director effective November 11, 2019 and received pro-rated director compensation for 2019.

Following the 2019 Annual Meeting held on January 30, 2020, the board of directors consists of the following non-employee directors: Sean T. Erwin, Jeffrey E. Kirt, Marvin Cooper, Dr. Robert K. Beckler, Randy Nebel and Nancy M. Taylor. Mr. Erwin was appointed Chairman of the Board.

COMPENSATION COMMITTEE REPORT

The following report of our Compensation Committee will not be deemed soliciting material or to be filed with the SEC or subject to Regulation 14A or 14C under the Exchange Act or to the liabilities of Section 18 of the Exchange Act, nor will any information in this report be incorporated by reference into any past or future filing under the Securities Act of 1933, as amended (“Securities Act”), or the Exchange Act, except to the extent we specifically request that it be treated as soliciting material or specifically incorporate it by reference into a filing under the Securities Act or the Exchange Act.

The Compensation Committee has certain duties and powers as described in its charter. The Compensation Committee is currently composed of the three non-employee directors named at the end of this report, each of whom the board of directors has determined is independent as defined by the NYSE listing standards.

The Compensation Committee has reviewed and discussed with management the disclosures contained in the Compensation Discussion and Analysis section of this Amendment. Based upon this review and discussion, the Compensation Committee recommended to our board of directors that the Compensation Discussion and Analysis section be included in this Amendment to be filed with the SEC.

COMPENSATION COMMITTEE
Randy J. Nebel (Chair)
Marvin Cooper
Dr. Robert K. Beckler

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The table below sets forth information regarding the number of shares of common stock to be issued upon the exercise of the outstanding stock options, warrants and rights granted under our equity compensation plans and the shares of common stock remaining available for future issuance under our equity compensation plans as of December 31, 2019.

Plan Category	Number of Securities To Be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected on Column (a)) (c)
Equity compensation plans approved by security holders	1,216,881	(1)	$—	2,009,571	(2)
Equity compensation plans not approved by security holders	—		—	—

Total	1,216,881		$—	2,009,571

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

Security Ownership of Management and Certain Beneficial Ownership

The following table provides information about the beneficial ownership of Verso’s common stock as of April 22, 2020, by each of our directors and named executive officers, all of our current directors and executive officers as a group, and each person known to our management to be the beneficial owner of more than 5% of the outstanding shares of our common stock. As of April 22, 2020, there were 35,049,894 outstanding shares of our Class A common stock.

Name of Beneficial Owner	Shares of Class A Common Stock Beneficially Owned	Percentage of Outstanding Shares of Class A Common Stock Beneficially Owned (1)
Directors and Named Executive Officers:
Adam St. John(2)	83,247	*
B. Christopher DiSantis(3)	192,831	*
Leslie T. Lederer(3)	47,383	*
Michael A. Weinhold(3)	94,432	*
Allen J. Campbell	88,658	*
Kenneth D. Sawyer	60,599	*
Sean T. Erwin	—	*
Dr. Robert K. Beckler	—	*
Marvin Cooper	—	*
Jeffrey E. Kirt	10,000	*
Randy J. Nebel	1,022	*
Nancy M. Taylor	1,022	*
All current Directors and Executive Officers as a group (11 persons)(4)	265,757	*
Dimensional Fund Advisors LP(5)	2,896,974	8.27%
BlackRock, Inc.(6)	2,626,002	7.49%
The Vanguard Group Inc. (7)	2,409,941	6.88%
Lapetus Capital II LLC(8)	2,472,678	7.05%

*	Less than 1% of the outstanding shares of our common stock.
(1)

Beneficial ownership” is determined in accordance with Rule 13d-3 under the Exchange Act. The number and percentage of shares of common stock beneficially owned by each person listed in the table is determined based on the shares of common stock that such person beneficially owned as of April 22, 2020, or that such person has the right to acquire within 60 days thereafter. The number of outstanding shares used as the denominator in calculating the percentage ownership and voting power of the outstanding shares of Class A common stock for each person is the sum of (a) 35,049,894 shares of Class A common stock outstanding as of April 22, 2020, and (b) the number of shares of Class A common stock that such person has the right to acquire as of April 22, 2020, or within 60 days thereafter. Each person has sole voting and sole investment power over the shares of common stock that the person beneficially owns, unless otherwise indicated.

(2)

Includes 18,066 shares of Class A common stock owned directly by Mr. St. John’s spouse as of April 22, 2020, or which Mr. St. John’s spouse has the right to acquire within 60 days thereafter, and over which Mr. St. John may be deemed to have voting and/or investment power.

(3)

Mr. DiSantis, Mr. Lederer and Mr. Weinhold are no longer employed by Verso. The amounts reported as beneficially owned by the foregoing individuals is based on their last respective Form 4s as filed with the SEC, as adjusted to give effect to subsequent transactions of which we are aware in connection with employment-related equity awards.

(4)	Excludes Mr. DiSantis, Mr. Lederer and Mr. Weinhold who are no longer executive officers of Verso.
(5)

In a Schedule 13G/A filed by Dimensional Fund Advisors LP with the SEC on February 12, 2020, the reporting person states that as of December 31, 2019 it beneficially owned and had sole voting power over 2,807,744 shares of Class A common stock and sole dispositive power over 2,896,974 shares of Class A common stock. The Schedule 13G/A also discloses that Dimensional Fund Advisors LP, an investment adviser registered under Section 203 of the Investment Advisors Act of 1940, furnishes investment advice to four investment companies registered under the Investment Company Act of 1940, and serves as investment manager or sub-adviser to certain other commingled funds, group trusts and separate accounts (such investment companies, trusts and accounts, collectively referred to as the “Funds”). In certain cases, subsidiaries of Dimensional Fund Advisors LP may act as an adviser or sub-adviser to certain Funds. In its role as investment advisor, sub-adviser and/or manager, Dimensional Fund Advisors LP or its subsidiaries (collectively, “Dimensional”) may possess voting and/or investment power over our Class A common stock that are owned by the Funds, and may be deemed to be the beneficial owner of the shares of our Class A common stock held by the Funds. However, all shares of Class A common stock reported in the table above are owned by the Funds. Dimensional disclaims beneficial ownership of such shares of Class A common stock. The address of the reporting person is Building One, 6300 Bee Cave Road, Austin, Texas 78746.
(6)

In a Schedule 13G/A filed by BlackRock, Inc. with the SEC on February 10, 2020, the reporting person states that as of December 31, 2019 it beneficially owned and had sole voting power over 2,535,011 shares of Class A common stock and sole dispositive power over 2,626,002 shares of Class A common stock. The address of the reporting person is 55 East 52nd Street, New York, New York 10055.

(7)

In a Schedule 13G/A filed by The Vanguard Group Inc. with the SEC on February 12, 2020, the reporting person states that as of December 31, 2019 it beneficially owned and had sole voting power over 36,341 shares of Class A common stock, shared voting power over 2,514 shares of Class A common stock, sole dispositive power over 2,375,659 shares of Class A common stock, shared dispositive power over 34,282 shares of Class A common stock. The Schedule 13G/A also discloses that Vanguard Fiduciary Trust Company, a wholly-owned subsidiary of The Vanguard Group, Inc., is the beneficial owner of 31,768 shares of Class A common stock as a result of its serving as investment manager of collective trust accounts, and that Vanguard Investments Australia, Ltd., a wholly-owned subsidiary of The Vanguard Group, Inc., is the beneficial owner of 7,087 shares of Class A commons stock as a result of its serving as investment manager of Australian investment offerings. The address of the reporting person is 100 Vanguard Blvd., Malvern, Pennsylvania 19355.

(8)

In a Schedule 13D/A filed by Lapetus Capital II LLC with the SEC on April 13, 2020, the reporting person states that as of April 13, 2020 the reporting persons in the aggregate beneficially own 2,472,678 shares of Class A common stock. The Schedule 13D/A also discloses that each of Andrew M. Bursky and Timothy J. Fazio, by virtue of his status as a manager and Managing Partner of certain reporting persons, has shared voting and dispositive power of 2,622,246 shares of Class A common stock. The address of the reporting person is 100 Northfield Street, Greenwich, Connecticut 06830.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Policy Relating to Related-Person Transactions

Verso’s policy, as set forth in the Audit Committee’s charter, is that all transactions with related persons, as contemplated in Item 404(a) of the SEC’s Regulation S-K, and regardless of the dollar amount of the transaction, are subject to review and approval by the Audit Committee. Since January 1, 2019, no transaction between Verso and any related person has been reviewed or approved other than as disclosed below.

Cooperation Agreement. Pursuant to the Cooperation Agreement, Verso and Atlas and Blue Wolf agreed to take the necessary actions for our board of directors to consist of the following individuals immediately after the 2019 Annual Meeting: Sean T. Erwin, Jeffrey E. Kirt, and Marvin Cooper (the “Investor Nominees”); Dr. Robert K. Beckler, Randy J. Nebel, and Nancy M. Taylor (the “Company Nominees”) and Adam St. John (the “Executive Director”). Immediately following the 2019 Annual Meeting, Marvin Cooper was appointed to the board of directors pursuant to the terms of the Cooperation Agreement.

In addition, pursuant to the Cooperation Agreement, the board of directors and all applicable committees of the board of directors agreed to take all necessary actions after the 2019 Annual Meeting to appoint (i) Mr. Erwin as Chairman of the Board, (ii) Messrs. Cooper, Kirt and Nebel and Ms. Taylor to the Corporate Governance and Nominating Committee, and (iii) Mr. Kirt as chair of the Corporate Governance and Nominating Committee.

As part of the Cooperation Agreement, Atlas and Blue Wolf agreed to vote “FOR” Verso’s sale of its Androscoggin and Stevens Point mills to Pixelle Specialty Solutions LLC at the 2019 Annual Meeting. Atlas and its affiliates also agreed that all claims with respect to its demand to Verso pursuant to Section 220 of the General Corporation Law of the State of Delaware would be dismissed with prejudice.

Verso and Atlas and Blue Wolf agreed to customary releases of claims against the other party, and are each subject to certain customary indemnification, non-disparagement and confidentiality provisions under or as required by the Cooperation Agreement. We also reimbursed Atlas and Blue Wolf for $700,000 in connection with its interactions with us, the negotiation and execution of the Cooperation Agreement, identification of its nominees for the board of directors and actions in connection with the 2019 Annual Meeting.

Mr. St. John. Adam St. John and his spouse have been employed by Verso since its formation in 2006. His brother has been employed by Verso since 2008. For the year ended December 31, 2019, Mr. St. John’s spouse received a base salary of $217,915, a bonus of $98,000, and restricted stock units under Verso’s employee equity compensation plan having a grant date value of $136,197. Mr. St. John’s brother received a base salary of $180,434 and a bonus of $64,862. He did not receive any equity compensation. Each of Mr. St. John’s spouse and brother is also entitled to the general welfare and benefits plans provided to employees of Verso. Neither of them has a contract for employment with Verso.

Director Independence

The NYSE requires that a listed company have a majority of independent directors as well as an audit committee, a compensation committee, and a corporate governance and nominating committee composed entirely of independent directors. Our board of directors has affirmatively determined that six of our current seven directors – Dr. Robert K. Beckler, Marvin Cooper, Sean T. Erwin, Jeffrey E. Kirt, Randy J. Nebel and Nancy M. Taylor – are independent under the NYSE’s listing standards. In making this determination, our board of directors has affirmatively determined that each of these directors meets the objective criteria for independence set forth by the NYSE and that none of them has any relationship, direct or indirect, to us other than as stockholders or through their service as our directors. Mr. St. John is not independent due to serving as our President and Chief Executive Officer.

In addition, our board of directors previously determined that Alan J. Carr, Eugene I. Davis, Steven D. Scheiwe and Jay Shuster were independent directors under the NYSE’s listing standards during their service on the board of directors in 2019 through the end of their respective service on our board of directors. Mr. Chris DiSantis was not independent under the NYSE’s listing standards during his service on the board of directors through his departure on April 5, 2019, as a result of serving as our President and Chief Executive Officer during such time.

Item 14. Principal Accounting Fees and Services

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

The Audit Committee reviewed and pre-approved all services provided by Deloitte & Touche LLP in 2018 and 2019 in accordance with the pre-approval policies and procedures described above and concluded that the services provided were compatible with maintaining its independence in the conduct of its auditing functions.

The following table sets forth the aggregate fees billed by Deloitte & Touche LLP and Deloitte Tax LLP for audit, audit-related and tax services provided to Verso and our subsidiaries in 2018 and 2019.

Fees (millions)	2018	2019
Audit fees	$1.76	$1.90
Audit-related	0.10	0.15
Tax fees	0.07	0.39
All other fees	—	—

Total	$1.93	$2.44

Audit Fees

“Audit fees” are the fees that Deloitte & Touche LLP billed us with respect to 2018 and 2019 for auditing our annual financial statements and reviewing our interim financial statements included in our annual and quarterly reports, respectively.

Audit-Related Fees

“Audit-related fees” are the fees that Deloitte & Touche LLP billed us with respect to 2018 and 2019 for assurance and related services that are reasonably related to their audit or review of our financial statements.

Tax Fees

“Tax fees” are the fees that Deloitte Tax LLP billed us with respect to 2018 or 2019 for tax advice, tax planning and tax compliance services. These services included consultations on preparation of original and amended tax returns for Verso and our subsidiaries for both years. Deloitte Tax LLP has not provided any services related to tax-shelter transactions, nor has Deloitte Tax LLP provided any services under contingent-fee arrangements.

All Other Fees

Deloitte & Touche LLP and Deloitte Tax LLP did not bill us any fees for services in 2018 or 2019 that are not included in the above table.

Part IV

Item 15. Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this report:

3. Exhibits

The exhibits listed in the exhibit index of the Original Filing are incorporated by reference in this report. The following exhibits are included in this Amendment (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit Number	Description of Exhibit

10.1*	Separation Agreement and Release dated March 10, 2020, between Verso Corporation and Michael A. Weinhold.

31.3*	Certification of Principal Executive Officer.

31.4*	Certification of Principal Financial Officer.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 29, 2020

VERSO CORPORATION

By:	/s/ Adam St. John
Adam St. John
President and Chief Executive Officer

S-1