Form 10-Q
period 2020-03-31
Verso Corp
filed 2020-05-11
CIK 1421182

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act: ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes ☑ No
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. ☑ Yes ☐ No

As of April 30, 2020, Verso Corporation had 35,049,894 shares of Class A common stock, par value $0.01 per share, outstanding.

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
Forward-Looking Statements

In this quarterly report, all statements that are not purely historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or “Securities Act,” and Section 21E of the Securities Exchange Act of 1934, as amended, or “Exchange Act.” Forward-looking statements may be identified by the words “believe,” “expect,” “anticipate,” “project,” “plan,” “estimate,” “intend” and other similar expressions. They include, for example, statements relating to our business and operating outlook; assessment of market conditions; and the growth potential of the industry in which we operate. Forward-looking statements are based on currently available business, economic, financial and other information and reflect management’s current beliefs, expectations and views with respect to future developments and their potential effects on us. Actual results could vary materially depending on risks and uncertainties that may affect us and our business. The following factors, among others, could cause actual results to differ from those set forth in the forward-looking statements: uncertainties regarding the duration and severity of the COVID-19 pandemic and measures intended to reduce its spread; the long-term structural decline and general softening of demand facing the paper industry; adverse developments in general business and economic conditions; developments in alternative media, which are expected to adversely affect the demand for some of our key products, and the effectiveness of our responses to these developments; intense competition in the paper manufacturing industry; our ability to compete with respect to certain specialty paper products for a period of two years after the closing of the Pixelle Sale (as defined below); our business being less diversified following the sale of two mills in the Pixelle Sale; our dependence on a small number of customers for a significant portion of our business; our limited ability to control the pricing of our products or pass through increases in our costs to our customers; changes in the costs of raw materials and purchased energy; negative publicity, even if unjustified; any failure to comply with environmental or other laws or regulations, even if inadvertent; legal proceedings or disputes; any labor disputes; and the potential risks and uncertainties described in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2019, Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II, Item 1A, “Risk Factors” of this Quarterly Report on Form 10-Q as such disclosures may be amended, supplemented or superseded from time to time by other reports we file with the Securities and Exchange Commission, including subsequent annual reports on Form 10-K and quarterly reports on Form 10-Q. We assume no obligation to update any forward-looking statement made in this Quarterly Report to reflect subsequent events or circumstances or actual outcomes.

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

VERSO CORPORATION
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	March 31,
(Dollars in millions, except per share amounts)	2019	2020
ASSETS
Current assets:
Cash and cash equivalents	$42	$276
Accounts receivable, net	155	143
Inventories	395	330
Prepaid expenses and other assets	7	5
Total current assets	599	754
Property, plant and equipment, net	945	739
Deferred tax assets	118	92
Intangibles and other assets, net	59	46
Total assets	$1,721	$1,631
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$188	$127
Accrued and other liabilities	103	82
Current maturities of long-term debt and finance leases	2	1
Total current liabilities	293	210
Long-term debt and finance leases	5	4
Pension benefit obligation	369	321
Other long-term liabilities	41	34
Total liabilities	708	569
Commitments and contingencies (Note 11)
Equity:
Preferred stock -- par value $0.01 (50,000,000 shares authorized, no shares issued)	—	—
Common stock -- par value $0.01 (210,000,000 Class A shares authorized with 34,949,430 shares issued and 34,704,367 outstanding on December 31, 2019 and 35,766,353 shares issued and 35,049,894 outstanding on March 31, 2020; 40,000,000 Class B shares authorized with no shares issued and outstanding on December 31, 2019 and March 31, 2020)	—	—
Treasury stock -- at cost (245,063 shares on December 31, 2019 and 716,549 shares on March 31, 2020)	(5)	(12)
Paid-in-capital	698	700
Retained earnings	198	252
Accumulated other comprehensive income	122	122
Total equity	1,013	1,062
Total liabilities and equity	$1,721	$1,631
See notes to Unaudited Condensed Consolidated Financial Statements.

VERSO CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,
(Dollars in millions, except per share amounts)	2019	2020
Net sales	$639	$471
Costs and expenses:
Cost of products sold (exclusive of depreciation and amortization)	549	427
Depreciation and amortization	28	23
Selling, general and administrative expenses	24	27
Restructuring charges	—	6
Other operating (income) expense	1	(88)
Operating income (loss)	37	76
Interest expense	1	—
Other (income) expense	(1)	(4)
Income (loss) before income taxes	37	80
Income tax expense (benefit)	1	26
Net income (loss)	$36	$54
Income (loss) per common share:
Basic	$1.05	$1.53
Diluted	1.03	1.52
Weighted average common shares outstanding (in thousands)
Basic	34,484	35,107
Diluted	35,225	35,381
See notes to Unaudited Condensed Consolidated Financial Statements.

VERSO CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended
	March 31,
(Dollars in millions)	2019	2020
Net income (loss)	$36	$54
Other comprehensive income (loss), net of tax	—	—
Comprehensive income (loss)	$36	$54
See notes to Unaudited Condensed Consolidated Financial Statements.

VERSO CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Class A		Class B					Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
(Dollars in millions, shares in thousands)	Common Shares	Common Stock	Common Shares	Common Stock	Treasury Shares	Treasury Stock	Paid-in-Capital
Balance - December 31, 2018	34,570	$—	—	$—	86	$(2)	$686	$102	$120	$906
Net income (loss)	—	—	—	—	—	—	—	36	—	36
Equity award expense	—	—	—	—	—	—	2	—	—	2
Balance - March 31, 2019	34,570	$—	—	$—	86	$(2)	$688	$138	$120	$944

Balance - December 31, 2019	34,949	$—	—	$—	245	$(5)	$698	$198	$122	$1,013
Net income (loss)	—	—	—	—	—	—	—	54	—	54
Treasury shares	—	—	—	—	472	(7)	—	—	—	(7)
Common stock issued for restricted stock	817	—	—	—	—	—	—	—	—	—
Equity award expense	—	—	—	—	—	—	2	—	—	2
Balance - March 31, 2020	35,766	$—	—	$—	717	$(12)	$700	$252	$122	$1,062
See notes to Unaudited Condensed Consolidated Financial Statements.

VERSO CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
(Dollars in millions)	2019	2020
Cash Flows From Operating Activities:
Net income (loss)	$36	$54
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	28	23
Net periodic pension cost (income)	—	(4)
Pension plan contributions	(8)	(8)
Equity award expense	2	2
Gain on Sale of Androscoggin/Stevens Point Mills	—	(88)
(Gain) loss on sale or disposal of assets	1	—
Deferred taxes	1	26
Changes in assets and liabilities:
Accounts receivable, net	(4)	(26)
Inventories	(75)	(24)
Prepaid expenses and other assets	2	—
Accounts payable	(3)	(18)
Accrued and other liabilities	(26)	(14)
Net cash provided by (used in) operating activities	(46)	(77)
Cash Flows From Investing Activities:
Capital expenditures	(18)	(22)
Net proceeds from Sale of the Androscoggin/Stevens Point Mills	—	340
Net cash provided by (used in) investing activities	(18)	318
Cash Flows From Financing Activities:
Borrowings on ABL Facility	150	36
Payments on ABL Facility	(105)	(36)
Acquisition of treasury stock	—	(7)
Debt issuance costs	(1)	—
Net cash provided by (used in) financing activities	44	(7)
Change in Cash and cash equivalents and restricted cash	(20)	234
Cash and cash equivalents and restricted cash at beginning of period	28	44
Cash and cash equivalents and restricted cash at end of period	$8	$278
Supplemental cash flow disclosures:
Noncash investing and financing activities:
Right-of-use assets recorded upon adoption of ASC 842	$24	$—
Right-of-use assets obtained in exchange for new finance lease liabilities	2	—
Right-of-use assets obtained in exchange for new capitalized operating lease liabilities	—	1
See notes to Unaudited Condensed Consolidated Financial Statements.

VERSO CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF BUSINESS AND BASIS OF PRESENTATION
Nature of Business — Verso’s core business platform is as a producer of graphic papers, specialty papers, packaging papers and pulp. Verso’s products are used primarily in media and marketing applications, including catalogs, magazines, commercial printing applications, such as high-end advertising brochures, annual reports and direct-mail advertising, and specialty applications, such as flexible packaging and label and converting. Verso’s market kraft pulp is used to manufacture printing, writing and specialty paper grades, tissue, containerboard, bag and other products. Verso operates in the pulp and paper market segments. However, Verso determined that the operating income (loss) of the pulp segment is immaterial for disclosure purposes. Verso’s assets are utilized across segments in an integrated mill system and are not identified by segment or reviewed by management on a segment basis. Verso operates primarily in one geographic location, North America.

Sale of Androscoggin Mill and Stevens Point Mill — On November 11, 2019, Verso and Verso Paper entered into a membership interest purchase agreement, or the “Purchase Agreement,” with Pixelle Specialty Solutions LLC, or “Pixelle,” whereby Verso and Verso Paper agreed to sell to Pixelle, or the “Pixelle Sale,” or the “Sale of the Androscoggin/Stevens Point Mills,” all of the outstanding membership interests in Verso Androscoggin, LLC, an indirect wholly owned subsidiary of Verso and the entity that, as of the closing date of the Pixelle Sale, held all the assets primarily related to Verso’s Androscoggin Mill located in Jay, Maine, and Stevens Point Mill located in Stevens Point, Wisconsin. As a result of the Pixelle Sale, which was completed on February 10, 2020, the assets and liabilities associated with the sale are not included in Verso’s Unaudited Condensed Consolidated Balance Sheet as of March 31, 2020, and Verso’s Unaudited Condensed Consolidated Statement of Operations for the three months ended March 31, 2020 only includes the results of operations associated with the Androscoggin and Stevens Point mills through February 9, 2020 (see Note 5).

COVID-19 Pandemic Crisis — The recent outbreak of coronavirus disease, or “COVID-19,” which has been declared by the World Health Organization to be a pandemic, has spread across the globe and is impacting worldwide economic activity. In an effort to contain and combat the spread of COVID-19, government and health authorities around the world have taken extraordinary and wide-ranging actions, including orders to close all business not deemed “essential”, quarantines and “stay-at-home” orders. Verso serves as an essential manufacturing business and, as a result, its mills have continued to be operational during this time in order to meet the ongoing needs of its customers, including those in other essential business sectors, which provide food, medical and hygiene products needed in a global health crisis.

Verso has assembled a COVID-19 preparedness and response team and has been monitoring the pandemic and related events daily, preparing and implementing responses in accordance with Centers for Disease Control and Prevention, or the “CDC,” and Occupational Safety and Health Administration, or “OSHA,” recommendations as well as federal and state guidelines.

The guidelines and “stay-at-home” orders enacted by federal, state and local governments are affecting retailers, political campaigns, and sports and entertainment events, driving reduced purchases of printed materials and substantially impacting Verso’s graphic papers business. The extent to which COVID-19 impacts Verso’s operations will depend on future developments, which are highly uncertain, including, among others, the duration of the outbreak, new information that may emerge concerning the severity of COVID-19 and the actions, especially those taken by governmental authorities, to contain its spread or treat its impact.

Basis of Presentation — This report contains the Unaudited Condensed Consolidated Financial Statements of Verso as of December 31, 2019 and March 31, 2020 and for the three months ended March 31, 2019 and 2020. The December 31, 2019 Unaudited Condensed Consolidated Balance Sheet data was derived from audited financial statements, but it does not include all disclosures required annually by accounting principles generally accepted in the United States of America, or “GAAP.” In Verso’s opinion, the Unaudited Condensed Consolidated Financial Statements include all adjustments that are necessary for the fair presentation of Verso’s respective financial conditions, results of operations and cash flows for the interim periods presented. Except as disclosed in the notes to the Unaudited Condensed Consolidated Financial Statements, such adjustments are of a normal, recurring nature. Intercompany balances and transactions are eliminated in consolidation. The results of operations and cash flows for the interim periods presented may not necessarily be indicative of full-year results. It is suggested that these financial statements be read in conjunction with the audited consolidated financial statements and notes thereto of Verso contained in its Annual Report on Form 10-K for the year ended December 31, 2019.

2.  RECENT ACCOUNTING PRONOUNCEMENTS

Accounting Guidance Adopted in 2020
ASC Topic 350, Intangible Assets - Goodwill & Other. In August 2018, the Financial Accounting Standards Board, or “FASB” issued Accounting Standards Update, or “ASU,” 2018-15, Customer’s Accounting for Implementation Costs in a Cloud Computing Arrangement that is a Service Contract (Topic 350), which aligns the accounting for such costs with guidance on capitalizing costs associated with developing or obtaining internal use software. Verso adopted this guidance on January 1, 2020 on a prospective basis and does not expect it to have a material effect on the Unaudited Condensed Consolidated Financial Statements.

ASC Topic 326, Financial Instruments – Credit Losses. In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This guidance replaces the current incurred loss impairment method with a method that reflects expected credit losses. Adoption of this standard is through a cumulative-effect adjustment to retained earnings as of the effective date. Verso adopted this guidance on January 1, 2020 and the effect on the Unaudited Condensed Consolidated Financial Statements was not material.

ASC Topic 820, Fair Value Measurement. In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. The new guidance modifies disclosure requirements related to fair value measurement. Verso adopted this guidance on January 1, 2020 and does not expect it to have a material effect on the Unaudited Condensed Consolidated Financial Statements.

Accounting Guidance Not Yet Adopted

ASC Topic 740, Income Taxes. In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes. This guidance removes certain exceptions for investments, intraperiod allocations and interim calculations, and adds guidance to reduce the complexity in accounting for income taxes. It is effective for annual periods, and interim periods within those years, beginning after December 15, 2020. Verso is currently evaluating the impact of this guidance on the Unaudited Condensed Consolidated Financial Statements.

3. REVENUE RECOGNITION

The following table presents the revenues disaggregated by product included on the Unaudited Condensed Consolidated Statements of Operations:

	Three Months Ended
	March 31,
(Dollars in millions)	2019	2020
Paper	$582	$421
Packaging	24	24
Pulp	33	26
Total Net sales	$639	$471
The following table presents the revenue disaggregated by sales channel included on the Unaudited Condensed Consolidated Statements of Operations:

	Three Months Ended
	March 31,
(Dollars in millions)	2019	2020
End-users and Converters	$287	$170
Brokers and Merchants	247	219
Printers	105	82
Total Net sales	$639	$471

4. SUPPLEMENTAL FINANCIAL STATEMENT INFORMATION

Restricted Cash — As of December 31, 2019 and March 31, 2020, $2 million of restricted cash was included in Intangibles and other assets, net on the Unaudited Condensed Consolidated Balance Sheets primarily related to asset retirement obligations in the state of Michigan. These cash deposits are required by the state and may only be used for the future closure of a landfill. As of both March 31, 2019 and 2020, Cash and cash equivalents and restricted cash on the Unaudited Condensed Consolidated Statements of Cash Flows includes restricted cash of $2 million.

Inventories — The following table summarizes inventories by major category:

	December 31,	March 31,
(Dollars in millions)	2019	2020
Raw materials	$80	$84
Work-in-process	51	50
Finished goods	233	170
Replacement parts and other supplies	31	26
Inventories	$395	$330

Property, plant and equipment — Depreciation expense for the three months ended March 31, 2019 and 2020 was $27 million and $22 million, respectively. Interest costs capitalized for the three months ended March 31, 2019 and 2020 were each zero. Capital expenditures unpaid as of March 31, 2019 and 2020 were $5 million and $3 million, respectively.

Income Taxes — Income tax expense for the three months ended March 31, 2019 and 2020 was $1 million and $26 million, respectively. During the three months ended March 31, 2020, Verso recognized $6 million of additional valuation allowance against state tax credits.

5. DISPOSITION

On February 10, 2020, Verso completed the Pixelle Sale, selling all of the outstanding membership interests in Verso Androscoggin, LLC, an indirect wholly owned subsidiary of Verso and the entity that, as of the closing date of the Pixelle Sale, held all the assets primarily related to Verso’s Androscoggin Mill located in Jay, Maine and Stevens Point Mill, located in Stevens Point, Wisconsin. The Pixelle Sale did not qualify as a discontinued operation. As consideration for the Pixelle Sale, Verso received $346 million in cash, which reflects certain adjustments in respect of Verso’s estimates of cash, indebtedness and working capital of Verso Androscoggin, LLC as of the closing date, and Pixelle assumed $35 million of Verso’s unfunded pension liabilities. The sale resulted in a gain of $88 million included in Other operating (income) expense on the Unaudited Condensed Consolidated Statement of Operations for the three months March 31, 2020 and is subject to final post-closing adjustments. In connection with the Pixelle Sale, Verso is providing certain transition services and recognized $1 million for these services as a reduction of Selling, general and administrative expenses on the Unaudited Condensed Consolidated Statement of Operation during the three months ended March 31, 2020.

The following table summarizes the components of the gain on sale:

(Dollars in millions)
Cash proceeds	$346
Less: costs to sell	(6)
Net cash proceeds	340
Less: assets and liabilities associated with the sale
Accounts receivable, net	39
Inventories	90
Property, plant and equipment, net	195
Write-off of intangible assets	5
Other assets	4
Accounts payable	(33)
Pension benefit obligation	(35)
Other liabilities	(13)
Gain on sale	$88

6.  DEBT

As of December 31, 2019 and March 31, 2020, Verso Paper has no outstanding borrowings on the ABL Facility (as defined below).

ABL Facility

On July 15, 2016, Verso Paper Holdings LLC entered into a $375 million asset-based revolving credit facility, or the “ABL Facility.” After the Company completed an internal reorganization in December 2016, Verso Paper Holdings LLC ceased to exist and Verso Paper became the borrower under the ABL Facility.

On February 6, 2019, Verso Paper entered into a second amendment to the ABL Facility, or the “ABL Amendment.” As a result of the ABL Amendment, the ABL Facility provides for revolving commitments of $350 million, subject to a borrowing base limit, with a $100 million sublimit for letters of credit and a $35 million sublimit for swingline loans. Verso Paper may request one or more incremental revolving commitments in an aggregate principal amount up to the greater of (i) $75 million or (ii) the excess of the borrowing base over the revolving facility commitments of $350 million; however, the lenders are not obligated to increase the revolving commitments upon any such request. Availability under the ABL Facility is subject to customary borrowing conditions. The ABL Facility will mature on February 6, 2024.

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

The amount of borrowings and letters of credit available to Verso Paper pursuant to the ABL Facility is limited to the lesser of $350 million or an amount determined pursuant to a borrowing base ($250 million as of March 31, 2020). As of March 31, 2020, there were no borrowings outstanding under the ABL Facility, with $28 million issued in letters of credit and $222 million available for future borrowings.

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

7. EARNINGS PER SHARE

The following table provides a reconciliation of basic and diluted income (loss) per common share:

	Three Months Ended
	March 31,
	2019	2020
Net income (loss) available to common shareholders (in millions)	$36	$54
Weighted average common shares outstanding - basic (in thousands)	34,484	35,107
Dilutive shares from stock awards (in thousands)	741	274
Weighted average common shares outstanding - diluted (in thousands)	35,225	35,381
Basic income (loss) per share	$1.05	$1.53
Diluted income (loss) per share	$1.03	$1.52

As of March 31, 2020, Verso has 1.8 million warrants outstanding at an exercise price of $27.86 (see Note 9). As a result of the exercise price of the warrants exceeding the average market price of Verso’s common stock during the three months ended March 31, 2019 and 2020, 1.8 million warrants as of March 31, 2019 and 2020 were excluded from the calculations of diluted earnings per share as their inclusion would be anti-dilutive. There were no cash dividends declared or paid in the periods presented and therefore no dilutive effect.

8.  RETIREMENT BENEFITS

The following table summarizes the components of net periodic pension cost for the periods presented:

	Three Months Ended
	March 31,
(Dollars in millions)	2019	2020
Service cost	$1	$1
Interest cost	16	12
Expected return on plan assets	(17)	(17)
Net periodic pension cost (income)	$—	$(4)

Verso makes contributions that are sufficient to fund actuarially determined costs, generally equal to the minimum amounts required by the Employee Retirement Income Security Act. Verso made contributions to the pension plan of $8 million during each of the three months ended March 31, 2019 and 2020. Verso expects to make the required cash contributions of at least $41 million to the pension plan in the remainder of 2020, and may make additional discretionary contributions during the year.

9. EQUITY

Equity Awards

On January 24, 2020, Verso granted 0.2 million time-based restricted stock units and 0.2 million performance-based restricted stock units to its executives and certain senior managers. In addition, on March 20, 2020, Verso granted 8 thousand time-based restricted stock units and 8 thousand performance-based restricted stock units to an executive. The performance awards granted in January 2020 and March 2020 each vest at December 31, 2022, subject to a comparison of annualized total shareholder return, or “TSR,” of Verso to a select group of peer companies over a 3-year period. The vesting criteria of the performance awards meet the definition of a market condition for accounting purposes. The full grant date value of the performance awards will be recognized over the remaining vesting period assuming that the employee is employed continuously to the vesting date. The number of shares which will ultimately vest at the vesting date ranges from 0% to 150% based on Verso stock performance relative to the peer group during the performance period. The compensation expense associated with these performance awards was determined using the Monte Carlo valuation methodology.

Verso recognized equity award expense of $2 million for each of the three months ended March 31, 2019 and 2020. Equity award expense for the three months ended March 31, 2020 included $0.3 million related to the accelerated vesting of 19 thousand performance-based restricted stock units and 43 thousand time-based restricted stock units, net of cancellation of 28 thousand time-based restricted stock units and 34 thousand performance-based restricted stock units, pursuant to a separation agreement, dated March 10, 2020, entered into with Verso’s former President. As of March 31, 2020, there was approximately $8 million of unrecognized compensation cost related to the 0.9 million non-vested restricted stock units, which is expected to be recognized over the weighted average period of 2.1 years.

Time-based Restricted Stock Units

Changes to non-vested time-based restricted stock units for the three months ended March 31, 2020 were as follows:

	Restricted Stock	Weighted Average
	Units	Grant Date
Shares (in thousands)	Outstanding	Fair Value
Non-vested at December 31, 2019	579	$11.55
Granted	203	16.16
Vested	(257)	9.59
Forfeited	(44)	15.68
Non-vested at March 31, 2020	481	14.16

Performance-based Restricted Stock Units

Changes to non-vested performance-based restricted stock units for the three months ended March 31, 2020 were as follows:

	Restricted Stock	Weighted Average
	Units	Grant Date
Shares (in thousands)	Outstanding	Fair Value
Non-vested at December 31, 2019	638	$18.84
Granted	173	12.71
Incremental shares vested (1)	161	—
Vested	(555)	21.05
Forfeited	(45)	14.96
Non-vested at March 31, 2020	372	15.23

(1) Incremental shares are a result of performance at 150% of granted shares.

Warrants

On July 15, 2016, warrants to purchase up to an aggregate of 1.8 million shares of Class A common stock were issued to holders of first-lien secured debt at an exercise price of $27.86 per share and a seven-year term. The warrants expire on July 15, 2023. As of March 31, 2020, no warrants have been exercised.

Share Repurchase Authorization

On February 26, 2020, Verso’s Board of Directors authorized up to $250 million of net proceeds from the Pixelle Sale to be used to repurchase outstanding shares of Verso common stock. During the three months ended March 31, 2020, Verso purchased approximately 0.2 million shares of its common stock at a weighted average cost of $13.16 per share. As of March 31, 2020, Verso has approximately $247 million of remaining authorization for the repurchase of outstanding shares of its common stock.

10.  RESTRUCTURING CHARGES

Closure of Luke Mill — On April 30, 2019, Verso announced that it would permanently shut down its paper mill in Luke, Maryland in response to the continuing decline in customer demand for the grades of coated freesheet paper produced at the Luke Mill, along with rising input costs, a significant influx of imports and rising compliance costs and infrastructure challenges associated with environmental regulation. Verso completed the shutdown and closure of the Luke Mill in June 2019. The shutdown of the Luke Mill reduced Verso’s coated freesheet production capacity by approximately 450,000 tons and eliminated approximately 675 positions at the Luke Mill.

The following table details the charges incurred related to the Luke Mill closure as included in Restructuring charges on the Unaudited Condensed Consolidated Statements of Operations:

	Three Months Ended	Cumulative
(Dollars in millions)	March 31, 2020	Incurred
Property, plant and equipment, net	$—	$10
Severance and benefit costs	(1)	18
Write-off of spare parts and inventory	—	9
Write-off of purchase obligations and commitments	—	1
Other costs(1)	7	20
Total restructuring costs	$6	$58

(1) Other costs primarily relate to activities associated with the shutdown of property, plant and equipment, such as draining, cleaning, dismantling, securing and disposing of such assets. Other costs for the three months ended March 31, 2020, includes $6 million for the final cleaning and shutdown of various storage tanks.

The following table details the changes in the restructuring reserve liabilities related to the Luke Mill closure which are included in Accrued and other liabilities on the Unaudited Condensed Consolidated Balance Sheets:

Three Months Ended
(Dollars in millions)	March 31, 2020
Beginning balance of reserve	$4
Severance and benefits reserve adjustments	(1)
Other costs	7
Payments on other costs	(6)
Ending balance of reserve	$4

11. COMMITMENTS AND CONTINGENCIES

Represented Employees — As of March 31, 2020, approximately 73% of Verso’s hourly workforce is represented by unions. During 2019, Verso established new labor agreements with all of its union employees. During the three months ended March 31, 2019, Verso recognized $6 million of expense for signing bonuses and for the settlement of various work arrangement issues to represented employees covered by labor agreements, which was reported in Cost of products sold on the Unaudited Condensed Consolidated Statements of Operations.

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

In November 2019, the state of West Virginia asserted that four aboveground storage tanks at Verso’s Luke Mill leaked and that Verso had failed to take certain actions to prevent and report the release of pollutants into the Potomac River. In December 2019, the state of Maryland brought suit against Verso asserting the unlawful discharge of pollutants into the North Branch of the Potomac River from the Luke Mill. On March 24, 2020, the Potomac Riverkeeper Network, or the “PRN,” filed suit against Verso in the U.S. District Court for Maryland based on similar assertions.

Verso closed the Luke Mill, which sits on the border of West Virginia and Maryland, in June 2019. Verso is working proactively and in cooperation with both Maryland and West Virginia regulatory agencies to address the concerns at the Luke Mill. Verso plans to vigorously defend itself in these matters. The ultimate aggregate amount of probable monetary liability or financial impact with respect to these matters is subject to many uncertainties and could be material, but management cannot reasonably estimate the amount or range of potential liability and possible losses at this time. During the three months ended March 31, 2020, Verso recorded less than one million for costs related to environmental remediation efforts. As of March 31, 2020, $1 million of environmental remediation costs are included in Accrued and other liabilities on the Unaudited Condensed Consolidated Balance Sheet.

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

We operate seven paper machines at four mills located in Michigan, Minnesota and Wisconsin with a total annual production capacity of approximately 1,970,000 tons of paper.

2020 Developments

Sale of Androscoggin Mill and Stevens Point Mill

On November 11, 2019, we entered into a Purchase Agreement with Pixelle, whereby we agreed to sell to Pixelle all of the outstanding membership interests in Verso Androscoggin, LLC, an indirect wholly owned subsidiary of Verso and the entity that, as of the closing date of the Pixelle Sale, held the assets primarily related to our Androscoggin Mill located in Jay, Maine, and Stevens Point Mill, located in Stevens Point, Wisconsin. The transaction was approved by our stockholders on January 31, 2020 and closed on February 10, 2020. As consideration for the Pixelle Sale, (i) we received $346 million in cash, which reflects certain adjustments in respect of our estimates of cash, indebtedness and working capital of Verso Androscoggin, LLC as of the closing date, and (ii) Pixelle assumed $35 million of our unfunded pension liabilities. The consideration for the sale is subject to final post-closing adjustments pursuant to the terms of the Purchase Agreement. The Pixelle Sale reduced the aggregate annual production capacity of our mills by approximately 660,000 tons. The Androscoggin and Stevens Point mills together represented approximately 22% of our revenues for the year ended December 31, 2019.

Termination of Rights Plan

On February 18, 2020, our Board of Directors terminated the limited duration stockholder rights plan previously adopted on June 16, 2019.

Share Repurchase Authorization

On February 26, 2020, our Board of Directors authorized up to $250 million of net proceeds from the Pixelle Sale to be used to repurchase outstanding shares of our common stock. During the three months ended March 31, 2020, we purchased 0.2 million shares of our common stock at a weighted average cost of $13.16 per share. As of March 31, 2020, we have approximately $247 million of remaining authorization for the repurchase of outstanding shares of our common stock.

Changes to Executive Officers

On March 10, 2020, Michael A. Weinhold’s employment terminated. Mr. Weinhold served as Verso’s President since November 14, 2019.

On March 13, 2020, our Board of Directors appointed Adam St. John, our Chief Executive Officer, to serve also as Verso’s President. Mr. St. John did not receive any additional compensation in connection with his appointment as President.

In addition, on April 13, 2020, Matthew Archambeau, our former Vice President of the Centers of Excellence/Technology, was appointed as our Senior Vice President, Manufacturing and Energy, and on March 13, 2020, Aaron Haas, our former Vice President of Supply Chain Management, was appointed as our Senior Vice President of Sales and Marketing.

COVID-19 Pandemic Crisis

The recent outbreak of coronavirus disease (COVID-19), which has been declared by the World Health Organization to be a pandemic, has spread across the globe and is impacting worldwide economic activity. In an effort to contain and combat the spread of COVID-19, government and health authorities around the world have taken extraordinary and wide-ranging actions, including orders to close all business not deemed “essential,” quarantines and “stay-at-home” orders. We serve as an essential manufacturing business and, as a result, our mills have continued to be operational during this time in order to meet the ongoing needs of our customers, including those in other essential business sectors, which provide food, medical and hygiene products needed in a global health crisis.

We have assembled a COVID-19 preparedness and response team and have been monitoring the pandemic and related events daily, preparing and implementing responses in accordance with CDC and OSHA recommendations as well as federal and state guidelines.

Our essential workers continue to operate our manufacturing and related facilities on-site, while working safely and strictly following preventive health measures as outlined by the CDC and OSHA, including social distancing, use of facemasks and routinely washing hands and sanitizing work areas. We also have many employees who are actively working from home to support our operations and business initiatives.

In response to the current business environment, we have taken the following actions:

•	Accelerated and expanded workforce reduction, eliminating approximately 95 positions

•	Implementing austerity measures company wide, including reducing mill operating costs

•	Reduced planned capital spend by $11 million

•	Managing inventory by taking 110,000 to 120,000 tons of downtime in the second quarter of 2020

•	Accelerating new product development in specialty, packaging and pulp grades

•	Deferred certain compensation programs and payroll taxes (per the CARES Act)

•	Implemented company-wide hiring freeze

While the COVID-19 pandemic had minimal impact on first quarter 2020 results, it is difficult to forecast the continuing impact of COVID-19 on our business. When we apply industry forecast across Verso’s book of business we could experience approximately a 40% decline in shipments in the second quarter of 2020 compared to the second quarter of 2019. The guidelines and “stay-at-home” orders enacted by federal, state and local governments are affecting retailers, political campaigns, and sports and entertainment events, driving reduced purchases of printed materials and substantially impacting our graphic papers business.

While we cannot reasonably estimate the full impact of COVID-19 on our business, financial position, results of operations and cash flows, we do expect such impact to be significantly negative. The extent to which COVID-19 impacts our operations will depend on future developments, which are highly uncertain, including, among others, the duration of the outbreak, new information that may emerge concerning the severity of COVID-19 and the actions, especially those taken by governmental authorities, to contain its spread or treat its impact. See Item 1A, Risk Factors in this Quarterly Report on Form 10-Q for additional information.

Results of Operations

The following table sets forth the historical results of operations of Verso for the periods indicated below. The following discussion of our financial condition and results of operations should be read in conjunction with our Unaudited Condensed Consolidated Financial Statements and notes thereto included elsewhere in this report.

Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019

	Three Months Ended
	March 31,		Three Months
(Dollars in millions)	2019	2020	$ Change
Net sales	$639	$471	$(168)
Costs and expenses:
Cost of products sold (exclusive of depreciation and amortization)	549	427	(122)
Depreciation and amortization	28	23	(5)
Selling, general and administrative expenses	24	27	3
Restructuring charges	—	6	6
Other operating (income) expense	1	(88)	(89)
Operating income (loss)	37	76	39
Interest expense	1	—	(1)
Other (income) expense	(1)	(4)	(3)
Income (loss) before income taxes	37	80	43
Income tax expense (benefit)	1	26	25
Net income (loss)	$36	$54	$18

Net sales. Net sales for the three months ended March 31, 2020 decreased $168 million, or 26%, compared to the three months ended March 31, 2019, as price/mix was unfavorable and sales volume declined. Total company sales volume was down from 665 thousand tons during the three months ended March 31, 2019, to 554 thousand tons during the same period of the current year. Of the 111 thousand ton volume decline, 66 thousand tons were attributable to the closure of the Luke Mill. The remaining volume reduction was due to the continued decline of graphic paper demand and the sale of our Androscoggin and Stevens Point mills during the first quarter of 2020, partially offset by an increase in sales volume of packaging papers and market pulp.

Operating income (loss).  Operating income was $76 million for the three months ended March 31, 2020, an increase of $39 million when compared to operating income of $37 million for the three months ended March 31, 2019.

Our operating results for the three months ended March 31, 2020 were positively impacted by:

•	Lower input costs of $10 million, driven by lower chemical, energy and purchased pulp costs, partially offset by higher wood costs

•	Lower freight costs of $6 million

•	Lower depreciation expense of $5 million

•	Reduced planned major maintenance costs of $2 million

Our operating results for the three months ended March 31, 2020 were negatively impacted by:

•	Unfavorable price/mix of $47 million

•
Unfavorable impact of $13 million as a result of lower sales volume driven by a decline in graphic paper sales and the sale of our Androscoggin and Stevens Point mills during the first quarter of 2020, partially offset by an increase in the sales volume of packaging paper and market pulp

•
Higher operating expenses of $3 million driven primarily by market downtime and sell through of higher cost inventory produced in 2019, partially offset by reduced corporate overhead and union ratification expense for signing bonuses and for the settlement of various work arrangement issues in the first quarter of 2019 that did not recur in 2020

•
Higher Selling, general and administrative costs of $3 million primarily driven by severance costs due to our headcount reduction initiatives and costs associated with the proxy solicitation contest, partially offset by reduced strategic initiative costs and Selling, general and administrative cost reduction initiatives in connection with the sale of our Androscoggin and Stevens Point mills

Other impacts to operating results included:

•	Restructuring charges for the three months ended March 31, 2020 increased $6 million compared to the three months ended March 31, 2019 associated with the closure of our Luke Mill in June 2019

•	Other operating income for the three months ended March 31, 2020 was favorable $89 million, primarily as a result of the $88 million gain on the Sale of the Androscoggin/Stevens Point Mills

Other (income) expense.  Other (income) expense for the three months ended March 31, 2020 and 2019 included income of $5 million and $1 million, respectively, associated with the non-operating components of net periodic pension cost (income).

Income tax expense (benefit).  Income tax expense of $26 million for the three months ended March 31, 2020 primarily reflects the estimated taxes for the period and $6 million of additional valuation allowance recognized against state tax credits. Income tax expense for the three months ended March 31, 2019 was primarily offset by the valuation allowance adjustment.

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

The following table reconciles Net income (loss) to EBITDA and Adjusted EBITDA for the periods presented:

	Three Months Ended
	March 31,
(Dollars in millions)	2019	2020
Net income (loss)	$36	$54
Income tax expense	1	26
Interest expense	1	—
Depreciation and amortization	28	23
EBITDA	66	103
Adjustments to EBITDA:
Restructuring charges (1)	—	6
Luke Mill post-closure costs (2)	—	3
Non-cash equity award compensation (3)	2	2
Gain on Sale of the Androscoggin/Stevens Point Mills (4)	—	(88)
(Gain) loss on sale or disposal of assets (5)	1	—
Shareholders proxy solicitation costs (6)	—	4
Other severance costs (7)	—	4
Other items, net (8)	—	1
Adjusted EBITDA	$69	$35
(1) Charges are primarily associated with the closure of the Luke Mill.
(2) Costs recorded after production ceased at the Luke Mill that are not associated with product sales or restructuring activities.
(3) Amortization of non-cash incentive compensation.
(4) Gain on the sale of outstanding membership interests in Verso Androscoggin, LLC in February 2020, which included the Androscoggin Mill and Stevens Point Mill.
(5) Realized (gain) loss on the sale or disposal of assets.
(6) Costs incurred in connection with the shareholders proxy solicitation contest.
(7) Severance and related benefit costs not associated with restructuring activities.
(8) Other miscellaneous adjustments.

Liquidity and Capital Resources

Our principal cash requirements include ongoing operating costs for working capital needs, capital expenditures for maintenance and strategic investments in our mills and pension contributions. We believe our cash and cash equivalents at March 31, 2020, future cash generated from operations and, to the extent necessary, the availability under our ABL Facility, will be sufficient to meet these needs for at least the next twelve months. While changes in these ongoing operating costs can impact operating cash generation, we believe that our planning and strategies on pricing and cost control have resulted in our improved liquidity in recent years. We also utilize factoring of accounts receivable from time to time (for example, quick pay programs sponsored by customers) as an alternative source of funds when cost is favorable to our ABL Facility or due to other considerations.

As of March 31, 2020, we had cash and cash equivalents of $276 million, with no outstanding balance on our ABL Facility, $28 million in letters of credit issued and $222 million available for future borrowings. We maintain the majority of our cash and cash equivalents in a U.S. treasury money market fund for security and liquidity purposes.

On February 26, 2020, our Board of Directors authorized up to $250 million of net proceeds from the Pixelle Sale to be used to repurchase outstanding shares of our common stock. During the three months ended March 31, 2020, we purchased approximately 0.2 million shares of our common stock at a weighted average cost of $13.16 per share. As of March 31, 2020, we have approximately $247 million of remaining authorization for the repurchase of outstanding shares of our common stock. Additionally, we expect to initiate a $0.10 per share quarterly dividend in the second quarter of 2020.

Our cash flows from operating, investing and financing activities, as reflected on the Unaudited Condensed Consolidated Statements of Cash Flows, are summarized in the following table:

	Three Months Ended
	March 31,
(Dollars in millions)	2019	2020
Net cash provided by (used in):
Operating activities	$(46)	$(77)
Investing activities	(18)	318
Financing activities	44	(7)
Change in Cash and cash equivalents and restricted cash	$(20)	$234

Operating Activities

Our operating cash flow requirements are primarily for salaries and benefits, the purchase of raw materials including wood fiber, chemicals and energy, and other expenses such as maintenance and warehousing costs. For the three months ended March 31, 2020, net cash used in operating activities of $77 million primarily reflects a non-cash gain of $88 million on the Sale of the Androscoggin/Stevens Point Mills, $8 million of pension plan contributions and net cash used for working capital related changes of $82 million, partially offset by net income of $54 million, non-cash depreciation and amortization of $23 million and deferred taxes of $26 million. The net cash used for working capital related changes was primarily attributable to increases in accounts receivable, raw material inventory levels and payments that reduced our accounts payable and accrued liabilities. For the three months ended March 31, 2019, net cash used in operating activities of $46 million primarily reflects net income of $36 million and non-cash depreciation and amortization of $28 million, more than offset by $106 million in net cash used for working capital related changes as we built inventory, mostly at our Luke Mill, due to seasonality and declining demand, and $8 million in pension plan contributions.

Investing Activities

For the three months ended March 31, 2020, net cash provided by investing activities of $318 million consisted of $340 million in proceeds from the Sale of the Androscoggin/Stevens Point Mills, partially offset by capital expenditures of $22 million. For the three months ended March 31, 2019, net cash used in investing activities consisted of capital expenditures of $18 million.

Our annual capital expenditures for 2020 are expected to be between $45 million and $50 million.

Financing Activities

For the three months ended March 31, 2020, net cash used in financing activities includes $7 million for the acquisition of treasury stock, including $3 million of share repurchases and $4 million associated with the vesting of restricted stock units. For the three months ended March 31, 2019, net cash provided by financing activities reflects $45 million of net borrowings on our ABL Facility, partially offset by $1 million in debt issuance costs related to the ABL Amendment.

ABL Facility

On July 15, 2016, Verso Paper Holdings LLC entered into a $375 million asset-based revolving credit facility. After the Company completed an internal reorganization in December 2016, Verso Paper Holdings LLC ceased to exist and Verso Paper became the borrower under the ABL Facility.

On February 6, 2019, Verso Paper entered into “the ABL Amendment.” As a result of the ABL Amendment, the ABL Facility provides for revolving commitments of $350 million, with a $100 million sublimit for letters of credit and a $35 million sublimit for swingline loans. Verso Paper may request one or more incremental revolving commitments in an aggregate principal amount up to the greater of (i) $75 million or (ii) the excess of the borrowing base over the revolving facility commitments of $350 million; however, the lenders are not obligated to increase the revolving commitments upon any such request. Availability under the ABL Facility is subject to customary borrowing conditions. The ABL Facility will mature on February 6, 2024.

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

The amount of borrowings and letters of credit available to Verso Paper pursuant to the ABL Facility is limited to the lesser of $350 million or an amount determined pursuant to a borrowing base ($250 million as of March 31, 2020). As of March 31, 2020, there were no borrowings outstanding under the ABL Facility, $28 million issued in letters of credit and $222 million available for future borrowings.

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

The ABL Facility contains financial covenants requiring Verso, among other things, to maintain a minimum fixed charge coverage ratio if availability were to drop below prescribed thresholds. As of March 31, 2020, we were above the prescribed thresholds in our ABL Facility. The ABL Facility also requires that certain payment conditions, as defined therein, are met in order for Verso to incur debt or liens, pay cash dividends, repurchase equity interest, prepay indebtedness, sell or dispose of assets and make investments in or merge with another company.

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

For a discussion of our critical accounting policies and estimates, see “Critical Accounting Policies” included in our Annual Report on Form 10-K for the year ended December 31, 2019, under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We have made no significant changes to our critical accounting policies and estimates from those described in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

We are primarily focused on serving the following end-user markets: specialty converters, containerboard converters, general commercial print, catalogs and magazine publishers. Coated papers demand is primarily driven by advertising and print media usage. Advertising spending and magazine and catalog circulation tend to correlate with gross domestic product in the United States, as they rise with a strong economy and contract with a weak economy, which impacts media spend which further impacts magazine and catalog subscriptions. The COVID-19 pandemic and related decrease in discretionary spending is also impacting advertising spending and magazine and catalog subscriptions. See above under “Management’s Discussion and Analysis of Financial Condition and Results of Operations-2020 Developments-COVID-19 Pandemic Crisis” for additional information.

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

We reach our end-users through several channels, including merchants, brokers, printers and direct sales to end-users. We sell our products to approximately 300 customers. During the three months ended March 31, 2020, our two largest customers, Veritiv Corporation and Central National-Gottesman, accounted for approximately 32% of our net sales.

Interest Rates

As of March 31, 2020, we had no borrowings outstanding under our ABL Facility. Borrowings under our ABL Facility bear interest at a variable rate based on LIBOR or a customary base rate, in each case plus an applicable margin (see “Liquidity and Capital Resources - ABL Facility” above for additional information).

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2020. Based upon this evaluation, and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2020.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended March 31, 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

We are involved from time to time in legal proceedings incidental to the conduct of our business. While any proceeding or litigation has the element of uncertainty, we believe that the outcome of any of these lawsuits or claims that are pending or threatened or all of them combined (other than those that cannot be assessed due to their preliminary nature) will not have a material effect on the Unaudited Condensed Consolidated Financial Statements (see Note 11 to our Unaudited Condensed Consolidated Financial Statements).

ITEM 1A.   RISK FACTORS

Except as set forth below, there have been no material changes to the risk factors disclosed in “Part I - Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019.

The coronavirus (COVID-19) pandemic and related efforts to mitigate the pandemic have impacted and may continue to impact our business, and could result in a material adverse effect on our operations, liquidity, financial condition and financial results.

The recent outbreak of coronavirus disease (COVID-19), which has been declared by the World Health Organization to be a pandemic, has spread across the globe and is impacting worldwide economic activity. In an effort to contain and combat the spread of COVID-19, government and health authorities around the world have taken extraordinary and wide-ranging actions, including orders to close all business not deemed “essential”, quarantines, and “stay-at-home” orders. We serve as an essential manufacturing business and, as a result, our mills have continued to be operational during this time. While we do not currently expect the need to suspend operations at our mills, we cannot assure you that we will not have to suspend our operations, whether voluntarily or as a result of federal, state or local mandates.

While the COVID-19 pandemic had minimal impact on the first quarter 2020 results, we expect there to be a negative impact on our financial results for the second quarter of 2020 and beyond. It is difficult to forecast the continuing impact of COVID-19 on our business. As of the date of this Quarterly Report on Form 10-Q, when we apply industry forecast across Verso’s book of business we could experience approximately a 40% decline in shipments in the second quarter of 2020 compared to the second quarter of 2019. While we cannot predict the ultimate impact of the COVID-19 virus on our business at this time, the pandemic and related efforts to mitigate the pandemic could materially impact our business in a number of ways, including but not limited to:

•
a decline in economic conditions and consumer confidence that have negatively affected, and will continue to negatively affect, consumer spending, commercial printing and advertising, and political campaign spending, all of which have adversely impacted and could continue to adversely impact demand for our products and sales volume, particularly in our graphic papers business;

•	an adverse impact on timing of payments by customers;

•
disruption of our mill operations, including the possible need to implement increased downtime at one or more of our mills due to decreased demand, new governmental mandates or for voluntary reasons, which could result in unabsorbed fixed costs, the loss of production, asset impairments or accelerated depreciation and cash closure costs for the affected facilities, including restructuring charges and exit or disposal costs if it becomes necessary to permanently shut down certain machines or facilities;

•
the financial deterioration of, or the disruption to, one or more of our suppliers of energy or raw materials or the third parties we rely on for transportation services of our products to customers, which may result in the inability of our suppliers or service providers to meet our needs in a timely manner, cause delays in delivery to our customers, result in cancellation of customer orders or a reduction in purchase prices and, ultimately, termination of customer relationships;

•
limitations on our access to capital and other sources of funding, which could adversely affect the availability and terms of future borrowings, refinancing activities or other forms of capital raising;

•	increased difficulty in maintaining our workforce during this uncertain time;

•	the potential for increased employee absenteeism due to fear of infection;

•	possible lawsuits or regulatory actions due to any COVID-19 spread in the workplace; and

•
an adverse impact on the productivity of management and our employees that are working remotely, including impacting our ability to maintain our financial reporting processes and related controls and our ability to manage complex accounting issues presented by the COVID-19 pandemic, such as impairment analysis.

Any or all of these items may occur, which individually or in the aggregate, may have a material adverse effect on our business, financial condition, results of operations and cash flows. These risks could accelerate or intensify depending on the severity and length of the pandemic. In addition, if a resurgence of the COVID-19 virus occurs after the initial outbreak subsides, these factors will be exasperated.

As of April 30, 2020, we had $258 million of cash and cash equivalents and $231 million available for future borrowings under our revolving credit facility. Our liquidity during the pandemic and the recovery period after we emerge from the pandemic will depend on multiple factors, including the impact on demand for our products, our ability to continue operations at our mills, the impact of the pandemic on our suppliers and third party service providers, and our operating performance.

As a result of the COVID-19 outbreak, we are currently evaluating the impact on our long-lived assets, including the potential for impairment charges. We did not record any impairment charges during the first quarter of 2020. Depending on future events, we may be required to record future impairment charges. In addition, depending on the ongoing impact of the pandemic, we may also be required to reserve for incremental credit losses. Any material increase in our allowances for credit losses would have a corresponding effect on our results of operations and related cash flows.

While our mills have continued in operation as “essential businesses” during the COVID-19 outbreak, we have implemented strict health and sanitization protocols to keep our employees safe, including enhanced and more frequent cleaning of work areas, requiring social distancing while at our facilities, providing facemasks to employees, installing barriers in locations where employees work in closer proximity, and screening employees for potential symptoms. These additional safety precautions may also impact the productivity and profitability at our mills. In addition, we may experience higher levels of absenteeism during the pandemic due to the fear of becoming ill. Our corporate employees have been working remotely during this time and we have suspended all non-essential travel for our employees and discouraged employee attendance at in-person work-related meetings, all of which could negatively affect our business.

Given that the COVID-19 pandemic has caused a significant economic slowdown it appears increasingly likely that it could cause a global recession, which could be of an unknown duration and as a result we expect our sales to be negatively impacted. The ultimate magnitude of COVID-19, including the extent of its impact on our financial condition and results of operations, which could be material, will depend on all of the factors noted above, including other factors that we may not be able to forecast at this time. While we expect the impacts of COVID-19 to have an adverse effect on our business, financial condition and results of operations, we are unable to predict the extent of these impacts at this time.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On February 26, 2020, our Board of Directors authorized up to $250 million of net proceeds from the Pixelle Sale to be used to repurchase outstanding shares of Verso common stock. The table below discloses the shares of our common stock repurchased during the quarter:

	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit) (a)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (b)
January 1, 2020 through January 31, 2020	—	$—	—	$—
February 1, 2020 through February 29, 2020	—	—	—	—
March 1, 2020 through March 31, 2020	205,000	13.16	205,000	247,302,172
Total	205,000	$13.16	205,000	$247,302,172

(1) Does not include 266,396 shares of Verso common stock repurchased during the three months ended March 31, 2020 at an average price of $16.68 per share to meet participant tax withholding obligations on restricted stock units that vested during the quarter.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.   MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.   OTHER INFORMATION

On May 7, 2020, we filed with the Secretary of State of the State of Delaware a certificate of elimination that, effective upon filing, eliminated from our Amended and Restated Certificate of Incorporation all matters set forth in the certificate of designations with respect to our Series A Junior Participating Preferred Stock. No shares of the Series A Junior Participating Preferred Stock were issued and outstanding at the time of the filing of the certificate of elimination. We previously entered into an amendment to the Rights Agreement, dated as of June 17, 2019, by and between Verso and Computershare Trust Company, N.A., as rights agent, to accelerate the expiration of the rights set forth in the Rights Agreement to purchase Series A Junior Participating Preferred Stock.

A copy of the certificate of elimination is filed as Exhibit 3.6 to this report and incorporated herein by reference.

ITEM 6.   EXHIBITS

The following exhibits are included with this report:

Exhibit Number	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation of Verso Corporation.(1)

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Verso Corporation.(2)

3.3	Amended and Restated Bylaws of Verso Corporation.(3)

3.4	Amendment No. 1 of Amended and Restated Bylaws of Verso Corporation.(4)

3.5	Certificate of Designation of Series A Junior Participating Preferred Stock of Verso Corporation.(5)

3.6	Certificate of Elimination of Series A Junior Participating Preferred Stock of Verso Corporation

4.1	Form of specimen Class A Common Stock certificate.(6)

4.2	Form of specimen Warrant certificate.(7)

10.1	Cooperation Agreement dated January 30, 2020.(8)

10.2	Separation Agreement and Release, dated March 10, 2020, between Verso Corporation and Michael A. Weinhold.(9)

10.3	Employment Agreement, dated April 14, 2020, by and between Verso Corporation and Mathew Archambeau.(10)

10.4	Restricted Covenant Agreement, dated April 14, 2020, by and between Verso Corporation and Mathew Archambeau.(11)

31.1	Certification of Principal Executive Officer of Verso Corporation pursuant to Rule 13a-14(a) under Securities Exchange Act of 1934.

31.2	Certification of Principal Financial Officer of Verso Corporation pursuant to Rule 13a-14(a) under Securities Exchange Act of 1934.

32.1
Certification of Principal Executive Officer of Verso Corporation pursuant to Rule 13a-14(b) under Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code.(12)

32.2
Certification of Principal Financial Officer of Verso Corporation pursuant to Rule 13a-14(b) under Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code.(12)

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

______________________

(1)	Incorporated herein by reference to Exhibit 3.1 to Verso Corporation’s Registration Statement on Form 8-A filed with the SEC on July 15, 2016.

(2)	Incorporated herein by reference to Exhibit 3.1 to Verso Corporation’s Current Report on Form 8-K filed with the SEC on February 18, 2020.

(3)	Incorporated herein by reference to Exhibit 3.2 to Verso Corporation’s Registration Statement on Form 8-A filed with the SEC on July 15, 2016.

(4)	Incorporated herein by reference to Exhibit 3.2 to Verso Corporation’s Current Report on Form 8-K filed with the SEC on February 18, 2020.

(5)	Incorporated herein by reference to Exhibit 3.1 to Verso Corporation’s Current Report on Form 8-K filed with the SEC on June 20, 2019.

(6)	Incorporated herein by reference to Exhibit 4.1 to Verso Corporation’s Current Report on Form 8‑K filed with the SEC on July 19, 2016.

(7)	Incorporated herein by reference to Exhibit 10.4 to Verso Corporation’s Current Report on Form 8‑K filed with the SEC on July 19, 2016.

(8)	Incorporated herein by reference to Exhibit 10.1 to Verso Corporation’s Current Report on Form 8-K filed with the SEC on February 5, 2020

(9)	Incorporated herein by reference to Exhibit 10.1 to Verso Corporation’s Amendment No. 1 to its Annual Report on Form 10-K for the year ended December 31, 2019 and filed with the SEC on April 29, 2020.

(10)	Incorporated herein by reference to Exhibit 10.1 to Verso Corporation’s Current Report on Form 8-K filed with the SEC on April 14, 2020.

(11)	Incorporated herein by reference to Exhibit 10.2 to Verso Corporation’s Current Report on Form 8-K filed with the SEC on April 14, 2020.

(12)	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 11, 2020
VERSO CORPORATION

	By:	/s/ Adam St. John
Adam St. John President, Chief Executive Officer and Director (Principal Executive Officer)

By:	/s/ Allen J. Campbell
Allen J. Campbell Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)