Form 10-Q
period 2020-06-30
Verso Corp
filed 2020-08-06
CIK 1421182

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act: ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes ☑ No
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. ☑ Yes ☐ No

As of July 31, 2020, Verso Corporation had 33,669,707 shares of Class A common stock, par value $0.01 per share, outstanding.

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
Forward-Looking Statements

In this quarterly report, all statements that are not purely historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or “Securities Act,” and Section 21E of the Securities Exchange Act of 1934, as amended, or “Exchange Act.” Forward-looking statements may be identified by the words “believe,” “expect,” “anticipate,” “project,” “plan,” “estimate,” “intend” and other similar expressions. They include, for example, statements relating to our business and operating outlook; the potential impact of the COVID-19 pandemic; assessment of market conditions; and the growth potential of the industry in which we operate. Forward-looking statements are based on currently available business, economic, financial and other information and reflect management’s current beliefs, expectations and views with respect to future developments and their potential effects on us. Actual results could vary materially depending on risks and uncertainties that may affect us and our business. The following factors, among others, could cause actual results to differ from those set forth in the forward-looking statements: uncertainties regarding the duration and severity of the COVID-19 pandemic and measures intended to reduce its spread; the long-term structural decline and general softening of demand facing the paper industry; adverse developments in general business and economic conditions; developments in alternative media, which are expected to adversely affect the demand for some of our key products, and the effectiveness of our responses to these developments; intense competition in the paper manufacturing industry; our ability to compete with respect to certain specialty paper products for a period of two years after the closing of the Pixelle Sale (as defined in Note 1 to our Unaudited Condensed Consolidated Financial Statements); our business being less diversified following the sale of two mills in the Pixelle Sale; our dependence on a small number of customers for a significant portion of our business; our limited ability to control the pricing of our products or pass through increases in our costs to our customers; changes in the costs of raw materials and purchased energy; negative publicity, even if unjustified; any failure to comply with environmental or other laws or regulations, even if inadvertent; legal proceedings or disputes; any labor disputes; and the potential risks and uncertainties described in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2019, Part II, Item 1A, “Risk Factors” of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, and Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q as such disclosures may be amended, supplemented or superseded from time to time by other reports we file with the Securities and Exchange Commission, including subsequent annual reports on Form 10-K and quarterly reports on Form 10-Q. We assume no obligation to update any forward-looking statement made in this Quarterly Report to reflect subsequent events or circumstances or actual outcomes.

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

VERSO CORPORATION
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,
(Dollars in millions, except per share amounts)	2019	2020
ASSETS
Current assets:
Cash and cash equivalents	$42	$209
Accounts receivable, net	155	99
Inventories	395	367
Prepaid expenses and other assets	7	6
Total current assets	599	681
Property, plant and equipment, net	945	733
Deferred tax assets	118	95
Intangibles and other assets, net	59	50
Total assets	$1,721	$1,559
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$188	$127
Accrued and other liabilities	103	77
Current maturities of long-term debt and finance leases	2	1
Total current liabilities	293	205
Long-term debt and finance leases	5	4
Pension benefit obligation	369	307
Other long-term liabilities	41	36
Total liabilities	708	552
Commitments and contingencies (Note 11)
Equity:
Preferred stock -- par value $0.01 (50,000,000 shares authorized, no shares issued)	—	—
Common stock -- par value $0.01 (210,000,000 Class A shares authorized with 34,949,430 shares issued and 34,704,367 outstanding on December 31, 2019 and 35,766,353 shares issued and 33,669,707 outstanding on June 30, 2020; 40,000,000 Class B shares authorized with no shares issued and outstanding on December 31, 2019 and June 30, 2020)	—	—
Treasury stock -- at cost (245,063 shares on December 31, 2019 and 2,096,646 shares on June 30, 2020)	(5)	(32)
Paid-in-capital	698	702
Retained earnings	198	215
Accumulated other comprehensive income	122	122
Total equity	1,013	1,007
Total liabilities and equity	$1,721	$1,559
See notes to Unaudited Condensed Consolidated Financial Statements.

VERSO CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in millions, except per share amounts)	2019	2020	2019	2020
Net sales	$602	$268	$1,241	$739
Costs and expenses:
Cost of products sold (exclusive of depreciation and amortization)	540	271	1,089	698
Depreciation and amortization	104	22	132	45
Selling, general and administrative expenses	29	16	53	43
Restructuring charges	40	—	40	6
Other operating (income) expense	1	1	2	(87)
Operating income (loss)	(112)	(42)	(75)	34
Interest expense	1	—	2	—
Other (income) expense	(1)	(5)	(2)	(9)
Income (loss) before income taxes	(112)	(37)	(75)	43
Income tax expense (benefit)	—	(3)	1	23
Net income (loss)	$(112)	$(34)	$(76)	$20
Income (loss) per common share:
Basic	$(3.23)	$(0.99)	$(2.19)	$0.56
Diluted	(3.23)	(0.99)	(2.19)	0.56
Weighted average common shares outstanding (in thousands)
Basic	34,626	34,548	34,555	34,827
Diluted	34,626	34,548	34,555	35,023
See notes to Unaudited Condensed Consolidated Financial Statements.

VERSO CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in millions)	2019	2020	2019	2020
Net income (loss)	$(112)	$(34)	$(76)	$20
Other comprehensive income (loss), net of tax	—	—	—	—
Comprehensive income (loss)	$(112)	$(34)	$(76)	$20
See notes to Unaudited Condensed Consolidated Financial Statements.

VERSO CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Class A					Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
(Dollars in millions, shares in thousands)	Common Shares	Common Stock	Treasury Shares	Treasury Stock	Paid-in-Capital
Balance - March 31, 2019	34,570	$—	86	$(2)	$688	$138	$120	$944
Net income (loss)	—	—	—	—	—	(112)	—	(112)
Treasury shares	—	—	152	(3)	—	—	—	(3)
Common stock issued for restricted stock	341	—	—	—	—	—	—	—
Equity award expense	—	—	—	—	6	—	—	6
Balance - June 30, 2019	34,911	$—	238	$(5)	$694	$26	$120	$835

Balance - March 31, 2020	35,766	$—	717	$(12)	$700	$252	$122	$1,062
Net income (loss)	—	—	—	—	—	(34)	—	(34)
Treasury shares	—	—	1,380	(20)	—	—	—	(20)
Dividends declared	—	—	—	—	—	(3)	—	(3)
Equity award expense	—	—	—	—	2	—	—	2
Balance - June 30, 2020	35,766	$—	2,097	$(32)	$702	$215	$122	$1,007

Balance - December 31, 2018	34,570	$—	86	$(2)	$686	$102	$120	$906
Net income (loss)	—	—	—	—	—	(76)	—	(76)
Treasury shares	—	—	152	(3)	—	—	—	(3)
Common stock issued for restricted stock	341	—	—	—	—	—	—	—
Equity award expense	—	—	—	—	8	—	—	8
Balance - June 30, 2019	34,911	$—	238	$(5)	$694	$26	$120	$835

Balance - December 31, 2019	34,949	$—	245	$(5)	$698	$198	$122	$1,013
Net income (loss)	—	—	—	—	—	20	—	20
Treasury shares	—	—	1,852	(27)	—	—	—	(27)
Common stock issued for restricted stock	817	—	—	—	—	—	—	—
Dividends declared	—	—	—	—	—	(3)	—	(3)
Equity award expense	—	—	—	—	4	—	—	4
Balance - June 30, 2020	35,766	$—	2,097	$(32)	$702	$215	$122	$1,007
See notes to Unaudited Condensed Consolidated Financial Statements.

VERSO CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
(Dollars in millions)	2019	2020
Cash Flows From Operating Activities:
Net income (loss)	$(76)	$20
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	132	45
Noncash restructuring charges	18	—
Net periodic pension cost (income)	—	(9)
Pension plan contributions	(16)	(18)
Amortization of debt issuance cost and discount	1	—
Equity award expense	8	4
Gain on Sale of Androscoggin/Stevens Point Mills	—	(88)
(Gain) loss on sale or disposal of assets	1	—
Deferred taxes	1	23
Changes in assets and liabilities:
Accounts receivable, net	8	18
Inventories	(69)	(61)
Prepaid expenses and other assets	2	(2)
Accounts payable	(14)	(18)
Accrued and other liabilities	(19)	(19)
Net cash provided by (used in) operating activities	(23)	(105)
Cash Flows From Investing Activities:
Capital expenditures	(39)	(37)
Net proceeds from Sale of the Androscoggin/Stevens Point Mills	—	340
Net cash provided by (used in) investing activities	(39)	303
Cash Flows From Financing Activities:
Borrowings on ABL Facility	278	36
Payments on ABL Facility	(231)	(36)
Principal payment on financing lease obligation	—	(1)
Acquisition of treasury stock	(3)	(27)
Dividends paid to stockholders	—	(3)
Debt issuance costs	(1)	—
Net cash provided by (used in) financing activities	43	(31)
Change in Cash and cash equivalents and restricted cash	(19)	167
Cash and cash equivalents and restricted cash at beginning of period	28	44
Cash and cash equivalents and restricted cash at end of period	$9	$211
Supplemental cash flow disclosures:
Total income taxes paid	$2	$—
Noncash investing and financing activities:
Right-of-use assets recorded upon adoption of ASC 842	$24	$—
Right-of-use assets obtained in exchange for new finance lease liabilities	6	—
Right-of-use assets obtained in exchange for new capitalized operating lease liabilities	2	7
See notes to Unaudited Condensed Consolidated Financial Statements.

VERSO CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF BUSINESS AND BASIS OF PRESENTATION
Nature of Business — Verso’s core business platform is as a producer of graphic papers, specialty papers, packaging papers and pulp. Verso’s products are used primarily in media and marketing applications, including catalogs, magazines, commercial printing applications, such as high-end advertising brochures, annual reports and direct-mail advertising, and specialty applications, such as flexible packaging and label and converting. Verso’s market kraft pulp is used to manufacture printing, writing and specialty paper grades, tissue and other products. Verso operates in the pulp and paper market segments. However, Verso determined that the operating income (loss) of the pulp segment is immaterial for disclosure purposes. Verso’s assets are utilized across segments in an integrated mill system and are not identified by segment or reviewed by management on a segment basis. Verso operates primarily in one geographic location, North America.

Sale of Androscoggin Mill and Stevens Point Mill — On November 11, 2019, Verso and Verso Paper entered into a membership interest purchase agreement, or the “Purchase Agreement,” with Pixelle Specialty Solutions LLC, or “Pixelle,” whereby Verso and Verso Paper agreed to sell to Pixelle, or the “Pixelle Sale,” or the “Sale of the Androscoggin/Stevens Point Mills,” all of the outstanding membership interests in Verso Androscoggin, LLC, an indirect wholly owned subsidiary of Verso and the entity that, as of the closing date of the Pixelle Sale, held all the assets primarily related to Verso’s Androscoggin Mill located in Jay, Maine, and Verso’s Stevens Point Mill located in Stevens Point, Wisconsin. As a result of the Pixelle Sale, which was completed on February 10, 2020, the assets and liabilities associated with the sale are not included in Verso’s Unaudited Condensed Consolidated Balance Sheet as of June 30, 2020 or Verso’s Unaudited Condensed Consolidated Statement of Operations for the three months ended June 30, 2020, and Verso’s Unaudited Condensed Consolidated Statement of Operations for the six months ended June 30, 2020 only includes the results of operations associated with the Androscoggin and Stevens Point mills through February 9, 2020 (see Note 5).

Idle of Duluth Mill and Wisconsin Rapids Mill — On June 9, 2020, Verso announced plans to indefinitely idle its mills in Duluth, Minnesota and Wisconsin Rapids, Wisconsin, while exploring viable and sustainable alternatives for both mills. Those alternatives could include restarting if market conditions improve, marketing for sale or closing permanently one or both mills. Verso’s decision to reduce its production capacity was driven by the accelerated decline in graphic paper demand resulting from the COVID-19 pandemic (see below). The “stay-at-home” and other orders related to the COVID-19 pandemic have significantly reduced the use of print advertising in various industries, including retail, sports, entertainment and tourism. Paper and pulp production ceased at the Duluth Mill on July 1, 2020 and at the Wisconsin Rapids Mill on July 27, 2020. The production capacity of the Duluth Mill is approximately 270,000 tons of supercalendered/packaging papers and the production capacity of the Wisconsin Rapids Mill is approximately 540,000 tons of coated and packaging papers.

COVID-19 Pandemic — The recent outbreak of coronavirus disease, or “COVID-19”, which has been declared by the World Health Organization to be a global pandemic, is impacting worldwide economic activity. In an effort to contain and combat the spread of COVID-19, government and health authorities around the world have taken extraordinary and wide-ranging actions, including orders to close all businesses not deemed “essential,” quarantines and “stay-at-home” orders. Although some of these governmental restrictions have since been lifted or scaled back, a recent resurgence of COVID-19 has resulted in the re-imposition of certain restrictions and may lead to other restrictions being re-implemented in an effort to reduce the spread of COVID-19. Verso serves as an essential manufacturing business and, as a result, Verso’s mills have continued to be operational during this time in order to meet the ongoing needs of its customers, including those in other essential business sectors, which provide food, medical and hygiene products needed in a global health crisis. The guidelines and orders enacted by federal, state and local governments continue to affect retailers, political campaigns, and sports and entertainment events, driving reduced purchases of printed materials and substantially impacting Verso’s graphic papers business.

Verso’s COVID-19 preparedness and response team has been monitoring the pandemic and related events daily and implementing responses in accordance with Centers for Disease Control and Prevention, or the “CDC,” and Occupational Safety and Health Administration, or “OSHA,” recommendations as well as federal, state and local guidelines.

While Verso cannot reasonably estimate the full impact of COVID-19 on the business, financial position, results of operations and cash flows, the pandemic will continue to have a negative impact on business and financial results. The extent to which COVID-19 impacts Verso’s operations will depend on future developments, which are highly uncertain, including, among others, the duration of the outbreak, including any potential resurgence of COVID-19 once the initial outbreak subsides, new information that may emerge concerning the severity of COVID-19 and the actions, especially those taken by governmental authorities, to contain its spread or treat its impact.

Basis of Presentation — This report contains the Unaudited Condensed Consolidated Financial Statements of Verso as of December 31, 2019 and June 30, 2020 and for the three and six months ended June 30, 2019 and 2020. The December 31, 2019 Unaudited Condensed Consolidated Balance Sheet data was derived from audited financial statements, but it does not include all disclosures required annually by accounting principles generally accepted in the United States of America, or “GAAP.” In Verso’s opinion, the Unaudited Condensed Consolidated Financial Statements include all adjustments that are necessary for the fair presentation of Verso’s respective financial condition, results of operations and cash flows for the interim periods presented. Except as disclosed in the notes to the Unaudited Condensed Consolidated Financial Statements, such adjustments are of a normal, recurring nature. Intercompany balances and transactions are eliminated in consolidation. The results of operations and cash flows for the interim periods presented may not necessarily be indicative of full-year results. It is suggested that these financial statements be read in conjunction with the audited consolidated financial statements and notes thereto of Verso contained in its Annual Report on Form 10-K for the year ended December 31, 2019.

2.  RECENT ACCOUNTING PRONOUNCEMENTS

Accounting Guidance Adopted in 2020
ASC Topic 350, Intangible Assets - Goodwill & Other. In August 2018, the Financial Accounting Standards Board, or “FASB,” issued Accounting Standards Update, or “ASU,” 2018-15, Customer’s Accounting for Implementation Costs in a Cloud Computing Arrangement that is a Service Contract (Topic 350), which aligns the accounting for such costs with guidance on capitalizing costs associated with developing or obtaining internal use software. Verso adopted this guidance on January 1, 2020 on a prospective basis and the effect on the Unaudited Condensed Consolidated Financial Statements was not material.

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

Accounting Guidance Not Yet Adopted

ASC Topic 740, Income Taxes. In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes. This guidance removes certain exceptions for investments, intraperiod allocations and interim calculations, and adds guidance to reduce the complexity in accounting for income taxes. It is effective for annual periods, and interim periods within those years, beginning after December 15, 2020 and is not expected to have a material effect on the Unaudited Condensed Consolidated Financial Statements.

3. REVENUE RECOGNITION

The following table presents the revenues disaggregated by product included on the Unaudited Condensed Consolidated Statements of Operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in millions)	2019	2020	2019	2020
Paper	$548	$219	$1,130	$640
Packaging	23	18	47	42
Pulp	31	31	64	57
Total Net sales	$602	$268	$1,241	$739

The following table presents the revenue disaggregated by sales channel included on the Unaudited Condensed Consolidated Statements of Operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in millions)	2019	2020	2019	2020
End-users and Converters	$282	$110	$569	$280
Brokers and Merchants	228	108	475	327
Printers	92	50	197	132
Total Net sales	$602	$268	$1,241	$739

4. SUPPLEMENTAL FINANCIAL STATEMENT INFORMATION

Restricted Cash — As of December 31, 2019 and June 30, 2020, $2 million of restricted cash was included in Intangibles and other assets, net on the Unaudited Condensed Consolidated Balance Sheets primarily related to asset retirement obligations in the state of Michigan. These cash deposits are required by the state and may only be used for the future closure of a landfill. As of June 30, 2019 and 2020, Cash and cash equivalents and restricted cash on the Unaudited Condensed Consolidated Statements of Cash Flows includes restricted cash of $3 million and $2 million, respectively.

Inventories — The following table summarizes inventories by major category:

	December 31,	June 30,
(Dollars in millions)	2019	2020
Raw materials	$80	$64
Work-in-process	51	69
Finished goods	233	208
Replacement parts and other supplies	31	26
Inventories	$395	$367

Property, plant and equipment — Depreciation expense for the three and six months ended June 30, 2019 was $102 million and $129 million, respectively. Depreciation expense for the three and six months ended June 30, 2020 was $20 million and $42 million, respectively. Depreciation expense for the three and six months ended June 30, 2019 includes $76 million in accelerated depreciation associated with the closure of the Luke Mill in June 2019 (see Note 10).

Interest costs capitalized for the three and six months ended June 30, 2019 and the three and six months ended June 30, 2020 were each $1 million. Capital expenditures unpaid as of June 30, 2019 and 2020 were $16 million and $4 million, respectively.

Income Taxes — Income tax expense for the three and six months ended June 30, 2019 was zero and $1 million, respectively. Income tax benefit for the three months ended June 30, 2020 was $3 million and income tax expense for the six months ended June 30, 2020 was $23 million. During the three and six months ended June 30, 2020, Verso recognized $1 million and $7 million, respectively, of additional valuation allowance against state tax credits. The three and six months ended June 30, 2020 also include $7 million of income tax expense related to the year ended December 31, 2019. This resulted from recording the federal tax effect on deferred tax assets for state net operating losses and state tax credits, which was not recorded in the prior year. This adjustment recorded during the three and six months ended June 30, 2020 was not material to the current period Unaudited Condensed Consolidated Financial Statements or any prior periods.

5. DISPOSITION

On February 10, 2020, Verso completed the Pixelle Sale, selling all of the outstanding membership interests in Verso Androscoggin, LLC, an indirect wholly owned subsidiary of Verso and the entity that, as of the closing date of the Pixelle Sale, held all the assets primarily related to Verso’s Androscoggin Mill located in Jay, Maine and Verso’s Stevens Point Mill, located in Stevens Point, Wisconsin. The Pixelle Sale did not qualify as a discontinued operation. As consideration for the Pixelle Sale, Verso received $346 million in cash, which reflects certain adjustments in respect of Verso’s estimates of cash, indebtedness and working capital of Verso Androscoggin, LLC as of the closing date, and Pixelle assumed $35 million of Verso’s unfunded pension liabilities. The sale resulted in a gain of $88 million included in Other operating (income) expense on the Unaudited Condensed Consolidated Statement of Operations for the six months ended June 30, 2020 and is subject to final post-closing adjustments. In connection with the Pixelle Sale, Verso is providing certain transition services to Pixelle and recognized $2 million and $3 million for these services on the Unaudited Condensed Consolidated Statements of Operations during the three and six months ended June 30, 2020, respectively. During the three months ended June 30, 2020, $1 million of these transition services were recognized as a reduction of Cost of products sold and $1 million as a reduction of Selling, general and administrative expenses. During the six months ended June 30, 2020, $1 million of these transition services were recognized as a reduction of Cost of products sold and $2 million as a reduction of Selling, general and administrative expenses.

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

6.  DEBT

As of December 31, 2019 and June 30, 2020, Verso Paper had no outstanding borrowings on the ABL Facility (as defined below).

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

The amount of borrowings and letters of credit available to Verso Paper pursuant to the ABL Facility is limited to the lesser of $350 million or an amount determined pursuant to a borrowing base ($242 million as of June 30, 2020). As of June 30, 2020, there were no borrowings outstanding under the ABL Facility, with $28 million issued in letters of credit and $214 million available for future borrowings.

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

7. EARNINGS PER SHARE

The following table provides a reconciliation of basic and diluted income (loss) per common share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2020	2019	2020
Net income (loss) available to common stockholders (in millions)	$(112)	$(34)	$(76)	$20
Weighted average common shares outstanding - basic (in thousands)	34,626	34,548	34,555	34,827
Dilutive shares from stock awards (in thousands)	—	—	—	196
Weighted average common shares outstanding - diluted (in thousands)	34,626	34,548	34,555	35,023
Basic income (loss) per share	$(3.23)	$(0.99)	$(2.19)	$0.56
Diluted income (loss) per share	$(3.23)	$(0.99)	$(2.19)	$0.56

As a result of the net loss from continuing operations for the three and six months ended June 30, 2019 and the three months ended June 30, 2020, 1.2 million restricted stock units as of June 30, 2019 and 0.9 million restricted stock units as of June 30, 2020 were excluded from the calculation of diluted earnings per share as their inclusion would be anti-dilutive. As of June 30, 2020, Verso has 1.8 million warrants outstanding at an exercise price of $27.86 (see Note 9). As a result of the exercise price of the warrants exceeding the average market price of Verso’s common stock during the three and six months ended June 30, 2019 and 2020, 1.8 million warrants as of June 30, 2019 and 2020 were excluded from the calculations of diluted earnings per share as their inclusion would be anti-dilutive.

8.  RETIREMENT BENEFITS

The following table summarizes the components of net periodic pension cost (income) for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in millions)	2019	2020	2019	2020
Service cost	$1	$—	$2	$1
Interest cost	16	11	32	23
Expected return on plan assets	(17)	(16)	(34)	(33)
Net periodic pension cost (income)	$—	$(5)	$—	$(9)

Verso makes contributions that are sufficient to fund actuarially determined costs, generally equal to the minimum amounts required by the Employee Retirement Income Security Act. Verso made contributions to the pension plan of $8 million and $16 million during the three and six months ended June 30, 2019, respectively, and $10 million and $18 million during the three and six months ended June 30, 2020, respectively. Verso expects to make the required cash contributions of at least $31 million to the pension plan in the remainder of 2020.

9. EQUITY

Equity Awards

During the six months ended June 30, 2020, Verso granted 0.2 million time-based restricted stock units and 0.2 million performance-based restricted stock units to its executives and certain senior managers. The performance awards granted vest at December 31, 2022, subject to a comparison of annualized total stockholder return, or “TSR,” of Verso to a select group of peer companies over a 3-year period. The vesting criteria of the performance awards meet the definition of a market condition for accounting purposes. The full grant date value of the performance awards will be recognized over the remaining vesting period assuming that the employee is employed continuously to the vesting date. The number of shares which will ultimately vest at the vesting date ranges from 0% to 150% based on Verso’s TSR relative to the peer group during the performance period. The compensation expense associated with these performance awards was determined using the Monte Carlo valuation methodology.

On May 11, 2020, the threshold requirement for vesting of achieving a 5% annualized TSR was eliminated for performance units granted in 2019 and 2020. This change was considered a modification of each award and requires Verso to incur additional compensation cost for the incremental difference in the fair value between the modified award (post-modification) and original award (pre-modification) over the remaining vesting period. The incremental difference was $1.60 and $3.75 per unit for the 2019 and 2020 performance grants, respectively.
Verso recognized equity award expense of $6 million and $8 million for the three and six months ended June 30, 2019, respectively, and $2 million and $4 million for the three and six months ended June 30, 2020, respectively. Equity award expense for the six months ended June 30, 2020 includes $0.3 million related to the accelerated vesting of 19 thousand performance-based restricted stock units and 43 thousand time-based restricted stock units, net of cancellation of 28 thousand time-based restricted stock units and 34 thousand performance-based restricted stock units, pursuant to a separation agreement, dated March 10, 2020, entered into with Verso’s former President. As of June 30, 2020, there was approximately $8 million of unrecognized compensation cost related to the 0.9 million non-vested restricted stock units, which is expected to be recognized over the weighted average period of 2.0 years.

Time-based Restricted Stock Units

Changes to non-vested time-based restricted stock units for the six months ended June 30, 2020 were as follows:

	Restricted Stock	Weighted Average
	Units	Grant Date
Shares (in thousands)	Outstanding	Fair Value
Non-vested at December 31, 2019	579	$11.55
Granted	221	15.75
Dividend equivalent units (1)	4	—
Vested	(257)	9.59
Forfeited	(47)	15.87
Non-vested at June 30, 2020	500	14.03

(1) Dividend equivalent units on certain restricted stock awards for dividends unpaid related to the shares reserved but unissued at the time cash dividends were paid.

Performance-based Restricted Stock Units

Changes to non-vested performance-based restricted stock units for the six months ended June 30, 2020 were as follows:

	Restricted Stock	Weighted Average
	Units	Grant Date
Shares (in thousands)	Outstanding	Fair Value
Non-vested at December 31, 2019	638	$18.84
Granted	439	15.19
Dividend equivalent units (1)	3	—
Incremental shares vested (2)	161	—
Vested	(555)	21.05
Forfeited	(303)	14.32
Non-vested at June 30, 2020	383	17.10

(1) Dividend equivalent units on certain restricted stock awards for dividends unpaid related to the shares reserved but unissued at the time cash dividends were paid.
(2) Incremental shares are a result of performance at 150% of granted shares.

Warrants

On July 15, 2016, warrants to purchase up to an aggregate of 1.8 million shares of Class A common stock were issued to holders of first-lien secured debt at an exercise price of $27.86 per share and a seven-year term. The warrants expire on July 15, 2023. As of June 30, 2020, no warrants have been exercised.

Share Repurchase Authorization

On February 26, 2020, Verso’s Board of Directors authorized up to $250 million of net proceeds from the Pixelle Sale to be used to repurchase outstanding shares of Verso common stock. During the six months ended June 30, 2020, Verso purchased approximately 1.6 million shares of its common stock at a weighted average cost of $14.14 per share. As of June 30, 2020, Verso has approximately $227 million of remaining authorization for the repurchase of outstanding shares of its common stock. See Note 12 for more information.

Dividends

On May 12, 2020, Verso’s Board of Directors declared a quarterly cash dividend of $0.10 per share of Verso's Class A Common Stock, $0.01 par value, payable on June 29, 2020, to stockholders of record on June 15, 2020. See Note 12 for more information.

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

The following table details the charges incurred related to the Luke Mill closure as included in Restructuring charges on the Unaudited Condensed Consolidated Statements of Operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,		Cumulative
(Dollars in millions)	2019	2020	2019	2020	Incurred
Property, plant and equipment, net	$10	$—	$10	$—	$10
Severance and benefit costs	19	—	19	(1)	18
Write-off of spare parts and inventory	8	—	8	—	9
Write-off of purchase obligations and commitments	—	—	—	—	1
Other costs(1)	3	—	3	7	20
Total restructuring costs	$40	$—	$40	$6	$58

(1) Other costs primarily relate to activities associated with the shutdown of property, plant and equipment, such as draining, cleaning, dismantling, securing and disposing of such assets. Other costs for the six months ended June 30, 2020 includes $6 million for the final cleaning and shutdown of various storage tanks.

The following table details the changes in the restructuring reserve liabilities related to the Luke Mill closure which are included in Accrued and other liabilities on the Unaudited Condensed Consolidated Balance Sheets:

Six Months Ended
(Dollars in millions)	June 30, 2020
Beginning balance of reserve	$4
Severance and benefits reserve adjustments	(1)
Other costs	7
Payments on other costs	(6)
Ending balance of reserve	$4

11. COMMITMENTS AND CONTINGENCIES

Represented Employees — As of June 30, 2020, approximately 73% of Verso’s hourly workforce was represented by unions. During 2019, Verso established new labor agreements with all of its union employees. During the three and six months ended June 30, 2019, Verso recognized zero and $6 million, respectively, of expense for signing bonuses and for the settlement of various work arrangement issues to represented employees covered by labor agreements, which was reported in Cost of products sold on the Unaudited Condensed Consolidated Statements of Operations.

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

Verso permanently closed the Luke Mill, which sits on the border of West Virginia and Maryland, in June 2019. In November 2019, the State of West Virginia asserted that four aboveground storage tanks at Verso’s Luke Mill leaked and that Verso had failed to take certain actions to prevent and report the release of pollutants into the Potomac River. In December 2019, the state of Maryland brought suit against Verso asserting the unlawful discharge of pollutants into the North Branch of the Potomac River from the Luke Mill. On March 24, 2020, the Potomac Riverkeeper Network, or the “PRN,” filed suit against Verso in the U.S. District Court for Maryland based on similar assertions. In June 2020, Maryland joined the PRN lawsuit and the state suit was subsequently dismissed in July 2020.

Verso is working proactively and in cooperation with both Maryland and West Virginia regulatory agencies to address the concerns at the Luke Mill. Verso plans to vigorously defend itself in these matters. The ultimate aggregate amount of probable monetary liability or financial impact with respect to these matters is subject to many uncertainties and could be material, but management cannot reasonably estimate the amount or range of potential liability and possible losses at this time. During the three and six months ended June 30, 2020, Verso recorded $1 million for costs related to environmental remediation efforts. As of June 30, 2020, $1 million of environmental remediation costs are included in Accrued and other liabilities on the Unaudited Condensed Consolidated Balance Sheet.

12. SUBSEQUENT EVENTS

On August 1, 2020, Verso entered into an equipment purchase agreement with Halkali Kagit Karton Sanayi ve Tic. A.S., or the “Purchaser,” a company organized under the laws of Turkey, whereby Verso agreed to sell, and the Purchaser agreed to purchase, certain equipment at Verso’s Luke Mill, primarily including two paper machines. The purchase price is $11 million in cash, with $2 million due upon execution of the agreement and the remaining $9 million due at various milestones. The closing of the equipment purchase, including the transfer of title and ownership of the equipment to the Purchaser, will occur upon completion to Verso’s satisfaction of the disassembly and removal of the equipment and the receipt by Verso of all payments due from the Purchaser.

On August 5, 2020, Verso’s Board of Directors declared a quarterly cash dividend of $0.10 per share and a special cash dividend of $3.00 per share, each on Verso’s Class A Common Stock, $0.01 par value, payable on September 28, 2020. In conjunction with this declaration, our Board of Directors reduced Verso’s total share repurchase authorization from $250 million to $150 million. As a result of this reduction in authorization, as of August 5, 2020, Verso had approximately $127 million of remaining authorization for the repurchase of outstanding shares of its common stock.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a leading North American producer of coated papers, which are used primarily in commercial print, magazines, catalogs, high-end advertising brochures and annual reports, among other media and marketing publications. We produce a wide range of products, ranging from coated freesheet and coated groundwood, to specialty papers, packaging papers and inkjet and digital papers. We also produce and sell market kraft pulp, which is used to manufacture printing and writing paper grades and tissue products.

We currently operate four paper machines at two mills located in Michigan with a total annual production capacity of approximately 1,160,000 tons of paper.

2020 Developments

Sale of Androscoggin Mill and Stevens Point Mill

On November 11, 2019, we entered into a Purchase Agreement with Pixelle, whereby we agreed to sell to Pixelle all of the outstanding membership interests in Verso Androscoggin, LLC, an indirect wholly owned subsidiary of Verso and the entity that, as of the closing date of the Pixelle Sale, held the assets primarily related to our Androscoggin Mill located in Jay, Maine, and our Stevens Point Mill, located in Stevens Point, Wisconsin. The transaction was approved by our stockholders on January 31, 2020 and closed on February 10, 2020. As consideration for the Pixelle Sale, (i) we received $346 million in cash, which reflects certain adjustments in respect to our estimates of cash, indebtedness and working capital of Verso Androscoggin, LLC as of the closing date, and (ii) Pixelle assumed $35 million of our unfunded pension liabilities. The consideration for the sale is subject to final post-closing adjustments pursuant to the terms of the Purchase Agreement. The Pixelle Sale reduced the aggregate annual production capacity of our mills by approximately 660,000 tons. The Androscoggin and Stevens Point mills together represented approximately 22% of our revenues for the year ended December 31, 2019.

Idle of Duluth Mill and Wisconsin Rapids Mill

On June 9, 2020, we announced plans to indefinitely idle our mills in Duluth, Minnesota and Wisconsin Rapids, Wisconsin, while exploring viable and sustainable alternatives for both mills. Those alternatives could include restarting if market conditions improve, marketing for sale or permanently closing one or both mills. As we evaluate the possible sale of these idled mills to raise non-dilutive capital, we are working with outside advisors to help us explore this option. Our decision to reduce production capacity was driven by the accelerated decline in graphic paper demand resulting from the COVID-19 pandemic. The “stay-at-home” and other orders related to the COVID-19 pandemic have significantly reduced the use of print advertising in various industries, including retail, sports, entertainment and tourism. Paper and pulp production ceased at the Duluth Mill on July 1, 2020 and at the Wisconsin Rapids Mill on July 27, 2020. The production capacity of the Duluth Mill is approximately 270,000 tons of supercalendered/packaging papers and the production capacity of the Wisconsin Rapids Mill is approximately 540,000 tons of coated and packaging papers.

Luke Mill Equipment Sale

On August 1, 2020, we entered into an equipment purchase agreement with Halkali Kagit Karton Sanayi ve Tic. A.S., a company organized under the laws of Turkey, whereby we agreed to sell, and the Purchaser agreed to purchase, certain equipment at our Luke Mill, primarily including two paper machines. The purchase price is $11 million in cash, with $2 million due upon execution of the agreement and the remaining $9 million due at various milestones. The closing of the equipment purchase, including the transfer of title and ownership of the equipment to the Purchaser, will occur upon completion to our satisfaction of the disassembly and removal of the equipment and the receipt by us of all payments due from the Purchaser.

Termination of Rights Plan

On February 18, 2020, our Board of Directors terminated the limited duration stockholder rights plan previously adopted on June 16, 2019.

Share Repurchase Authorization

On February 26, 2020, our Board of Directors authorized up to $250 million of net proceeds from the Pixelle Sale to be used to repurchase outstanding shares of our common stock. During the six months ended June 30, 2020, we purchased approximately 1.6 million shares of our common stock at a weighted average cost of $14.14 per share. As of June 30, 2020, we have approximately $227 million of remaining authorization for the repurchase of outstanding shares of our common stock.

In conjunction with the declaration of the special cash dividend of $3.00 per share on August 5, 2020 (see “Liquidity and Capital Resources” below for more information), our Board of Directors also reduced the total amount of the above share repurchase authorization from $250 million to $150 million. As a result of this reduction in authorization, as of August 5, 2020, we had approximately $127 million of remaining authorization for the repurchase of outstanding shares of our common stock.

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

On March 13, 2020, Aaron Haas, our former Vice President of Supply Chain Management, was appointed as our Senior Vice President of Sales and Marketing, and on April 13, 2020, Matthew Archambeau, our former Vice President of the Centers of Excellence/Technology, was appointed as our Senior Vice President, Manufacturing and Energy.

In addition, Kenneth D. Sawyer, our former Senior Vice President, Human Resources and Communications, retired effective June 1, 2020, but remained with Verso through June 30, 2020 to assist with the transition to his successor, Terrence M. Dyer, who was appointed Senior Vice President, Human Resources and Communications, effective June 1, 2020.

COVID-19 Pandemic

The recent outbreak of COVID-19, which has been declared by the World Health Organization to be a global pandemic, is impacting worldwide economic activity. In an effort to contain and combat the spread of COVID-19, government and health authorities around the world have taken extraordinary and wide-ranging actions, including orders to close all businesses not deemed “essential,” quarantines and “stay-at-home” orders. Although some of these governmental restrictions have since been lifted or scaled back, a recent resurgence of COVID-19 has resulted in the re-imposition of certain restrictions and may lead to other restrictions being re-implemented in an effort to reduce the spread of COVID-19. We serve as an essential manufacturing business and, as a result, our mills have continued to be operational during this time in order to meet the ongoing needs of our customers, including those in other essential business sectors, which provide food, medical and hygiene products needed in a global health crisis. The guidelines and orders enacted by federal, state and local governments continue to affect retailers, political campaigns, and sports and entertainment events, driving reduced purchases of printed materials and substantially impacting our graphic papers business.

We have assembled a COVID-19 preparedness and response team and have been monitoring the pandemic and related events daily, preparing and implementing responses in accordance with CDC and OSHA recommendations as well as federal, state and local guidelines.

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

The COVID-19 pandemic had a significant negative impact on our second quarter 2020 results, including a significant decline in shipments compared to the second quarter of 2019. The guidelines and “stay-at-home” and other orders enacted by federal, state and local governments are continuing to affect retailers, political campaigns, and sports and entertainment events, driving reduced purchases of printed materials and substantially impacting our graphic papers business. In an effort to mitigate the impact of the COVID-19 pandemic, we have taken the following actions, which we expect to reduce operating costs by more than $30 million:

•	Accelerated and expanded workforce reduction, eliminating approximately 95 positions, primarily associated with SG&A roles

•	Implemented austerity measures company wide, including reducing mill operating costs

•	Reduced planned capital spend by $11 million

•	Managed inventory by taking approximately 70,000 tons of downtime in the second quarter of 2020

•	Continued to accelerate new product development in specialty, packaging and pulp grades

•	Deferred certain compensation programs and payroll taxes (per the CARES Act)

•	Implemented a company-wide hiring freeze

•	Announced plans to indefinitely idle our Duluth and Wisconsin Rapids mills, reducing workforce by 44% and eliminating other operating costs of the mills

While we cannot reasonably estimate the full impact of COVID-19 on our business, financial position, results of operations and cash flows, the pandemic will continue to have a negative impact on our business and financial results. In response, we are increasing the frequency of our sales, production and cash flow forecasting to proactively manage through this changing environment. The extent to which COVID-19 impacts our operations will depend on future developments, which are highly uncertain, including, among others, the duration of the outbreak, including any potential resurgence of COVID-19 once the initial outbreak subsides, new information that may emerge concerning the severity of COVID-19 and the actions, especially those taken by governmental authorities, to contain its spread or treat its impact.

Results of Operations

The following table sets forth the historical results of operations of Verso for the periods indicated below. The following discussion of our financial condition and results of operations should be read in conjunction with our Unaudited Condensed Consolidated Financial Statements and notes thereto included elsewhere in this report.

Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019

	Three Months Ended
	June 30,		Three Months
(Dollars in millions)	2019	2020	$ Change
Net sales	$602	$268	$(334)
Costs and expenses:
Cost of products sold (exclusive of depreciation and amortization)	540	271	(269)
Depreciation and amortization	104	22	(82)
Selling, general and administrative expenses	29	16	(13)
Restructuring charges	40	—	(40)
Other operating (income) expense	1	1	—
Operating income (loss)	(112)	(42)	70
Interest expense	1	—	(1)
Other (income) expense	(1)	(5)	(4)
Income (loss) before income taxes	(112)	(37)	75
Income tax expense (benefit)	—	(3)	(3)
Net income (loss)	$(112)	$(34)	$78

Net sales. Net sales for the three months ended June 30, 2020 decreased by $334 million compared to the three months ended June 30, 2019, as a result of significant declines in sales volume and unfavorable price/mix. Of the $334 million, or 55%, net sales decline, $65 million, or 11%, was attributable to the closure of our Luke Mill in June 2019 and $134 million, or 22%, was a result of the sale of our Androscoggin and Stevens Point mills in February 2020. Total company sales volume was down from 646 thousand tons during the three months ended June 30, 2019, to 346 thousand tons during the same period of the current year. Of the 300 thousand ton volume decline, 66 thousand tons were attributable to the closure of our Luke Mill in June 2019, 131 thousand tons were a result of the sale of our Androscoggin and Stevens Point mills in February 2020 and the additional decline in volume resulted from lower customer demand driven by the COVID-19 pandemic. We expect the COVID-19 pandemic to continue to have a negative impact on our net sales in the third quarter of 2020.

Operating income (loss).  Operating loss was $42 million for the three months ended June 30, 2020, an improvement of $70 million when compared to operating loss of $112 million for the three months ended June 30, 2019.

Our operating results for the three months ended June 30, 2020 were positively impacted by:

•	Lower input costs of $6 million, driven by lower chemical, energy and purchased pulp costs, partially offset by higher wood costs

•	Lower depreciation expense of $82 million due primarily to $76 million in accelerated depreciation associated with the closure of our Luke Mill in June 2019

•	Reduced planned major maintenance costs of $14 million, driven primarily by the deferral of the annual outage at our Wisconsin Rapids Mill

•
Lower Selling, general and administrative expenses of $13 million, driven primarily by cost reduction initiatives in connection with the sale of our Androscoggin and Stevens Point mills in February 2020, lower equity compensation expense and lower severance costs

•	Lower restructuring charges of $40 million associated with the closure of our Luke Mill in June 2019

Our operating results for the three months ended June 30, 2020 were negatively impacted by:

•	Unfavorable net selling price and product mix of $36 million

•
Lower sales volume resulting in a decrease of $45 million in net operating income, driven by the impact of the COVID-19 pandemic, the sale of our Androscoggin and Stevens Point mills in February 2020 and the closure of our Luke Mill in June 2019

•
Higher net operating expenses of $4 million driven primarily by market downtime and a necessary extension of the planned outage at our Quinnesec Mill, partially offset by improved performance and cost reduction initiatives across our mill system

Other (income) expense.  Other income for the three months ended June 30, 2020 and 2019 includes income of $5 million and $1 million, respectively, associated with the non-operating components of net periodic pension cost (income).

Income tax expense (benefit).  Income tax benefit of $3 million for the three months ended June 30, 2020 primarily reflects estimated taxes for the period and $1 million of valuation allowance recognized against state tax credits. The three months ended June 30, 2020 includes $7 million of income tax expense related to the year ended December 31, 2019. This resulted from recording an adjustment for the federal tax effect on deferred tax assets for state net operating losses and state tax credits established in 2019 without a federal tax effect. Income tax benefit for the three months ended June 30, 2019 was primarily offset by the valuation allowance adjustment.

Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019

	Six Months Ended
	June 30,		Six Months
(Dollars in millions)	2019	2020	$ Change
Net sales	$1,241	$739	$(502)
Costs and expenses:
Cost of products sold (exclusive of depreciation and amortization)	1,089	698	(391)
Depreciation and amortization	132	45	(87)
Selling, general and administrative expenses	53	43	(10)
Restructuring charges	40	6	(34)
Other operating (income) expense	2	(87)	(89)
Operating income (loss)	(75)	34	109
Interest expense	2	—	(2)
Other (income) expense	(2)	(9)	(7)
Income (loss) before income taxes	(75)	43	118
Income tax expense (benefit)	1	23	22
Net income (loss)	$(76)	$20	$96

Net sales. Net sales for the six months ended June 30, 2020 decreased $502 million compared to the six months ended June 30, 2019, as a result of significant declines in sales volume and unfavorable price/mix. Of the $502 million, or 40%, net sales decline, $132 million, or 11%, was attributable to the closure of our Luke Mill in June 2019 and $206 million, or 17%, was a result of the sale of our Androscoggin and Stevens Point mills in February 2020. Total company sales volume was down from 1,311 thousand tons during the six months ended June 30, 2019, to 900 thousand tons during the same period of the current year. Of the 411 thousand ton volume decline, 132 thousand tons were attributable to the closure of our Luke Mill in June 2019, 193 thousand tons were a result of the sale of our Androscoggin and Stevens Point mills in February 2020 and the additional decline in volume resulted from lower customer demand driven by the COVID-19 pandemic.

Operating income (loss).  Operating income was $34 million for the six months ended June 30, 2020, an increase of $109 million when compared to operating loss of $75 million for the six months ended June 30, 2019.

Our operating results for the six months ended June 30, 2020 were positively impacted by:

•	Lower input costs of $16 million, driven by lower chemical, energy and purchased pulp costs, partially offset by higher wood costs

•	Lower freight costs of $6 million

•	Lower depreciation expense of $87 million due primarily to $76 million in accelerated depreciation associated with the closure of our Luke Mill in June 2019

•	Reduced planned major maintenance costs of $16 million, driven primarily by the deferral of the annual outage at our Wisconsin Rapids Mill

•
Lower Selling, general and administrative costs of $10 million driven primarily by cost reduction initiatives in connection with the sale of our Androscoggin and Stevens Point mills in February 2020 and lower equity compensation expense, partially offset by increased severance costs incurred due to our headcount reduction initiatives and costs associated with the proxy solicitation contest

•	Lower restructuring charges of $34 million primarily associated with the closure of our Luke Mill in June 2019

•	Higher other operating income of $89 million, primarily as a result of the $88 million gain on the sale of our Androscoggin and Stevens Point mills

Our operating results for the six months ended June 30, 2020 were negatively impacted by:

•	Unfavorable price/mix of $82 million

•
Lower sales volume resulting in a decrease of $57 million in net operating income, driven by the impact of the COVID-19 pandemic, the sale of our Androscoggin and Stevens Point mills in February 2020 and the closure of our Luke Mill in June 2019

•
Higher net operating expenses of $10 million driven primarily by market downtime, a necessary extension of the planned outage at our Quinnesec Mill and sell through of higher cost inventory produced in 2019, partially offset by improved performance and cost reduction initiatives across our mill system, reduced corporate overhead and union ratification expense for signing bonuses and for the settlement of various work arrangement issues in the first quarter of 2019 that did not recur in 2020

Other (income) expense.  Other income for the six months ended June 30, 2020 and 2019 includes income of $10 million and $2 million, respectively, associated with the non-operating components of net periodic pension cost (income).

Income tax expense (benefit).  Income tax expense of $23 million for the six months ended June 30, 2020 primarily reflects estimated taxes for the period and $7 million of additional valuation allowance recognized against state tax credits. The six months ended June 30, 2020 includes $7 million of income tax expense related to the year ended December 31, 2019. This resulted from recording an adjustment for the federal tax effect on deferred tax assets for state net operating losses and state tax credits established in 2019 without a federal tax effect. Income tax benefit for the six months ended June 30, 2019 was primarily offset by the valuation allowance adjustment.

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

The following table reconciles Net income (loss) to EBITDA and Adjusted EBITDA for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in millions)	2019	2020	2019	2020
Net income (loss)	$(112)	$(34)	$(76)	$20
Income tax expense (benefit)	—	(3)	1	23
Interest expense	1	—	2	—
Depreciation and amortization	104	22	132	45
EBITDA	$(7)	$(15)	59	88
Adjustments to EBITDA:
Restructuring charges (1)	40	—	40	6
Luke Mill post-closure costs (2)	1	3	1	6
Non-cash equity award compensation (3)	6	2	8	4
Gain on Sale of the Androscoggin/Stevens Point Mills (4)	—	—	—	(88)
(Gain) loss on sale or disposal of assets (5)	—	—	1	—
Stockholders proxy solicitation costs (6)	—	—	—	4
Other severance costs (7)	2	1	2	5
Other items, net (8)	2	—	2	1
Adjusted EBITDA	$44	$(9)	$113	$26
(1) Charges associated with the closure of our Luke Mill in June 2019.
(2) Costs recorded after production ceased at our Luke Mill that are not associated with product sales or restructuring activities.
(3) Amortization of non-cash incentive compensation.
(4) Gain on the sale of outstanding membership interests in Verso Androscoggin, LLC in February 2020, which included our Androscoggin Mill and Stevens Point Mill.
(5) Realized (gain) loss on the sale or disposal of assets.
(6) Costs incurred in connection with the stockholders proxy solicitation contest.
(7) Severance and related benefit costs not associated with restructuring activities.
(8) Other miscellaneous adjustments.

Liquidity and Capital Resources

Our principal cash requirements include ongoing operating costs for working capital needs, capital expenditures for maintenance and strategic investments in our mills and pension contributions. We believe our cash and cash equivalents at June 30, 2020, future cash generated from operations and, to the extent necessary, the availability under our ABL Facility, will be sufficient to meet these needs for at least the next twelve months. While changes in these ongoing operating costs can impact operating cash generation, we believe that our planning and strategies on pricing and cost control have resulted in our improved liquidity in recent years. We also utilize factoring of accounts receivable from time to time (for example, quick pay programs sponsored by customers) as an alternative source of funds when cost is favorable to our ABL Facility or due to other considerations.

As of June 30, 2020, we had cash and cash equivalents of $209 million, with no outstanding balance on our ABL Facility, $28 million in letters of credit issued and $214 million available for future borrowings. We maintain the majority of our cash and cash equivalents in a U.S. treasury money market fund for security and liquidity purposes.

On February 26, 2020, our Board of Directors authorized up to $250 million of net proceeds from the Pixelle Sale to be used to repurchase outstanding shares of our common stock. During the six months ended June 30, 2020, we purchased approximately 1.6 million shares of our common stock at a weighted average cost of $14.14 per share. As of June 30, 2020, we have approximately $227 million of remaining authorization for the repurchase of outstanding shares of our common stock.

On May 12, 2020, our Board of Directors declared a quarterly cash dividend of $0.10 per share on our Class A Common Stock, $0.01 par value, payable on June 29, 2020, to stockholders of record on June 15, 2020.

On August 5, 2020, our Board of Directors declared a quarterly cash dividend of $0.10 per share and a special cash dividend of $3.00 per share, each on our Class A Common Stock, $0.01 par value, payable on September 28, 2020. We expect the combined cash dividends to be $104 million. In co njunction with the declaration of the special cash dividend of $3.00 per share, our Board of Directors also reduced the total amount of the above share repurchase authorization from $250 million to $150 million. As a result of this reduction in authorization, as of August 5, 2020, we had approximately $127 million of remaining authorization for the repurchase of outstanding shares of our common stock.

As of July 31, 2020, we had $158 million of cash and cash equivalents and $225 million available for future borrowings under our revolving credit facility.

Our cash flows from operating, investing and financing activities, as reflected on the Unaudited Condensed Consolidated Statements of Cash Flows, are summarized in the following table:

	Six Months Ended
	June 30,
(Dollars in millions)	2019	2020
Net cash provided by (used in):
Operating activities	$(23)	$(105)
Investing activities	(39)	303
Financing activities	43	(31)
Change in Cash and cash equivalents and restricted cash	$(19)	$167

Operating Activities

Our operating cash flow requirements are primarily for salaries and benefits, the purchase of raw materials including wood fiber, chemicals and energy, and other expenses such as maintenance and warehousing costs. For the six months ended June 30, 2020, net cash used in operating activities of $105 million primarily reflects a non-cash gain of $88 million on the Sale of the Androscoggin/Stevens Point Mills, $9 million of non-cash pension income, $18 million of pension plan contributions and net cash used for working capital related changes of $82 million, partially offset by net income of $20 million, non-cash depreciation and amortization of $45 million and deferred taxes of $23 million. The net cash used for working capital related changes was primarily attributable to increases in inventory levels and payments that reduced our accounts payable and accrued liabilities. For the six months ended June 30, 2019, net cash used in operating activities of $23 million primarily reflects a net loss of $76 million, net cash used for working capital related changes of $92 million and pension plan contributions of $16 million, partially offset by non-cash depreciation and amortization of $132 million, non-cash restructuring charges of $18 million related to the closure of our Luke Mill in June 2019 and equity award expense of $8 million. The net cash used for working capital related changes was primarily attributable to increases in finished goods inventory levels, mostly at our Luke Mill, due to seasonality and declining demand, and payments that reduced our accounts payable and accrued liabilities.

Investing Activities

For the six months ended June 30, 2020, net cash provided by investing activities of $303 million consisted of $340 million in net proceeds from the Sale of the Androscoggin/Stevens Point Mills, partially offset by capital expenditures of $37 million. For the six months ended June 30, 2019, net cash used in investing activities consisted of capital expenditures of $39 million.

Our annual capital expenditures for 2020 are expected to be between $35 million and $40 million.

Financing Activities

For the six months ended June 30, 2020, net cash used in financing activities of $31 million primarily reflects $27 million for the acquisition of treasury stock, consisting of $23 million of share repurchases and $4 million associated with the vesting of restricted stock units, and $3 million in cash dividends paid to stockholders. For the six months ended June 30, 2019, net cash provided by financing activities reflects $47 million of net borrowings on our ABL Facility, partially offset by $3 million for the acquisition of treasury stock, primarily associated with the accelerated vesting of restricted stock units pursuant to a separation agreement with our former Chief Executive Officer, and $1 million in debt issuance costs related to the ABL Amendment.

ABL Facility

On July 15, 2016, Verso Paper Holdings LLC entered into a $375 million asset-based revolving credit facility. After the Company completed an internal reorganization in December 2016, Verso Paper Holdings LLC ceased to exist and Verso Paper became the borrower under the ABL Facility.

On February 6, 2019, Verso Paper entered into the ABL Amendment. As a result of the ABL Amendment, the ABL Facility provides for revolving commitments of $350 million, with a $100 million sublimit for letters of credit and a $35 million sublimit for swingline loans. Verso Paper may request one or more incremental revolving commitments in an aggregate principal amount up to the greater of (i) $75 million or (ii) the excess of the borrowing base over the revolving facility commitments of $350 million; however, the lenders are not obligated to increase the revolving commitments upon any such request. Availability under the ABL Facility is subject to customary borrowing conditions. The ABL Facility will mature on February 6, 2024.

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

The amount of borrowings and letters of credit available to Verso Paper pursuant to the ABL Facility is limited to the lesser of $350 million or an amount determined pursuant to a borrowing base ($242 million as of June 30, 2020). As of June 30, 2020, there were no borrowings outstanding under the ABL Facility, $28 million issued in letters of credit and $214 million available for future borrowings.

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

The ABL Facility contains financial covenants requiring Verso, among other things, to maintain a minimum fixed charge coverage ratio if availability were to drop below prescribed thresholds. As of June 30, 2020, we were above the prescribed thresholds in our ABL Facility. The ABL Facility also requires that certain payment conditions, as defined therein, are met in order for Verso to incur debt or liens, pay cash dividends, repurchase equity interest, prepay indebtedness, sell or dispose of assets and make investments in or merge with another company.

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

We are primarily focused on serving the following end-user markets: specialty converters, containerboard converters, general commercial print, catalogs and magazine publishers. Coated papers demand is driven primarily by advertising and print media usage. Advertising spending and magazine and catalog circulation tend to correlate with gross domestic product in the United States, as they rise with a strong economy and contract with a weak economy, which impacts media spend which further impacts magazine and catalog subscriptions. The COVID-19 pandemic and related decrease in discretionary spending is also impacting advertising spending and magazine and catalog subscriptions. See above under “Management’s Discussion and Analysis of Financial Condition and Results of Operations-2020 Developments-COVID-19 Pandemic” for additional information.

We reach our end-users through several channels, including merchants, brokers, printers and direct sales to end-users. We sell our products to approximately 200 customers. Many of our customers provide us with forecasts of their paper needs, which allows us to plan our production runs in advance, optimizing production over our integrated mill system and thereby reducing costs and increasing overall efficiency. Generally, our sales agreements do not extend beyond the calendar year, and they typically provide for quarterly or semiannual price adjustments based on market price movements.

During the six months ended June 30, 2020, our two largest customers, Lindenmeyr Munroe and Veritiv Corporation, accounted for approximately 31% of our net sales.

Interest Rates

As of June 30, 2020, we had no borrowings outstanding under our ABL Facility. Borrowings under our ABL Facility bear interest at a variable rate based on LIBOR or a customary base rate, in each case plus an applicable margin (see “Liquidity and Capital Resources - ABL Facility” above for additional information).

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2020. Based upon this evaluation, and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2020.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended June 30, 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.   RISK FACTORS

There have been no material changes to the risk factors disclosed in “Part I - Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019 and in “Part II - Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On February 26, 2020, our Board of Directors authorized up to $250 million of net proceeds from the Pixelle Sale to be used to repurchase outstanding shares of Verso common stock. The table below discloses the shares of our common stock repurchased during the second quarter 2020:

	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit) (a)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (b)(1) (in millions)
April 1, 2020 through April 30, 2020	—	$—	—	$247
May 1, 2020 through May 31, 2020	743,055	14.10	743,055	237
June 1, 2020 through June 30, 2020	637,132	14.50	637,132	227
Total	1,380,187
(1) In conjunction with the declaration of the special cash dividend of $3.00 per share on August 5, 2020 (see “Liquidity and Capital Resources” above for more information), our Board of Directors also reduced the total amount of the above share repurchase authorization from $250 million to $150 million. As a result of this reduction in authorization, as of August 5, 2020, we had approximately $127 million of remaining authorization for the repurchase of outstanding shares of our common stock.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.   MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.   OTHER INFORMATION

In December 2019, we entered into a retention bonus arrangement with Mr. Kenneth Sawyer, our former Senior Vice President, Human Resources and Communications, to induce him to delay his retirement with Verso (the “Retention Agreement”). The Retention Agreement entitled Mr. Sawyer to a bonus of $275,000 if he remained employed with the Company through June 30, 2020. The Retention Agreement is filed as Exhibit 10.1 to this report and is incorporated herein by reference.

ITEM 6.   EXHIBITS

The following exhibits are included with this report:

Exhibit Number	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation of Verso Corporation.(1)

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Verso Corporation.(2)

3.3	Amended and Restated Bylaws of Verso Corporation.(3)

4.1	Form of specimen Class A Common Stock certificate.(4)

4.2	Form of specimen Warrant certificate.(5)

10.1	Retention Letter Agreement, dated December 13, 2019, by and among Verso Corporation and Kenneth Sawyer.

31.1	Certification of Principal Executive Officer of Verso Corporation pursuant to Rule 13a-14(a) under Securities Exchange Act of 1934.

31.2	Certification of Principal Financial Officer of Verso Corporation pursuant to Rule 13a-14(a) under Securities Exchange Act of 1934.

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

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
______________________

(1)	Incorporated herein by reference to Exhibit 3.1 to Verso Corporation’s Registration Statement on Form 8-A filed with the SEC on July 15, 2016.

(2)	Incorporated herein by reference to Exhibit 3.1 to Verso Corporation’s Current Report on Form 8-K filed with the SEC on February 18, 2020.

(3)	Incorporated herein by reference to Exhibit 3.1 to Verso Corporation’s Current Report on Form 8-K filed with the SEC on June 26, 2020.

(4)	Incorporated herein by reference to Exhibit 4.1 to Verso Corporation’s Current Report on Form 8‑K filed with the SEC on July 19, 2016.

(5)	Incorporated herein by reference to Exhibit 10.4 to Verso Corporation’s Current Report on Form 8‑K filed with the SEC on July 19, 2016.

(6)	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 6, 2020
VERSO CORPORATION

	By:	/s/ Adam St. John
Adam St. John President, Chief Executive Officer and Director (Principal Executive Officer)

By:	/s/ Allen J. Campbell
Allen J. Campbell Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)