Form 10-Q
period 2020-09-30
Verso Corp
filed 2020-11-12
CIK 1421182

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act: ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes ☑ No
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. ☑ Yes ☐ No

As of October 30, 2020, Verso Corporation had 33,723,138 shares of Class A common stock, par value $0.01 per share, outstanding.

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
Forward-Looking Statements

In this quarterly report, all statements that are not purely historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or “Securities Act,” and Section 21E of the Securities Exchange Act of 1934, as amended, or “Exchange Act.” Forward-looking statements may be identified by the words “believe,” “expect,” “anticipate,” “project,” “plan,” “estimate,” “intend” and other similar expressions. They include, for example, statements relating to our business and operating outlook, including our plans with respect to our Duluth Mill and Wisconsin Rapids Mill; the potential impact of the COVID-19 pandemic; assessment of market conditions; and the growth potential of the industry in which we operate. Forward-looking statements are based on currently available business, economic, financial and other information and reflect management’s current beliefs, expectations and views with respect to future developments and their potential effects on us. Actual results could vary materially depending on risks and uncertainties that may affect us and our business. The following factors, among others, could cause actual results to differ from those set forth in the forward-looking statements: uncertainties regarding the impact, duration and severity of the COVID-19 pandemic and measures intended to reduce its spread; the long-term structural decline and general softening of demand facing the paper industry; adverse developments in general business and economic conditions; developments in alternative media, which are expected to adversely affect the demand for some of our key products, and the effectiveness of our responses to these developments; intense competition in the paper manufacturing industry; our ability to compete with respect to certain specialty paper products for a period of two years after the closing of the Pixelle Sale (as defined in Note 1 to our Unaudited Condensed Consolidated Financial Statements); our business being less diversified following the sale of two mills in the Pixelle Sale and the idling of two other mills while exploring alternatives for those mills; our dependence on a small number of customers for a significant portion of our business; our limited ability to control the pricing of our products or pass through increases in our costs to our customers; changes in the costs of raw materials and purchased energy; negative publicity, even if unjustified; any failure to comply with environmental or other laws or regulations, even if inadvertent; legal proceedings or disputes; any labor disputes; and the potential risks and uncertainties described in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2019 and Part II, Item 1A, “Risk Factors” of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 as such disclosures may be amended, supplemented or superseded from time to time by other reports we file with the Securities and Exchange Commission, including subsequent annual reports on Form 10-K and quarterly reports on Form 10-Q. We assume no obligation to update any forward-looking statement made in this Quarterly Report to reflect subsequent events or circumstances or actual outcomes.

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

VERSO CORPORATION
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
(Dollars in millions, except per share amounts)	2019	2020
ASSETS
Current assets:
Cash and cash equivalents	$42	$73
Accounts receivable, net	155	108
Inventories	395	315
Assets held for sale	—	4
Prepaid expenses and other assets	7	6
Total current assets	599	506
Property, plant and equipment, net	945	711
Deferred tax assets	92	119
Intangibles and other assets, net	59	46
Total assets	$1,695	$1,382
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$188	$97
Accrued and other liabilities	103	85
Current maturities of long-term debt and finance leases	2	1
Total current liabilities	293	183
Long-term debt and finance leases	5	4
Pension benefit obligation	369	435
Other long-term liabilities	41	33
Total liabilities	708	655
Commitments and contingencies (Note 11)
Equity:
Preferred stock -- par value $0.01 (50,000,000 shares authorized, no shares issued)	—	—
Common stock -- par value $0.01 (210,000,000 Class A shares authorized with 34,949,430 shares issued and 34,704,367 outstanding on December 31, 2019 and 35,790,600 shares issued and 33,687,197 outstanding on September 30, 2020; 40,000,000 Class B shares authorized with no shares issued and outstanding on December 31, 2019 and September 30, 2020)	—	—
Treasury stock -- at cost (245,063 shares on December 31, 2019 and 2,103,403 shares on September 30, 2020)	(5)	(32)
Paid-in-capital	698	705
Retained earnings	172	51
Accumulated other comprehensive income (loss)	122	3
Total equity	987	727
Total liabilities and equity	$1,695	$1,382
See notes to Unaudited Condensed Consolidated Financial Statements.

VERSO CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in millions, except per share amounts)	2019	2020	2019	2020
Net sales	$616	$306	$1,857	$1,045
Costs and expenses:
Cost of products sold (exclusive of depreciation and amortization)	536	309	1,625	1,007
Depreciation and amortization	25	21	157	66
Selling, general and administrative expenses	23	19	76	62
Restructuring charges	4	(2)	44	4
Other operating (income) expense	—	3	2	(84)
Operating income (loss)	28	(44)	(47)	(10)
Interest expense	—	1	2	1
Other (income) expense	(1)	(5)	(3)	(14)
Income (loss) before income taxes	29	(40)	(46)	3
Income tax expense (benefit)	(1)	(9)	—	14
Net income (loss)	$30	$(31)	$(46)	$(11)
Income (loss) per common share:
Basic	$0.86	$(0.92)	$(1.33)	$(0.33)
Diluted	0.85	(0.92)	(1.33)	(0.33)
Weighted average common shares outstanding (in thousands)
Basic	34,686	33,675	34,599	34,440
Diluted	35,137	33,675	34,599	34,440
See notes to Unaudited Condensed Consolidated Financial Statements.

VERSO CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in millions)	2019	2020	2019	2020
Net income (loss)	$30	$(31)	$(46)	$(11)
Other comprehensive income (loss), net of tax
Defined benefit pension plan:
Pension liability adjustment, net	—	(119)	—	(119)
Other comprehensive income (loss), net of tax	—	(119)	—	(119)
Comprehensive income (loss)	$30	$(150)	$(46)	$(130)
See notes to Unaudited Condensed Consolidated Financial Statements.

VERSO CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Class A					Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
(Dollars in millions, shares in thousands)	Common Shares	Common Stock	Treasury Shares	Treasury Stock	Paid-in-Capital
Balance - June 30, 2019	34,911	$—	238	$(5)	$694	$26	$120	$835
Net income (loss)	—	—	—	—	—	30	—	30
Treasury shares	—	—	7	—	—	—	—	—
Common stock issued for restricted stock	25	—	—	—	—	—	—	—
Equity award expense	—	—	—	—	2	—	—	2
Balance - September 30, 2019	34,936	$—	245	$(5)	$696	$56	$120	$867

Balance - June 30, 2020	35,766	$—	2,097	$(32)	$702	$189	$122	$981
Net income (loss)	—	—	—	—	—	(31)	—	(31)
Treasury shares	—	—	6	—	—	—	—	—
Other comprehensive income (loss), net	—	—	—	—	—	—	(119)	(119)
Common stock issued for restricted stock	24	—	—	—	—	—	—	—
Dividends and dividend equivalents declared	—	—	—	—	2	(107)	—	(105)
Equity award expense	—	—	—	—	1	—	—	1
Balance - September 30, 2020	35,790	$—	2,103	$(32)	$705	$51	$3	$727

Balance - December 31, 2018	34,570	$—	86	$(2)	$686	$102	$120	$906
Net income (loss)	—	—	—	—	—	(46)	—	(46)
Treasury shares	—	—	159	(3)	—	—	—	(3)
Common stock issued for restricted stock	366	—	—	—	—	—	—	—
Equity award expense	—	—	—	—	10	—	—	10
Balance - September 30, 2019	34,936	$—	245	$(5)	$696	$56	$120	$867

Balance - December 31, 2019	34,949	$—	245	$(5)	$698	$172	$122	$987
Net income (loss)	—	—	—	—	—	(11)	—	(11)
Other comprehensive income (loss), net	—	—	—	—	—	—	(119)	(119)
Treasury shares	—	—	1,858	(27)	—	—	—	(27)
Common stock issued for restricted stock	841	—	—	—	—	—	—	—
Dividends and dividend equivalents declared	—	—	—	—	2	(110)	—	(108)
Equity award expense	—	—	—	—	5	—	—	5
Balance - September 30, 2020	35,790	$—	2,103	$(32)	$705	$51	$3	$727
See notes to Unaudited Condensed Consolidated Financial Statements.

VERSO CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
(Dollars in millions)	2019	2020
Cash Flows From Operating Activities:
Net income (loss)	$(46)	$(11)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	157	66
Noncash restructuring charges	20	—
Net periodic pension cost (income)	(1)	(12)
Pension plan contributions	(34)	(47)
Amortization of debt issuance cost and discount	1	—
Equity award expense	10	5
Gain on Sale of Androscoggin/Stevens Point Mills	—	(88)
(Gain) loss on sale or disposal of assets	—	3
Deferred taxes	—	14
Changes in assets and liabilities:
Accounts receivable, net	(5)	9
Inventories	(27)	(10)
Prepaid expenses and other assets	4	—
Accounts payable	(14)	(46)
Accrued and other liabilities	(26)	(12)
Net cash provided by (used in) operating activities	39	(129)
Cash Flows From Investing Activities:
Proceeds from sale of assets	1	1
Capital expenditures	(76)	(43)
Net proceeds from Sale of the Androscoggin/Stevens Point Mills	—	338
Net cash provided by (used in) investing activities	(75)	296
Cash Flows From Financing Activities:
Borrowings on ABL Facility	389	36
Payments on ABL Facility	(368)	(36)
Principal payment on financing lease obligation	(1)	(1)
Acquisition of treasury stock	(3)	(27)
Dividends paid to stockholders	—	(108)
Debt issuance costs	(1)	—
Net cash provided by (used in) financing activities	16	(136)
Change in Cash and cash equivalents and restricted cash	(20)	31
Cash and cash equivalents and restricted cash at beginning of period	28	44
Cash and cash equivalents and restricted cash at end of period	$8	$75
Supplemental cash flow disclosures:
Total interest paid	$2	$—
Total income taxes paid	2	—
Noncash investing and financing activities:
Right-of-use assets recorded upon adoption of ASC 842	$24	$—
Right-of-use assets obtained in exchange for new finance lease liabilities	7	—
Right-of-use assets obtained in exchange for new capitalized operating lease liabilities	2	7
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

Sale of Androscoggin Mill and Stevens Point Mill — On November 11, 2019, Verso and Verso Paper entered into a membership interest purchase agreement, or the “Purchase Agreement,” with Pixelle Specialty Solutions LLC, or “Pixelle,” whereby Verso and Verso Paper agreed to sell to Pixelle, or the “Pixelle Sale,” or the “Sale of the Androscoggin/Stevens Point Mills,” all of the outstanding membership interests in Verso Androscoggin, LLC, an indirect wholly owned subsidiary of Verso and the entity that, as of the closing date of the Pixelle Sale, held all the assets primarily related to Verso’s Androscoggin Mill located in Jay, Maine, and Verso’s Stevens Point Mill located in Stevens Point, Wisconsin. As a result of the Pixelle Sale, which was completed on February 10, 2020, the assets and liabilities associated with the sale are not included in Verso’s Unaudited Condensed Consolidated Balance Sheet as of September 30, 2020 or Verso’s Unaudited Condensed Consolidated Statement of Operations for the three months ended September 30, 2020, and Verso’s Unaudited Condensed Consolidated Statement of Operations for the nine months ended September 30, 2020 only includes the results of operations associated with the Androscoggin and Stevens Point mills through February 9, 2020 (see Note 5).

Idle of Duluth Mill and Wisconsin Rapids Mill — On June 9, 2020, Verso announced plans to indefinitely idle its mills in Duluth, Minnesota and Wisconsin Rapids, Wisconsin, while exploring viable and sustainable alternatives for both mills. Those alternatives could include restarting if market conditions improve, marketing for sale or closing permanently one or both mills. Verso’s decision to reduce its production capacity was driven by the accelerated decline in graphic paper demand resulting from the COVID-19 pandemic (see below). The “stay-at-home” and other orders related to the COVID-19 pandemic have significantly reduced the use of print advertising in various industries, including retail, sports, entertainment and tourism. The production capacity of the Duluth Mill is approximately 270,000 tons of supercalendered/packaging papers and the production capacity of the Wisconsin Rapids Mill is approximately 540,000 tons of coated and packaging papers. Paper and pulp production ceased at the Duluth Mill on July 1, 2020 and at the Wisconsin Rapids Mill on July 27, 2020. In September 2020, Verso recognized $3 million in severance and benefit costs, included in Costs of products sold, associated with the Duluth Mill. See Note 12 for further information.

COVID-19 Pandemic — The outbreak of coronavirus disease, or “COVID-19”, which was declared by the World Health Organization to be a global pandemic, is impacting worldwide economic activity. In an effort to contain and combat the spread of COVID-19, government and health authorities around the world have taken extraordinary and wide-ranging actions, including orders to close all businesses not deemed “essential,” quarantines and “stay-at-home” orders. Although some of these governmental restrictions have since been lifted or scaled back, recent surges of COVID-19 have resulted in the re-imposition of certain restrictions and may lead to other restrictions being re-implemented in an effort to reduce the spread of COVID-19. Verso serves as an essential manufacturing business and, as a result, Verso’s mills have continued to be operational during this time in order to meet the ongoing needs of its customers, including those in other essential business sectors, which provide food, medical and hygiene products needed in a global health crisis. The guidelines and orders enacted by federal, state and local governments continue to affect retailers, political campaigns, and sports and entertainment events, driving reduced purchases of printed materials and substantially impacting Verso’s graphic papers business.

Verso’s COVID-19 preparedness and response team has been monitoring the pandemic and related events daily and preparing and implementing responses in accordance with Centers for Disease Control and Prevention, or the “CDC,” and Occupational Safety and Health Administration, or “OSHA,” recommendations as well as federal, state and local guidelines.

While Verso cannot reasonably estimate the full impact of COVID-19 on the business, financial position, results of operations and cash flows, the pandemic will continue to have a negative impact on business and financial results. The full extent to which

COVID-19 impacts Verso’s operations will depend on future developments, which are highly uncertain, including, among others, the duration of the outbreak, new information that may emerge concerning the severity of COVID-19 and the actions taken, especially those by governmental authorities, to contain its spread or treat its impact.

Basis of Presentation — This report contains the Unaudited Condensed Consolidated Financial Statements of Verso as of December 31, 2019 and September 30, 2020 and for the three and nine months ended September 30, 2019 and 2020. The December 31, 2019 Unaudited Condensed Consolidated Balance Sheet data was derived from audited financial statements, but it does not include all disclosures required annually by accounting principles generally accepted in the United States of America, or “GAAP.” In Verso’s opinion, the Unaudited Condensed Consolidated Financial Statements include all adjustments that are necessary for the fair presentation of Verso’s respective financial condition, results of operations and cash flows for the interim periods presented. Except as disclosed in the notes to the Unaudited Condensed Consolidated Financial Statements, such adjustments are of a normal, recurring nature. Intercompany balances and transactions are eliminated in consolidation. The results of operations and cash flows for the interim periods presented may not necessarily be indicative of full-year results. It is suggested that these financial statements be read in conjunction with the audited consolidated financial statements and notes thereto of Verso contained in its Annual Report on Form 10-K for the year ended December 31, 2019.

Correction of previously reported amounts — Subsequent to the original issuance of the Company’s 2019 Consolidated Financial Statements, Verso identified two adjustments necessary to correct deferred tax assets associated with property, plant and equipment and pension obligation, on the Consolidated Balance Sheet as of December 31, 2019. These errors occurred due to the incorrect measurement of the state deferred tax assets relating to bonus depreciation and the incorrect application of the tax accounting for the minimum pension liability in Accumulated other comprehensive income (loss). Management believes that the impact of these adjustments is immaterial to the previously issued Consolidated Financial Statements, based on an evaluation of both quantitative and qualitative factors. As a result, Verso corrected Deferred tax assets and Retained earnings on the Unaudited Condensed Consolidated Balance Sheet as of December 31, 2019 included in this Form 10-Q, reducing each by $26 million. Additionally, Verso corrected Retained earnings and Total stockholders’ equity as of December 31, 2019 and June 30, 2020, on the Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity included in this Form 10-Q to reflect the impact of this matter.

There was no impact to the Unaudited Condensed Consolidated Statements of Operations, the Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss), or the Unaudited Condensed Consolidated Statements of Cash Flows for the three and nine months ended September 30, 2019 and 2020, as a result of this matter.

The following table presents the as corrected line items in the Consolidated Balance Sheet as of December 31, 2019:

	December 31, 2019
(Dollars in millions)	As Reported	As Corrected
Deferred tax assets	$118	$92
Total assets	$1,721	$1,695
Retained earnings	$198	$172
Total equity	$1,013	$987
Total liabilities and equity	$1,721	$1,695

As a result of this matter, Verso will correct its Consolidated Financial Statements and related footnotes for the year ended December 31, 2019, when those statements are reproduced on a comparative basis in its Annual Report on Form 10-K for the year ending December 31, 2020. In addition to presenting the correct amounts on the Consolidated Balance Sheet as of December 31, 2019 as noted above, Verso will present corrected amounts of Net income and Income tax benefit on the Consolidated Statement of Operations for the year ended December 31, 2019, reducing each by $26 million, and the Net income and Deferred taxes on the Consolidated Statement of Cash Flows for the year ended December 31, 2019, reducing each by $26 million. The corrections do not have an effect on net cash provided by operating activities or used in investing or financing activities on the Consolidated Statement of Cash Flows for the year ended December 31, 2019.

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
3. REVENUE RECOGNITION

The following table presents the revenues disaggregated by product included on the Unaudited Condensed Consolidated Statements of Operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in millions)	2019	2020	2019	2020
Paper	$559	$260	$1,689	$900
Packaging	28	14	75	56
Pulp	29	32	93	89
Total Net sales	$616	$306	$1,857	$1,045
The following table presents the revenue disaggregated by sales channel included on the Unaudited Condensed Consolidated Statements of Operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in millions)	2019	2020	2019	2020
End-users and Converters	$282	$95	$851	$375
Brokers and Merchants	232	150	707	477
Printers	102	61	299	193
Total Net sales	$616	$306	$1,857	$1,045
4. SUPPLEMENTAL FINANCIAL STATEMENT INFORMATION

Restricted Cash — As of December 31, 2019 and September 30, 2020, $2 million of restricted cash was included in Intangibles and other assets, net on the Unaudited Condensed Consolidated Balance Sheets primarily related to asset retirement obligations in the state of Michigan. These cash deposits are required by the state and may only be used for the future closure of a landfill. As of both September 30, 2019 and 2020, Cash and cash equivalents and restricted cash on the Unaudited Condensed Consolidated Statements of Cash Flows includes restricted cash of $2 million.

Inventories — The following table summarizes inventories by major category:

	December 31,	September 30,
(Dollars in millions)	2019	2020
Raw materials	$80	$51
Work-in-process	51	51
Finished goods	233	187
Replacement parts and other supplies	31	26
Inventories	$395	$315

Property, plant and equipment — Depreciation expense for the three and nine months ended September 30, 2019 was $24 million and $153 million, respectively. Depreciation expense for the three and nine months ended September 30, 2020 was $20 million and $62 million, respectively. Depreciation expense for the nine months ended September 30, 2019 includes $76 million in accelerated depreciation associated with the closure of the Luke Mill in June 2019 (see Note 10).

Interest costs capitalized for the three and nine months ended September 30, 2019 were zero and $1 million, respectively. Interest costs capitalized for the three and nine months ended September 30, 2020 were zero and $1 million, respectively. Property, plant and equipment as of September 30, 2019 and 2020 include $13 million and $2 million, respectively, of capital expenditures that were unpaid and included on Accounts payable and Accrued and other liabilities on the Unaudited Condensed Consolidated Balance Sheets.

Income Taxes — Income tax benefit for the three and nine months ended September 30, 2019 was $1 million and zero, respectively. Income tax benefit for the three months ended September 30, 2020 was $9 million and income tax expense for the nine months ended September 30, 2020 was $14 million. During the three and nine months ended September 30, 2020, Verso recognized $1 million and $8 million, respectively, of additional valuation allowance against state tax credits. The nine months ended September 30, 2020 also includes $7 million of income tax expense related to the year ended December 31, 2019. This resulted from recording the federal tax effect on deferred tax assets for state net operating losses and state tax credits in the three months ended June 30, 2020, which was not recorded in the prior year. This adjustment was not material to the current periods’ Unaudited Condensed Consolidated Financial Statements or any prior periods.

5. DISPOSITIONS

Sale of Androscoggin Mill and Stevens Point Mill

On February 10, 2020, Verso completed the Pixelle Sale, selling all of the outstanding membership interests in Verso Androscoggin, LLC, an indirect wholly owned subsidiary of Verso and the entity that, as of the closing date of the Pixelle Sale, held all the assets primarily related to Verso’s Androscoggin Mill located in Jay, Maine and Verso’s Stevens Point Mill, located in Stevens Point, Wisconsin. The Pixelle Sale did not qualify as a discontinued operation. As consideration for the Pixelle Sale, Verso received $344 million in cash, which reflects certain adjustments in respect of Verso’s estimates of cash, indebtedness and working capital of Verso Androscoggin, LLC as of the closing date, and Pixelle assumed $37 million of Verso’s unfunded pension liabilities, which reflects certain adjustments in connection with the completed transfer of the unfunded pension liabilities during the three months ended September 30, 2020. The sale resulted in a gain of $88 million included in Other operating (income) expense on the Unaudited Condensed Consolidated Statement of Operations for the nine months ended September 30, 2020 and is subject to final post-closing adjustments. In connection with the Pixelle Sale, Verso provided certain transition services to Pixelle and recognized $2 million and $5 million for these services on the Unaudited Condensed Consolidated Statements of Operations during the three and nine months ended September 30, 2020, respectively. During the three months ended September 30, 2020, $1 million of these transition services were recognized as a reduction of Cost of products sold and $1 million as a reduction of Selling, general and administrative expenses. During the nine months ended September 30, 2020, $2 million of these transition services were recognized as a reduction of Cost of products sold and $3 million as a reduction of Selling, general and administrative expenses. These transition services were completed in October 2020.

The following table summarizes the components of the gain on sale:

(Dollars in millions)
Cash proceeds	$344
Less: costs to sell	(6)
Net cash proceeds	338
Less: assets and liabilities associated with the sale
Accounts receivable, net	39
Inventories	90
Property, plant and equipment, net	195
Write-off of intangible assets	5
Other assets	4
Accounts payable	(33)
Pension benefit obligation	(37)
Other liabilities	(13)
Gain on sale	$88

Luke Mill Equipment Sale

On August 1, 2020, Verso entered into an equipment purchase agreement with Halkali Kagit Karton Sanayi ve Tic. A.S., or the “Purchaser,” a company organized under the laws of Turkey, whereby Verso agreed to sell, and the Purchaser agreed to purchase, certain equipment at Verso’s Luke Mill, primarily including two paper machines. The purchase price is $11 million in cash, with $2 million due upon execution of the agreement and the remaining $9 million due at various milestones through closing. Verso received $4 million in non-refundable deposits associated with this sale during the three months ended September 30, 2020 and an additional $3 million in non-refundable deposits subsequent to September 30, 2020. The closing of the equipment purchase, including the transfer of title and ownership of the equipment to the Purchaser, will occur upon completion to Verso’s satisfaction of the disassembly and removal of the equipment and the receipt by Verso of all payments due from the Purchaser.

Luke Land - Assets Held for Sale

As of September 30, 2020, Verso had land associated with Verso’s Luke Mill classified as held for sale on the Unaudited Condensed Consolidated Balance Sheet of $4 million, which approximates the fair value of the land. On October 30, 2020, Verso received the $4 million of cash proceeds for the sale of the land.

6.  DEBT

As of December 31, 2019 and September 30, 2020, Verso Paper had no outstanding borrowings on the ABL Facility (as defined below).

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

The amount of borrowings and letters of credit available to Verso Paper pursuant to the ABL Facility is limited to the lesser of $350 million or an amount determined pursuant to a borrowing base ($244 million as of September 30, 2020). As of September 30, 2020, there were no borrowings outstanding under the ABL Facility, with $24 million issued in letters of credit and $220 million available for future borrowings.

All obligations under the ABL Facility are unconditionally guaranteed by Verso Holding and certain of the subsidiaries of Verso Paper. The security interest with respect to the ABL Facility consists of a first-priority lien on certain assets of Verso Paper, Verso Holding and the other guarantor subsidiaries, including accounts receivable, inventory, certain deposit accounts, securities accounts and commodities accounts, if applicable.

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

7. EARNINGS PER SHARE

The following table provides a reconciliation of basic and diluted income (loss) per common share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2020	2019	2020
Net income (loss) available to common stockholders (in millions)	$30	$(31)	$(46)	$(11)
Weighted average common shares outstanding - basic (in thousands)	34,686	33,675	34,599	34,440
Dilutive shares from stock awards (in thousands)	451	—	—	—
Weighted average common shares outstanding - diluted (in thousands)	35,137	33,675	34,599	34,440
Basic income (loss) per share	$0.86	$(0.92)	$(1.33)	$(0.33)
Diluted income (loss) per share	$0.85	$(0.92)	$(1.33)	$(0.33)

As a result of the net loss from continuing operations for the nine months ended September 30, 2019 and the three and nine months ended September 30, 2020, 1.2 million restricted stock units as of September 30, 2019 and 0.9 million restricted stock units as of September 30, 2020 were excluded from the calculation of diluted earnings per share as their inclusion would be anti-dilutive. As of September 30, 2020, Verso has 1.8 million warrants outstanding at an exercise price of $21.67 (see Note 9). As a result of the exercise price of the warrants exceeding the average market price of Verso’s common stock during the three and nine months ended September 30, 2019 and 2020, 1.8 million warrants as of September 30, 2019 and 2020 were excluded from the calculations of diluted earnings per share as their inclusion would be anti-dilutive.

8.  RETIREMENT BENEFITS

In connection with the completed transfer of the unfunded pension liabilities assumed by Pixelle, as part of the Pixelle Sale (See Note 5), Verso remeasured its pension plan assets and liabilities as of September 30, 2020. For the remeasurement, the discount rate was updated to 2.71% from 3.11% at December 31, 2019. The remeasurement resulted in a $162 million increase in Pension benefit obligation, a $119 million loss, net of tax, included in Accumulated other comprehensive income (loss) and a settlement loss of $1 million included in Other operating (income) expense on the Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2020.

The following table summarizes the components of net periodic pension cost (income) for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in millions)	2019	2020	2019	2020
Service cost	$1	$1	$3	$2
Interest cost	16	12	48	35
Expected return on plan assets	(18)	(17)	(52)	(50)
Settlement	—	1	—	1
Net periodic pension cost (income)	$(1)	$(3)	$(1)	$(12)

Verso makes contributions that are sufficient to fund actuarially determined costs, generally equal to the minimum amounts required by the Employee Retirement Income Security Act. Verso made contributions to the pension plan of $18 million and $34 million during the three and nine months ended September 30, 2019, respectively, and $29 million and $47 million during the three and nine months ended September 30, 2020, respectively. Verso expects to make the required cash contribution of $2 million to the pension plan in the remainder of 2020.

9. EQUITY

Equity Awards

During the nine months ended September 30, 2020, Verso granted 0.2 million time-based restricted stock units and 0.2 million performance-based restricted stock units to its executives and certain senior managers. The performance awards granted vest at December 31, 2022, subject to a comparison of annualized total stockholder return, or “TSR,” of Verso to a select group of peer companies over a 3-year period. The vesting criteria of the performance awards meet the definition of a market condition for accounting purposes. The full grant date value of the performance awards will be recognized over the remaining vesting period assuming that the employee is employed continuously to the vesting date. The number of shares which will ultimately vest at the vesting date ranges from 0% to 150% based on Verso’s TSR relative to the peer group during the performance period. The compensation expense associated with these performance awards was determined using the Monte Carlo valuation methodology.

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
Verso recognized equity award expense of $2 million and $10 million for the three and nine months ended September 30, 2019, respectively, and $1 million and $5 million for the three and nine months ended September 30, 2020, respectively. Equity award expense for the nine months ended September 30, 2020 includes $0.3 million related to the accelerated vesting of 138 thousand performance-based restricted stock units and 130 thousand time-based restricted stock units. Amounts are net of the cancellation of 90 thousand time-based and 93 thousand performance-based restricted stock units and dividend equivalent units, pursuant to separation agreements with key members of management. As of September 30, 2020, there was approximately $5 million of unrecognized compensation cost related to the 0.9 million non-vested restricted stock units, which is expected to be recognized over the weighted average period of 1.9 years.

Time-based Restricted Stock Units

Changes to non-vested time-based restricted stock units for the nine months ended September 30, 2020 were as follows:

	Restricted Stock	Weighted Average
	Units	Grant Date
Shares (in thousands)	Outstanding	Fair Value
Non-vested at December 31, 2019	579	$11.55
Granted (1)	383	9.24
Vested	(379)	10.17
Forfeited	(157)	13.88
Non-vested at September 30, 2020	426	9.84
(1) Includes 162 thousand dividend equivalent units on certain restricted stock awards for dividends related to the stock units granted but not yet vested at the time cash dividends were paid.

Performance-based Restricted Stock Units

Changes to non-vested performance-based restricted stock units for the nine months ended September 30, 2020 were as follows:

	Restricted Stock	Weighted Average
	Units	Grant Date
Shares (in thousands)	Outstanding	Fair Value
Non-vested at December 31, 2019	638	$18.84
Granted (1)	513	11.63
Incremental shares vested (2)	161	—
Vested	(555)	21.05
Forfeited	(332)	13.75
Non-vested at September 30, 2020	425	12.34
(1) Includes 135 thousand dividend equivalent units on certain restricted stock awards for dividends related to the stock units granted but not yet vested at the time cash dividends were paid.
(2) Incremental shares are a result of performance at 150% of granted shares.

Share Repurchase Authorization and Dividends

On February 26, 2020, Verso’s Board of Directors authorized up to $250 million of net proceeds from the Pixelle Sale to be used to repurchase outstanding shares of Verso common stock. During the nine months ended September 30, 2020, Verso purchased approximately 1.6 million shares of its common stock under the share repurchase authorization at a weighted average cost of $14.14 per share.

On May 12, 2020, Verso’s Board of Directors declared a quarterly cash dividend of $0.10 per share of Verso's common stock, payable on June 29, 2020, to stockholders of record on June 15, 2020.

On August 5, 2020, Verso’s Board of Directors declared a quarterly cash dividend of $0.10 per share and a special cash dividend of $3.00 per share, each on Verso’s common stock, and each with a record date of September 18, 2020 and payable on September 28, 2020. In conjunction with the declaration of the special dividend, Verso’s Board of Directors reduced Verso’s total share repurchase authorization from $250 million to $150 million. As of September 30, 2020, $127 million of the $150 million authorized remained.

Warrants

On July 15, 2016, warrants to purchase up to an aggregate of 1.8 million shares of Class A common stock were issued to holders of first-lien secured debt at an exercise price of $27.86 per share and a seven-year term. In connection with the 1.6 million shares of Verso common stock repurchased pursuant to Verso’s share repurchase authorization and the ordinary and special dividends declared during the nine months ended September 30, 2020, the number of shares of Verso common stock issuable upon exercise of each warrant increased from one share of common stock to 1.29 shares of common stock and the warrant exercise price was reduced from $27.86 per share to $21.67 per share, each effective as of September 18, 2020. The warrants expire on July 15, 2023. As of September 30, 2020, no warrants have been exercised.

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

The following table details the charges incurred related to the Luke Mill closure as included in Restructuring charges on the Unaudited Condensed Consolidated Statements of Operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,		Cumulative
(Dollars in millions)	2019	2020	2019	2020	Incurred
Property, plant and equipment, net	$—	$—	$10	$—	$10
Severance and benefit costs	(1)	—	18	(1)	18
Write-off of spare parts and inventory	1	—	9	—	9
Write-off of purchase obligations and commitments	1	—	1	—	1
Other costs(1)	3	(2)	6	5	18
Total restructuring costs	$4	$(2)	$44	$4	$56
(1) Other costs primarily relate to activities associated with the shutdown of property, plant and equipment, such as draining, cleaning, dismantling, securing and disposing of such assets. Other costs for the nine months ended September 30, 2020 includes $4 million for the final cleaning and shutdown of various storage tanks.

The following table details the changes in the restructuring reserve liabilities related to the Luke Mill closure which are included in Accrued and other liabilities on the Unaudited Condensed Consolidated Balance Sheets:

Nine Months Ended
(Dollars in millions)	September 30, 2020
Beginning balance of reserve	$4
Severance and benefits reserve adjustments	(1)
Other costs	5
Payments on other costs	(8)
Ending balance of reserve	$—

11. COMMITMENTS AND CONTINGENCIES

Represented Employees — As of September 30, 2020, approximately 72% of Verso’s hourly workforce was represented by unions. During 2019, Verso established new labor agreements with all of its union employees. During the three and nine months ended September 30, 2019, Verso recognized zero and $6 million, respectively, of expense for signing bonuses and for the settlement of various work arrangement issues to represented employees covered by labor agreements, which was reported in Cost of products sold on the Unaudited Condensed Consolidated Statements of Operations.

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

Verso is working proactively and in cooperation with both Maryland and West Virginia regulatory agencies to address the concerns at the Luke Mill. Verso plans to vigorously defend itself in these matters. The ultimate aggregate amount of probable monetary liability or financial impact with respect to these matters is subject to many uncertainties and could be material, but management cannot reasonably estimate the amount or range of potential liability and possible losses at this time. During the three and nine months ended September 30, 2020, Verso recorded $1 million and $2 million, respectively, for costs related to environmental remediation efforts. As of September 30, 2020, $1 million of environmental remediation costs are included in Accrued and other liabilities on the Unaudited Condensed Consolidated Balance Sheet.

12. SUBSEQUENT EVENTS

In October 2020, Verso recognized $5 million in severance and benefit costs, which will be included in Cost of products sold, associated with the Wisconsin Rapids Mill.

On November 5, 2020, Verso’s Board of Directors declared a quarterly cash dividend of $0.10 per share on Verso’s common stock, payable on December 29, 2020, to stockholders of record on December 18, 2020.

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

We currently operate four paper machines and one pulp machine at two mills located in Michigan with a total annual production capacity of approximately 1,400,000 tons of paper and market pulp.

2020 Developments

Sale of Androscoggin Mill and Stevens Point Mill

On November 11, 2019, we entered into a Purchase Agreement with Pixelle, whereby we agreed to sell to Pixelle all of the outstanding membership interests in Verso Androscoggin, LLC, an indirect wholly owned subsidiary of Verso and the entity that, as of the closing date of the Pixelle Sale, held the assets primarily related to our Androscoggin Mill located in Jay, Maine, and our Stevens Point Mill, located in Stevens Point, Wisconsin. The transaction was approved by our stockholders on January 31, 2020 and closed on February 10, 2020. As consideration for the Pixelle Sale, (i) we received $344 million in cash, which reflects certain adjustments in respect to our estimates of cash, indebtedness and working capital of Verso Androscoggin, LLC as of the closing date, and (ii) Pixelle assumed $37 million of our unfunded pension liabilities, net of pension assets transferred, which reflects certain adjustments in connection with the completed transfer of the unfunded pension liabilities during the three months ended September 30, 2020. The consideration for the sale is subject to final post-closing adjustments pursuant to the terms of the Purchase Agreement. The Pixelle Sale reduced the aggregate annual production capacity of our mills by approximately 660,000 tons. The Androscoggin and Stevens Point mills together represented approximately 22% of our revenues for the year ended December 31, 2019.

Idle of Duluth Mill and Wisconsin Rapids Mill

On June 9, 2020, we announced plans to indefinitely idle our mills in Duluth, Minnesota and Wisconsin Rapids, Wisconsin, while exploring viable and sustainable alternatives for both mills. Those alternatives could include restarting if market conditions improve, marketing for sale or permanently closing one or both mills. As we evaluate the possible sale of these idled mills to raise non-dilutive capital, we have been working with outside advisors to help us explore this option. Our decision to reduce production capacity was driven by the accelerated decline in graphic paper demand resulting from the COVID-19 pandemic. The “stay-at-home” and other orders related to the COVID-19 pandemic have significantly reduced the use of print advertising in various industries, including retail, sports, entertainment and tourism. The production capacity of the Duluth Mill is approximately 270,000 tons of supercalendered/packaging papers and the production capacity of the Wisconsin Rapids Mill is approximately 540,000 tons of coated and packaging papers. Paper and pulp production ceased at the Duluth Mill on July 1, 2020 and at the Wisconsin Rapids Mill on July 27, 2020. In September 2020, Verso recognized $3 million in severance and benefit costs, included in Costs of products sold, associated with the Duluth Mill. In October 2020, Verso recognized $5 million in severance and benefit costs, which will be included in Costs of products sold, associated with the Wisconsin Rapids Mill.

Luke Mill Equipment Sale

On August 1, 2020, we entered into an equipment purchase agreement with Halkali Kagit Karton Sanayi ve Tic. A.S., a company organized under the laws of Turkey, whereby we agreed to sell, and the Purchaser agreed to purchase, certain equipment at our Luke Mill, primarily including two paper machines. The purchase price is $11 million in cash, with $2 million due upon execution of the agreement and the remaining $9 million due at various milestones through closing. We have received $4 million in non-refundable deposits associated with the sale during the three months ended September 30, 2020 and an additional $3 million in non-refundable deposits subsequent to September 30, 2020. The closing of the equipment purchase, including the transfer of title and ownership of the equipment to the Purchaser, will occur upon completion to our satisfaction of the disassembly and removal of the equipment and the receipt by us of all payments due from the Purchaser.

Luke Land - Assets Held for Sale

As of September 30, 2020, we had land associated with our Luke Mill classified as held for sale on our Unaudited Condensed Consolidated Balance Sheet of $4 million, which approximates the fair value of the land. On October 30, 2020, we received the $4 million of cash proceeds for the sale of the land.

Termination of Rights Plan

On February 18, 2020, our Board of Directors terminated the limited duration stockholder rights plan previously adopted on June 16, 2019.

Share Repurchase Authorization

On February 26, 2020, our Board of Directors authorized up to $250 million of net proceeds from the Pixelle Sale to be used to repurchase outstanding shares of our common stock. During the nine months ended September 30, 2020, we purchased approximately 1.6 million shares of our common stock under the share repurchase authorization at a weighted average cost of $14.14 per share.

In conjunction with the declaration of the special cash dividend of $3.00 per share on August 5, 2020 (see “Liquidity and Capital Resources” below for more information), our Board of Directors also reduced the total amount of the above share repurchase authorization from $250 million to $150 million. As of September 30, 2020, $127 million of the $150 million authorized remained.

Changes to Executive Officers

On September 30, 2020, Adam St. John resigned from his role as President and Chief Executive Officer and from our Board of Directors.

On September 30, 2020, our Board of Directors appointed Randy J. Nebel, a member of our Board of Directors, as our interim President and Chief Executive Officer. The Board will commence a search for a permanent President and CEO, and plans to engage a national executive search firm to help identify and evaluate qualified candidates.

COVID-19 Pandemic

The outbreak of COVID-19, which was declared by the World Health Organization to be a global pandemic, is impacting worldwide economic activity. In an effort to contain and combat the spread of COVID-19, government and health authorities around the world have taken extraordinary and wide-ranging actions, including orders to close all businesses not deemed “essential,” quarantines and “stay-at-home” orders. Although some of these governmental restrictions have since been lifted or scaled back, recent surges of COVID-19 have resulted in the re-imposition of certain restrictions and may lead to other restrictions being re-implemented in an effort to reduce the spread of COVID-19. We serve as an essential manufacturing business and, as a result, our mills have continued to be operational during this time in order to meet the ongoing needs of our customers, including those in other essential business sectors, which provide food, medical and hygiene products needed in a global health crisis. The guidelines and orders enacted by federal, state and local governments continue to affect retailers, political campaigns, and sports and entertainment events, driving reduced purchases of printed materials and substantially impacting our graphic papers business.

We have assembled a COVID-19 preparedness and response team, and this team has been monitoring the pandemic and related events daily, preparing and implementing responses in accordance with CDC and OSHA recommendations as well as federal, state and local guidelines.

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

The COVID-19 pandemic continues to have a significant negative impact on our financial results contributing to a $40 million negative impact to price, mix and volume, including a significant decline in shipments, compared to the third quarter of 2019. The guidelines and other orders enacted by federal, state and local governments are continuing to affect retailers, political campaigns, and sports and entertainment events, driving reduced purchases of printed materials and substantially impacting our graphic papers business. In an effort to mitigate the impact of the COVID-19 pandemic, we have taken the following actions, which we expect to reduce operating costs by more than $30 million:

•Accelerated and expanded workforce reduction, eliminating approximately 95 positions, primarily associated with SG&A roles
•Implemented austerity measures company wide, including reducing mill operating costs
•Reduced planned capital spend by $11 million
•Managed inventory by taking approximately 120,000 tons of downtime in the second and third quarters of 2020, with additional downtime expected in the fourth quarter of 2020
•Continued to accelerate new product development in specialty, packaging and pulp grades
•Deferred merit increases and certain other discretionary certain compensation programs
•Indefinitely idled our Duluth and Wisconsin Rapids mills, reducing workforce by 44% and eliminating other operating costs of the mills

While we cannot reasonably estimate the full impact of COVID-19 on our business, financial position, results of operations and cash flows, the pandemic will continue to have a negative impact on our business and financial results. In response, we have increased the frequency of our sales, production and cash flow forecasting to proactively manage through this changing environment. The full extent to which COVID-19 impacts our operations will depend on future developments, which are highly uncertain, including, among others, the duration of the outbreak, new information that may emerge concerning the severity of COVID-19 and the actions taken, especially those by governmental authorities, to contain its spread or treat its impact.

Results of Operations

The following table sets forth the historical results of operations of Verso for the periods indicated below. The following discussion of our financial condition and results of operations should be read in conjunction with our Unaudited Condensed Consolidated Financial Statements and notes thereto included elsewhere in this report.

Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019

	Three Months Ended
	September 30,		Three Months
(Dollars in millions)	2019	2020	$ Change
Net sales	$616	$306	$(310)
Costs and expenses:
Cost of products sold (exclusive of depreciation and amortization)	536	309	(227)
Depreciation and amortization	25	21	(4)
Selling, general and administrative expenses	23	19	(4)
Restructuring charges	4	(2)	(6)
Other operating (income) expense	—	3	3
Operating income (loss)	28	(44)	(72)
Interest expense	—	1	1
Other (income) expense	(1)	(5)	(4)
Income (loss) before income taxes	29	(40)	(69)
Income tax expense (benefit)	(1)	(9)	(8)
Net income (loss)	$30	$(31)	$(61)

Net sales. Net sales for the three months ended September 30, 2020 decreased $310 million compared to the three months ended September 30, 2019, as a result of significant declines in sales volume and unfavorable price/mix. Of the $310 million, or 50%, net sales decline, $36 million, or 6%, was attributable to the closure of our Luke Mill in June 2019 and $145 million, or 24%, was a result of the sale of our Androscoggin and Stevens Point mills in February 2020, and $70 million, or 11%, was attributable to the indefinite idling of our Duluth and Wisconsin Rapids mills in July 2020. Total company sales volume was down from 679 thousand tons during the three months ended September 30, 2019, to 382 thousand tons during the same period of the current year. Of the 297 thousand ton volume decline, 36 thousand tons were attributable to the closure of our Luke Mill in June 2019, 146 thousand tons were a result of the sale of our Androscoggin and Stevens Point mills in February 2020, 79 thousand tons were attributable to the indefinite idling of our Duluth and Wisconsin Rapids mills in July 2020, and the additional decline in volume resulted from lower customer demand driven by the COVID-19 pandemic. We expect the COVID-19 pandemic to continue to have a negative impact on our net sales in the fourth quarter of 2020.

Operating income (loss).  Operating loss was $44 million for the three months ended September 30, 2020, a decrease of $72 million when compared to operating income of $28 million for the three months ended September 30, 2019.

Our operating results for the three months ended September 30, 2020 were positively impacted by:
•Lower input costs of $3 million, driven by lower chemical and energy costs
•Lower depreciation expense of $4 million
•Reduced planned major maintenance costs of $7 million, driven primarily by costs incurred at our Androscoggin Mill in 2019 that did not recur in 2020 and timing of an outage at our Quinnesec Mill
•Lower Selling, general and administrative expenses of $4 million, driven primarily by cost reduction initiatives in connection with the sale of our Androscoggin and Stevens Point mills in February 2020 and lower equity compensation expense, partially offset by increased severance costs incurred due to our head count reduction initiatives
•Lower freight costs of $2 million
•Lower restructuring charges of $6 million associated with the closure of our Luke Mill in June 2019

Our operating results for the three months ended September 30, 2020 were negatively impacted by:
•Unfavorable net selling price and product mix of $21 million
•Lower sales volume resulting in a decrease of $42 million in net operating income, driven by the impact of the COVID-19 pandemic, the closure of our Luke Mill in June 2019, the sale of our Androscoggin and Stevens Point mills in February 2020 and the indefinite idling of our Duluth and Wisconsin Rapids mills in July 2020
•Higher net operating expenses of $32 million driven primarily by market downtime, costs incurred to idle our Duluth and Wisconsin Rapids mills and severance costs, partially offset by improved performance and cost reduction initiatives across our mill system
•Increased other operating expenses of $3 million primarily related to a loss on disposal of assets and a loss on pension settlement associated with the sale of our Androscoggin and Stevens Point mills

Other (income) expense.  Other income for the three months ended September 30, 2020 and 2019 includes income of $5 million and $2 million, respectively, associated with the non-operating components of net periodic pension cost (income).

Income tax expense (benefit).  Income tax benefit of $9 million for the three months ended September 30, 2020 primarily reflects estimated taxes for the period and $1 million of valuation allowance recognized against state tax credits. Income tax benefit for the three months ended September 30, 2019 was primarily offset by the valuation allowance adjustment.

Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019

	Nine Months Ended
	September 30,		Nine Months
(Dollars in millions)	2019	2020	$ Change
Net sales	$1,857	$1,045	$(812)
Costs and expenses:
Cost of products sold (exclusive of depreciation and amortization)	1,625	1,007	(618)
Depreciation and amortization	157	66	(91)
Selling, general and administrative expenses	76	62	(14)
Restructuring charges	44	4	(40)
Other operating (income) expense	2	(84)	(86)
Operating income (loss)	(47)	(10)	37
Interest expense	2	1	(1)
Other (income) expense	(3)	(14)	(11)
Income (loss) before income taxes	(46)	3	49
Income tax expense (benefit)	—	14	14
Net income (loss)	$(46)	$(11)	$35

Net sales. Net sales for the nine months ended September 30, 2020 decreased $812 million compared to the nine months ended September 30, 2019, as a result of significant declines in sales volume and unfavorable price/mix. Of the $812 million, or 44%, net sales decline, $168 million, or 9%, was attributable to the closure of our Luke Mill in June 2019 and $351 million, or 19%, was a result of the sale of our Androscoggin and Stevens Point mills in February 2020, and $70 million, or 4%, was attributable to the indefinite idling of our Duluth and Wisconsin Rapids mills in July 2020. Total company sales volume was down from 1,990 thousand tons during the nine months ended September 30, 2019, to 1,282 thousand tons during the same period of the current year. Of the 708 thousand ton volume decline, 168 thousand tons were attributable to the closure of our Luke Mill in June 2019, 339 thousand tons were a result of the sale of our Androscoggin and Stevens Point mills in February 2020, 79 thousand tons were attributable to the indefinite idling of our Duluth and Wisconsin Rapids mills in July 2020, and the additional decline in volume resulted from lower customer demand driven by the COVID-19 pandemic.

Operating income (loss).  Operating loss was $10 million for the nine months ended September 30, 2020, an improvement of $37 million when compared to operating loss of $47 million for the nine months ended September 30, 2019.

Our operating results for the nine months ended September 30, 2020 were positively impacted by:
•Lower input costs of $19 million, driven by lower chemical, energy and purchased pulp costs, partially offset by higher wood costs
•Lower freight costs of $8 million
•Lower depreciation expense of $91 million due primarily to $76 million in accelerated depreciation associated with the closure of our Luke Mill in June 2019, as well as the sale of our Androscoggin and Stevens Point mills in February 2020
•Reduced planned major maintenance costs of $23 million, driven primarily by the deferral of the annual outage at our Wisconsin Rapids Mill, costs incurred at our Androscoggin Mill in 2019 that did not recur in 2020 and timing of an outage at our Quinnesec Mill
•Lower Selling, general and administrative costs of $14 million driven primarily by cost reduction initiatives in connection with the sale of our Androscoggin and Stevens Point mills in February 2020 and lower equity compensation expense, partially offset by increased severance costs incurred due to our headcount reduction initiatives and costs associated with the proxy solicitation contest
•Lower restructuring charges of $40 million primarily associated with the closure of our Luke Mill in June 2019

•Higher other operating income of $86 million, primarily as a result of the $88 million gain on the sale of our Androscoggin and Stevens Point mills, partially offset by a loss on pension settlement associated with the sale of our Androscoggin and Stevens Point mills

Our operating results for the nine months ended September 30, 2020 were negatively impacted by:
•Unfavorable price/mix of $104 million
•Lower sales volume resulting in a decrease of $100 million in net operating income, driven by the impact of the COVID-19 pandemic, the closure of our Luke Mill in June 2019, the sale of our Androscoggin and Stevens Point mills in February 2020 and the indefinite idling of our Duluth and Wisconsin Rapids mills in July 2020
•Higher net operating expenses of $40 million driven primarily by market downtime, costs incurred to idle our Duluth and Wisconsin Rapids mills, severance costs, a necessary extension of the planned outage at our Quinnesec Mill and sell through of higher cost inventory produced in 2019, partially offset by improved performance and cost reduction initiatives across our mill system, reduced corporate overhead and union ratification expense for signing bonuses and for the settlement of various work arrangement issues in the first quarter of 2019 that did not recur in 2020

Other (income) expense.  Other income for the nine months ended September 30, 2020 and 2019 includes income of $15 million and $4 million, respectively, associated with the non-operating components of net periodic pension cost (income).

Income tax expense (benefit).  Income tax expense of $14 million for the nine months ended September 30, 2020 primarily reflects estimated taxes for the period and $8 million of additional valuation allowance recognized against state tax credits. The nine months ended September 30, 2020 includes $7 million of income tax expense related to the year ended December 31, 2019. This resulted from recording an adjustment for the federal tax effect on deferred tax assets for state net operating losses and state tax credits established in 2019 without a federal tax effect. Income tax benefit for the nine months ended September 30, 2019 was primarily offset by the valuation allowance adjustment.

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

The following table reconciles Net income (loss) to EBITDA and Adjusted EBITDA for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in millions)	2019	2020	2019	2020
Net income (loss)	$30	$(31)	$(46)	$(11)
Income tax expense (benefit)	(1)	(9)	—	14
Interest expense	—	1	2	1
Depreciation and amortization	25	21	157	66
EBITDA	$54	$(18)	113	70
Adjustments to EBITDA:
Restructuring charges (1)	4	(2)	44	4
Luke Mill post-closure costs (2)	3	3	4	9
Non-cash equity award compensation (3)	2	1	10	5
Gain on Sale of the Androscoggin/Stevens Point Mills (4)	—	—	—	(88)
Duluth and Wisconsin Rapids Mills idle costs(5)	—	17	—	17
(Gain) loss on sale or disposal of assets (6)	(1)	3	—	3
Stockholders proxy solicitation costs (7)	—	—	—	4
Other severance costs (8)	2	8	4	13
Other items, net (9)	—	—	2	1
Adjusted EBITDA	$64	$12	$177	$38
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
(5) Costs associated with indefinite idling of our Duluth Mill and Wisconsin Rapids Mill beginning in July 2020, that are not associated with product sales or restructuring activity.
(6) Realized (gain) loss on the sale or disposal of assets.
(7) Costs incurred in connection with the stockholders proxy solicitation contest.
(8) Severance and related benefit costs not associated with restructuring activities.
(9) Other miscellaneous adjustments.

Liquidity and Capital Resources

Our principal cash requirements include ongoing operating costs for working capital needs, capital expenditures for maintenance and strategic investments in our mills and pension contributions. We believe our cash and cash equivalents at September 30, 2020, future cash generated from operations and, to the extent necessary, the availability under our ABL Facility, will be sufficient to meet these needs for at least the next twelve months. While changes in these ongoing operating costs can impact operating cash generation, we believe that our planning and strategies on pricing and cost control have resulted in our improved liquidity in recent years. We also utilize factoring of accounts receivable from time to time (for example, discounted accelerated payment programs sponsored by customers) as an alternative source of funds when cost is favorable to our ABL Facility or due to other considerations.

As of September 30, 2020, we had cash and cash equivalents of $73 million, with no outstanding balance on our ABL Facility, $24 million in letters of credit issued and $220 million available for future borrowings. We maintain the majority of our cash and cash equivalents in a U.S. treasury money market fund for security and liquidity purposes.

On February 26, 2020, our Board of Directors authorized up to $250 million of net proceeds from the Pixelle Sale to be used to repurchase outstanding shares of our common stock. During the nine months ended September 30, 2020, we purchased approximately 1.6 million shares of our common stock under the share repurchase authorization at a weighted average cost of $14.14 per share.

On May 12, 2020, our Board of Directors declared a quarterly cash dividend of $0.10 per share on our common stock, payable on June 29, 2020, to stockholders of record on June 15, 2020.

On August 5, 2020, our Board of Directors declared a quarterly cash dividend of $0.10 per share and a special cash dividend of $3.00 per share, each on our common stock, and each with a record date of September 18, 2020 and payable on September 28, 2020, for combined cash dividends of $105 million. In conjunction with this declaration, our Board of Directors also reduced the total amount of the above share repurchase authorization from $250 million to $150 million. As of September 30, 2020, $127 million of the $150 million authorized remained.

On November 5, 2020, our Board of Directors declared a quarterly cash dividend of $0.10 per share on our common stock, payable on December 29, 2020, to stockholders of record on December 18, 2020.

Our cash flows from operating, investing and financing activities, as reflected on the Unaudited Condensed Consolidated Statements of Cash Flows, are summarized in the following table:

	Nine Months Ended
	September 30,
(Dollars in millions)	2019	2020
Net cash provided by (used in):
Operating activities	$39	$(129)
Investing activities	(75)	296
Financing activities	16	(136)
Change in Cash and cash equivalents and restricted cash	$(20)	$31

Operating Activities

Our operating cash flow requirements are primarily for salaries and benefits, the purchase of raw materials including wood fiber, chemicals and energy, and other expenses such as maintenance and warehousing costs. For the nine months ended September 30, 2020, net cash used in operating activities of $129 million primarily reflects a net loss of $11 million, a non-cash gain of $88 million on the Sale of the Androscoggin/Stevens Point Mills, $12 million of non-cash pension income, $47 million of pension plan contributions and net cash used for working capital related changes of $59 million, partially offset by non-cash depreciation and amortization of $66 million, deferred taxes of $14 million and equity award expense of $5 million. The net cash used for working capital related changes was primarily attributable to increases in inventory levels and payments that reduced our accounts payable and accrued liabilities. For the nine months ended September 30, 2019, net cash provided by operating activities of $39 million primarily reflects non-cash depreciation and amortization of $157 million, non-cash restructuring charges of $20 million related to the closure of our Luke Mill and equity award expense of $10 million, partially offset by a net loss of $46 million, net cash used for working capital related changes of $68 million and pension plan contributions of $34 million. The net cash used for working capital related changes was primarily attributable to increases in finished goods inventory levels due to seasonality and declining demand, and payments that reduced our accounts payable and accrued liabilities.

Investing Activities

For the nine months ended September 30, 2020, net cash provided by investing activities of $296 million primarily consisted of $338 million in net proceeds from the Sale of the Androscoggin/Stevens Point Mills, partially offset by cash paid for capital expenditures of $43 million, of which $15 million related to capital expenditures incurred in 2019 and paid in 2020. For the nine months ended September 30, 2019, net cash used in investing activities primarily consisted of capital expenditures of $76 million, of which $7 million related to capital expenditures incurred in 2018 and paid in 2019.

Our annual capital expenditures to be incurred for 2020 are expected to be between $35 million and $40 million. For the nine months ended September 30, 2020, our capital expenditures incurred were $30 million.

Financing Activities

For the nine months ended September 30, 2020, net cash used in financing activities of $136 million primarily reflects $108 million in cash dividends paid to stockholders and $27 million for the acquisition of treasury stock, consisting of $23 million of share repurchases and $4 million associated with the vesting of restricted stock units. For the nine months ended September 30, 2019, net cash provided by financing activities of $16 million primarily reflects $21 million of net borrowings on our ABL Facility, partially offset by $3 million for the acquisition of treasury stock, primarily associated with the accelerated vesting of restricted stock units pursuant to a separation agreement with a former Chief Executive Officer, and $1 million in debt issuance costs related to the ABL Amendment.

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

The amount of borrowings and letters of credit available to Verso Paper pursuant to the ABL Facility is limited to the lesser of $350 million or an amount determined pursuant to a borrowing base ($244 million as of September 30, 2020). As of September 30, 2020, there were no borrowings outstanding under the ABL Facility, $24 million issued in letters of credit and $220 million available for future borrowings.

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

The ABL Facility contains financial covenants requiring Verso, among other things, to maintain a minimum fixed charge coverage ratio if availability were to drop below prescribed thresholds. As of September 30, 2020, we were above the prescribed thresholds in our ABL Facility. The ABL Facility also requires that certain payment conditions, as defined therein, are met in order for Verso to incur debt or liens, pay cash dividends, repurchase equity interest, prepay indebtedness, sell or dispose of assets and make investments in or merge with another company.

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

During the nine months ended September 30, 2020, our two largest customers, Lindenmeyr Munroe and Veritiv Corporation, accounted for approximately 32% of our net sales.

Interest Rates

As of September 30, 2020, we had no borrowings outstanding under our ABL Facility. Borrowings under our ABL Facility bear interest at a variable rate based on LIBOR or a customary base rate, in each case plus an applicable margin (see “Liquidity and Capital Resources - ABL Facility” above for additional information).

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

Our management, with the participation of our Interim Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2020. Based upon this evaluation, and subject to the foregoing, our Interim Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2020.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended September 30, 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

See Note 11 to our Unaudited Condensed Consolidated Financial Statements for information regarding legal proceedings, which information is incorporated by reference in this Item 1.

ITEM 1A.   RISK FACTORS

There have been no material changes to the risk factors disclosed in “Part I - Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019 and in “Part II - Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On February 26, 2020, our Board of Directors authorized up to $250 million of net proceeds from the Pixelle Sale to be used to repurchase outstanding shares of Verso common stock. In conjunction with the declaration of the special cash dividend of $3.00 per share on August 5, 2020 (see “Liquidity and Capital Resources” above for more information), our Board of Directors reduced the total amount of the share repurchase authorization from $250 million to $150 million. As a result of this reduction in authorization, as of September 30, 2020, $127 million of the $150 million authorized remained. We did not repurchase any shares of our common stock pursuant to our share repurchase authorization during the three months ended September 30, 2020.

The table below discloses the shares of our common stock repurchased during the third quarter 2020:

	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit) (a)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (b) (in millions)
July 1, 2020 through July 31, 2020	—	$—	—	$227
August 1, 2020 through August 31, 2020	—	—	—	127
September 1, 2020 through September 30, 2020	—	—	—	127
Total	—
(1) Does not include 6,757 shares of Verso common stock repurchased during the three months ended September 30, 2020 at an average price of $13.01 per share to meet participant tax withholding obligations on restricted stock units that vested during the quarter.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.   MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.   OTHER INFORMATION

Not applicable.

ITEM 6.   EXHIBITS

The following exhibits are included with this report:

Exhibit Number	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation of Verso Corporation.(1)

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Verso Corporation.(2)

3.3	Amended and Restated Bylaws of Verso Corporation.(3)

4.1	Form of specimen Class A Common Stock certificate.(4)

4.2	Form of specimen Warrant certificate.(5)

10.1	Separation Agreement, dated September 30, 2020, by and between Verso Corporation and Adam St. John. (6)

10.2	Offer Letter, dated September 30, 2020, by and between Verso Corporation and Randy Nebel. (7)

31.1	Certification of Interim Principal Executive Officer of Verso Corporation pursuant to Rule 13a-14(a) under Securities Exchange Act of 1934.

31.2	Certification of Principal Financial Officer of Verso Corporation pursuant to Rule 13a-14(a) under Securities Exchange Act of 1934.

32.1
Certification of Interim Principal Executive Officer of Verso Corporation pursuant to Rule 13a-14(b) under Securities Exchange Act of 1934 and Certification of Interim Principal Executive Officer of Verso Corporation pursuant to Rule 13a-14(b) under Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code. 1350 of Chapter 63 of Title 18 of the United States Code. (8)

32.2
Certification of Principal Financial Officer of Verso Corporation pursuant to Rule 13a-14(b) under Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code. (8)

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
(2)    Incorporated herein by reference to Exhibit 3.1 to Verso Corporation’s Current Report on Form 8-K filed with the SEC on February 18, 2020.
(3)    Incorporated herein by reference to Exhibit 3.1 to Verso Corporation’s Current Report on Form 8-K filed with the SEC on June 26, 2020.
(4)     Incorporated herein by reference to Exhibit 4.1 to Verso Corporation’s Current Report on Form 8‑K filed with the SEC on July 19, 2016.
(5)    Incorporated herein by reference to Exhibit 10.4 to Verso Corporation’s Current Report on Form 8‑K filed with the SEC on July 19, 2016.
(6)    Incorporated herein by reference to Exhibit 10.1 to Verso Corporation’s Current Report on Form 8-K filed with the SEC on October 1, 2020.
(7)    Incorporated herein by reference to Exhibit 10.2 to Verso Corporation’s Current Report on Form 8-K filed with the SEC on October 1, 2020.
(8)    Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 12, 2020
VERSO CORPORATION

	By:	/s/ Randy J. Nebel
Randy J. Nebel Interim President, Chief Executive Officer and Director (Interim Principal Executive Officer, Duly Authorized Officer)

By:	/s/ Allen J. Campbell
Allen J. Campbell Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)