Form 10-K
period 2020-12-31
Verso Corp
filed 2021-03-01
CIK 1421182

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020

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

As of June 30, 2020, the aggregate market value of the voting and non-voting common equity of Verso Corporation held by non-affiliates, computed by reference to the price at which the common equity was last sold on the last business day of the most recently completed second fiscal quarter, was $400,452,075. For purposes of this calculation, only those shares held by directors, executive officers and holders of 10% or more of the voting securities of Verso Corporation have been excluded as held by affiliates. Such exclusion should not be deemed a determination or an admission by Verso Corporation or any such person that such individuals or entities are or were, in fact, affiliates of Verso Corporation.
As of February 19, 2021, Verso Corporation had 33,071,589 shares of Class A common stock, par value $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

The information required by Part III will either be (i) included in an amendment to this Annual Report on Form 10-K, or (ii) incorporated by reference from portions of the definitive proxy statement of Verso Corporation to be filed in connection with the 2021 annual meeting of stockholders of Verso Corporation. Such amendment or proxy statement will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2020.

Verso Corporation
Form 10-K
December 31, 2020

Forward-Looking Statements

In this annual report, all statements that are not purely historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or “Securities Act,” and Section 21E of the Securities Exchange Act of 1934, as amended, or “Exchange Act.” Forward-looking statements may be identified by the words “believe,” “expect,” “anticipate,” “project,” “plan,” “estimate,” “intend” and other similar expressions. They include, for example, statements relating to our business and operating outlook, including our plans with respect to our Duluth Mill and Wisconsin Rapids Mill; the potential impact of the coronavirus, or “COVID-19,” pandemic; assessment of market conditions; and the growth potential of the industry in which we operate. Forward-looking statements are based on currently available business, economic, financial and other information and reflect management’s current beliefs, expectations and views with respect to future developments and their potential effects on us. Actual results could vary materially depending on risks and uncertainties that may affect us and our business. The following factors, among others, could cause actual results to differ from those set forth in the forward-looking statements: the adverse impact of idling production, shutting down machines or facilities, restructuring our operations and selling non-core assets; changes in the costs of raw materials and purchased energy; security breaches and other disruption to our information technology infrastructure; uncertainties regarding the impact, duration and severity of the COVID-19 pandemic and measures intended to reduce its spread; the long-term structural decline and general softening of demand facing the paper industry; adverse developments in general business and economic conditions; developments in alternative media, which are expected to adversely affect the demand for some of our key products, and the effectiveness of our responses to these developments; intense competition in the paper manufacturing industry; our limited ability to control the pricing of our products or pass through increases in our costs to our customers; our business being less diversified because of the Pixelle Sale (as defined below), closure of our Luke Mill, our Duluth Mill and the No. 14 paper machine and certain other long-lived assets at our Wisconsin Rapids Mill; our dependence on a small number of customers for a significant portion of our business; our ability to compete with respect to certain specialty paper products for a period of two years after the closing of the Pixelle Sale (as defined below); any failure to comply with environmental or other laws or regulations; legal proceedings or disputes; any labor disputes; and the potential risks and uncertainties described in Part I, Item 1A, “Risk Factors,” as such disclosures may be amended, supplemented or superseded from time to time by other reports we file with the Securities and Exchange Commission, or “SEC,” including subsequent annual reports on Form 10-K and quarterly reports on Form 10-Q. We assume no obligation to update any forward-looking statements made in this annual report to reflect subsequent events or circumstances or actual outcomes.

Market and Industry Information

Market data and other statistical information used throughout this annual report are based on independent industry publications, government publications, reports by market research firms, or other published independent sources. Some data is also based on our good-faith estimates which are derived from our review of internal surveys, as well as the independent sources listed above. Although we believe these sources are reliable, we have not independently verified the information. Industry prices for coated paper provided in this annual report are, unless otherwise expressly noted, derived from RISI, Inc. data. “North American” data included in this annual report that has been derived from RISI, Inc. only includes data from the United States and Canada. Any reference to grade No. 3 and grade No. 4 coated paper relates to 60 lb. basis weight and 50 lb. basis weight, respectively. The RISI, Inc. data included in this annual report has been derived from the RISI Paper Trader: A Monthly Monitor of the North American Graphic Paper Market, January 2021.

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
Overview

We are a leading North American producer of coated paper, shipped in both roll and sheet formats, which is used primarily in printing applications to produce high-end advertising brochures, catalogs and magazines among other media and marketing publications as well as specialty and packaging applications. We also produce and sell Northern Bleached Hardwood Kraft, or “NBHK” pulp, which is used to manufacture printing and writing paper grades and tissue products.

As of the date of this report, we operate three paper machines at our mill in Escanaba, Michigan and one paper machine and one NBHK pulp machine at our mill in Quinnesec, Michigan. The mills are fully integrated, in that they produce the majority of the pulp and energy needed for their paper production, and they are located in close proximity to the major printing markets. The mills have an aggregate annual production capacity of approximately 1,400,000 tons of paper and market NBHK pulp. We also operate a sheeting facility in Wisconsin Rapids, Wisconsin to convert paper produced at our Michigan mills to sheets for the commercial print market.

We sell and market our products to approximately 200 customers which comprise approximately 1,100 end-user accounts. We have long-standing relationships with many leading paper merchants, commercial printers, brokers, magazine and catalog publishers, and specialty retail merchandisers. Our relationships with many of our large customers average more than 20 years. We reach end-users through several distribution channels, including direct sales, commercial printers, paper merchants and brokers. Our NBHK pulp sales are handled through direct relationships and brokers.

Recent Developments

Sale of Androscoggin Mill and Stevens Point Mill

On November 11, 2019, we entered into a membership interest purchase agreement, or the “Purchase Agreement,” with Pixelle Specialty Solution LLC, or “Pixelle,” whereby we agreed to sell to Pixelle, or the “Pixelle Sale,” or "Sale of Androscoggin/
Stevens Point Mills," all of the outstanding membership interests in Verso Androscoggin, LLC, an indirect wholly owned subsidiary of Verso and the entity that, as of the closing date of the Pixelle Sale, held all the assets primarily related to Verso’s Androscoggin Mill located in Jay, Maine, and Stevens Point Mill, located in Stevens Point, Wisconsin. The transaction was approved by Verso’s stockholders on January 31, 2020, and closed on February 10, 2020. As consideration for the Pixelle Sale, we received $352 million in cash, which reflected certain adjustments related to our estimates of cash, indebtedness and working capital of Verso Androscoggin, LLC and Pixelle assumed $37 million of Verso’s unfunded pension liabilities, which reflected certain adjustments in connection with the completed transfer of the unfunded pension liabilities during the year ended December 31, 2020. The Pixelle Sale reduced the aggregate annual production capacity of our mills by approximately 660,000 tons. The Androscoggin and Stevens Point mills together represented approximately 22% of our revenues for the year ended December 31, 2019. See Note 4 to our Consolidated Financial Statements.

Duluth and Wisconsin Rapids Mills

On June 9, 2020, we announced plans to indefinitely idle our mills in Duluth, Minnesota and Wisconsin Rapids, Wisconsin, while exploring viable and sustainable alternatives for both mills. Those alternatives included restarting, selling or permanently closing one or both mills. To assist in evaluating the possible sale of these idled mills, we have been working with outside advisors. Our decision to reduce production capacity was driven by the accelerated decline in graphic paper demand, primarily resulting from the COVID-19 pandemic. The “stay-at-home” and other orders related to the COVID-19 pandemic have significantly reduced the use of print advertising in various industries, including retail, sports, entertainment and tourism. The production capacity of the Duluth Mill is approximately 270,000 tons of supercalendered/packaging paper and the production capacity of the Wisconsin Rapids Mill is approximately 540,000 tons of coated and packaging paper. We idled production at the Duluth Mill on July 1, 2020 and at the Wisconsin Rapids Mill on July 27, 2020. In the third quarter of 2020, we recognized $3 million in severance and benefit costs, included in Costs of products sold, associated with the idling of our Duluth Mill and in the fourth quarter of 2020, we recognized $5 million in severance and benefit costs, included in Costs of products sold, associated with the idling of our Wisconsin Rapids Mill. We continue to operate the facility at our Wisconsin Rapids Mill to convert paper produced at our Quinnesec and Escanaba mills to sheets for the commercial print market.

On December 31, 2020, we decided to permanently shut down our paper mill in Duluth, Minnesota while continuing with efforts to sell the mill. We furloughed approximately 190 employees when the mill was idled in July 2020, while a smaller group of approximately 35 employees remained at the mill to maintain critical systems. In connection with the closure of the Duluth Mill, we recognized $65 million of accelerated depreciation which is included in Depreciation and amortization on the Consolidated Statement of Operations for the year ended December 31, 2020. In addition, we recognized $6 million in charges associated with certain contract termination, write-off of property, plant and equipment, spare parts and inventory, and $1 million in additional severance and related benefits in the fourth quarter of 2020 due to a further reduction in the remaining employees.

On February 8, 2021, we decided to permanently shut down the No. 14 paper machine and certain other long-lived assets at our paper mill in Wisconsin Rapids, Wisconsin, while continuing to explore viable and sustainable alternatives with the remaining assets, including our converting operations, No. 16 paper machine and other remaining long-lived assets. This decision will permanently reduce our total annual production capacity by 185,000 tons of coated paper. We furloughed approximately 700 employees when the Wisconsin Rapids Mill was idled in July 2020 and do not expect to further reduce the number of employees remaining at the mill. In the first quarter of 2021, we expect to recognize $95 million to $105 million of accelerated depreciation and pre-tax non-cash charges associated with the No. 14 paper machine and certain other long-lived assets.

Luke Mill

On April 30, 2019, we announced the permanent shutdown of our paper mill in Luke, Maryland in response to the continuing decline in customer demand for the grades of coated freesheet paper produced at the Luke Mill, along with rising input costs, a significant influx of imports and rising compliance costs and infrastructure challenges associated with environmental regulation. We completed the shutdown and closure of the Luke Mill in June 2019, which reduced our coated freesheet production capacity by approximately 450,000 tons and eliminated approximately 675 positions.

On August 1, 2020, we entered into an equipment purchase agreement with Halkali Kagit Karton Sanayi ve Tic. A.S., a company organized under the laws of Turkey, whereby we agreed to sell, and the buyer agreed to purchase, certain equipment at our Luke Mill, primarily including two paper machines. The purchase price was $11 million in cash due at various milestones. We received $8 million in non-refundable deposits associated with the sale during the year ended December 31, 2020, and an additional $1 million in the first quarter of 2021. We expect to receive an additional $1 million in the second quarter of 2021 and the final payment of $1 million by the third quarter of 2021. The closing of the equipment purchase, including the transfer of title and ownership of the equipment to the buyer, will occur upon satisfactory completion of the disassembly and removal of the equipment and the receipt, by us, of all payments due from the buyer.

On October 30, 2020, we received $4 million of cash proceeds for the sale of ancillary land associated with our Luke Mill with a net book value of $4 million.

We have evaluated the remaining assets of our Luke Mill and have received a letter of intent to purchase these assets. Negotiations for a purchase agreement are ongoing.

Changes to Directors and Officers

On January 30, 2020, we entered into a Cooperation Agreement with Lapetus Capital II LLC together with its affiliates, including Atlas Holdings LLC, or “Atlas,” and Blue Wolf Capital Advisors IV, LLC together with its affiliates, or “Blue Wolf,”

and certain of their respective affiliates, which settled the proxy contest with respect to our 2019 Annual Meeting of Stockholders held on January 31, 2020, or the “2019 Annual Meeting.”

Pursuant to the Cooperation Agreement, Verso, Atlas and Blue Wolf agreed to take the necessary actions for Verso’s Board of Directors to consist of the following individuals immediately after our 2019 Annual Meeting: Dr. Robert K. Beckler, Marvin Cooper, Sean T. Erwin, Jeffrey E. Kirt, Randy J. Nebel, Nancy M. Taylor and Adam St. John. Immediately following the certification of voting result of the 2019 Annual Meeting on February 6, 2020, Marvin Cooper was appointed to fill a vacancy on the Board.

On September 30, 2020, Adam St. John resigned from his role as President and Chief Executive Officer and from our Board of Directors and Randy J. Nebel, a member of our Board of Directors, was appointed as our interim President and Chief Executive Officer. On January 27, 2021, the Board of Directors appointed Randy J. Nebel as Verso’s President and Chief Executive Officer.

COVID-19 Pandemic

The outbreak of COVID-19, which was declared by the World Health Organization to be a global pandemic, is impacting worldwide economic activity. In an effort to contain and combat the spread of COVID-19, government and health authorities around the world have taken extraordinary and wide-ranging actions, including orders to close all businesses not deemed essential, quarantines and “stay-at-home” orders. Although some of these governmental restrictions have since been lifted or scaled back, recent surges of COVID-19 and the discovery of new variants of the virus may lead to restrictions being implemented in an effort to reduce the spread of COVID-19. We serve as an essential manufacturing business and, as a result, we have continued to be operational during this time in order to meet the ongoing needs of our customers, including those in other essential business sectors, which provide food, medical and hygiene products needed in a global health crisis. The guidelines and orders enacted by federal, state and local governments have impacted demand from retailers, political campaigns, and sports and entertainment events, driving reduced purchases of printed materials and substantially impacting our graphic paper business.

Our COVID-19 preparedness and response team has been monitoring the pandemic and related events and preparing and implementing responses in accordance with the Centers for Disease Control and Prevention, or “CDC,” and the Occupational Safety and Health Administration, or “OSHA,” recommendations as well as federal, state and local guidelines.

While we cannot reasonably estimate the full impact of COVID-19 on our business, financial position, results of operations and cash flows, the pandemic will continue to have a negative impact on our business and financial results. The full extent to which COVID-19 impacts our operations will depend on future developments, which are highly uncertain, including, among others, the duration of the outbreak, new information that may emerge concerning the severity of COVID-19 and the actions taken, especially those by governmental authorities, to contain its spread or treat its impact including the availability, effectiveness and/or public acceptance of any U.S. Food and Drug Administration, or “FDA,” approved COVID-19 vaccines.

Share Repurchase Authorization

On February 26, 2020, our Board of Directors authorized up to $250 million of net proceeds from the Pixelle Sale to be used to repurchase outstanding shares of our common stock. During the year ended December 31, 2020, we purchased approximately 2.2 million shares of our common stock through open market purchases and 10b-5 programs under the share repurchase authorization at a weighted average cost of $13.39 per share.

In conjunction with the declaration of the special cash dividend of $3.00 per share, or $101 million, on August 5, 2020, our Board of Directors reduced the total amount of the share repurchase authorization from $250 million to $150 million. As of December 31, 2020, $121 million of the $150 million authorized remained.

Industry

Coated paper is used primarily in media and marketing applications, including catalogs, magazines and commercial printing applications, which include high-end advertising brochures and direct mail advertising. Demand is generally driven by North American advertising and print media trends, which in turn have historically been correlated with growth in gross domestic product. The coated paper industry has been facing a decline in demand driven primarily by the growth in digital media (see “Item 1A. Risk Factors - Risks Related to Our Industry - The paper industry has been facing a long-term structural decline and our profitability may continue to be adversely impacted by such decline”).

In North America, coated paper is classified by brightness and falls into five grades, labeled No. 1 to No. 5, with No. 1 having the highest brightness level and No. 5 having the lowest brightness level. Papers graded No. 1, No. 2 and No. 3 are typically coated freesheet grades. No. 4 and No. 5 papers are predominantly grades containing groundwood. Coated groundwood grades are the preferred grades for catalogs and magazines, while coated freesheet is more commonly used in commercial print applications.

Within the paper industry, specialty paper consists of products which are given unique characteristics in their manufacturing, converting or processing and that have properties suitable for special purposes or custom engineered applications. Specialty paper has unique functional properties and is usually produced in relatively small quantities for a specific product, function or end-use requirement. Commercial and development activities rely largely on defining the unique characteristics of an application, in contrast with other substrates. We have focused on label and converting, flexible packaging and technical paper applications within the specialty paper market.

While the structural decline of our products accelerated in 2020, we saw a significant reduction in capacity through the year. We have also seen improved demand in the second half of the year, specifically in the North American commercial print market. This improved demand, along with lower imports, resulted in stronger shipments from North American mills.

Products

We manufacture paper products that serve the graphic and specialty paper markets. In addition, we manufacture pulp for both internal use and external sales.

Graphic paper. The graphic paper market includes coated freesheet, uncoated freesheet, coated groundwood and supercalendered paper. We produce Coated Freesheet and Coated Groundwood No. 4 grades for our customers. Freesheet paper is made from bleached kraft pulp, which is produced using a chemical process to break apart wood fibers and dissolve impurities such as lignin. The use of bleached kraft pulp results in a bright, smooth paper with excellent print qualities. Coated freesheet paper contains primarily kraft pulp with less than 10% mechanical pulp in its composition, and is therefore well-suited for high-end commercial applications, premium magazines, catalogs and direct mail. Groundwood paper includes a fiber component produced through a mechanical pulping process. The use of such fiber results in a bulkier and more opaque paper that is better suited for applications where lighter weights and/or higher stiffness are required. In addition to mechanical pulp, groundwood paper typically includes a kraft pulp component to improve brightness and print quality. Groundwood paper is coated (coated groundwood) for higher quality applications such as catalogs and magazines. Graphic paper revenues have been declining primarily due to the focus on digital media as opposed to traditional print advertising. Revenues from our graphic paper sales represented 62%, 60% and 66% of our total annual net sales for 2018, 2019 and 2020, respectively.

Specialty paper. We offer product solutions for our customers by producing paper grades used as labels for packaging, canned goods and other related applications. Revenues from our specialty paper sales represented 31%, 31% and 20% of our total annual net sales for 2018, 2019 and 2020, respectively.

Packaging paper. We produce heavy weight coated freesheet grades for use in higher-end packaging and printing applications such as greeting cards, book covers, folders, labels and point-of-purchase displays. Revenues from our packaging paper sales represented 2%, 4% and 5% of our total annual net sales for 2018, 2019 and 2020, respectively.

Pulp. We produce and sell Northern Bleached Hardwood Kraft, or “NBHK” pulp. NBHK pulp is produced through the chemical kraft process using hardwoods. Hardwoods typically have shorter length fibers than softwoods and are used in a variety of end-use applications. NBHK describes pulp produced using a chemical process, whereby hardwood chips are combined with chemicals and steam to separate the wood fibers. The fibers are then washed and pressure screened to remove the chemicals and lignin which originally held the fibers together. Finally, the pulp is bleached to the necessary whiteness and brightness. NBHK pulp is used in applications where a brighter and whiter fiber based product is required. We can also offer Northern Bleached Softwood Kraft pulp, de-inked recycled pulp and unbleached virgin kraft pulp to help meet specific customer requirements. Revenues from our pulp sales represented 5%, 5% and 9% of our total annual net sales for 2018, 2019 and 2020, respectively.

Manufacturing

As of the date of this report, we operate three paper machines at our mill in Escanaba, Michigan, one paper machine and one NBHK pulp machine at our mill in Quinnesec, Michigan, and a sheeting facility in Wisconsin. The mills have an aggregate annual production capacity of approximately 1,400,000 tons of paper and market NBHK pulp. In 2019, we shut down our paper mill in Luke, Maryland and agreed to sell our Androscoggin Mill located in Jay, Maine and our Stevens Point Mill located in Stevens Point, Wisconsin to Pixelle, which closed on February 10, 2020. In July 2020, we indefinitely idled our mills in Duluth, Minnesota and Wisconsin Rapids, Wisconsin, while exploring viable and sustainable alternatives for both mills. Our facilities are strategically located within close proximity to major publication printing customers, which affords us the ability to deliver our products more quickly and cost-effectively.

The following table provides key information about our mills and operating paper machines’ capacity as of the date of this report.

Mill/Location	Product/Paper Grades	Paper/Market Pulp Machines	Annual Production Capacity (in tons)
Duluth, Minnesota (closed)(1)	Supercalendered papers	1	270,000
Escanaba, Michigan	Coated, specialty and uncoated paper	3	730,000
Quinnesec, Michigan	Coated paper and market pulp	2	670,000
Wisconsin Rapids, Wisconsin (idled)(2)	Coated and packaging papers	2	540,000
(1)     Duluth Mill annual paper production capacity of 270,000 tons is not included in our total paper production capacity.
(2)     Wisconsin Rapids Mill annual paper production capacity of 540,000 is not included in our total paper production capacity. On February 8, 2021, we decided to permanently shut down the No. 14 paper machine and certain other long-lived assets at our Wisconsin Rapids Mill, which will permanently reduce annual production capacity by approximately 185,000 tons of coated paper.

The basic raw material of the papermaking process is wood pulp. The first stage of papermaking involves converting trees to pulp through either a mechanical or chemical process. Before trees can be processed into pulp, they are passed through a debarking drum to remove the bark and be chipped. Once separated, the bark is burned as fuel in bark boilers. The trees are composed of small cellulose fibers which are bound together by a glue-like substance called lignin. The cellulose fibers are then separated from each other through either a mechanical or a kraft pulping process.

After the pulping phase, the fiber furnish is delivered onto the forming fabric of the paper machine. On the forming fabric, the fibers become interlaced, forming a mat of paper, and much of the water is extracted. The paper web then goes through a pressing and drying process to extract the remaining water. After drying, the web goes through a series of on machine and off machine finishing and converting processes that impact product specific attributes to ensure excellent downstream performance. Finally, the paper is wrapped, labeled and shipped.

Our indirect wholly-owned subsidiary, Consolidated Water Power Company, or “CWPCo,” has 33.3 megawatts of generating capacity on 39 generators located in five hydroelectric plants on the Wisconsin River. CWPCo is a regulated public utility that provides electricity to our Wisconsin Rapids facility, and a small number of industrial, light commercial and residential customers.

We utilize a continuous improvement process to lower our cost position and enhance operating efficiency through reduced consumption of energy and material inputs, reduced spending on indirect costs and improved productivity, product quality and safety. The program utilizes benchmarking data to identify improvement initiatives and establish performance targets. Detailed action plans are used to monitor the execution of these initiatives and calculate the amount saved. We also use multi-variable analysis, lean manufacturing, center of excellence teams, source-of-loss initiatives and best practice sharing to constantly improve our manufacturing processes and products. Since 2001, the Quinnesec Mill has been recognized in the Michigan Occupational Safety and Health Administration’s Voluntary Protection Program as a Star facility. The Michigan Voluntary Protection Program Star award is the state’s highest recognition for workplace safety programs and performance. Each year we develop and implement new efforts to continue our safety improvement and share our successes through the mentoring aspects of this important program.

Raw Materials and Suppliers

Our key cost inputs in the papermaking process are wood fiber, wood pulp, chemicals and energy.

Wood Fiber. We source our wood fiber from a broad group of timberland and sawmill owners located in the regions around our mills. Our cost to purchase wood is affected directly by the market price of wood in our regional markets and indirectly by the variability of fuel cost for the logging and transportation of timber to our facilities. While we have fiber supply agreements in place that ensure delivery of a substantial portion of our wood requirements, purchases under these agreements are typically at market rates.

Wood Pulp. We source bleached wood pulp from market producers to supplement fiber requirements at our mills. The primary pulp procured is Northern Bleached Softwood Kraft, or “NBSK.” NBSK pulp is produced using a chemical process, whereby softwood chips are combined with chemicals and steam to separate the wood fibers. The fibers are washed and screened to remove the chemicals and lignin. Then the pulp is bleached to the necessary brightness. NBSK pulp provides a brighter fiber and the long fiber length from softwood pulp is beneficial for paper strength. We expect imbalances in supply and demand to create volatility in prices for market NBSK from time to time.

Chemicals. Chemicals utilized in the manufacturing of coated paper include latex, clay, starch, calcium carbonate, caustic soda, sodium chlorate and titanium dioxide. We purchase these chemicals from a variety of suppliers and are not dependent on any single supplier to satisfy our chemical needs. We expect imbalances in supply and demand to periodically create volatility in prices for certain chemicals.

Energy. We produce a significant portion of our energy needs for our paper mills from sources such as waste wood, waste heat recovery, liquid biomass from our pulping process and internal energy cogeneration facilities. Our external energy purchases include fuel oil, natural gas, coal and electricity. Our overall energy expenditures are mitigated by our internal energy production capacity and ability to switch between certain energy sources. The use of derivative contracts is also considered as part of our risk management strategy to manage our exposure to market fluctuations in energy prices.

Sales, Marketing and Distribution

We reach our end-users through several channels, including merchants, brokers, printers, converters and direct sales to end-users. We sell our products to approximately 200 customers which comprise approximately 1,100 end-user accounts.

Sales to End-Users. In 2020, we sold 35% of our paper products directly to end-users, most of which are specialty converters and catalog and magazine publishers. These customers are typically large, sophisticated buyers who have the scale, resources and expertise to procure paper directly from manufacturers. Customers for our NBHK pulp products are mostly other paper manufacturers.

Sales to Brokers and Merchants. Our largest indirect paper sales by volume are through brokers and merchants who resell the paper to end-users. In 2020, our sales to brokers and merchants represented 47% of our net sales. Brokers typically act as an intermediary between paper manufacturers and smaller end-users who do not have the scale or resources to cost effectively procure paper directly from manufacturers. The majority of the paper sold to brokers is resold to catalog publishers. We work closely with brokers to achieve market share in the catalog, magazine and insert end-user markets through collaborative selling.

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

Sales to Printers. In 2020, our sales to printers represented 18% of our net sales. The majority of these sales were to the two largest publication printers in the United States. Printers also effectively act as an intermediary between manufacturers and end-users in that they directly source paper for printing/converting and then resell it to their customers as a finished product.

The majority of our paper products are delivered directly from our manufacturing facilities to the printer or converter, regardless of the sales channel. In addition, we maintain a network of distribution centers located in the West, Midwest, South and Northeast close to our customer base to provide quick delivery. The majority of our NBHK pulp is delivered to our customers’ paper mills.

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

Many of our customers provide us with forecasts, which allow us to plan our production runs in advance, optimizing production over our integrated mill system and thereby reducing costs and increasing overall efficiency. Generally, our sales agreements do not extend beyond the calendar year and provide for quarterly or semiannual price adjustments based on market price movements.

Customers

We have developed long-standing relationships with many premier customers. Our relationships with our ten largest customers average more than 20 years. Our two largest customers, Central National-Gottesman and Veritiv Corporation, together accounted for 33% of our net sales in 2020. In 2020, our ten largest customers (including Central National-Gottesman and Veritiv Corporation) together accounted for 64% of our net sales. Our key customers in the graphic paper market include Central National-Gottesman, Quad/Graphics, Inc., Meredith/Time, Veritiv Corporation and Midland Paper. Our key customers in the specialty paper market include Avery Dennison, UPM Raflatac and Mactac.

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

Research and Development

The primary function of our research and development efforts is to work with customers in developing and modifying products to accommodate their evolving needs and to identify cost-saving opportunities within our operations. Over the past several years, examples of our research and development efforts include innovative and performance-driven products for the graphic and specialty printing markets.

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

Competition

Our business is highly competitive. A significant number of North American competitors produce coated paper, specialty paper, packaging paper and NBHK pulp, and several overseas manufacturers export to North America. We compete based on a number of factors, including price, product availability, product quality, customer service, breadth of product offerings, timeliness of product delivery, market presence and degree of forward integration.

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

Human Capital Resources
As of December 31, 2020, we had approximately 1,700 active employees, of whom 52% are represented by 11 local branches of 6 different unions. We believe that we offer competitive compensation (including salary and incentive compensation) and benefits packages for all of our employees. We know that our success depends on our ability to attract, develop and retain key personnel. The skills, experience and industry knowledge of our employees significantly benefit our operations and performance. We believe that internal promotion and key employee retention are critical components to our long-term success. From professional development opportunities to leadership training, we have development programs and online opportunities to cultivate talent throughout the Company.

We believe that an equitable and inclusive environment with diverse teams produces more creative solutions, results in better, more innovative products and services and is crucial to our efforts to attract and retain key talent. We are committed to compliance with all applicable federal, state and local employment laws that prohibit discrimination on the basis of race, color, religion, age, gender, sexual orientation, marital status, citizenship, national origin, disability, military or veteran status and any other protected classifications.

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

Compliance with environmental laws and regulations is a significant factor in our business. We have made, and will continue to make, significant expenditures to comply with these requirements and our permits. We incurred environmental capital expenditures of $2 million, $3 million and $1 million in 2018, 2019 and 2020, respectively.

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

We could be subject to potentially significant fines, penalties, criminal sanctions, mill shutdowns, or interruptions in operations for failure to comply with applicable environmental, health and safety laws, regulations and permits.

In November 2019, the state of West Virginia asserted in an administrative enforcement action that three above-ground storage tanks at Verso’s Luke Mill leaked and that Verso had failed to take certain actions to prevent and report the release of pollutants into the North Branch of the Potomac River. In March 2020, the Potomac Riverkeeper Network (“PRKN”) filed a federal lawsuit against Verso alleging the improper handling, storage, and disposal of wastes generated at the Luke Mill. In May 2020, Maryland joined the PRKN lawsuit and in July 2020, Maryland obtained dismissal of a lawsuit that it previously had filed with respect to the same facts. The Luke Mill sits on the border of West Virginia and Maryland, and it was closed in June 2019.

We have worked cooperatively with the states of Maryland and West Virginia to address impacts to the environment at our Luke Mill from previous historic operations related to the alleged violations of state and federal environmental laws. We have undertaken actions to identify the extent of such impacts and have installed, and are continuing ongoing evaluation and installation of, remedial measures to address these impacts.

We are currently engaged in settlement negotiations with the states of Maryland and West Virginia and with the PKRN. We believe that we are nearing agreements in principle with the two states and the PKRN to settle all claims related to these environmental impacts including the installation of remedial measures and the payment of civil penalties to the two states.

If settlement terms with the state of West Virginia are reached, we anticipate that the state of West Virginia would file an action in West Virginia state court and would have a consent decree entered to effect the settlement.

As a result of our ongoing discussions with the states of Maryland and West Virginia and the PRKN, we have reserved an estimated amount for the potential settlements of these disputes in our Consolidated Financial Statements as of December 31, 2020. See Note 16 to our Consolidated Financial Statements.

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

Item 1A.  Risk Factors
Our business is subject to various risks. Set forth below are certain of the more material risks that we face and that could cause our actual results to differ materially from our historical results and negatively impact our business, cash flows, financial condition or results of operation. Our business could also be affected by other risks that are presently unknown to us or that we currently believe are immaterial to our business.

RISKS RELATED TO OUR OPERATIONS

We could be required to idle production, shut down machines or facilities, restructure operations, or sell non-core assets, which could result in recording significant closure costs and long-lived asset impairment or accelerated depreciation charges.

We have responded to changing market dynamics by optimizing assets and streamlining our production, including idling or shutting down certain paper machines and facilities. For example, in June 2020, we idled production at our mills in Duluth, Minnesota and Wisconsin Rapids, Wisconsin and in April 2019, we announced the permanent shutdown of our mill in Luke, Maryland. If demand for our products continues to decline, or if the pace of decline accelerates, it may be necessary to curtail production even further or permanently shut down certain machines and facilities. In addition to the potential loss of production, curtailments and shutdowns could result in asset impairments or accelerated depreciation and cash closure costs for the affected facilities, including restructuring charges and exit or disposal costs.

Losses related to the impairment of long-lived assets to be held and used are recognized when circumstances, such as continuing losses or demand declines in certain businesses, indicate the carrying value of an asset group may not be recoverable. When indicators that the carrying value of an asset group may not be recoverable are present, we evaluate the carrying value of the asset group in relation to its estimated undiscounted future cash flows. If the carrying value of an asset group is greater than the estimated undiscounted future cash flows to be generated by the asset group, an impairment charge is recognized based on the excess of the asset group’s carrying value over its fair value. If it is determined that the carrying value of an asset group is recoverable, we review and adjust, as necessary, the estimated useful lives of the assets in the group. If there were to be a triggering event, it is possible that we could record non-cash long-lived asset impairment or accelerated depreciation charges in future periods.

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

Any disruption in the supply of energy or raw materials also could affect our ability to meet customer demand in a timely manner and could harm our reputation. We have limited ability to pass through increases in our costs to our customers absent increases in market prices for our products. Furthermore, we may be required to post letters of credit or other financial assurance obligations with certain of our energy and other suppliers, which could limit our financial flexibility.

We are subject to physical and financial risks associated with global, regional, and local weather conditions and climate change.

Our operations and the operations of our suppliers are subject to climate variations which impact the productivity of forests, the frequency and severity of wildfires, the distribution and abundance of species, and other such events, which in turn may adversely or positively affect timber production and availability. Over the past several years, changing weather patterns and climatic conditions have added to the unpredictability of natural disasters. These natural disasters could affect our woodlands or cause variations in the cost of raw materials, such as virgin fiber, and adversely affect timber harvesting.

We are involved in continuous manufacturing processes with a high degree of fixed costs. Any interruption in the operations of our manufacturing facilities may affect our operating performance.

We run our paper machines on a nearly continuous basis for maximum efficiency. Any downtime at any of our paper mills, including as a result of or in connection with planned maintenance and capital expenditure projects, results in unabsorbed fixed costs that could negatively affect our results of operations for the period in which we experience the downtime. Due to the extreme operating conditions inherent in some of our manufacturing processes, we may incur unplanned business interruptions from time to time due to, among other things, transportation interruptions and mechanical, power or structural failures at our facilities. As a result, we may not generate sufficient cash flow to satisfy our operational needs. In addition, the geographic areas where our production is located and where we conduct our business may be affected by natural disasters, including snow storms, forest fires and flooding which could cause our mills to stop running. Furthermore, during periods of weak demand for paper products or periods of rising costs, we have experienced and may in the future experience market-related downtime.

Work stoppages and slowdowns and legal action by our unionized employees may have a material adverse effect on our business.

As of December 31, 2020, we had approximately 1,700 employees of which 52% are represented by 11 local branches of 6 different unions. On February 28, 2019, the United Steel Workers union, or “USW,” who represented employees at four Verso sites, voted to ratify a new Master Labor Agreement covering five USW local branches, or approximately 80% of Verso’s hourly represented workforce as of December 31, 2019. The Agreement, which was effective on March 1, 2019, will run for a period of three years with staggered expiration dates at each of the affected sites. In addition, two smaller local unions (the International Brotherhood of Electrical Workers and the International Brotherhood of Teamsters) at two of the mill locations also signed and are participating in the Agreement. The remaining trade unions at two of the mill sites ratified new agreements in the fourth quarter of 2019. We may become subject to material cost increases as a result of future actions taken by the labor unions. This could increase expenses in absolute terms and/or as a percentage of net sales. In addition, although we believe we have a good relationship with our employees, work stoppages or other labor disturbances may occur in the future. Any of these factors could lead to operational delays or increased costs.

Security breaches and other disruptions to our information technology infrastructure may interfere with our operations and could compromise our information and the information of our customers and suppliers, exposing us to liability which would cause our business and reputation to suffer.

In the ordinary course of business, we rely upon information technology networks and systems, some of which are managed by third parties, to process, transmit and store electronic information and to manage or support a variety of business processes and activities, including supply chain, manufacturing, distribution, invoicing and collection of payments from customers. We use information technology systems to record, process and summarize financial information and results of operations for internal reporting purposes and to comply with regulatory financial reporting, legal and tax requirements. Additionally, we collect and store sensitive data, including intellectual property, proprietary business information, the propriety business information of our customers and suppliers, as well as personally identifiable information of our employees, in data centers and on information technology networks. The secure operation of these information technology networks and the processing and maintenance of this information is critical to our business operations and strategy. Despite security measures and disaster recovery plans, our information technology networks and infrastructure may be vulnerable to damage, disruptions or shutdowns due to security breaches, including those caused by physical or electronic break-ins, computer viruses, malware, attacks by hackers, employee error and disruptions caused from unauthorized access and tampering, or other disruptions during the process of upgrading or replacing computer software or hardware, power outages, telecommunication or utility failures or natural disasters or other catastrophic events. The occurrence of any of these events could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. In addition, we believe cyberattack attempts are increasing in number and that cyber attackers are developing increasingly sophisticated systems and means to not only access and attack systems, but also to evade detection or to obscure their activities. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability or regulatory penalties under laws protecting the privacy of personal information, disrupt operations and damage our reputation.

We rely on third parties for certain transportation services.

We rely primarily on third parties for transportation of our products to our customers and transportation of our raw materials to us, in particular, by truck and train. The transportation industry is subject to legislative and regulatory changes that can affect the economics of those third-party transportation providers by requiring changes in their operating practices or influencing the demand for, and the cost of providing transportation services. If any third-party transportation provider fails to deliver our products in a timely manner, we may be unable to sell them at full value. Similarly, if any transportation provider fails to deliver raw materials to us in a timely manner, we may be unable to manufacture our products on a timely basis. Shipments of products and raw materials may be delayed due to weather conditions, strikes or other events. Any failure of a third-party transportation provider to deliver raw materials or products in a timely manner could harm our reputation and negatively impact our customer relationships. In addition, our ability to deliver our products on a timely basis could be adversely affected by the lack of adequate availability of transportation services, especially rail capacity, whether because of work stoppages or otherwise. If any of these third-party transportation providers were to cease operations or cease doing business with us, we may be unable to replace them at a reasonable cost. Furthermore, we may experience increases in the cost of our transportation services as a result of rising fuel costs and surcharges (primarily in diesel fuel), which we may not be able to pass through to our customers.

The COVID-19 pandemic and related efforts to mitigate the pandemic have adversely impacted and may continue to adversely impact our business.

The outbreak of COVID-19, which was declared by the World Health Organization to be a global pandemic, is impacting worldwide economic activity. In an effort to contain and combat the spread of COVID-19, government and health authorities around the world have taken extraordinary and wide-ranging actions, including orders to close all businesses not deemed essential, quarantines and “stay-at-home” orders. Although some of these governmental restrictions have since been lifted or scaled back, recent surges of COVID-19 and the discovery of new variants of the virus may lead to restrictions being implemented in an effort to reduce the spread of COVID-19. We serve as an essential manufacturing business and, as a result, we have continued to be operational during this time in order to meet the ongoing needs of our customers, including those in other essential business sectors, which provide food, medical and hygiene products needed in a global health crisis. The guidelines and orders enacted by federal, state and local governments have impacted demand from retailers, political campaigns, and sports and entertainment events, driving reduced purchases of printed materials and substantially impacting our graphic paper business.
While we cannot predict the ultimate impact of COVID-19 on our business at this time, the pandemic and related efforts to mitigate the pandemic have impacted and could continue to impact our business in a number of ways, including but not limited to:

•a decline in economic conditions and consumer confidence that have negatively affected, and will continue to negatively affect, consumer spending, commercial printing and advertising, and political campaign spending, all of which have adversely impacted and could continue to adversely impact sales volume and demand for our products, particularly in our graphic paper business;
•an adverse impact on timing of payments by customers;
•disruption of our mill operations, including the possible need to implement increased downtime at one or more of our mills due to decreased demand, new governmental mandates or for voluntary reasons, which could result in unabsorbed fixed costs, the loss of production, asset impairments or accelerated depreciation and cash closure costs for the affected facilities, including restructuring charges and exit or disposal costs if it becomes necessary to permanently shut down certain machines or facilities;
•the financial deterioration of, or the disruption to, one or more of our suppliers of energy or raw materials or the third parties we rely on for transportation of our products to customers, which may result in the inability of our suppliers or service providers to meet our needs in a timely manner, cause delays in delivery to our customers, result in cancellation of customer orders or a reduction in purchase prices and, ultimately, termination of customer relationships;
•limitations on our access to capital and other sources of funding, which could adversely affect the availability and terms of future borrowings, refinancing activities or other forms of capital raising;
•increased difficulty in maintaining our workforce during this uncertain time;
•increased employee absenteeism due to fear of infection;
•lawsuits or regulatory actions due to any COVID-19 spread in the workplace; and
•productivity of management and our employees that are working remotely, including the ability to maintain our financial reporting processes and related controls.

These risks could accelerate or intensify depending on the severity and length of the pandemic. If a resurgence of the COVID-19 virus occurs or if the vaccines introduced to combat the virus are not effective, these factors will be exacerbated.

Our liquidity during the pandemic and the recovery period after we emerge from the pandemic will depend on multiple factors, including the impact on demand for our products, our ability to continue operations at our mills, the impact of the pandemic on our suppliers and third party service providers, and our operating performance.

As a result of the COVID-19 outbreak, we continually evaluate the impact on our long-lived assets, including the potential for impairment charges. For example, in June 2020, we announced plans to indefinitely idle our mills in Duluth, Minnesota and Wisconsin Rapids, Wisconsin and in January and February 2021, we reported our decision to permanently shut down our paper mill in Duluth, Minnesota and the No. 14 paper machine and certain other long-lived assets at our Wisconsin Rapids Mill, respectively. Depending on future events, we may be required to record future impairment charges. In addition, depending on the ongoing impact of the pandemic, we may also be required to reserve for incremental credit losses. Any material increase in our allowances for credit losses would have a corresponding effect on our results of operations and related cash flows.

While our mills have continued in operation as “essential businesses” during the COVID-19 outbreak, we have implemented strict health and sanitization protocols to keep our employees safe, including enhanced and more frequent cleaning of work areas, requiring social distancing while at our facilities, providing facemasks to employees, installing barriers in locations where employees work in closer proximity, and screening employees for potential symptoms. These additional safety precautions may also impact the productivity and profitability at our mills. Our corporate employees have been working remotely during this time and we suspended all non-essential travel for our employees and discouraged employee attendance at in-person work-related meetings.

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

We are subject to a wide range of federal, state, regional and local general and industry-specific environmental, health and safety laws and regulations, including those relating to air emissions (including greenhouse gases and hazardous air pollutants), wastewater discharges, solid and hazardous waste management and disposal, site remediation and natural resources. Compliance with these laws and regulations, and permits issued thereunder, is a significant factor in our business and may be subject to the same or even increased scrutiny and enforcement actions by regulators. We have made, and will continue to make significant expenditures to comply with these requirements and permits, which may impose increasingly more stringent standards over time as they are renewed or modified by the applicable governmental authorities. In addition, we handle and dispose of waste arising from our mill operations and operate a number of on-site landfills to handle that waste. We are required to maintain financial assurance (in the form of letters of credit and other similar instruments) for the projected cost of closure and post-closure care for certain landfill operations. We could be subject to potentially significant fines, penalties, criminal sanctions, mill shutdowns or interruptions in operations for any failure to comply with applicable environmental, health and safety laws, regulations and permits. Moreover, under certain environmental laws, a current or previous owner or operator of real property, and parties that generate or transport hazardous substances that are disposed of at real property, may be held liable for the full cost to investigate or clean up such real property and for related damages to natural resources. We also may be subject to liability, including liability for investigation and cleanup costs, if contamination is discovered at one of our current or former paper mills, other properties or other locations where we have disposed of or arranged for the disposal of waste. For example, in November 2019, the state of West Virginia asserted in an administrative enforcement action that three above-ground storage tanks at our Luke Mill leaked and that we had failed to take certain actions to prevent and report the release of pollutants into the North Branch of the Potomac River. In March 2020, PRKN filed a federal lawsuit against us alleging the improper handling, storage, and disposal of wastes generated at our Luke Mill. In May 2020, Maryland joined the PRKN lawsuit and in July 2020, Maryland obtained dismissal of a lawsuit that it previously had filed with respect to the same facts. We are currently engaged in negotiations with each of these parties.

RISKS RELATED TO OUR INDUSTRY

The printing and writing paper industry has been facing a long-term structural decline and our profitability may continue to be adversely impacted by such decline.

The coated paper industry faces a long-term, structural decline. From 2017 to 2020, demand for printing and writing paper in North America fell by roughly 33%. North America demand for coated freesheet has declined 38% from 2017 to 2020. Similarly, North America demand for coated groundwood has declined 49% from 2017 to 2020. However, the demand for coated paper is expected to increase in the future, with market volumes in 2021 projected to be 5% above 2020 levels.

Adverse developments in general business and economic conditions could have an adverse effect on the demand for our products.

General economic conditions may adversely affect industrial non-durable goods production, consumer spending, commercial printing and advertising activity, and consumer confidence, all of which impact demand for our products. During an economic downturn, end-users may reduce magazine subscriptions, contributing to lower demand for our products and advertising in printed magazines and catalogs may also decline. In addition, we could experience volatility in the capital and credit markets, which would impact interest and the availability of credit.

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

Foreign overcapacity could also result in an increase in the supply of paper products available in the North American market. An increased supply of paper available in North America could put downward pressure on prices and/or cause us to lose sales to competitors.

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

Competition could cause us to lower our prices or lose sales to competitors. In addition, our ability to compete will be affected by product availability, the quality of our products, our breadth of product offerings, our ability to maintain mill efficiencies and to achieve high operating rates, manufacturing costs, our ability to distribute our products on time and availability and/or cost of wood fiber, market pulp, chemicals, energy, other raw materials and labor.

We have limited ability to control the pricing of our products or pass through increases in our costs to our customers.

Our earnings are sensitive to price changes in coated paper. Fluctuations in paper prices (and coated paper prices in particular) historically have had a direct effect on our net income (loss) and EBITDA for several reasons:

•Market prices for paper products are a function of supply and demand, factors over which we have limited control. We therefore have limited ability to control the pricing of our products. Market prices of grade No. 3, 60 lb. basis weight paper, which is an industry benchmark for coated freesheet paper pricing, have fluctuated since 2000 from a high of $1,105 per ton to a low of $740 per ton. In addition, since 2000, market prices of grade No. 4, 50 lb. basis weight paper, which is an industry benchmark for coated groundwood paper pricing, have fluctuated between a high of $1,075 per ton to a low of $710 per ton over the same period. As market conditions determine the price for our paper products, the price for our products could fall below our cash production costs.
•Market prices for paper products typically are not directly affected by raw material costs or other costs of sales, and consequently we have limited ability to pass through increases in these raw materials and/or other sales costs to our customers absent increases in the market price. Thus, even though our costs may increase, we may not have the ability to increase the prices for our products or the prices for our products may decline.

•The manufacturing of coated paper is highly capital-intensive and a large portion of our operating costs are fixed. Additionally, paper machines are large, complex machines that are more efficient when operated continuously. Consequently, both we and our competitors typically continue to run our machines whenever marginal sales exceed the marginal costs, adversely impacting prices at times of lower demand.

Therefore, our ability to achieve acceptable margins is principally dependent on (a) our cost structure, (b) changes in the prices of raw materials, electricity, energy and fuel, which will represent a large component of our operating costs and will fluctuate based upon factors beyond our control and (c) general conditions in the paper market including the demand for paper products, the amount of foreign imports, the amount spent on advertising, the circulation of magazines and catalogs, the use of electronic readers and other devices and postal rates. Any one or more of these economic conditions could affect our sales and operating costs.

RISKS RELATED TO OUR BUSINESS STRATEGY

Our annual production capacity has been significantly reduced and our business has become less diversified because of the Pixelle Sale, closure of our Luke Mill, our Duluth Mill and the No. 14 paper machine and certain other long-lived assets at our Wisconsin Rapids Mill.

The reduction in the scale and scope of our business as a result of the Pixelle Sale, closure of our Luke Mill, our Duluth Mill and the No. 14 paper machine and certain other long-lived assets at our Wisconsin Rapids Mill has significantly reduced our annual production capacity and exposed a larger portion of our business to the risks associated with the market for graphic paper. Our total annual production capacity is now 1.4 million tons. Our total company sales volume was down from 2,647 thousand tons during the year ended December 31, 2019, to 1,674 thousand tons during the year ended December 31, 2020. In addition, a greater portion of our product line will now be exposed to greater secular and cyclical risks associated with our business. If these difficulties or challenges cannot be overcome, our business may not be successful.

We depend on a small number of customers for a significant portion of our business. Furthermore, we may have credit exposure to these customers through extension of trade credits.

Our two largest customers, Central National-Gottesman and Veritiv Corporation, together accounted for 33% of our net sales in 2020. In 2020, our ten largest customers (including Central National-Gottesman and Veritiv Corporation) together accounted for 64% of our net sales. The loss of, or reduction in orders from, any of these customers or significant customer disputes regarding shipments, price, quality, or other matters could adversely impact our business.

In addition, we generally do not have long-term contracts with our customers that ensure a continuing level of business from them. Our agreements with our customers are not exclusive and generally do not contain minimum volume purchase commitments. Our relationship with our customers is dependent on our ability to continue to meet their needs for quality products and services at competitive prices. If we lose customers or if we experience a significant decline in sales volume, we may not be able to quickly replace the lost revenue.

Furthermore, we extend trade credit to certain of these customers to facilitate the purchase of our products, and we rely on these customers’ creditworthiness and ability to obtain credit from lenders. Accordingly, a bankruptcy or a significant deterioration in the financial condition of any of these significant customers could result in a reduction in sales, a longer collection cycle or an inability to collect accounts receivable.

We will be unable to compete with respect to certain specialty paper products for a period of two years after the closing of the Pixelle Sale, which occurred on February 10, 2020.

The Purchase Agreement entered into in connection with the Pixelle Sale provides that for a period of two years beginning on the closing date of February 10, 2020, Verso and its affiliates (excluding stockholders of Verso) have agreed not to engage in, own, operate or assist any other business or person in engaging in the business of designing, manufacturing, and selling any specialty paper products related to: (i) coated thermal transfer paper manufactured and sold at the Stevens Point Mill, (ii) coated direct thermal base paper manufactured and sold at the Stevens Point Mill or (iii) uncoated flexible packaging manufactured and sold at the Androscoggin Mill, subject to customary exceptions as outlined in the Purchase Agreement. These restrictions may prevent us from pursuing attractive business opportunities.

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

The loss of members of our senior management team or other key personnel could adversely impact our business.

We are highly dependent on the efforts of our senior management team and other key personnel. The loss of services of members of our senior management team and other key personnel could adversely affect our business until suitable replacements can be found. On January 27, 2021, our Board of Directors appointed Randy J. Nebel as our President and Chief Executive Officer. Mr. Nebel had been serving as our interim President and Chief Executive Officer since Adam St. John’s resignation on September 30, 2020 and has been a member of our Board of Directors since November 14, 2019. The transition to Mr. Nebel as our President and Chief Executive Officer is critical to our success. There may be a limited number of persons with the requisite skills to serve in these positions and we may be unable to locate or employ qualified personnel on acceptable terms. In addition, our future success requires us to continue to attract and retain competent personnel. Any failure to attract and retain key personnel could have a material adverse effect on our business and may require substantial additional costs to recruit replacement personnel.

We may from time to time pursue opportunistic acquisitions, the success of which could have a material adverse effect on our business.

If we identify an acquisition candidate to complement or expand our business, we may not be able to successfully negotiate or finance the acquisition or integrate the acquired businesses with our existing business and services. Future acquisitions could result in potentially dilutive issuances of equity securities and the incurrence of debt and contingent liabilities, amortization expenses and goodwill. The negotiation of any transaction, its completion and subsequent integration of any business acquired may be complex and time consuming, involve significant costs and may result in a distraction of management’s attention from ongoing business operations. We may be affected materially and adversely if we are unable to successfully integrate businesses that we acquire. Similarly, we may divest portions of our business, which may also have material and adverse effects.

RISKS RELATED TO OUR FINANCIAL OBLIGATIONS

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

We may incur debt from time to time under our ABL Facility or through other means.

We had $176 million of borrowing availability under our ABL Facility (as defined below) as of December 31, 2020, and no amount outstanding. We also may incur additional debt in the future through other means. Our ability to make scheduled payments of principal and interest or to refinance our indebtedness depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not generate cash flow from operations in the future sufficient to service our current or future debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or dilutive.

Financial covenants and restrictions under our ABL Facility could result in an event of default or limit our ability to pursue business strategies and changes relating to LIBOR could impact borrowing cost under our ABL Facility.

Under our ABL Facility, we are required to maintain a minimum fixed charge coverage ratio when the excess availability under such facility is less than the greater of (a) 10% of the lesser of (i) the borrowing base at such time and (ii) the aggregate amount of revolving facility commitments at such time or (b) $27.5 million.

Our ABL Facility also contains certain covenants which, among other things and subject to certain exceptions, restrict Verso Paper and certain of its subsidiaries’ ability to incur additional debt or liens, pay dividends, repurchase equity interests, prepay other indebtedness, sell, transfer, lease or dispose of assets and make investments in or merge with another company, make capital expenditures, enter into sale and leaseback provisions, engage or enter into any new line of business, enter into transactions with our affiliates or amend or modify certain provisions of our, and our subsidiaries’, organizational documents.

If we were to violate any of the covenants under our ABL Facility and were unable to obtain a waiver, it would be considered a default after the expiration of any applicable grace period and no additional borrowings would be available until the default was waived or cured. If we were in default under our ABL Facility, then the lenders thereunder may exercise remedies under such facility in accordance with the terms thereof, including declaring all outstanding borrowings immediately due and payable and the termination of any commitments they have to provide further borrowings. If we are unable to repay our indebtedness when due or declared due, the lenders thereunder will also have the right to proceed against the collateral pledged to them to secure the indebtedness. If such indebtedness were to be accelerated, our assets may not be sufficient to repay in full our secured indebtedness.

Certain covenants also apply to, and similarly restrict the operations of, Verso Holding. Any default under our ABL Facility could adversely affect our operations and our ability to satisfy our obligations as they come due.

In addition, borrowings under our ABL Facility bear interest at variable rates, primarily based on LIBOR as the reference rate. LIBOR is subject to national and international proposals for reform that may cause LIBOR to cease to exist after 2021 or to perform differently than in the past. However, for U.S dollar LIBOR, it now appears that the relevant date may be deferred to June 30, 2023 for certain tenors (including overnight and one, three, six and 12 months), at which time the LIBOR administrator has indicated that it intends to cease publication of U.S. dollar LIBOR. While we expect that reasonable alternatives to LIBOR will be available, we cannot predict the consequences and timing of the development of alternative reference rates, and the transition to an alternative reference rate could result in an increase in our interest expense. We also have the ability to borrow under our ABL Facility based on the Federal Funds Rate as an alternative to the use of LIBOR.

We have certain material pension obligations. Future funding requirements related to these obligations could restrict cash available for our operations, capital expenditures or other requirements or require us to borrow additional funds.

As of December 31, 2020, we have a defined benefit pension plan covering 57% of our employees. As of December 31, 2015, all of our defined benefit pension plans were frozen to new entrants. As of December 31, 2020, the projected benefit obligation for our pension plan was $1,527 million and the fair value of the pension plan assets was $1,177 million. The total underfunded status of the pension obligation calculated on a projected benefit obligation basis as of December 31, 2020 was $350 million. In connection with the Pixelle Sale on February 10, 2020, Pixelle assumed $37 million of Verso’s unfunded pension liabilities (see Note 4 to our Consolidated Financial Statements). In 2021, we expect to make cash contributions to the pension plan of $46 million (see Note 12 to our Consolidated Financial Statements). A deterioration in the value of plan assets could cause the unfunded status of the pension plan to increase, thereby increasing our obligation to make additional contributions to the plan. In addition, we will require future operating cash flows to fund our pension obligations, which could restrict available cash for our operations, capital expenditures and other requirements. We also may not generate sufficient cash to satisfy these obligations, which could require us to seek funding from other sources, including through additional borrowings, which could materially increase our outstanding debt or debt service requirements.

RISKS RELATED TO INVESTMENT IN OUR COMMON STOCK

Actions of activist stockholders could cause us to incur substantial costs, divert management's attention and resources, and have an adverse effect on our business.

Future activist stockholder activities could adversely affect our business as (i) responding to proxy contests and reacting to other actions by activist stockholders can be costly and time-consuming, disruptive to our operations and divert the attention of management and our employees and (ii) perceived uncertainties as to our future direction, strategy or leadership could result in the loss of potential business opportunities, harm our ability to attract new investors, customers, employees, suppliers and other strategic partners, and cause the price of our common stock to experience periods of volatility or stagnation.

Our stock price has been, and could continue to be volatile, and stockholders may be unable to sell shares at or above the price at which they purchased them.

Since January 1, 2020 to the date of filing this annual report on Form 10-K, our Class A common stock price ranged from $7.36 per share to $19.34 per share. The market price of our common stock may continue to be highly volatile and could be subject to wide fluctuations. In addition, the trading volume of our common stock may fluctuate and cause significant price variations to occur. Volatility in the market price of our common stock may prevent stockholders from being able to sell shares at or above the price at which they purchased them. The market price for our common stock could fluctuate significantly for various reasons, including:

•our operating and financial performance and prospects;
•our quarterly or annual earnings or those of other companies in our industry;
•conditions that impact demand for our paper products;
•the public’s reaction to our press releases, other public announcements and filings with the SEC;
•changes in earnings estimates or recommendations by securities analysts who track our common stock;
•market and industry perception of our success and competitive position within the industry in which we operate;
•strategic actions by us or our competitors, such as acquisitions, dispositions or restructurings;
•changes in government regulations;
•arrival and departure of key personnel;
•changes in our capital structure;
•sales of common stock by us or members of our management team; and
•changes in general market, economic and political conditions in the United States and global economies or financial markets, including those resulting from natural disasters, terrorist attacks, acts of war and responses to such events.

The exercise of all or any number of outstanding Plan Warrants or the issuance of stock-based awards may dilute the value of the shares of our common stock.

As of the date of filing this annual report on Form 10-K, we have (i) outstanding warrants to purchase 2.3 million shares of our common stock, or the “Plan Warrants,” at an adjusted exercise price of $21.67 that expire on July 15, 2023, (ii) 0.9 million restricted stock units outstanding and (iii) 1.8 million shares of common stock reserved for future issuance under our Verso Corporation Performance Incentive Plan. The exercise of equity awards, including any stock options that we may grant in the future, Plan Warrants, and the sale of shares of our common stock underlying any such options or the Plan Warrants, could have an adverse effect on the market for our common stock, including the price that an investor could obtain for their shares. Investors may experience dilution in the net tangible book value of their investment upon the exercise of the Plan Warrants and any stock options that may be granted or issued pursuant to the Verso Corporation Performance Incentive Plan in the future.

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

Provisions of our Amended and Restated Bylaws and Amended and Restated Certificate of Incorporation, as amended, or the “Certificate of Incorporation,” which became effective on July 15, 2016, and Delaware law may discourage, delay or prevent a merger or acquisition that stockholders may consider favorable, including transactions in which our stockholders might otherwise receive a premium for their shares. In addition, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace or remove our Board of Directors. These provisions include:

•not providing for cumulative voting in the election of directors;
•establishing advance notice requirements for nominations for election to the Board of Directors or for proposing matters that can be acted on by stockholders at stockholder meetings;
•prohibiting stockholder action by written consent; and
•authorizing the issuance of “blank check” preferred stock without any need for action by stockholders.

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

Corporate responsibility, specifically related to environmental, social and governance (“ESG”) matters, may impose additional costs and expose us to new risks.

Public ESG and sustainability reporting is becoming more broadly expected by investors, stockholders and other third parties. Certain organizations that provide corporate governance and other corporate risk information to investors and stockholders have developed scores and ratings to evaluate companies and investment funds based upon ESG or “sustainability” metrics. These ratings may impact our investor base universe. Ongoing focus on corporate responsibility matters by investors and other parties may impose additional costs or expose us to new risks.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

Our material facilities as of December 31, 2020 are shown in the following table:

Location	Use	Owned/Leased
Miamisburg, Ohio	corporate office	leased
Duluth, Minnesota(1)	paper mill	owned
Escanaba, Michigan	paper mill	owned
Luke, Maryland(2)	paper mill, warehouse and converting	owned
Quinnesec, Michigan	paper mill/kraft pulp mill	owned
Wisconsin Rapids, Wisconsin(3)	paper mill, warehouse and converting	owned
(1)     In 2020, we decided to permanently shut down our mill in Duluth, Minnesota (see Note 14 to our Consolidated Financial Statements).
(2)     Verso completed the shutdown and closure of the Luke Mill in June 2019 (see Note 14 to our Consolidated Financial Statements).

(3)     In 2020, we announced plans to indefinitely idle our mill in Wisconsin Rapids, Wisconsin, with the exception of warehouse and converting.

Item 3.  Legal Proceedings

See Note 16 to our Consolidated Financial Statements.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The Company’s Class A common stock is listed on the New York Stock Exchange under the symbol “VRS.”

Holders

As of February 19, 2021, there were 49 stockholders of record of our Class A common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, including 32,995,044 shares of our Class A common stock where the registered stockholder is Cede & Co., we are unable to estimate the total number of stockholders represented by these record holders.

Dividends

We did not declare or pay any cash dividends on shares of Verso common stock during the years ended December 31, 2018 and 2019. Cash dividends on shares of Verso common stock during the year ended December 31, 2020 are shown in the following table:

Quarter	Date Declared	Date of Record	Date Paid	Amount
2nd	May 12	June 15	June 29	$0.10
3rd	August 5	September 18	September 28	$0.10
3rd	August 5	September 18	September 28	$3.00
4th	November 9	December 18	December 29	$0.10

On February 5, 2021, our Board of Directors declared a quarterly cash dividend of $0.10 per share of Verso common stock, payable on March 29, 2021, to stockholders of record on March 18, 2021.

We expect to continue to pay quarterly cash dividends of $0.10 per share of Verso common stock for the foreseeable future, subject to the approval of our Board of Directors.

Issuer Repurchases of Equity Securities

On February 26, 2020, our Board of Directors authorized up to $250 million of net proceeds from the Pixelle Sale to be used to repurchase outstanding shares of Verso common stock. In conjunction with the declaration of the special cash dividend of $3.00 per share on August 5, 2020, our Board of Directors reduced the total amount of the share repurchase authorization from $250 million to $150 million. As a result of this reduction in authorization, as of December 31, 2020, $121 million of the $150 million authorized remained.

The table below discloses the shares of our common stock repurchased during the fourth quarter of 2020:

	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit) (a)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (b) (in millions)
October 1, 2020 through October 31, 2020	—	$—	—	$127
November 1, 2020 through November 30, 2020	207,000	10.61	207,000	125
December 1, 2020 through December 31, 2020	396,472	11.84	396,472	121
Total	603,472
(1) Does not include 37,009 shares of Verso common stock repurchased during the three months ended December 31, 2020 at an average price of $9.21 per share to meet participant tax withholding obligations on restricted stock units that vested during the quarter.

Performance Graph

The following performance graph and related information shall not be deemed “soliciting material” or “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act or the Exchange Act except to the extent that it is specifically incorporated by reference into such filing.

The following graph compares the cumulative total shareholder return of our common stock with the cumulative total return of the Russell 2000 Index and a peer group index(1) for the period July 19, 2016 (our first day of trading on the NYSE following our emergence from the 2016 bankruptcy) through December 31, 2020. The graph assumes that $100 was invested in our common stock, the Russell 2000 Index and the peer group index at the close of business on July 19, 2016, and that all dividends were reinvested. Shareholder returns over the indicated period should not be considered indicative of future returns.

	Verso Corporation	Peer Group(1)	Russell 2000
July 19, 2016	$100.00	$100.00	$100.00
December 30, 2016	59.17	111.68	113.05
December 29, 2017	146.42	140.11	127.91
December 31, 2018	186.67	106.64	112.34
December 31, 2019	150.25	136.13	138.99
December 31, 2020	100.17	149.36	164.51
(1)The peer group index includes companies in a similar industry which were used by Verso for compensation decisions in 2018, 2019 and 2020. The peer group index includes: Clearwater Paper Corporation, Domtar Corporation, P.H. Glatfelter Company, Graphic Packaging Holding Company, Greif, Inc., Neenah Paper, Inc., Packaging Corporation of America, Resolute Forest Products Inc., Schweitzer-Mauduit International, Inc. and Sonoco Products Company.

Item 6.  Selected Financial Data

The following table presents our selected historical financial data for the period from January 1, 2016 to July 14, 2016 (Predecessor), for the period from July 15, 2016 to December 31, 2016 (Successor) and for the years ended December 31, 2017, 2018, 2019 and 2020 (Successor). The following information is only a summary and has been derived from the Consolidated Financial Statements. It should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and their related notes, and the other financial information, included elsewhere in this annual report. Historical results are not indicative of future results.

The Consolidated Financial Statements for the reporting entity subsequent to emergence from the Chapter 11 Cases, or the “Successor,” are not comparable to the Consolidated Financial Statements for the reporting entity prior to emergence from the Chapter 11 Cases, or the “Predecessor.”

	Predecessor	Successor
	January 1, 2016	July 15, 2016
	Through	Through
	July 14,	December 31,	Year Ended December 31,
(Dollars in millions except per share amounts)	2016	2016	2017	2018	2019	2020
Statement of Operations Data:
Net sales	$1,417	$1,224	$2,461	$2,682	$2,444	$1,359
Costs and expenses:
Cost of products sold - (exclusive of depreciation and amortization)	1,250	1,126	2,250	2,321	2,138	1,334
Depreciation and amortization	100	93	115	111	183	153
Selling, general and administrative expenses	96	53	107	102	104	77
Restructuring charges	151	11	9	1	52	12
Other operating (income) expense(1)	(57)	8	1	(5)	4	(89)
Operating income (loss)	(123)	(67)	(21)	152	(37)	(128)
Interest expense	39	17	38	33	2	1
Other (income) expense(2)	(2)	(32)	(21)	(52)	(18)	(19)
Income (loss) before reorganization items, net	(160)	(52)	(38)	171	(21)	(110)
Reorganization items, net(3)	(1,338)	—	—	—	—	—
Income (loss) before income taxes	1,178	(52)	(38)	171	(21)	(110)
Income tax expense (benefit)(4)	—	(20)	(8)	—	(91)	(9)
Net income (loss)	$1,178	$(32)	$(30)	$171	$70	$(101)
Per Share Data:
Income (loss) per common share:
Basic	$14.39	$(0.93)	$(0.87)	$4.97	$2.03	$(2.95)
Diluted	14.39	(0.93)	(0.87)	4.88	2.00	(2.95)
Weighted average common shares outstanding (in thousands):
Basic	81,847	34,391	34,432	34,514	34,625	34,232
Diluted	81,847	34,391	34,432	35,096	35,134	34,232
Statement of Cash Flows Data:
Cash provided by (used in) operating activities	$25	$17	$153	$283	$125	$(62)
Cash provided by (used in) investing activities	32	(41)	(40)	(52)	(104)	303
Cash provided by (used in) financing activities	(11)	(20)	(113)	(212)	(5)	(146)
Other Financial and Operating Data:
EBITDA(5)	$1,317	$58	$115	$315	$164	$44
Capital expenditures	(31)	(42)	(40)	(73)	(105)	(48)
Total tons sold (in thousands)	1,676	1,473	2,959	2,927	2,647	1,674
Balance Sheet Data:
Working capital(6)	$463	$412	$309	$300	$308	$277
Property, plant and equipment, net	1,180	1,132	1,062	1,016	945	613
Total assets	2,006	1,855	1,732	1,699	1,695	1,245
Total debt and finance leases	310	293	190	—	7	5
Total equity	675	770	746	906	987	684

(1)Other operating (income) expense for the period from January 1, 2016 to July 14, 2016 (Predecessor) primarily reflects the gain on sale of hydroelectric facilities in January 2016. Other operating (income) expense in 2020 includes a $94 million gain on the sale of our Androscoggin and Stevens Point mills.
(2)Other (income) expense in 2018 includes $42 million of income related to countervailing duty settlement gains pursuant to the settlement agreement, or “the Settlement Agreement,” entered into in March 2018 with Canadian producers of supercalendered paper, Port Hawkesbury Paper Limited Partnership and certain related entities.
(3)Reorganization items, net, for the period from January 1, 2016 to July 14, 2016 (Predecessor) represented expenses and income directly associated with the Predecessor’s bankruptcy filing. This amount represents primarily a gain on settlement of liabilities subject to compromise of $1,992 million, partially offset by a loss of $651 million due to the revaluation of our assets and liabilities as part of the application of fresh start accounting as of July 15, 2016.
(4)Income tax benefit in 2019 is primarily driven by a release of the income tax valuation allowances on all federal deferred tax assets and certain state tax credits.
(5)EBITDA consists of earnings before interest, taxes, depreciation and amortization. Our use of EBITDA is further discussed in the “Reconciliation of Net Income (Loss) to EBITDA and Adjusted EBITDA” section of Item 7 herein. The following table reconciles net income (loss) to EBITDA for the periods presented:

	Predecessor	Successor
	January 1, 2016	July 15, 2016
	Through	Through
	July 14,	December 31,	Year Ended December 31,
(Dollars in millions)	2016	2016	2017	2018	2019	2020
Reconciliation of net income (loss) to EBITDA:
Net income (loss)	$1,178	$(32)	$(30)	$171	$70	$(101)
Income tax expense (benefit)	—	(20)	(8)	—	(91)	(9)
Interest expense	39	17	38	33	2	1
Depreciation and amortization	100	93	115	111	183	153
EBITDA	$1,317	$58	$115	$315	$164	$44

(6)Working capital is defined as current assets net of current liabilities, excluding assets held for sale and the current portion of long-term debt and finance leases.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a leading North American producer of coated paper, shipped in both roll and sheet formats, which is used primarily in printing applications to produce high-end advertising brochures, catalogs and magazines among other media and marketing publications as well as specialty and packaging applications. We also produce and sell NBHK pulp, which is used to manufacture printing and writing paper grades and tissue products.

As of the date of this report, we operate three paper machines at our mill in Escanaba, Michigan and one paper machine and one NBHK pulp machine at our mill in Quinnesec, Michigan. The mills have an aggregate annual production capacity of approximately 1,400,000 tons of paper and market NBHK pulp. In 2019, we shut down our paper mill in Luke, Maryland. In 2020, we sold our mills located in Jay, Maine and Stevens Point, Wisconsin, and indefinitely idled our mills in Duluth, Minnesota and Wisconsin Rapids, Wisconsin but continue to operate the sheeting facility at our Wisconsin Rapids Mill to convert paper produced at our Michigan mills to sheets for the commercial print market. In December 2020, we decided to permanently shut down our paper mill in Duluth, Minnesota and to continue our efforts to sell the mill.

Financial Overview

Net sales for the year ended December 31, 2020 declined by $1,085 million or 44% compared to the prior year, as a result of significant declines in sales volume and unfavorable price/mix. Of the $1,085 million, or 44% net sales decline, $186 million, or 8%, was attributable to the closure of our Luke Mill in June 2019, $489 million, or 20%, was a result of the sale of our Androscoggin and Stevens Point mills in February 2020, and $146 million, or 6%, was attributable to the indefinite idling of our Duluth and Wisconsin Rapids mills in July 2020. Total company sales volume was down from 2,647 thousand tons during the year ended December 31, 2019, to 1,674 thousand tons during the year ended December 31, 2020. Of the 973 thousand ton volume decline, 185 thousand tons were attributable to the closure of our Luke Mill in June 2019, 479 thousand tons were a result of the sale of our Androscoggin and Stevens Point mills in February 2020, 170 thousand tons were attributable to the indefinite idling of our Duluth and Wisconsin Rapids mills in July 2020, and the additional decline resulted from lower customer demand driven by the COVID-19 pandemic.

Recent Developments

Sale of Androscoggin Mill and Stevens Point Mill

On November 11, 2019, we entered into a Purchase Agreement with Pixelle whereby we agreed to sell to Pixelle all of the outstanding membership interests in Verso Androscoggin, LLC, an indirect wholly owned subsidiary of Verso and the entity that, as of the closing date of the Pixelle Sale, held all the assets primarily related to Verso’s Androscoggin Mill located in Jay, Maine, and Stevens Point Mill, located in Stevens Point, Wisconsin. The transaction was approved by Verso’s stockholders on January 31, 2020, and closed on February 10, 2020. As consideration for the Pixelle Sale, we received $352 million in cash, which reflected certain adjustments related to our estimates of cash, indebtedness and working capital of Verso Androscoggin, LLC and Pixelle assumed $37 million of Verso’s unfunded pension liabilities, which reflected certain adjustments in connection with the completed transfer of the unfunded pension liabilities during the year ended December 31, 2020. The Pixelle Sale reduced the aggregate annual production capacity of our mills by approximately 660,000 tons. The Androscoggin and Stevens Point mills together represented approximately 22% of our revenues for the year ended December 31, 2019. See Note 4 to our Consolidated Financial Statements.

Duluth and Wisconsin Rapids Mills

On June 9, 2020, we announced plans to indefinitely idle our mills in Duluth, Minnesota and Wisconsin Rapids, Wisconsin, while exploring viable and sustainable alternatives for both mills. Those alternatives included restarting, selling or permanently closing one or both mills. To assist in evaluating the possible sale of these idled mills, we have been working with outside advisors. Our decision to reduce production capacity was driven by the accelerated decline in graphic paper demand, primarily resulting from the COVID-19 pandemic. The “stay-at-home” and other orders related to the COVID-19 pandemic have significantly reduced the use of print advertising in various industries, including retail, sports, entertainment and tourism. The production capacity of the Duluth Mill is approximately 270,000 tons of supercalendered/packaging paper and the production capacity of the Wisconsin Rapids Mill is approximately 540,000 tons of coated and packaging paper. We idled production at the Duluth Mill on July 1, 2020 and at the Wisconsin Rapids Mill on July 27, 2020. In the third quarter of 2020, we recognized $3 million in severance and benefit costs, included in Costs of products sold, associated with the idling of our Duluth Mill and in the fourth quarter of 2020, we recognized $5 million in severance and benefit costs, included in Costs of products sold, associated with the idling of our Wisconsin Rapids Mill. We continue to operate the facility at our Wisconsin Rapids Mill to convert paper produced at our Quinnesec and Escanaba mills to sheets for the commercial print market.

On December 31, 2020, we decided to permanently shut down our paper mill in Duluth, Minnesota while continuing with efforts to sell the mill. We furloughed approximately 190 employees when the mill was idled in July 2020, while a smaller group of approximately 35 employees remained at the mill to maintain critical systems. In connection with the closure of the Duluth Mill, we recognized $65 million of accelerated depreciation which is included in Depreciation and amortization on the Consolidated Statement of Operations for the year ended December 31, 2020. In addition, we recognized $6 million in charges associated with certain contract termination, write-off of property, plant and equipment, spare parts and inventory, and $1 million in additional severance and related benefits in the fourth quarter of 2020 due to a further reduction in the remaining employees.

On February 8, 2021, we decided to permanently shut down the No. 14 paper machine and certain other long-lived assets at our paper mill in Wisconsin Rapids, Wisconsin, while continuing to explore viable and sustainable alternatives with the remaining assets, including our converting operations, No. 16 paper machine and other remaining long-lived assets. This decision will permanently reduce our total annual production capacity by 185,000 tons of coated paper. We furloughed approximately 700 employees when the Wisconsin Rapids Mill was idled in July 2020 and do not expect to further reduce the number of employees remaining at the mill. In the first quarter of 2021, we expect to recognize $95 million to $105 million of accelerated depreciation and pre-tax non-cash charges associated with the No. 14 paper machine and certain other long-lived assets.

Luke Mill

On April 30, 2019, we announced the permanent shutdown of our paper mill in Luke, Maryland in response to the continuing decline in customer demand for the grades of coated freesheet paper produced at the Luke Mill, along with rising input costs, a significant influx of imports and rising compliance costs and infrastructure challenges associated with environmental regulation. We completed the shutdown and closure of the Luke Mill in June 2019, which reduced our coated freesheet production capacity by approximately 450,000 tons and eliminated approximately 675 positions.

On August 1, 2020, we entered into an equipment purchase agreement with Halkali Kagit Karton Sanayi ve Tic. A.S., a company organized under the laws of Turkey, whereby we agreed to sell, and the buyer agreed to purchase, certain equipment at our Luke Mill, primarily including two paper machines. The purchase price was $11 million in cash due at various milestones. We received $8 million in non-refundable deposits associated with the sale during the year ended December 31, 2020, and an additional $1 million in the first quarter of 2021. We expect to receive an additional $1 million in the second quarter of 2021 and the final payment of $1 million by the third quarter of 2021. The closing of the equipment purchase, including the transfer of title and ownership of the equipment to the buyer, will occur upon satisfactory completion of the disassembly and removal of the equipment and the receipt, by us, of all payments due from the buyer.

On October 30, 2020, we received $4 million of cash proceeds for the sale of ancillary land associated with our Luke Mill, with a net book value of $4 million.

We have evaluated the remaining assets of our Luke Mill and have received a letter of intent to purchase these assets. Negotiations for a purchase agreement are ongoing.

Changes to Directors and Officers

On January 30, 2020, we entered into a Cooperation Agreement with Lapetus Capital II LLC together with its affiliates, including Atlas and Blue Wolf and certain of their respective affiliates, which settled the proxy contest with respect to our 2019 Annual Meeting.

Pursuant to the Cooperation Agreement, Verso, Atlas and Blue Wolf agreed to take the necessary actions for Verso’s Board of Directors to consist of the following individuals immediately after our 2019 Annual Meeting: Dr. Robert K. Beckler, Marvin Cooper, Sean T. Erwin, Jeffrey E. Kirt, Randy J. Nebel, Nancy M. Taylor and Adam St. John. Immediately following the certification of voting result of the 2019 Annual Meeting on February 6, 2020, Marvin Cooper was appointed to fill a vacancy on the Board.

On September 30, 2020, Adam St. John resigned from his role as President and Chief Executive Officer and from our Board of Directors and Randy J. Nebel, a member of our Board of Directors, was appointed as our interim President and Chief Executive Officer. On January 27, 2021, the Board of Directors appointed Randy J. Nebel as Verso’s President and Chief Executive Officer.

COVID-19 Pandemic

The outbreak of COVID-19, which was declared by the World Health Organization to be a global pandemic, is impacting worldwide economic activity. In an effort to contain and combat the spread of COVID-19, government and health authorities around the world have taken extraordinary and wide-ranging actions, including orders to close all businesses not deemed essential, quarantines and “stay-at-home” orders. Although some of these governmental restrictions have since been lifted or scaled back, recent surges of COVID-19 and the discovery of new variants of the virus may lead to restrictions being implemented in an effort to reduce the spread of COVID-19. We serve as an essential manufacturing business and, as a result, we have continued to be operational during this time in order to meet the ongoing needs of our customers, including those in other essential business sectors, which provide food, medical and hygiene products needed in a global health crisis. The guidelines and orders enacted by federal, state and local governments have impacted demand from retailers, political campaigns, and sports and entertainment events, driving reduced purchases of printed materials and substantially impacting our graphic paper business.

Our COVID-19 preparedness and response team has been monitoring the pandemic and related events and preparing and implementing responses in accordance CDC and OSHA recommendations as well as federal, state and local guidelines.

While we cannot reasonably estimate the full impact of COVID-19 on our business, financial position, results of operations and cash flows, the pandemic will continue to have a negative impact on our business and financial results. The full extent to which COVID-19 impacts our operations will depend on future developments, which are highly uncertain, including, among others, the duration of the outbreak, new information that may emerge concerning the severity of COVID-19 and the actions taken, especially those by governmental authorities, to contain its spread or treat its impact including the availability, effectiveness and/or public acceptance of any FDA approved COVID-19 vaccines.

Share Repurchase Authorization

On February 26, 2020, our Board of Directors authorized up to $250 million of net proceeds from the Pixelle Sale to be used to repurchase outstanding shares of our common stock. During the year ended December 31, 2020, we purchased approximately 2.2 million shares of our common stock through open market purchases and 10b-5 programs under the share repurchase authorization at a weighted average cost of $13.39 per share.

In conjunction with the declaration of the special cash dividend of $3.00 per share, or $101 million, on August 5, 2020, our Board of Directors reduced the total amount of the share repurchase authorization from $250 million to $150 million. As of December 31, 2020, $121 million of the $150 million authorized remained.

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

We are primarily focused on serving the following end-user categories: specialty converters, general commercial print, catalogs and magazine publishers. Coated paper demand is primarily driven by advertising and print media usage. To offset the decline in demand for graphic paper, we are constantly looking at new product development and production improvements to reposition our assets into more stable markets.

Many of our customers provide us with forecasts, which allow us to plan our production runs in advance, optimizing production over our integrated mill system and thereby reducing costs and increasing overall efficiency. Generally, our sales agreements do not extend beyond the calendar year and provide for quarterly or semiannual price adjustments based on market price movements.

We reach our end-users through several channels, including merchants, brokers, printers and direct sales to end-users. We sell our products to approximately 200 customers which comprise approximately 1,100 end-user accounts. In 2020, our two largest customers, Central National-Gottesman and Veritiv Corporation, together accounted for 33% of our net sales.

Cost of Products Sold

We are subject to changes in our cost of sales caused by movements in underlying commodity prices. The principal components of our cost of sales are wood fiber, wood pulp, chemicals, energy, labor and maintenance. Costs for commodities, including wood fiber, wood pulp, chemicals and energy, are the most variable component of our cost of sales because their prices can fluctuate substantially, sometimes within a relatively short period of time. In addition, our aggregate commodity purchases fluctuate based on the volume of paper that we produce.

Wood Fiber. We source our wood fiber from a broad group of timberland and sawmill owners located in the regions around our mills. Our cost to purchase wood is affected directly by the market price of wood in our regional markets and indirectly by the variability of fuel cost for the logging and transportation of timber to our facilities. While we have fiber supply agreements in place that ensure delivery of a substantial portion of our wood requirements, purchases under these agreements are typically at market rates.

Wood Pulp. We source bleached wood pulp from market producers to supplement fiber requirements at our mills. The primary pulp procured is Northern Bleached Softwood Kraft, or “NBSK.” NBSK pulp is produced using a chemical process, whereby softwood chips are combined with chemicals and steam to separate the wood fibers. The fibers are washed and screened to remove the chemicals and lignin. Then the pulp is bleached to the necessary brightness. NBSK pulp provides a brighter fiber and the long fiber length from softwood pulp is beneficial for paper strength. We expect imbalances in supply and demand to create volatility in prices for market NBSK from time to time.

Chemicals. Chemicals utilized in the manufacturing of coated paper include latex, clay, starch, calcium carbonate, caustic soda, sodium chlorate and titanium dioxide. We purchase these chemicals from a variety of suppliers and are not dependent on any single supplier to satisfy our chemical needs. We expect imbalances in supply and demand to periodically create volatility in prices for certain chemicals.

Energy. We produce a significant portion of our energy needs for our paper mills from sources such as waste wood, waste heat recovery, liquid biomass from our pulping process and internal energy cogeneration facilities. Our external energy purchases include fuel oil, natural gas, coal and electricity. Our overall energy expenditures are mitigated by our internal energy production capacity and ability to switch between certain energy sources. The use of derivative contracts is also considered as part of our risk management strategy to manage our exposure to market fluctuations in energy prices.

Our indirect wholly-owned subsidiary, Consolidated Water Power Company, or “CWPCo,” has 33.3 megawatts of generating capacity on 39 generators located in five hydroelectric plants on the Wisconsin River. CWPCo is a regulated public utility that provides electricity to our Wisconsin Rapids facility, and a small number of industrial, light commercial and residential customers.

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

Depreciation and Amortization.

Depreciation and amortization expense represents the periodic charge to earnings through which the cost of tangible assets and intangible assets are recognized over the asset’s life. Changes in our asset basis, such as capital investments and impairment or sale of tangible or intangible assets, may produce year-to-year fluctuations in expense.

Selling, General and Administrative Expenses

The principal components of our Selling, general and administrative expenses are wages, salaries and benefits for our office personnel at our headquarters and our sales force, travel and entertainment expenses, advertising expenses, expenses relating to certain information technology systems and research and development expenses.

Effect of Inflation

While inflationary increases on certain raw materials such as energy, wood fiber, wood pulp and chemicals have an impact on our operating results, sales prices and volumes are more strongly influenced by supply and demand factors in specific markets and by exchange rate fluctuations than by inflationary factors.

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

Pension

We offer various pension and retirement benefits to certain employees. All of our defined benefit pension plans are frozen to new entrants. The calculation of the obligations and related expenses under the plan requires the use of actuarial valuation methods and assumptions, including the expected long-term rate of return on plan assets, discount rates and changes in mortality rates. The table below shows assumptions used by us for the periods shown:

	Year Ended December 31,		Nine months ended September 30,	Three months ended December 31,
	2018	2019	2020	2020
Weighted average assumptions used to determine benefit obligations as of end of period:
Discount rate	4.17%	3.11%	2.71%	2.57%
Weighted average assumptions used to determine net periodic pension cost for the period:
Discount rate	3.51%	4.17%	3.11%	2.71%
Expected long-term return on plan assets	6.50%	7.00%	6.50%	6.50%
Cash balance interest credit rate	4.60%	4.49%	4.33%	4.33%

We evaluate the actuarial assumptions annually as of December 31 (the measurement date), unless a significant event occurs during the year requiring a remeasurement (such as a plan amendment, settlement, or curtailment). We consider changes in these long-term factors based upon market conditions and the requirements of ASC Topic 715, Compensation—Retirement Benefits. These assumptions are used to calculate benefit obligations as of December 31 of the current year and pension expense to be recorded for the following year. The discount rate assumption reflects the yield on a portfolio of high quality fixed-income instruments that have a similar duration to the plan’s liabilities. The expected long-term rate of return assumption reflects the average return expected on the assets invested to provide for the plan’s liabilities.
Actuarial valuations and assumptions used in the determination of future values of plan assets and liabilities are subject to management judgment and may differ significantly if different assumptions are used. The following table highlights the sensitivity of our pension obligations and 2021 net periodic pension cost (income) to changes in these assumptions, assuming all other assumptions remain constant.

	Impact on 2021 Net Periodic	Impact on Pension
Change in Assumption	Pension Cost (Income)	Benefit Obligation
0.25 percentage point decrease in discount rate	Decrease $3 million	Increase $44 million
0.25 percentage point increase in discount rate	Increase $2 million	Decrease $42 million
0.25 percentage point decrease in expected rate of return on assets	Increase $3 million
0.25 percentage point increase in expected rate of return on assets	Decrease $3 million

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

Income taxes

We are subject to income taxes in the United States. Significant judgments and estimates are required in determining the consolidated income tax expense. The provision for income taxes includes income taxes paid, currently payable or receivable, and deferred taxes. Under GAAP, deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using enacted tax rates and laws that are expected to be in effect when the differences reverse. Deferred tax assets are also recognized for the estimated future effects of tax loss and credit carryforwards. The effect on deferred taxes of changes in tax rates is recognized in the period in which the enactment date occurs. Valuation allowances are established when necessary on a jurisdictional basis to reduce deferred tax assets to the amounts expected to be realized. In the event that the actual outcome of future tax consequences differs from our estimates and assumptions due to changes or future events, the resulting change to the provision for income taxes could have a material effect on our Consolidated Financial Statements.

The recoverability of deferred tax assets and the recognition and measurement of uncertain tax positions are subject to various assumptions and judgment by us. If actual results differ from the estimates made by us in establishing or maintaining valuation allowances against deferred tax assets, the resulting change in the valuation allowance would generally impact earnings or other comprehensive income depending on the nature of the respective deferred tax asset. Positive and negative evidence is considered in determining the need for a valuation allowance against deferred tax assets, which includes such evidence as historical earnings, projected future earnings, tax planning strategies and expected timing of reversal of existing temporary differences. Additionally, the positions taken with regard to tax contingencies may be subject to audit and review by tax authorities, which may result in future taxes, interest and penalties.

In determining the recoverability of deferred tax assets we give consideration to all available positive and negative evidence including reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial operations. We place the most weight to historical earnings and we consider three years of cumulative income or loss. In addition, we have reflected increases and decreases in our valuation allowance based on the overall weight of positive versus negative evidence on a jurisdiction by jurisdiction basis.

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

	Year Ended December 31,
(Dollars in millions)	2018	2019	2020
Net sales	$2,682	$2,444	$1,359
Costs and expenses:
Cost of products sold (exclusive of depreciation and amortization)	2,321	2,138	1,334
Depreciation and amortization	111	183	153
Selling, general and administrative expenses	102	104	77
Restructuring charges	1	52	12
Other operating (income) expense	(5)	4	(89)
Operating income (loss)	152	(37)	(128)
Interest expense	33	2	1
Other (income) expense	(52)	(18)	(19)
Income (loss) before income taxes	171	(21)	(110)
Income tax expense (benefit)(1)	—	(91)	(9)
Net income (loss)	$171	$70	$(101)
(1) Income tax benefit in 2019 previously reported as a benefit of $117 million, is presented as corrected as a benefit of $91 million (see Note 1 to our Consolidated Financial Statements).

2020 Compared to 2019

Net sales. Net sales for the year ended December 31, 2020 declined by $1,085 million or 44% compared to the prior year, as a result of significant declines in sales volume and unfavorable price/mix. Of the $1,085 million, or 44% net sales decline, $186 million, or 8%, was attributable to the closure of our Luke Mill in June 2019, $489 million, or 20%, was a result of the sale of our Androscoggin and Stevens Point mills in February 2020, and $146 million, or 6%, was attributable to the indefinite idling of our Duluth and Wisconsin Rapids mills in July 2020. Total company sales volume was down from 2,647 thousand tons during the year ended December 31, 2019, to 1,674 thousand tons during the year ended December 31, 2020. Of the 973 thousand ton volume decline, 185 thousand tons were attributable to the closure of our Luke Mill in June 2019, 479 thousand tons were a result of the sale of our Androscoggin and Stevens Point mills in February 2020, 170 thousand tons were attributable to the indefinite idling of our Duluth and Wisconsin Rapids mills in July 2020, and the additional decline resulted from lower customer demand driven by the COVID-19 pandemic.

Operating income (loss). Operating loss was $128 million for the year ended December 31, 2020, a decrease of $91 million when compared to operating loss of $37 million for the year ended December 31, 2019.

Operating results for the year ended December 31, 2020 were positively impacted by:
•Lower input costs of $20 million, driven by lower chemical, energy and purchased pulp costs, partially offset by higher fiber costs
•Lower freight costs of $9 million
•Lower depreciation expense of $30 million primarily due to $76 million in accelerated depreciation associated with the closure of our Luke Mill in June 2019, as well as the sale of our Androscoggin and Stevens Point mills in February 2020, partially offset by $65 million in accelerated depreciation associated with the closure of our Duluth Mill in December 2020
•Reduced planned major maintenance costs of $28 million, primarily driven by the cancellation of the annual outage at our Wisconsin Rapids Mill, costs incurred at our Androscoggin Mill in 2019 that did not recur in 2020 and timing of a biannual outage at our Quinnesec Mill
•Lower restructuring charges of $40 million primarily associated with the closure of our Luke Mill in June 2019, partially offset by the closure of our Duluth Mill in December 2020
•Lower Selling, general and administrative costs of $27 million primarily driven by cost reduction initiatives in connection with the sale of our Androscoggin and Stevens Point mills in February 2020 and lower equity compensation expense, partially offset by increased severance costs incurred due to our headcount reduction initiatives and costs associated with the proxy solicitation contest
•Higher other operating income of $93 million, primarily as a result of the $94 million gain on the sale of our Androscoggin and Stevens Point mills, partially offset by a $1 million loss on related pension settlement

Operating results for the year ended December 31, 2020 were negatively impacted by:
•Unfavorable price/mix of $123 million
•Lower sales volume resulting in a decrease of $131 million in net operating income, driven by the impact of the COVID-19 pandemic, the closure of our Luke Mill in June 2019, the sale of our Androscoggin and Stevens Point mills in February 2020 and the indefinite idling of our Duluth and Wisconsin Rapids mills in July 2020
•Higher net operating expenses of $84 million primarily driven by market downtime, costs incurred to idle our Duluth and Wisconsin Rapids mills, severance costs and an extension of the planned outage at our Quinnesec Mill, partially offset by cost reduction initiatives across our mill system, reduced corporate overhead and union ratification expense for signing bonuses and for the settlement of various work arrangement issues in 2019 that did not recur in 2020

Other (income) expense. Other income for the year ended December 31, 2020 and December 31, 2019 includes income of $20 million and $18 million, respectively, associated with the non-operating components of net periodic pension cost (income).

Income tax expense (benefit). Income tax benefit was $9 million for the year ended December 31, 2020, which primarily reflects estimated tax benefit for the period, partially offset by $9 million of additional valuation allowance recognized against state tax credits. The year ended December 31, 2020 includes $7 million of income tax expense related to the year ended December 31, 2019. This resulted from recording an adjustment for the federal tax effect on deferred tax assets for state net operating losses and state tax credits established in 2019 without a federal tax effect. Income tax benefit for the year ended December 31, 2019 was primarily offset by the valuation allowance adjustment.

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

Operating income (loss). Operating loss was $37 million for the year ended December 31, 2019, a decrease of $189 million when compared to operating income of $152 million for the year ended December 31, 2018.

Operating results for the year ended December 31, 2019 were positively impacted by:
•Improved price/mix of $20 million
•Lower freight costs of $6 million

Operating results for the year ended December 31, 2019 were negatively impacted by:
•Lower margin of $43 million resulting from a decrease in sales volume driven by the closure of our Luke Mill and a decline in graphic paper and NBHK pulp sales, partially offset by an increase in specialty and packaging paper sales
•Higher input costs of $2 million driven primarily by higher costs of wood fiber, partially offset by improved energy costs
•Higher Selling, general and administrative costs of $2 million driven by severance costs and equity compensation expense in connection with the former Chief Executive Officer pursuant to his employment agreement and, costs related to the Pixelle Sale and proxy solicitation, partially offset by reduced incentive expense in 2019 and continued cost cutting initiatives
•Higher operating expenses of $31 million driven primarily by market downtime, union ratification expense for signing bonuses and the settlement of various work arrangement issues, a power outage and subsequent acid sewer failure at our Wisconsin Rapids Mill, higher unplanned maintenance costs resulting from reliability events at our Wisconsin Rapids and Escanaba mills and environmental costs associated with remediation efforts at our Luke Mill
•Increased planned major maintenance costs of $5 million driven primarily by planned maintenance performed at our Escanaba Mill during the year ended December 31, 2019 that was not performed during the year ended December 31, 2018, partially offset by planned maintenance performed at our Luke Mill during the year ended December 31, 2018, which was not performed during the year ended December 31, 2019
•Higher depreciation expense of $72 million driven by $76 million of accelerated depreciation in connection with the closure of our Luke Mill

Other impacts to operating results included:
•Restructuring charges for the year ended December 31, 2019 increased $51 million compared to the year ended December 31, 2018, primarily as a result of the closure of our Luke Mill
•Other operating income for the year ended December 31, 2019 decreased $9 million compared to the year ended December 31, 2018, as a result of the $9 million gain on the sale of our Wickliffe Mill in 2018

Interest expense. Interest expense for the year ended December 31, 2019 decreased $31 million or 94% compared to the year ended December 31, 2018. Interest expense for the year ended December 31, 2018 included $15 million in non-cash accelerated amortization of debt issuance cost and discount associated with the voluntary principal prepayments and excess cash flow payments on our prior term loan facility. The remaining decrease in interest expense resulted from the reduction in amounts outstanding under our ABL Facility and the repayment and termination of our prior term loan facility in September 2018.

Other (income) expense. Other income for the year ended December 31, 2019 and December 31, 2018 included income of $18 million and $12 million, respectively, associated with the non-operating components of net periodic pension cost (income), including $13 million of pension settlement gain in the year ended December 31, 2019. Additionally, the year ended December 31, 2018 included $42 million of income related to the Settlement Agreement (see Note 16 to our Consolidated Financial Statements).

Income tax expense (benefit). Income tax benefit was $91 million for the year ended December 31, 2019, primarily attributable to a release of the income tax valuation allowances on all federal deferred tax assets and certain state tax credits. At December 31, 2019, we considered the existence of recent cumulative income from continuing operations as a source of positive evidence and concluded to reverse a portion of the income tax valuation allowance.

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

The following table reconciles Net income (loss) to EBITDA and Adjusted EBITDA for the periods presented:

	Year Ended December 31,
(Dollars in millions)	2018	2019	2020
Net income (loss)	$171	$70	$(101)
Income tax expense (benefit)	—	(91)	(9)
Interest expense	33	2	1
Depreciation and amortization	111	183	153
EBITDA	$315	$164	$44
Adjustments to EBITDA:
Restructuring charges (1)	1	52	12
Luke Mill post-closure costs (2)	—	9	15
Non-cash equity award compensation (3)	8	12	5
Gain on Sale of Androscoggin/Stevens Point Mills (4)	—	—	(94)
Duluth and Wisconsin Rapids Mills idle costs(5)	—	—	37
Androscoggin PM No. 3 startup (6)	10	—	—
Countervailing duty settlement (7)	(42)	—	—
(Gain) loss on sale or disposal of assets (8)	(8)	2	4
Post-reorganization costs (9)	4	—	—
Other severance costs (10)	—	4	18
Strategic initiatives costs (11)	5	6	—
Stockholders proxy solicitation costs (12)	—	1	4
Other items, net (13)	3	1	2
Adjusted EBITDA(14)	$296	$251	$47

(1)     For 2018, charges are primarily associated with the closure and relocation of the Memphis office headquarters and closure of our Wickliffe Mill. For 2019, charges are associated with the closure of our Luke Mill in June 2019. For 2020, charges are associated with the closure of our Luke Mill and the closure of our Duluth Mill in December 2020.
(2)     Costs recorded after the permanent shutdown of our Luke Mill that are not associated with product sales or restructuring activities.
(3)     Amortization of non-cash incentive compensation.
(4) Gain on the sale of outstanding membership interests in Verso Androscoggin, LLC in February 2020, which included our Androscoggin Mill and Stevens Point Mill.
(5) Costs associated with the indefinite idling of our Duluth Mill and Wisconsin Rapids Mill beginning in July 2020, that are not associated with product sales or restructuring activity.
(6)     Costs incurred in connection with the upgrade of the previously shuttered No. 3 paper machine and pulp line at our Androscoggin Mill.
(7)     Countervailing duty settlement gains pursuant to the Settlement Agreement (see Note 16 to our Consolidated Financial Statements).
(8)     Realized (gain) loss on the sale or disposal of assets, including a $9 million gain on the sale of our Wickliffe Mill in September 2018.
(9)     Fees associated with our prior Chapter 11 cases.
(10)     Severance and related benefit costs not associated with restructuring activities.
(11)    Professional fees and other charges associated with our strategic alternatives initiative, including certain costs incurred in 2019 related to the Pixelle Sale.
(12) Costs incurred in connection with the stockholders proxy solicitation contest.
(13)    Other miscellaneous adjustments.
(14)    Adjusted EBITDA for 2019 and 2020, include $13 million of income and $1 million of expense, respectively, related to pension settlements (see Note 12 to our Consolidated Financial Statements).

Liquidity and Capital Resources

Our principal cash requirements include ongoing operating costs for working capital needs, capital expenditures for maintenance and strategic investments in our mills and pension contributions. We believe our cash and cash equivalents at December 31, 2020, future cash generated from operations and, to the extent necessary, the availability under our ABL Facility will be sufficient to meet these needs for at least the next twelve months. While changes in these ongoing operating costs can impact operating cash generation, we believe that our planning and strategies on pricing and cost control have resulted in our improved liquidity in recent years. We also utilize factoring of accounts receivable from time to time (for example, discounted accelerated payment programs sponsored by customers) as an alternative source of funds when cost is favorable to our ABL Facility or due to other considerations. Our ability to sustain our working capital position is subject to a number of risks that we discuss in “Part I, Item 1A, Risk Factors.”
As of December 31, 2020, we had cash and cash equivalents of $137 million while the outstanding balance of our ABL Facility was zero, with $21 million issued in letters of credit and $176 million available for future borrowings.
On February 26, 2020, our Board of Directors authorized up to $250 million of net proceeds from the Pixelle Sale to be used to repurchase outstanding shares of our common stock. During the year ended December 31, 2020, we purchased approximately 2.2 million shares of our common stock through open market purchases and 10b-5 programs under the share repurchase authorization at a weighted average cost of $13.39 per share. In conjunction with the declaration of the special cash dividend of $3.00 per share, or $101 million, on August 5, 2020, our Board of Directors reduced the total amount of the share repurchase authorization from $250 million to $150 million. As of December 31, 2020, $121 million of the $150 million authorized remained.

We initiated a $0.10 per share quarterly dividend starting in the second quarter of 2020. See Note 13 to our Consolidated Financial Statements for further information.

On February 5, 2021, our Board of Directors declared a quarterly cash dividend of $0.10 per share of Verso common stock, payable on March 29, 2021, to stockholders of record on March 18, 2021. We expect to continue to pay quarterly cash dividends of $0.10 per share of Verso common stock for the foreseeable future, subject to the approval of our Board of Directors.

In 2021, Verso expects to make cash contributions to the pension plan of $46 million (see Note 12 to our Consolidated Financial Statements).

During the year ended December 31, 2018, we made scheduled principal payments totaling $9 million, on our prior term loan facility. As a result of the excess cash flow requirement in our prior term loan facility, we were obligated to fund additional principal payments during the year ended December 31, 2018 of $21 million. We also elected to make additional voluntary principal prepayments on our prior term loan facility totaling $116 million during the year ended December 31, 2018, from available liquidity, including amounts borrowed under our ABL Facility. The mandatory and voluntary principal prepayments resulted in the full pay off of our prior term loan facility on September 10, 2018.

Our cash flows from operating, investing and financing activities, as reflected in the accompanying Consolidated Statements of Cash Flows, are summarized in the following table.

	Year Ended December 31,
(Dollars in millions)	2018	2019	2020
Net cash provided by (used in):
Operating activities	$283	$125	$(62)
Investing activities	(52)	(104)	303
Financing activities	(212)	(5)	(146)
Change in cash and cash equivalents and restricted cash	$19	$16	$95

Operating Activities

Our operating cash flow requirements are primarily for salaries and benefits, the purchase of raw materials including wood fiber, wood pulp, chemicals and energy, and other expenses such as maintenance and warehousing costs. In 2020, our net cash used in operating activities of $62 million primarily reflects a net loss of $101 million adjusted for noncash pension income of $16 million, pension plan contributions of $49 million, gain on Sale of Androscoggin/Stevens Point Mills of $94 million and deferred taxes of $9 million, partially offset by noncash depreciation and amortization of $153 million, $5 million of noncash restructuring charges related to the closure Duluth Mill, $5 million of equity award expense and cash provided by working capital related changes of $40 million. The net cash provided from working capital related changes was primarily attributable to collections on our accounts receivable and reductions in finished goods inventory levels, partially offset by payments that reduced our accounts payable and accrued liabilities.

In 2019, our operating cash flow requirements are primarily for salaries and benefits, the purchase of raw materials including wood fiber, wood pulp, chemicals and energy, and other expenses such as maintenance and warehousing costs. In 2019, our net cash provided by operating activities of $125 million primarily reflects a net income of $70 million adjusted for noncash depreciation and amortization of $183 million, $20 million of noncash restructuring charges related to the closure of our Luke Mill and $12 million of equity award expense, partially offset by noncash pension income of $14 million, pension plan contributions of $42 million, deferred taxes of $91 million and cash used for working capital related changes of $16 million. The net cash used for working capital related changes was primarily attributable to payments that reduced our accounts payable and accrued liabilities, partially offset by collections on our accounts receivable.

In 2018, our net cash provided by operating activities of $283 million primarily reflects a net income of $171 million adjusted for noncash depreciation and amortization of $111 million, $19 million of noncash amortization of debt issuance cost and discount and $31 million of cash provided by working capital related changes, partially offset by pension plan contributions of $43 million.

Investing Activities
In 2020, our net cash provided by investing activities of $303 million consisted primarily of $345 million in net proceeds from the sale of our Androscoggin and Stevens Point mills, partially offset by $48 million of capital expenditures.
In 2019, our net cash used in investing activities of $104 million consisted primarily of $105 million of capital expenditures.
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
Financing Activities

In 2020, our net cash used in financing activities of $146 million consisted primarily of $111 million of dividends paid to stockholders, $34 million in acquisition of treasury stock, as well as borrowings with offsetting payments on our ABL Facility.

In 2019 our net cash used in financing activities of $5 million consisted primarily of $3 million in acquisition of treasury stock, as well as borrowings with offsetting payments on our ABL Facility.

In 2018, our net cash used in financing activities of $212 million consisted primarily of $146 million in payments on the prior term loan facility, which included $9 million in scheduled principal payments, $21 million as a result of the excess cash flow requirement and $116 million in additional voluntary principal prepayments, and net payments of $65 million on our ABL Facility.

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
On February 6, 2019, Verso Paper entered into a second amendment to our ABL Facility, or the “ABL Amendment.” As a result of our ABL Amendment, our ABL Facility provides for revolving commitments of $350 million, with a $100 million sublimit for letters of credit and a $35 million sublimit for swingline loans. Verso Paper may request one or more incremental revolving commitments in an aggregate principal amount up to the greater of (i) $75 million or (ii) the excess of the borrowing base over the revolving facility commitments of $350 million; however, the lenders are not obligated to increase the revolving commitments upon any such request. Availability under our ABL Facility is subject to customary borrowing conditions. Our ABL Facility will mature on February 6, 2024.

Outstanding borrowings under our ABL Facility bear interest at an annual rate equal to, at the option of Verso Paper, either (i) a customary London interbank offered rate plus an applicable margin ranging from 1.25% to 1.75% or (ii) the Federal Funds Rate plus an applicable margin ranging from 0.25% to 0.75%, determined based upon the average excess availability under our ABL Facility. Verso Paper is also required to pay a commitment fee for the unused portion of our ABL Facility of 0.25% per year, based upon the average revolver usage under our ABL Facility.

The amount of borrowings and letters of credit available to Verso Paper pursuant to our ABL Facility is limited to the lesser of $350 million or an amount determined pursuant to a borrowing base ($197 million as of December 31, 2020). As of December 31, 2020, the outstanding balance of our ABL Facility was zero, with $21 million issued in letters of credit and $176 million available for future borrowings.

All obligations under our ABL Facility are unconditionally guaranteed by Verso Holding and certain of the subsidiaries of Verso Paper. The security interest with respect to our ABL Facility consists of a first-priority lien on certain assets of Verso Paper, Verso Holding and the other guarantor subsidiaries, including accounts receivable, inventory, certain deposit accounts, securities accounts and commodities accounts.

Our ABL Facility contains financial covenants requiring Verso, among other things, to maintain a minimum fixed charge coverage ratio if availability were to drop below prescribed thresholds. As of December 31, 2020, we were above the prescribed thresholds in our ABL Facility. Our ABL Facility also requires that certain payment conditions, as defined therein, are met in order for Verso to incur debt or liens, pay cash dividends, repurchase equity interest, prepay indebtedness, sell or dispose of assets and make investments in or merge with another company.

If Verso Paper were to violate any of the covenants under our ABL Facility and were unable to obtain a waiver, it would be considered a default after the expiration of any applicable grace period. If Verso Paper were in default under our ABL Facility, then the lenders thereunder may exercise remedies in accordance with the terms thereof. In addition, if Verso Paper were in default under our ABL Facility, no additional borrowings under our ABL Facility would be available until the default was waived or cured. Our ABL Facility provides for customary events of default, including a cross-event of default provision with respect to any other existing debt instrument having an aggregate principal amount that exceeds $25 million.

As of December 31, 2020, we were in compliance with the covenants in our ABL Facility.

Off-Balance Sheet Arrangements
None.

Contractual Obligations

The following table reflects our payments in connection with contractual obligations as of December 31, 2020:

		Payments Due by Period
(Dollars in millions)	Total	2021	2022-2023	2024-2025	Thereafter
Operating leases(1)	$15	$8	$6	$1	$—
Finance leases	6	2	3	1	—
Fiber supply agreements(2)	—	—	—	—	—
Purchase obligations(3)	80	21	35	20	4
Other long-term obligations(4)	33	5	7	6	15
Total	$134	$36	$51	$28	$19
Other Commercial Obligations
Standby letters of credit(5)	$21	$21	$—	$—	$—
Total	$21	$21	$—	$—	$—
(1)     The payments of $1 million for short-term leases are excluded from this table (see Note 8 to our Consolidated Financial Statements).
(2)     The contractual obligations consist of the minimum required expenditure to be made pursuant to our fiber supply agreements
(3)     Unconditional purchase obligations in the ordinary course of business for the purchase of certain raw materials, energy and services.

(4)     Pension benefit obligation has been excluded from the Contractual Obligations table (see Note 12 to our Consolidated Financial Statements).
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

We are primarily focused on serving the following end-user markets: specialty converters, general commercial print, catalogs and magazine publishers. Coated paper demand is primarily driven by advertising and print media usage. Advertising spending and magazine and catalog circulation tend to correlate with gross domestic product in the United States, as they rise with a strong economy and contract with a weak economy, which impacts media spend which further impacts magazine and catalog subscriptions.

Many of our customers provide us with forecasts, which allows us to plan our production runs in advance, optimizing production over our integrated mill system and thereby reducing costs and increasing overall efficiency. Generally, our sales agreements do not extend beyond the calendar year, and they typically provide for quarterly or semiannual price adjustments based on market price movements.

We reach our end-users through several channels, including merchants, brokers, printers and direct sales to end-users. We sell our products to approximately 200 customers which comprise approximately 1,100 end-user accounts. In 2020, our largest two customers, Central National-Gottesman and Veritiv Corporation, together accounted for 33% of our net sales.

Interest Rates

As of December 31, 2020, we had no borrowings outstanding under our ABL Facility. Borrowings under our ABL Facility bear interest at a variable rate based on LIBOR or the Federal Funds Rate, in each case plus an applicable margin (see “Liquidity and Capital Resources - Credit Facilities” above for additional information).

An increase in interest rates would increase the costs of our variable rate debt obligations, if we were borrowing under our ABL Facility. While we may enter into agreements limiting our exposure to higher interest rates, any such agreements may not offer complete protection from this risk. In addition, there is currently uncertainty around whether LIBOR will continue to exist after 2021. However, for U.S dollar LIBOR, it now appears that the relevant date may be deferred to June 30, 2023 for certain tenors (including overnight and one, three, six and 12 months), at which time the LIBOR administrator has indicated that it intends to cease publication of U.S. dollar LIBOR. Despite this potential deferral, the LIBOR administrator has advised that no new contracts using U.S. dollar LIBOR should be entered into after December 31, 2021. If LIBOR ceases to exist, we will need to enter into an amendment to our ABL Facility and we cannot predict what alternative reference rate would be negotiated with our lenders. If our lenders have increased costs due to changes in LIBOR, we may experience potential increases in interest rates on our variable rate debt, which could adversely impact our interest expense, results of operations and cash flows.

Commodity Prices

We are subject to changes in our cost of sales caused by movements in underlying commodity prices. The principal components of our cost of sales are wood fiber, wood pulp, chemicals, energy, labor and maintenance. The cost of commodities, including wood fiber, wood pulp, chemicals, and energy, is the most variable component of our cost of sales because prices can fluctuate substantially, sometimes within a relatively short period of time. In addition, our aggregate commodity purchases fluctuate based on the volume of paper that we produce.

Wood Fiber. We source our wood fiber from a broad group of timberland and sawmill owners located in the regions around our mills. Our cost to purchase wood is affected directly by the market price of wood in our regional markets and indirectly by the variability of fuel cost for the logging and transportation of timber to our facilities. While we have fiber supply agreements in place that ensure delivery of a substantial portion of our wood requirements, purchases under these agreements are typically at market rates.

Wood Pulp. We source bleached wood pulp from market producers to supplement fiber requirements at our mills. The primary pulp procured is Northern Bleached Softwood Kraft, or “NBSK.” NBSK pulp is produced using a chemical process, whereby softwood chips are combined with chemicals and steam to separate the wood fibers. The fibers are washed and screened to remove the chemicals and lignin. Then the pulp is bleached to the necessary brightness. NBSK pulp provides a brighter fiber and the long fiber length from softwood pulp is beneficial for paper strength. We expect imbalances in supply and demand to create volatility in prices for market NBSK from time to time.

Chemicals. Chemicals utilized in the manufacturing of coated paper include latex, clay, starch, calcium carbonate, caustic soda, sodium chlorate and titanium dioxide. We purchase these chemicals from a variety of suppliers and are not dependent on any single supplier to satisfy our chemical needs. We expect imbalances in supply and demand to periodically create volatility in prices for certain chemicals.

Energy. We produce a significant portion of our energy needs for our paper mills from sources such as waste wood, waste heat recovery, liquid biomass from our pulping process and internal energy cogeneration facilities. Our external energy purchases include fuel oil, natural gas, coal and electricity. Our overall energy expenditures are mitigated by our internal energy production capacity and ability to switch between certain energy sources. The use of derivative contracts is also considered as part of our risk management strategy to manage our exposure to market fluctuations in energy prices.

Item 8. Financial Statements and Supplementary Data

Verso Corporation
Consolidated Financial Statements

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of Verso Corporation’s internal control over financial reporting as of December 31, 2020, based upon the guidelines established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Verso Corporation’s internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America.

Based on the results of our evaluation, our management concluded that Verso Corporation’s internal control over financial reporting was effective as of December 31, 2020. We reviewed the results of management’s assessment with our Audit Committee.

The effectiveness of Verso Corporation’s internal control over financial reporting as of December 31, 2020, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their attestation report which appears below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Verso Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Verso Corporation and subsidiaries (the "Company") as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2021, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Defined Benefit Plan Assets—Hedge Fund and Private Equity Fund Valuation—Refer to Note 1 and Note 12 to the financial statements

Critical Audit Matter Description

The fair value of defined benefit plan assets in hedge funds and private equity funds are estimated using the net asset value (NAV) per share and total $89 million as of December 31, 2020. To derive the estimated NAV per share, various methodologies are utilized including, but not limited to, proprietary estimation models, quoted market prices, and third-party valuations for underlying securities within the investments; evaluation of contributions, distributions, interest, dividends, and management fees; as well as evaluation of the general market conditions and their correlation and impact on the investments.

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

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the valuation of the defined benefit plan’s hedge fund and private equity fund investments included the following, among others:

•We tested the design, implementation and operating effectiveness of the Company’s controls over the valuation of the defined benefit plan’s hedge fund and private equity fund investments as of December 31, 2020.

•We performed a retrospective review in which we compared the estimated fair value recorded by Verso in the December 31, 2019 financial statements, to the actual fair value of the defined benefit plan’s hedge fund and private equity fund (using the per-share NAV disclosed in the fund’s subsequently issued audited financial statements), to evaluate the appropriateness of management’s estimation process.

•We evaluated management’s ability to accurately estimate the fair value of hedge fund and private equity fund investments by performing a review of purchases and/or sales of hedge funds and private equity funds, initiated by Verso, that occurred close to December 31, 2020 (when available), taking those traded values into account as well as changes in market conditions between the observable transaction date and December 31, 2020.

•We rolled forward the valuation from each hedge fund or private equity fund’s most recently audited financial statements to December 31, 2020. This roll forward procedure included consideration of the Company’s transactions in the fund during the period as well as an estimate of the fund’s returns based on an appropriate benchmark or index. We then compared our independent fund valuation estimate to the December 31, 2020 balance recorded by the Company.

/s/ DELOITTE & TOUCHE LLP

Dayton, Ohio
March 1, 2021

We have served as the Company's auditor since 2006.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Verso Corporation

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Verso Corporation and subsidiaries (the “Company”) as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2020, of the Company and our report dated March 1, 2021, expressed an unqualified opinion on those financial statements.

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

/s/ DELOITTE & TOUCHE LLP

Dayton, Ohio
March 1, 2021

VERSO CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,
(Dollars in millions, except per share amounts)	2019	2020
ASSETS
Current assets:
Cash and cash equivalents	$42	$137
Accounts receivable, net	155	83
Inventories	395	224
Assets held for sale	—	17
Prepaid expenses and other assets	7	5
Total current assets	599	466
Property, plant and equipment, net	945	613
Deferred tax assets	92	122
Intangibles and other assets, net	59	44
Total assets	$1,695	$1,245
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$188	$80
Accrued and other liabilities	103	92
Current maturities of long-term debt and finance leases	2	1
Total current liabilities	293	173
Long-term debt and finance leases	5	4
Pension benefit obligation	369	350
Other long-term liabilities	41	34
Total liabilities	708	561
Commitments and contingencies (Note 16)
Equity:
Preferred stock -- par value $0.01 (50,000,000 shares authorized, no shares issued)	—	—
Common stock -- par value $0.01 (210,000,000 Class A shares authorized with 34,949,430 shares issued and 34,704,367 outstanding on December 31, 2019 and 35,877,533 shares issued and 33,133,649 outstanding on December 31, 2020; 40,000,000 Class B shares authorized with no shares issued and outstanding on December 31, 2019 and December 31, 2020)	—	—
Treasury stock -- at cost (245,063 shares on December 31, 2019 and 2,743,884 shares on December 31, 2020)	(5)	(39)
Paid-in-capital (including Warrants of $10 million)	698	705
Retained earnings (deficit)	172	(42)
Accumulated other comprehensive income	122	60
Total equity	987	684
Total liabilities and equity	$1,695	$1,245

See Notes to Consolidated Financial Statements.

VERSO CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(Dollars in millions, except per share amounts)	2018	2019	2020
Net sales	$2,682	$2,444	$1,359
Costs and expenses:
Cost of products sold (exclusive of depreciation and amortization)	2,321	2,138	1,334
Depreciation and amortization	111	183	153
Selling, general and administrative expenses	102	104	77
Restructuring charges	1	52	12
Other operating (income) expense	(5)	4	(89)
Operating income (loss)	152	(37)	(128)
Interest expense	33	2	1
Other (income) expense	(52)	(18)	(19)
Income (loss) before income taxes	171	(21)	(110)
Income tax expense (benefit)	—	(91)	(9)
Net income (loss)	$171	$70	$(101)
Income (loss) per common share:
Basic	$4.97	$2.03	$(2.95)
Diluted	4.88	2.00	(2.95)
Weighted average common shares outstanding (in thousands):
Basic	34,514	34,625	34,232
Diluted	35,096	35,134	34,232

See Notes to Consolidated Financial Statements.

VERSO CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
(Dollars in millions)	2018	2019	2020
Net income (loss)	$171	$70	$(101)
Other comprehensive income (loss), net of tax
Defined benefit pension plan:
Pension liability adjustment, net	(20)	2	(62)
Amortization of net actuarial loss	1	—	—
Other comprehensive income (loss), net of tax	(19)	2	(62)
Comprehensive income (loss)	$152	$72	$(163)

See Notes to Consolidated Financial Statements.

VERSO CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

	Class A		Class B
(Dollars in millions, shares in thousands)	Common Shares	Common Stock	Common Shares	Common Stock	Treasury Shares	Treasury Stock	Paid-in- Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity (Deficit)
Balance - December 31, 2017	34,173	$—	291	$—	9	$—	$676	$(62)	$132	$746
Net income (loss)	—	—	—	—	—	—	—	171	—	171
Other comprehensive income (loss), net	—	—	—	—	—	—	—	—	(19)	(19)
Treasury shares	—	—	—	—	77	(2)	2	—	—	—
Common stock issued for restricted stock	106	—	—	—	—	—	—	—	—	—
Class B stock converted to Class A stock	291	—	(291)	—	—	—	—	—	—	—
Equity award expense	—	—	—	—	—	—	8	—	—	8
Reclassification of stranded tax effects (ASU 2018-02)	—	—	—	—	—	—	—	(7)	7	—
Balance - December 31, 2018	34,570	$—	—	$—	86	$(2)	$686	$102	$120	$906
Net income (loss)	—	—	—	—	—	—	—	70	—	70
Other comprehensive income (loss), net	—	—	—	—	—	—	—	—	2	2
Treasury shares	—	—	—	—	159	(3)	—	—	—	(3)
Common stock issued for restricted stock	379	—	—	—	—	—	—	—	—	—
Equity award expense	—	—	—	—	—	—	12	—	—	12
Balance - December 31, 2019	34,949	$—	—	$—	245	$(5)	$698	$172	$122	$987
Net income (loss)	—	—	—	—	—	—	—	(101)	—	(101)
Other comprehensive income (loss), net	—	—	—	—	—	—	—	—	(62)	(62)
Treasury shares	—	—	—	—	2,499	(34)	—	—	—	(34)
Common stock issued for restricted stock	929	—	—	—	—	—	—	—	—	—
Dividends and dividend equivalents declared	—	—	—	—	—	—	2	(113)	—	(111)
Equity award expense	—	—	—	—	—	—	5	—	—	5
Balance - December 31, 2020	35,878	$—	—	$—	2,744	$(39)	$705	$(42)	$60	$684

See Notes to Consolidated Financial Statements.

VERSO CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(Dollars in millions)	2018	2019	2020
Cash Flows From Operating Activities:
Net income (loss)	$171	$70	$(101)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	111	183	153
Noncash restructuring charges	—	20	5
Net periodic pension cost (income)	(7)	(14)	(16)
Pension plan contributions	(43)	(42)	(49)
Amortization of debt issuance cost and discount	19	1	—
Gain on Sale of Androscoggin/Stevens Point Mills	—	—	(94)
Equity award expense	8	12	5
(Gain) loss on sale or disposal of assets	(8)	2	4
Deferred taxes	—	(91)	(9)
Prepayment premium on Term Loan Facility	1	—	—
Changes in assets and liabilities:
Accounts receivable, net	11	44	32
Inventories	(12)	(7)	79
Prepaid expenses and other assets	4	5	(2)
Accounts payable	40	(34)	(64)
Accrued and other liabilities	(12)	(24)	(5)
Net cash provided by (used in) operating activities	283	125	(62)
Cash Flows From Investing Activities:
Proceeds from sale of assets	17	1	6
Capital expenditures	(73)	(105)	(48)
Grant proceeds from Maine Technology Institute	4	—	—
Net proceeds from Sale of Androscoggin/Stevens Point Mills	—	—	345
Net cash provided by (used in) investing activities	(52)	(104)	303
Cash Flows From Financing Activities:
Borrowings on ABL Facility	442	428	36
Payments on ABL Facility	(507)	(428)	(36)
Payments on Term Loan Facility	(146)	—	—
Prepayment premium on Term Loan Facility	(1)	—	—
Principal payment on finance lease obligations	—	(1)	(1)
Acquisition of treasury stock	—	(3)	(34)
Dividends paid to stockholders	—	—	(111)
Debt issuance costs	—	(1)	—
Net cash provided by (used in) financing activities	(212)	(5)	(146)
Change in Cash and cash equivalents and restricted cash	19	16	95
Cash and cash equivalents and restricted cash at beginning of period	9	28	44
Cash and cash equivalents and restricted cash at end of period	$28	$44	$139
Supplementary cash flow disclosures:
Total interest paid	$16	$2	$1
Total income taxes paid	—	3	—
Noncash investing and financing activities:
Right of use assets recorded upon adoption of ASC 842	—	24	—
Right of use assets obtained in exchange for new finance lease liabilities	—	8	1
Right of use assets obtained in exchange for new capitalized operating lease liabilities	—	2	8
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

Nature of Business — Verso’s core business platform is as a producer of graphic paper, specialty paper, packaging paper and Northern Bleached Hardwood Kraft, or “NBHK,” pulp. Verso’s products are used primarily in media and marketing applications, including catalogs, magazines, commercial printing applications, such as high-end advertising brochures and direct-mail advertising, and specialty applications, such as flexible packaging and label and converting. Verso’s NBHK pulp is used to manufacture printing, writing and specialty paper grades, tissue and other products. Verso operates in the pulp and paper market segments. However, Verso determined that the operating income (loss) of the pulp segment is immaterial for disclosure purposes. In 2018, 2019 and 2020, pulp net sales and gross margin, excluding depreciation and amortization expense, were each less than 10% of respective consolidated balances. Verso’s assets are utilized across segments in an integrated mill system and are not identified by segment or reviewed by management on a segment basis. Verso operates primarily in one geographic location, North America.

Sale of Androscoggin Mill and Stevens Point Mill — On November 11, 2019, Verso and Verso Paper entered into a membership interest purchase agreement, or the “Purchase Agreement,” with Pixelle Specialty Solution LLC, or “Pixelle,” whereby Verso and Verso Paper agreed to sell to Pixelle, or the “Pixelle Sale,” or "Sale of Androscoggin/Stevens Point Mills," all of the outstanding membership interests in Verso Androscoggin, LLC an indirect wholly owned subsidiary of Verso and the entity that, as of the closing date of the Pixelle Sale, held all the assets primarily related to Verso’s Androscoggin Mill located in Jay, Maine, and Stevens Point Mill, located in Stevens Point, Wisconsin. The transaction was approved by Verso’s stockholders on January 31, 2020 and closed on February 10, 2020 (see Note 4). As consideration for the Pixelle Sale, Verso received $352 million in cash, which reflected certain adjustments related to our estimates of cash, indebtedness and working capital of Verso Androscoggin, LLC and Pixelle assumed $37 million of Verso’s unfunded pension liabilities, which reflected certain adjustments in connection with the completed transfer of the unfunded pension liabilities during the year ended December 31, 2020. The Pixelle Sale reduced the aggregate annual production capacity of Verso’s mills by approximately 660,000 tons. The Androscoggin and Stevens Point mills together represented approximately 22% of Verso’s revenues for the year ended December 31, 2019.

Idle of Duluth Mill and Wisconsin Rapids Mill — On June 9, 2020, Verso announced plans to indefinitely idle its mills in Duluth, Minnesota and Wisconsin Rapids, Wisconsin, while exploring viable and sustainable alternatives for both mills. Those alternatives included restarting, selling or permanently closing one or both mills. To assist in evaluating the possible sale of these idled mills, Verso has been working with outside advisors. Verso’s decision to reduce production capacity was driven by the accelerated decline in graphic paper demand, primarily resulting from the COVID-19 pandemic. The “stay-at-home” and other orders related to the COVID-19 pandemic have significantly reduced the use of print advertising in various industries, including retail, sports, entertainment and tourism. The production capacity of the Duluth Mill is approximately 270,000 tons of supercalendered/packaging paper and the production capacity of the Wisconsin Rapids Mill is approximately 540,000 tons of coated and packaging paper. Verso idled production at the Duluth Mill on July 1, 2020 and at the Wisconsin Rapids Mill on July 27, 2020. In the third quarter of 2020, Verso recognized $3 million in severance and benefit costs, included in Costs of products sold, associated with the idling of our Duluth Mill and in fourth quarter of 2020, Verso recognized $5 million in severance and benefit costs, included in Costs of products sold, associated with the idling of the Wisconsin Rapids Mill. Verso continues to operate the facility at the Wisconsin Rapids Mill to convert paper produced at the Quinnesec and Escanaba mills to sheets for the commercial print market. See Note 14 and Note 18 for additional information.

COVID-19 Pandemic — The outbreak of coronavirus disease, or “COVID-19”, which was declared by the World Health Organization to be a global pandemic, is impacting worldwide economic activity. In an effort to contain and combat the spread of COVID-19, government and health authorities around the world have taken extraordinary and wide-ranging actions, including orders to close all businesses not deemed essential, quarantines and “stay-at-home” orders. Although some of these governmental restrictions have since been lifted or scaled back, recent surges of COVID-19 and the discovery of new variants of the virus may lead to restrictions being implemented in an effort to reduce the spread of COVID-19. Verso serves as an essential manufacturing business and, as a result, Verso’s mills have continued to be operational during this time in order to meet the ongoing needs of its customers, including those in other essential business sectors, which provide food, medical and hygiene products needed in a global health crisis. The guidelines and orders enacted by federal, state and local governments have impacted demand from retailers, political campaigns, and sports and entertainment events, driving reduced purchases of printed materials and substantially impacting Verso’s graphic paper business.

Verso’s COVID-19 preparedness and response team has been monitoring the pandemic and related events and preparing and implementing responses in accordance with the Centers for Disease Control and Prevention, or “CDC,” and the Occupational Safety and Health Administration, or “OSHA,” recommendations as well as federal, state and local guidelines.

While Verso cannot reasonably estimate the full impact of COVID-19 on the business, financial position, results of operations and cash flows, the pandemic will continue to have a negative impact on business and financial results. The full extent to which COVID-19 impacts Verso’s operations will depend on future developments, which are highly uncertain, including, among others, the duration of the outbreak, new information that may emerge concerning the severity of COVID-19 and the actions taken, especially those by governmental authorities, to contain its spread or treat its impact including the availability, effectiveness and/or public acceptance of any U.S. Food and Drug Administration approved COVID-19 vaccines.

Basis of Presentation — This report contains the Consolidated Financial Statements of Verso as of December 31, 2019 and 2020, and for the years ended December 31, 2018, 2019 and 2020. Intercompany balances and transactions are eliminated in consolidation.

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

The following table presents the revenue disaggregated by product included in Net sales on the Consolidated Statements of Operations:

	Year Ended December 31,
(Dollars in millions)	2018	2019	2020
Paper	$2,476	$2,224	$1,175
Pulp	139	117	118
Packaging	67	103	66
Net sales	$2,682	$2,444	$1,359
The following table presents the revenue disaggregated by sales channel included in Net sales on the Consolidated Statements of Operations:

	Year Ended December 31,
(Dollars in millions)	2018	2019	2020
End-users and Converters	$1,091	$1,119	$476
Brokers and Merchants	1,172	936	641
Printers	419	389	242
Net sales	$2,682	$2,444	$1,359
Two customers together accounted for 30%, 25% and 33% of Verso’s net sales for the years ended December 31, 2018, 2019 and 2020, respectively.

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

Environmental Costs and Obligations — In accordance with ASC Topic 410, Asset Retirement and Environmental Obligations, and ASC Topic 450, Contingencies, costs associated with environmental obligations, such as remediation costs, are accrued when such costs are probable and reasonably estimable. Such accruals are adjusted as further information develops or circumstances change. The ultimate aggregate financial impact with respect to these matters is subject to many uncertainties and could be material, but management cannot reasonably estimate the total amount or range of potential liability and additional costs at this time (see Note 16).
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

Fair Value of Financial Instruments — The carrying amounts for cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued and other liabilities approximate fair value due to the short maturity of these instruments. Verso determines the fair value of debt based on market information and a review of prices and terms available for similar obligations. See Note 9 and Note 12 for additional information regarding fair value.

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

Accounts Receivable — Verso maintains an allowance for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. Verso manages credit risk related to trade accounts receivable by continually monitoring the creditworthiness of customers to whom credit is granted in the normal course of business. Trade accounts receivable balances were $145 million and $82 million at December 31, 2019 and 2020, respectively. Two customers together accounted for 25% of accounts receivable as of December 31, 2019 and two customers together accounted for 30% of accounts receivable as of December 31, 2020.

Verso establishes allowance for doubtful accounts based upon factors surrounding the credit risks of specific customers, historical trends and other information. Based on this assessment, an allowance is maintained that represents what is believed to be ultimately uncollectible from such customers. The allowance for doubtful accounts was less than $1 million at both December 31, 2019 and 2020.

Verso has accounts receivable factoring arrangements with a third-party financial institution. These arrangements do not contain recourse provisions which would obligate Verso in the event of its customers’ failure to pay. Receivables are considered sold when they are transferred beyond the reach of Verso and its creditors, the purchaser has the right to pledge or exchange the receivables and Verso has surrendered control over the transferred receivables. For the year ended December 31, 2019, Verso incurred factoring fees of less than $2 million in connection with $165 million of accounts receivables sold without recourse. For the year ended December 31, 2020, Verso incurred factoring fees of less than $1 million in connection with $78 million of accounts receivables sold without recourse. These fees were included in Other operating (income) expense on the Consolidated Statements of Operations.

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

As of December 31, 2019 and 2020, $2 million of restricted cash was included in Intangibles and other assets, net on the Consolidated Balance Sheets related to asset retirement obligations in the state of Michigan. These cash deposits are required by the state and may only be used for the future closure of a landfill.

The following table presents activity related to asset retirement obligations for the periods presented. Long-term obligations are included in Other long-term liabilities and current portions are included in Accrued and other liabilities on the Consolidated Balance Sheets:

	Year Ended December 31,
(Dollars in millions)	2019	2020
Asset retirement obligations, beginning balance	$14	$16
Settlement of existing liabilities	—	—
Accretion expense	2	1
Adjustments to existing liabilities (1)	—	(9)
Asset retirement obligations, ending balance	16	8
Less: Current portion	(1)	—
Non-current portion of asset retirement obligations, ending balance	$15	$8
(1) Includes $7 million in asset retirement obligations that were assumed by the buyer in the Pixelle Sale (see Note 4).

In addition to the above obligations, Verso may be required to remove certain materials from facilities or to remediate them in accordance with current regulations that govern the handling of certain hazardous or potentially hazardous materials. At this time, Verso believes that adequate information does not exist to reasonably estimate any such potential obligations. Accordingly, no liability for such remediation has been recorded.

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

Accumulated Other Comprehensive Income (Loss) — The following table summarizes the changes in Accumulated other comprehensive income (loss) by balance type for the years ended December 31, 2018, 2019 and 2020:

(Dollars in millions)
Accumulated other comprehensive income as of December 31, 2017	$132
Pension and other postretirement adjustment, net	(19)
Reclassification of stranded tax effects (ASU 2018-02)	7
Net decrease in other comprehensive income	(12)
Accumulated other comprehensive income as of December 31, 2018	120
Pension adjustment, net	2
Net increase in other comprehensive income	2
Accumulated other comprehensive income as of December 31, 2019	122
Pension adjustment, net	(62)
Net decrease in other comprehensive income	(62)
Accumulated other comprehensive income as of December 31, 2020	$60

Correction of previously reported amounts — Subsequent to the original issuance of the Company’s 2019 Consolidated Financial Statements, Verso identified two adjustments necessary to correct deferred tax assets associated with Property, plant and equipment, net and Pension benefit obligation, on the Consolidated Balance Sheet as of December 31, 2019 and Income tax expense (benefit) on the Consolidated Statement of Operations for the year ended December 31, 2019. These errors occurred due to the incorrect measurement of the state deferred tax assets relating to bonus depreciation and the incorrect application of the tax accounting for the minimum pension liability in Accumulated other comprehensive income. Management believes that the impact of these adjustments is immaterial to the previously issued Consolidated Financial Statements, based on an evaluation of both quantitative and qualitative factors. As a result, Verso corrected Deferred tax assets and Retained earnings (deficit) on the Consolidated Balance Sheet as of December 31, 2019, and Income tax expense (benefit) and Net income (loss) on the Consolidated Statement of Operations for the year ended December 31, 2019, reducing each by $26 million. Additionally, Verso corrected Income (loss) per common share on the Consolidated Statement of Operations for the year ended December 31, 2019, Retained earnings (deficit) and Total stockholders’ equity (deficit) as of December 31, 2019 on the Consolidated Statement of Changes in Stockholders’ Equity (Deficit) and Net income (loss) and Deferred taxes for the year ended December 31, 2019 on the Consolidated Statement of Cash Flows, to reflect the impact of this matter.

The following table presents the as corrected line items in the Consolidated Balance Sheet as of December 31, 2019:

	December 31, 2019
(Dollars in millions)	As Reported	As Corrected
Deferred tax assets	$118	$92
Total assets	$1,721	$1,695
Retained earnings	$198	$172
Total equity	$1,013	$987
Total liabilities and equity	$1,721	$1,695

The following table presents the as corrected line items in the Consolidated Statement of Operations for the year ended December 31, 2019:

	December 31, 2019
(Dollars in millions, except per share amounts)	As Reported	As Corrected
Income tax expense (benefit)	$(117)	$(91)
Net income (loss)	$96	$70
Income (loss) per common share:
Basic	$2.78	$2.03
Diluted	$2.74	$2.00

The following table presents the as corrected line items in the Consolidated Statement of Cash Flows for the year ended December 31, 2019:

	December 31, 2019
(Dollars in millions)	As Reported	As Corrected
Net income (loss)	$96	$70
Deferred taxes	$(117)	$(91)

The corrections above do not have an effect on net cash provided by operating activities or used in investing or financing activities on the Consolidated Statement of Cash Flows for the year ended December 31, 2019. See Note 11, Note 15 and Note 17 for further information.

2.   RECENT ACCOUNTING PRONOUNCEMENTS

Accounting Guidance Adopted in 2020
ASC Topic 350, Intangible Assets - Goodwill & Other. In August 2018, the Financial Accounting Standards Board, or “FASB,” issued Accounting Standards Update, or “ASU,” 2018-15, Customer’s Accounting for Implementation Costs in a Cloud Computing Arrangement that is a Service Contract (Topic 350), which aligns the accounting for such costs with guidance on capitalizing costs associated with developing or obtaining internal use software. Verso adopted this guidance on January 1, 2020 on a prospective basis and the effect on the Consolidated Financial Statements was not material.

ASC Topic 326, Financial Instruments – Credit Losses. In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which replaces the current incurred loss impairment method with a method that reflects expected credit losses. Adoption of this standard is through a cumulative-effect adjustment to retained earnings as of the effective date. Verso adopted this guidance on January 1, 2020, and the effect on the Consolidated Financial Statements was not material.

ASC Topic 715, Compensation – Retirement Benefits – Defined Benefit Plans – General. In August 2018, the FASB issued ASU 2018-14, Disclosure Framework – Changes to the Disclosure Requirements for Defined Benefit Plans, which adds, removes and clarifies disclosure requirements related to defined benefit pension and other postretirement plans. We adopted this guidance as of January 1, 2020, and changes are reflected within our benefit plan disclosures.

ASC Topic 820, Fair Value Measurement. In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement, which modifies disclosure requirements related to fair value measurement. Verso adopted this guidance on January 1, 2020, and the effect on the Consolidated Financial Statements was not material.

Accounting Guidance Not Yet Adopted

ASC Topic 740, Income Taxes. In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes, which removes certain exceptions for investments, intraperiod allocations and interim calculations, and adds guidance to reduce the complexity in accounting for income taxes. It is effective for annual periods, and interim periods within those years, beginning after December 15, 2020, and is not expected to have a material effect on the Consolidated Financial Statements.

3. INVENTORIES

	December 31,
(Dollars in millions)	2019	2020
Raw materials	$80	$45
Work-in-process	51	31
Finished goods	233	125
Replacement parts and other supplies	31	23
Inventories	$395	$224

4. DISPOSITIONS

Sale of Androscoggin Mill and Stevens Point Mill

On February 10, 2020, Verso completed the Pixelle Sale, selling all of the outstanding membership interests in Verso Androscoggin, LLC, an indirect wholly owned subsidiary of Verso and the entity that, as of the closing date of the Pixelle Sale, held all the assets primarily related to Verso’s Androscoggin Mill located in Jay, Maine and Stevens Point Mill, located in Stevens Point, Wisconsin. The Pixelle Sale did not qualify as a discontinued operation. As consideration for the Pixelle Sale, Verso received $352 million in cash, which reflected certain adjustments related to Verso’s estimates of cash, indebtedness and working capital of Verso Androscoggin, LLC and Pixelle assumed $37 million of Verso’s unfunded pension liabilities, which reflected certain adjustments in connection with the completed transfer of the unfunded pension liabilities during the year ended December 31, 2020. Following post-closing adjustments, including $8 million of final working capital received in the fourth quarter of 2020, the sale resulted in a gain of $94 million included in Other operating (income) expense on the Consolidated Statement of Operations for the year ended December 31, 2020. In connection with the Pixelle Sale, Verso provided certain transition services to Pixelle and recognized $5 million for these services on the Consolidated Statement of Operations during the year ended December 31, 2020 with $2 million recognized as a reduction of Cost of products sold and $3 million as a reduction of Selling, general and administrative expenses.

The following table summarizes the components of the gain on sale:

(Dollars in millions)
Cash proceeds	$352
Less: costs to sell	(7)
Net cash proceeds	345
Less: assets and liabilities associated with the sale
Accounts receivable, net	40
Inventories	90
Property, plant and equipment, net	195
Write-off of intangible assets	5
Other assets	4
Accounts payable	(33)
Pension benefit obligation	(37)
Other liabilities	(13)
Gain on sale	$94

Luke Mill Land Sale

On October 30, 2020, Verso received $4 million of cash proceeds for the sale of ancillary land associated with the Luke Mill with a net book value of $4 million.

Luke Mill Equipment and Other Asset Sales

On August 1, 2020, Verso entered into an equipment purchase agreement with Halkali Kagit Karton Sanayi ve Tic. A.S., or the “Purchaser,” a company organized under the laws of Turkey, whereby Verso agreed to sell, and the Purchaser agreed to purchase, certain equipment at Verso’s Luke Mill, primarily including two paper machines. The purchase price was $11 million in cash due at various milestones. Verso received $8 million in non-refundable deposits associated with the sale during the year ended December 31, 2020, and an additional $1 million in the first quarter of 2021. Verso expects to receive an additional $1 million in the second quarter of 2021 and the final payment of $1 million by the third quarter of 2021. The closing of the equipment purchase, including the transfer of title and ownership of the equipment to the Purchaser, will occur upon satisfactory completion of the disassembly and removal of the equipment and the receipt by Verso of all payments due from the Purchaser. The machinery has been classified as held for sale at December 31, 2020.

Verso has evaluated the remaining assets of the Luke Mill and has received a letter of intent to purchase these assets. Negotiations for a purchase agreement are ongoing. The Company has determined that these assets meet the criteria for held for sale at December 31, 2020.

In connection with these sales, Verso classified $17 million in assets as held for sale on the Consolidated Balance Sheet as of December 31, 2020.

Sale of Wickliffe Mill

On August 16, 2018, Verso Paper entered into a purchase agreement with Global Win Wickliffe LLC, pursuant to which Verso Paper agreed to sell, and Global Win Wickliffe LLC agreed to purchase, one of Verso’s subsidiaries, Verso Wickliffe LLC for a purchase price of $16 million in cash. Verso Wickliffe LLC owned substantially all of the assets that comprised Verso’s Wickliffe, Kentucky paper mill and related operations. Verso previously announced its decision to permanently close the Wickliffe Mill in April 2016. The sale closed on September 5, 2018, and resulted in a gain of $9 million, included in Other operating (income) expense on the Consolidated Statement of Operations for the year ended December 31, 2018.

5. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net consist of the following:

	December 31,
(Dollars in millions)	2019	2020
Land and land improvements	$42	$26
Building and leasehold improvements	156	116
Machinery, equipment and other (1)	1,172	850
Construction-in-progress	47	17
Property, plant and equipment, gross	1,417	1,009
Accumulated depreciation (1)	(472)	(396)
Property, plant and equipment, net	$945	$613
(1) Includes finance lease assets and related amortization (see Note 8).

Interest costs capitalized, depreciation expense and finance lease asset amortization expense for the periods presented are as follows:

	Year Ended December 31,
(Dollars in millions)	2018	2019	2020
Interest costs capitalized	$1	$2	$1
Depreciation expense	105	176	147
Finance lease asset amortization expense	—	1	1

Property, plant and equipment as of December 31, 2018, 2019 and 2020 include $7 million, $15 million and $3 million, respectively, of capital expenditures that were unpaid and included in Accounts payable and Accrued and other liabilities on the Consolidated Balance Sheets.

In June 2019, Verso completed the shutdown and closure of the Luke Mill. Depreciation expense for the year ended December 31, 2019 included $76 million in accelerated depreciation associated with this closure, which is included in Depreciation and amortization on the Consolidated Statement of Operations. In connection with the closure of the Duluth Mill, Verso recognized $65 million of accelerated depreciation which is included in Depreciation and amortization on the Consolidated Statement of Operations for the year ended December 31, 2020 (see Note 14).

6. INTANGIBLES AND OTHER ASSETS, NET
Intangibles and other assets, net consist of the following:

	December 31,
(Dollars in millions)	2019	2020
Intangible assets:
Customer relationships, net of accumulated amortization of $9 million on December 31, 2019 and $9 million on December 31, 2020(1)	$17	$11
Trademarks, net of accumulated amortization of $11 million on December 31, 2019 and $12 million on December 31, 2020(1)	5	1
Other assets:
Operating leases	14	14
Deferred compensation	4	4
Restricted cash	2	2
ABL Facility unamortized debt issuance cost, net	2	2
Other	15	10
Intangibles and other assets, net	$59	$44
(1) In connection with the Pixelle Sale in 2020 (see Note 4), Customer relationships gross intangible asset was reduced by $6 million and related accumulated amortization was reduced by $2 million, and Trademarks gross intangible asset was reduced by $3 million and related accumulated amortization was reduced by $2 million.

Amortization expense related to intangible assets for the periods presented is as follows:

	Year Ended December 31,
(Dollars in millions)	2018	2019	2020
Customer Relationships	$2	$3	$2
Trademarks	4	3	3

The estimated future amortization expense for intangible assets over the next five years is as follows:

(Dollars in millions)
2021	$3
2022	2
2023	2
2024	2
2025	2

When events or circumstances indicate that the carrying amount of an asset may not be recoverable, Verso assesses the potential impairment of intangibles and other long-lived assets by comparing the expected undiscounted future cash flows to the carrying value of those assets.

7. ACCRUED AND OTHER LIABILITIES

A summary of Accrued and other liabilities is as follows:

	December 31,
(Dollars in millions)	2019	2020
Payroll and employee benefit costs	$53	$43
Accrued sales rebates	16	11
Operating lease liabilities	8	8
Deferred income on Luke Mill equipment sale	—	8
Accrued energy	7	5
Accrued environmental	2	5
Accrued taxes - other than income	4	4
Accrued freight	5	3
Accrued professional and legal fees	3	2
Accrued restructuring costs	2	2
Other	3	1
Accrued and other liabilities	$103	$92

8. LEASES

Verso adopted ASC 842, Leases, on January 1, 2019. Verso leases certain office space, warehouses, vehicles and equipment under operating leases and certain equipment under finance leases. Leases with an initial term of 12 months or less, including any renewal options which are not reasonably certain of exercise in 12 months or less, are not recorded on the Consolidated Balance Sheet. Verso recognizes lease expense for these leases on a straight line basis over the lease term and expects payments in 2021 for these short-term leases to be than less than $1 million. Certain assets include renewal terms that generally range from 1 month to 1 year. Certain warehouse leases include only a payment for variable space utilized, not based on an index or rate, and are therefore not used in the valuation of the right-of-use asset and lease obligations. The lease agreements do not include residual value guarantees and do not contain any restrictions or covenants.

The following table details right-of-use assets and associated obligations for operating and finance leases included on the Consolidated Balance Sheets for the periods presented:

		December 31,	December 31,
(Dollars in millions)	Classification	2019	2020
Assets:
Operating lease assets	Intangibles and other assets, net	$14	$14
Finance lease assets	Property, plant and equipment, net(1)	7	5
Total leased assets		$21	$19
Liabilities
Current liabilities:
Operating	Accrued and other liabilities	$8	$8
Finance	Current maturities of long-term debt and finance leases	2	1
Non-current liabilities:
Operating	Other long-term liabilities	6	6
Finance	Long-term debt and finance leases	5	4
Total lease liabilities		$21	$19
(1) Finance lease assets are recorded net of accumulated amortization.

The following table details the costs associated with leasing transactions included on the Consolidated Statements of Operations for the periods presented:

		Year Ended	Year Ended
(Dollars in millions)	Classification	December 31, 2019	December 31, 2020
Operating lease cost	Cost of products sold (exclusive of depreciation and amortization)	$11	$10
Operating lease cost	Selling, general and administrative expenses	1	1
Variable lease cost	Cost of products sold (exclusive of depreciation and amortization)	8	7
Short term lease cost	Cost of products sold (exclusive of depreciation and amortization)	3	3
Finance lease cost:
Amortization of leased assets	Depreciation and amortization	1	1
Interest on lease liabilities	Interest expense	—	—
Net lease cost		$24	$22

The following table details the future lease payments associated with leases commenced as of December 31, 2020, including amounts for any renewal options that Verso has determined are reasonably certain to be exercised.

	Operating	Finance
(Dollars in millions)	Leases	Leases	Total
2021	$8	$2	$10
2022	4	2	6
2023	2	1	3
2024	1	1	2
Thereafter	—	—	—
Total lease payments	15	6	21
Imputed interest	(1)	(1)	(2)
Present value of lease liabilities	$14	$5	$19

The following assumptions were used to determine the right-of-use assets and obligations associated with Verso’s leases for the periods presented. Verso uses its incremental borrowing rate to value the right-of-use asset and related obligations.

	December 31,	December 31,
	2019	2020
Weighted average remaining lease term (years):
Operating leases	2.2	2.1
Finance leases	4.4	3.7
Weighted average discount rate:
Operating leases	4.3%	2.7%
Finance leases	3.8%	3.4%

The following table provides additional cash flow details associated with leases included in the Consolidated Statements of Cash Flows for the periods presented:

	Year Ended	Year Ended
(Dollars in millions)	December 31, 2019	December 31, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows related to operating leases	$12	11
Operating cash flows related to finance leases	—	—
Financing cash flows related to finance leases	1	1

Rental expense for operating leases classified under ASC 840, Leases, for the year ended December 31, 2018 was $12 million.

9. DEBT

As of December 31, 2019 and 2020, Verso Paper had no outstanding borrowings on the ABL Facility (as defined below).

During the year ended December 31, 2018, Verso Paper made scheduled principal payments totaling $9 million on the Term Loan Facility (as defined below). As a result of the excess cash flow requirement in the Term Loan Facility, Verso Paper was obligated to fund additional principal payments during the year ended December 31, 2018 of $21 million. Verso Paper also elected to make additional voluntary principal prepayments on the Term Loan Facility totaling $116 million during the year ended December 31, 2018, from available liquidity including amounts borrowed under the ABL Facility. The mandatory and voluntary principal prepayments resulted in the full pay off of the Term Loan Facility on September 10, 2018.

Amounts of interest expense (inclusive of amounts capitalized) and amounts of cash interest payments related to long-term debt for the periods presented, are as follows:

	Year Ended December 31,
(Dollars in millions)	2018	2019	2020
Interest expense (1)	$15	$3	$2
Cash interest paid	16	2	1
Debt issuance cost and discount amortization (2)	19	1	—
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

Outstanding borrowings under the ABL Facility bear interest at an annual rate equal to, at the option of Verso Paper, either (i) a customary London interbank offered rate plus an applicable margin ranging from 1.25% to 1.75% or (ii) the Federal Funds Rate plus an applicable margin ranging from 0.25% to 0.75%, determined based upon the average excess availability under the ABL Facility. Verso Paper is also required to pay a commitment fee for the unused portion of the ABL Facility of 0.25% per year, based upon the average revolver usage under the ABL Facility.

The amount of borrowings and letters of credit available to Verso Paper pursuant to the ABL Facility is limited to the lesser of $350 million or an amount determined pursuant to a borrowing base ($197 million as of December 31, 2020). As of December 31, 2020, the outstanding balance of the ABL Facility was zero, with $21 million issued in letters of credit and $176 million available for future borrowings.

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

10. OTHER LONG-TERM LIABILITIES

Other long-term liabilities consist of the following:

	December 31,
(Dollars in millions)	2019	2020
Asset retirement obligations(1)	$15	$8
Employee related obligations	15	16
Operating lease liabilities	6	6
Deferred compensation	4	4
Other	1	—
Other long-term liabilities	$41	$34
(1) 2020 includes a reduction of $6 million in asset retirement obligations that were assumed in the Pixelle Sale (see Note 4).

11. EARNINGS PER SHARE

The following table provides a reconciliation of the basic and diluted loss or income per common share:

	Year Ended December 31,
	2018	2019	2020
Net income (loss) available to common stockholders (in millions)	$171	$70	$(101)
Weighted average common shares outstanding - basic (in thousands)	34,514	34,625	34,232
Dilutive shares from stock awards (in thousands)	582	509	—
Weighted average common shares outstanding - diluted (in thousands)	35,096	35,134	34,232
Basic income (loss) per share	$4.97	$2.03	$(2.95)
Diluted income (loss) per share	$4.88	$2.00	$(2.95)

As a result of the net loss from continuing operations for the year ended December 31, 2020, 0.8 million restricted stock units were excluded from the calculation of diluted earnings per share as their inclusion would be anti-dilutive. As of December 31, 2020, Verso has 2.3 million warrants outstanding at an adjusted exercise price of $21.67 (prior to September 18, 2020 there were 1.8 million warrants outstanding at an exercise price of $27.86) (see Note 13). As a result of the exercise price of the warrants exceeding the average market price of Verso’s common stock during each of the years ended December 31, 2018, 2019 and 2020, 1.8 million warrants were excluded from the calculations of diluted earnings per share for the years ended December 31, 2018 and 2019, and 2.3 million warrants were excluded from the calculation of diluted earnings per share for the year ended December 31, 2020, as their inclusion would be anti-dilutive. The above table presents corrected 2019 amounts (see Note 1).

12. RETIREMENT BENEFITS

Defined Benefit Plans

As of December 31, 2018, the Verso Paper Corp. Pension Plan for Hourly Employees (Androscoggin) and the NewPage Cash Balance Plan for Non-Bargained Employees were merged into the NewPage Retirement Plan for Bargained Hourly Employees to form a combined plan which was renamed the Verso Corporation Employee Pension Plan. As of December 31, 2020, this plan covers 57% of Verso’s employees. The pension plan provides defined benefits based on years of service multiplied by a flat monetary benefit or based on a percentage of compensation as defined by the respective plan document. All of the defined benefit pension plans are frozen to new entrants. Some of the pension plan participants previously in the NewPage Retirement Plan for Bargained Hourly Employees continue to earn service accruals toward their pension benefits but no longer receive multiplier increases. Verso employees previously in the NewPage Cash Balance Plan for Non-Bargained Employees continue to earn annual interest credits, but no longer earn cash balance benefit credits. Benefit accruals are frozen for employees previously in the Verso Paper Corp. Pension Plan for Hourly Employees (Androscoggin).

During the fourth quarter of 2019, Verso offered a voluntary lump-sum option, on a temporary basis, to certain terminated vested and retired participants in the Verso Corporation Employee Pension Plan. The election period to participate began October 24, 2019 and ended November 22, 2019. Lump-sum payments were distributed primarily in November and December 2019 with the remaining payments distributed in 2020, to those participants who were eligible and elected this form of payment. This action resulted in a settlement gain of $13 million, included in Other (income) expense on the Consolidated Statement of Operations for the year ended December 31, 2019.

During the third quarter of 2020, in connection with the completed transfer of the unfunded pension liabilities assumed by Pixelle, as part of the Pixelle Sale (see Note 4), Verso remeasured its pension plan assets and liabilities as of September 30, 2020. For the remeasurement, the discount rate was updated to 2.71% from 3.11%. The remeasurement resulted in a $162 million increase in Pension benefit obligation and a $119 million loss, net of tax, included in Accumulated other comprehensive income (loss) as of September 30, 2020, and a settlement loss of $1 million in the third quarter of 2020 included in Other operating (income) expense on the Consolidated Statement of Operations for the year ended December 31, 2020.

The following tables summarize the components of net periodic pension cost (income) of Verso’s pension plans for the periods presented:

	Year Ended December 31,
(Dollars in millions)	2018	2019	2020
Service cost	$6	$4	$3
Interest cost	60	65	45
Expected return on plan assets	(73)	(70)	(65)
Settlement	—	(13)	1
Net periodic pension cost (income)	$(7)	$(14)	$(16)

The following table provides detail on net actuarial (gain) loss recognized in Accumulated other comprehensive (income) loss:

	December 31,
(Dollars in millions)	2019	2020
Net actuarial (gain) loss, net of tax	$(122)	$(60)

Verso makes contributions that are sufficient to fund actuarially determined costs, generally equal to the minimum amounts required by the Employee Retirement Income Security Act. Contributions to the pension plans were $43 million in 2018, $42 million in 2019 and $49 million in 2020. In 2021, Verso expects to make cash contributions to the pension plan of $46 million.

The following table sets forth a reconciliation of the pension plans’ benefit obligations, plan assets and funded status for the periods presented:

	Year Ended December 31,
(Dollars in millions)	2019	2020
Change in Projected Benefit Obligation:
Benefit obligation at beginning of period	$1,590	$1,542
Settlement	(55)	(9)
Service cost	4	3
Interest cost	65	45
Actuarial (gain) loss	170	113
Acquisitions/(divestitures)	—	(58)
Benefits paid	(85)	(87)
Curtailment	—	2
Settlement payments	(147)	(24)
Benefit obligation at end of period	$1,542	$1,527
Change in Plan Assets:
Plan assets at fair value at beginning of period	$1,162	$1,173
Settlement payments	(147)	(24)
Actual net return on plan assets	201	87
Employer contributions	42	49
Acquisitions/(divestitures)	—	(21)
Benefits paid	(85)	(87)
Plan assets at fair value at end of period	$1,173	$1,177
Funded (underfunded) status at end of period	$(369)	$(350)

During 2020, the largest contributor to the $113 million actuarial loss affecting the benefit obligation was the decrease in the discount rate used to measure the benefit obligation, from 3.11% as of December 31, 2019 to 2.57% as of December 31, 2020. In addition, the mortality projection scale was updated, which decreased the benefit obligation, and the commencement assumption for terminated vested participants was updated to better align with expectations, which increased the benefit obligation. During 2019, the largest contributor to the $170 million actuarial loss affecting the benefit obligation was the decrease in the discount rate used to measure the benefit obligation, from 4.17% as of December 31, 2018 to 3.11% as of December 31, 2019, partially offset by updates to the mortality projection scale assumption.

The following table summarizes expected future pension benefit payments from the plan:

(Dollars in millions)
2021	$93
2022	94
2023	93
2024	93
2025	92
2026 - 2030	441

Verso evaluates the actuarial assumptions annually as of December 31 (the measurement date), unless a significant event occurs during the year requiring a remeasurement (such as a plan amendment, settlement, or curtailment). Verso considers changes in these long-term factors based upon market conditions and the requirements of ASC Topic 715, Compensation—Retirement Benefits. These assumptions are used to calculate benefit obligations as of December 31 of the current year and pension expense to be recorded for the following year. The discount rate assumption reflects the yield on a portfolio of high quality fixed-income instruments that have a similar duration to the plan’s liabilities. The expected long-term rate of return assumption reflects the average return expected on the assets invested to provide for the plan’s liabilities.

The actuarial assumptions used in the defined benefit pension plans were as follows:

	Year Ended December 31,		Nine months ended September 30,	Three months ended December 31,
	2018	2019	2020	2020
Weighted average assumptions used to determine benefit obligations as of end of period:
Discount rate	4.17%	3.11%	2.71%	2.57%
Rate of compensation increase	N/A	N/A	N/A	N/A
Weighted average assumptions used to determine net periodic pension cost for the period:
Discount rate	3.51%	4.17%	3.11%	2.71%
Rate of compensation increase	N/A	N/A	N/A	N/A
Expected long-term return on plan assets	6.50%	7.00%	6.50%	6.50%
Cash balance interest credit rate	4.60%	4.49%	4.33%	4.33%

The primary investment objective is to ensure, over the long-term life of the pension plan, an adequate pool of sufficiently liquid assets to support the benefit obligations. In meeting this objective, the pension plan seeks to achieve a high level of investment return through long-term stock and bond investment strategies, consistent with a prudent level of portfolio risk. The expected long-term rate of return on plan assets reflects the weighted average expected long-term rates of return for the broad categories of investments currently held in the plan (adjusted for expected changes), based on historical rates of return for each broad category, as well as factors that may constrain or enhance returns in the broad categories in the future. The expected long-term rate of return on plan assets is adjusted when there are fundamental changes in expected returns in one or more broad asset categories and when the weighted average mix of assets in the plan changes significantly.

The following table provides the pension plans’ asset allocation for the periods presented:

	Allocation of Plan Assets
	2019	Allocation on	2020	Allocation on
	Targeted	December 31,	Targeted	December 31,
	Allocation	2019	Allocation	2020
Fixed income:	25-55%		25-55%
Cash and cash equivalent		3%		1%
Fixed income funds		31%		37%
Equity securities:	35-65%		35-65%
Domestic equity funds - large cap		34%		29%
Domestic equity funds - small cap		5%		5%
International equity funds		17%		18%
Other:	4-15%		4-15%
Hedge funds, private equity, real estate, commodities		10%		10%

ASC Topic 820, Fair Value Measurements and Disclosures, provides a common definition of fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The fair value framework requires the categorization of assets and liabilities into three levels based upon the assumptions used to value the assets or liabilities (see Note 1).

In accordance with accounting guidance ASU 2015-07, Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent), certain investments have been valued using the net asset value, or “NAV,” per share (or its equivalent) practical expedient and are therefore not classified in the fair value hierarchy. The fair value amounts presented in these tables for investments are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the reconciliation of changes in the plan's benefit obligations and fair value of plan assets above.

The following table sets forth by level, within the fair value hierarchy, the pension plans’ assets at fair value as of the periods presented:

(Dollars in millions)	Total	Level 1	Level 2	Level 3	Assets Valued at NAV Practical Expedient

Cash and cash equivalent	$10	$—	$10	$—	$—
Fixed income	431	7	424	—	—
Domestic equity - large cap	344	—	1	—	343
International equity	217	95	—	—	122
Domestic equity - mid cap	1	—	—	1	—
Domestic equity - small cap	54	3	—	—	51
Other (hedge funds, private equity, real estate, commodities)	122	13	—	—	109
Total assets at fair value(1)	$1,179	$118	$435	$1	$625
December 31, 2019
Cash and cash equivalent	$38	$—	$38	$—	$—
Fixed income	360	—	347	13	—
Domestic equity - large cap	394	—	1	—	393
International equity	202	78	—	1	123
Domestic equity - small cap	60	1	—	—	59
Other (hedge funds, private equity, real estate, commodities)	119	14	—	—	105
TTotal assets at fair value	$1,173	$93	$386	$14	$680
(1) Excludes net payables of $2 million as of December 31, 2020, which consists of interest, dividends, and receivables and payables related to pending securities sales and purchases.

The following table sets forth a summary of the changes in the fair value of the pension plan’s Level 3 assets, which are corporate debt and equity securities, for the years ended December 31, 2019 and 2020:

(Dollars in millions)	Fair Value
Balance, December 31, 2018	$4
Purchase of securities	16
Sale of securities	(3)
Change in the fair value of current securities	(2)
Transfers into Level 3	—
Transfers out of Level 3	(1)
Balance, December 31, 2019	$14
Purchase of securities	1
Sale of securities	—
Change in the fair value of current securities	—
Transfers out of Level 3	(14)
Balance, December 31, 2020	$1

For the year ended December 31, 2019 and December 31, 2020, $1 million and $14 million, respectively of investments transferred from Level 3 to Level 2 and Level 1 due to changes in the observability of significant inputs.

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

The table below sets forth the fair values of investments, whose fair values are estimated at December 31, 2020, using the NAV per share derived by the fund managers as a practical expedient that have unfunded commitments and/or redemption restrictions. To derive the estimated NAV per share, the fund managers apply various methodologies, including, but not limited to, use of proprietary estimation models, quoted market prices or third-party valuations for underlying securities within the investments, evaluating contributions, distributions, interest, dividends and management fees, as well as evaluating the general market conditions and their correlation and impact on the investments.

	December 31, 2020
(Dollars in millions)	Fair Value	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Debt securities hedge fund (1)	78	0	Semi-Annually	90 days
Private equity (2)	11	2	N/A	N/A
	$89	$2
(1) The fund’s objective is to achieve superior risk-adjusted total returns by investing primarily in public and private non-investment grade and non-rated debt securities. Securities and other instruments acquired by the fund may include all types of debt obligations consisting primarily of public and private non-investment grade and nonrated debt, convertible bonds, preferred stock, bank debt, middle market loans and notes, trade claims, liquidating trusts, assignments, options swaps and any other securities with fixed-income characteristics, including, without limitation, debentures, notes deferred interest, pay-in-kind or zero coupon bonds, mortgages and mortgage-backed securities, collateralized mortgage obligations and other real estate-related instruments. The fund may also acquire common or preferred stock, warrants to purchase common or preferred stock and any other equity interests.
(2) This category consists of several private equity funds some of which invest in limited partnerships which make equity-oriented investments in young, growing or emerging companies or entities. Additionally, the funds can invest in limited partnerships or other pooled investment vehicles which, in turn, make investments in management buy-in, management buy-out, leveraged buy-out, mezzanine, special situation and recapitalization transactions or other partnerships either directly or purchased in the secondary market, as well as investments in mezzanine, distressed and venture debt. These funds invest in a wide range of industries primarily in the United States. These investments cannot be redeemed. Instead, distributions are received when the underlying assets of the funds are liquidated.

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

	Year Ended December 31,
(Dollars in millions)	2018	2019	2020
Defined Contribution Plans
Non-elective employer contribution	$14	$13	$8
Employer 401(k) matching contributions	14	14	9

13. EQUITY

Equity Awards
The Verso Corporation Performance Incentive Plan, or the “2016 Incentive Plan,” became effective on July 15, 2016 and no stock awards were issued on that date. The maximum number of shares of Class A Common Stock authorized to be issued or transferred pursuant to awards under the 2016 Incentive Plan is 3.6 million. As of December 31, 2020, we had 2.1 million shares of common stock reserved for future issuance under the 2016 Incentive Plan. The Compensation Committee of the Board of Directors is the administrator of the 2016 Incentive Plan. Under the 2016 Incentive Plan, stock awards may be granted to employees, consultants and directors upon approval by the Board of Directors.
During 2020, Verso granted 0.2 million time-based restricted stock units and 0.2 million performance-based restricted stock units to its executives and certain senior managers. The performance awards granted vest on the performance determination date following the end of the performance period, subject to a comparison of annualized total shareholder return, or “TSR,” of Verso to a select group of peer companies over a 3-year period ending December 31, 2022. The vesting criteria of the performance awards meet the definition of a market condition for accounting purposes. The full grant date value of the performance awards will be recognized over the remaining vesting period assuming that the employee is employed continuously to the vesting date. The number of shares which will ultimately vest at the vesting date ranges from 0% to 150% based on Verso stock performance relative to the peer group during the performance period. The compensation expense associated with these performance awards was determined using the Monte Carlo valuation methodology.

On May 11, 2020, the threshold requirement for vesting of achieving a 5% annualized TSR was eliminated for performance units granted in 2019 and 2020. This change was considered a modification of each award and required Verso to incur additional compensation cost for the incremental difference in the fair value between the modified award (post-modification) and original award (pre-modification) over the remaining vesting period. The incremental difference was $1.60 and $3.75 per unit for the 2019 and 2020 performance grants, respectively.

Verso recognized equity award expense of $8 million, $12 million and $5 million for the years ended December 31, 2018, 2019 and 2020, respectively. Equity award expense for the year ended December 31, 2020 included $0.3 million related to the accelerated vesting of 108 thousand performance-based restricted stock units and 155 thousand time-based restricted stock units. Amounts are net of the cancellation of 103 thousand time-based and 102 thousand performance-based restricted stock units and dividend equivalent units, pursuant to separation agreements with key members of management. As of December 31, 2020, there was $4 million of unrecognized compensation cost related to the 0.8 million non-vested restricted stock units, which is expected to be recognized over the weighted average period of 1.8 years.

Time-based Restricted Stock Units
The following table summarizes activity for the time-based restricted stock units:

(In thousands, except per share amounts)	Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value per Share
Non-vested at December 31, 2017	583	$6.89
Granted	204	17.75
Vested	(106)	7.42
Forfeited	(3)	14.08
Non-vested at December 31, 2018	678	10.04
Granted	192	20.57
Vested	(154)	14.16
Forfeited	(137)	13.81
Non-vested at December 31, 2019	579	11.55
Granted	250	15.55
Dividend equivalent units (1)	167	—
Vested	(405)	10.00
Forfeited	(170)	13.76
Non-vested at December 31, 2020	421	$9.95
(1) Dividend equivalent units on certain restricted stock unit awards for dividends related to the stock units granted but not yet vested at the time cash dividends were paid.

Performance-based Restricted Stock Units

The following table summarizes activity for the performance-based restricted stock units:

	Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value per Share

(In thousands, except per share amounts)
Non-vested at December 31, 2017	—	$—
Granted	640	22.25
Vested	—	—
Forfeited	(2)	18.22
Non-vested at December 31, 2018	638	22.26
Granted	244	17.35
Vested	(233)	20.92
Forfeited	(11)	17.50
Non-vested at December 31, 2019	638	18.84
Granted	206	16.38
Dividend equivalent units (1)	136	—
Incremental shares vested (2)	161	—
Vested	(555)	21.05
Forfeited	(162)	13.71
Non-vested at December 31, 2020	424	$12.21
(1) Dividend equivalent units on certain restricted stock unit awards for dividends related to the stock units granted but not yet vested at the time cash dividends were paid.
(2) Incremental shares are a result of performance at 150% of granted shares associated with the 2017 performance awards.

Share Repurchase Authorization and Dividends

On February 26, 2020, Verso’s Board of Directors authorized up to $250 million of net proceeds from the Pixelle Sale to be used to repurchase outstanding shares of Verso common stock. In conjunction with the declaration of the special dividend of $3.00 per share, or $101 million, on August 5, 2020, Verso’s Board of Directors reduced Verso’s total share repurchase authorization from $250 million to $150 million. During the year ended December 31, 2020, Verso purchased approximately 2.2 million shares of its common stock through open market purchases and 10b-5 programs under the share repurchase authorization at a weighted average cost of $13.39 per share. As of December 31, 2020, $121 million of the $150 million authorized remained.

Cash dividends on shares of Verso common stock during the year ended December 31, 2020 are shown in the following table:

Quarter	Date Declared	Date of Record	Date Paid	Amount
2nd	May 12	June 15	June 29	$0.10
3rd	August 5	September 18	September 28	$0.10
3rd	August 5	September 18	September 28	$3.00
4th	November 9	December 18	December 29	$0.10

On February 5, 2021, Verso’s Board of Directors declared a quarterly cash dividend of $0.10 per share of Verso common stock, payable on March 29, 2021, to stockholders of record on March 18, 2021.

Warrants

On July 15, 2016, warrants to purchase up to an aggregate of 1.8 million shares of Class A common stock were issued to holders of first-lien secured debt at an initial exercise price of $27.86 per share and a seven-year term. In connection with the 2.2 million shares of Verso common stock repurchased pursuant to Verso’s share repurchase authorization and the ordinary and special dividends declared during the twelve months ended December 31, 2020, the number of shares of Verso common stock issuable upon exercise of each warrant increased from one share of common stock to 1.29 shares of common stock and the warrant exercise price was reduced from $27.86 per share to $21.67 per share, each effective as of September 18, 2020. If all warrants were exercised, the company would issue 2.3 million shares of Class A common stock and receive $50 million in proceeds. The warrants expire on July 15, 2023. As of December 31, 2020, no warrants have been exercised.

14. RESTRUCTURING CHARGES

Duluth Mill — On December 31, 2020, Verso decided to permanently shut down the paper mill in Duluth, Minnesota while continuing with efforts to sell the mill. Management’s decision was made in response to the continued accelerated decline in printing and writing paper demand resulting from the COVID-19 pandemic. The closure of the Duluth Mill, which has been idle since July 2020, reduced Verso’s total annual production capacity by approximately 270,000 tons of supercalendered paper. Verso furloughed approximately 190 employees when the mill was idled in July 2020, while a smaller group of approximately 35 employees remained at the mill to maintain critical systems (see Note 1).

In connection with the closure of the Duluth Mill, Verso recognized $65 million of accelerated depreciation which is included in Depreciation and amortization on the Consolidated Statement of Operations for the year ended December 31, 2020.

The following table details the charges incurred related to the Duluth Mill closure as included in Restructuring charges on the Consolidated Statement of Operations:

	Year Ended	Cumulative
(Dollars in millions)	December 31, 2020	Incurred
Property, plant and equipment, net	$3	$3
Severance and benefit costs	1	1
Write-off of spare parts and inventory	2	2
Write-off of purchase obligations and commitments	1	1
Total restructuring costs	$7	$7
The following table details the changes in the restructuring reserve liabilities related to the permanent shut down of the Duluth Mill which are included in Accrued and other liabilities on the Consolidated Balance Sheet:

Year Ended
(Dollars in millions)	December 31, 2020
Beginning balance of reserve	$—
Severance and benefits	1
Purchase obligations	1
Ending balance of reserve	$2

Closure of Luke Mill — On April 30, 2019, Verso announced that it would permanently shut down its paper mill in Luke, Maryland in response to the continuing decline in customer demand for the grades of coated freesheet paper produced at the Luke Mill, along with rising input costs, a significant influx of imports and rising compliance costs and infrastructure challenges associated with environmental regulation. Verso completed the shutdown and closure of the Luke Mill in June 2019, which reduced Verso’s coated freesheet production capacity by approximately 450,000 tons and eliminated approximately 675 positions.

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

The following table details the charges incurred related to the Luke Mill closure as included in Restructuring charges on the Consolidated Statements of Operations:

	Year Ended	Year Ended	Cumulative
(Dollars in millions)	December 31, 2019	December 31, 2020	Incurred
Property, plant and equipment, net	$10	$—	$10
Severance and benefit costs	19	(1)	18
Write-off of spare parts and inventory	9	—	9
Write-off of purchase obligations and commitments	1	—	1
Other costs	13	6	19
Total restructuring costs	$52	$5	$57
The following table details the changes in the restructuring reserve liabilities related to the Luke Mill closure which are included in Accounts payable and Accrued and other liabilities on the Consolidated Balance Sheets:

	Year Ended December 31,
(Dollars in millions)	2019	2020
Beginning balance of reserve	$—	$4
Severance and benefits	19	—
Severance and benefit payments	(17)	—
Severance and benefits reserve adjustments	(1)	(1)
Purchase obligations	1	—
Purchase obligations payments	(1)	—
Other costs	13	5
Payments on other costs	(10)	(8)
Ending balance of reserve	$4	$—

15. INCOME TAXES

The following is a summary of the components of the (benefit) provision for income taxes for Verso:

	Year Ended December 31,
(Dollars in millions)	2018	2019(1)	2020
Current tax (benefit) provision:
U.S. federal	$—	$—	$—
U.S. state and local	—	1	—
Total current tax (benefit) provision	—	1	—
Deferred tax (benefit) provision:
U.S. federal	35	22	(9)
U.S. state and local	(31)	1	(9)
Total deferred tax (benefit) provision	4	23	(18)
Less: valuation allowance	(4)	(115)	9
Total income tax (benefit) provision	$—	$(91)	$(9)
(1) Certain previously reported 2019 amounts were corrected in 2020 (see Note 1). The above table presents the corrected 2019 amounts for the following line items: U.S. federal deferred tax provision (previously reported as a benefit of $4 million), Total deferred tax provision (previously reported as a benefit of $2 million), and Total income tax benefit (previously reported as $117 million).

A reconciliation of income tax expense using the statutory federal income tax rate compared with actual income tax expense follows:

	Year Ended December 31,
(Dollars in millions)	2018	2019(1)	2020
Tax at Statutory U.S. Rate of 21%	$36	$(4)	$(23)
Changes resulting from:
Deferred tax adjustments	—	26	12
Other expenses	(1)	—	2
Net permanent differences	(1)	26	14
Valuation allowance	(4)	(115)	9
State income taxes (benefit)	(31)	2	(9)
Other	—	—	—
Total income tax (benefit) provision	$—	$(91)	$(9)
(1) Certain previously reported 2019 amounts were corrected in 2020 (see Note 1). The above table presents the corrected 2019 amounts for the following line items: Deferred tax adjustments (previously reported as zero), Net permanent differences (previously reported as $(1) million), and Total income tax benefit (previously reported as $117 million).

The following is a summary of the significant components of the net deferred tax asset (liability):

	December 31,
(Dollars in millions)	2019(1)	2020
Deferred tax assets:
Net operating loss	$54	$79
Credit carryforwards	44	36
Pension	91	88
Compensation obligations	15	10
Inventory reserves/capitalization	24	19
Capitalized expenses	4	4
Other	12	9
Gross deferred tax assets	244	245
Less: valuation allowance	(11)	(20)
Deferred tax assets, net of allowance	$233	$225
Deferred tax liabilities:
Property, plant and equipment	$(131)	$(95)
Intangible assets	(5)	(4)
Other	(5)	(4)
Total deferred tax liabilities	(141)	(103)
Net deferred tax assets	$92	$122
(1) Certain previously reported 2019 amounts were corrected in 2020 (see Note 1). The above table presents the corrected 2019 amounts for the following line items: Pension (previously reported as $123 million), Gross deferred tax assets (previously reported as $276 million), Deferred tax assets, net of allowance (previously reported as $265 million), Property, plant and equipment (previously reported as $137 million), Total deferred tax liabilities (previously reported as $147 million), and Net deferred tax assets (previously reported as $118 million).

We regularly evaluate the need for an income tax valuation allowance for deferred tax assets by assessing whether it is more likely than not that we will realize the deferred tax assets. At December 31, 2020, we considered the existence of recent cumulative income from continuing operations as a source of positive evidence and concluded to increase a portion of the income tax valuation allowance. To determine the appropriate income tax valuation allowance, we considered the timing of future reversal of our taxable temporary differences that supports realizing a portion of our deferred tax assets.

The income tax valuation allowance for deferred tax assets as of December 31, 2019 and 2020 was $11 million and $20 million, respectively. The increase in the income tax valuation allowance in 2020 of $9 million is primarily attributable to a decrease in projected future utilization of certain state tax credits to offset future state tax liabilities. It is less than more likely than not that Verso will realize the carryforward benefits of all of these state tax credits in the future.

In 2018, 2019 and 2020, Verso allocated zero, $1 million of tax expense and $22 million of tax benefit, respectively, to Other comprehensive income (loss). At December 31, 2019, Accumulated other comprehensive income includes $16 million of allocated tax expense. At December 31, 2020, Accumulated other comprehensive income includes $6 million of allocated tax benefit.

Verso has federal net operating loss carryforwards totaling $444 million as of December 31, 2020, some of which begin to expire at the end of 2034. These net operating losses have been reduced by attribute reduction and Internal Revenue Code Section 382 limits to $336 million available to be utilized in the future. $199 million of the federal net operating loss carryforwards begin to expire at the end of 2034 and $137 million of the federal net operating loss carryforwards never expire under the provisions of the U.S. Tax Cuts and Jobs Act of 2017.

Verso has state net operating loss carryforwards, after apportionment, totaling $162 million available to be utilized in the future as of December 31, 2020. Verso has a state income tax credit of $36 million, with a 15-year carryforward period, which begins to expire in 2024. Verso has research and development credit carryforwards of $4 million which begin to expire in 2036. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(Dollars in millions)
Balance at December 31, 2018	$2
Additions	—
Reductions	—
Balance at December 31, 2019	2
Additions	—
Reductions	—
Balance at December 31, 2020	$2
Verso’s policy is to record interest paid or received with respect to income taxes as interest expense or interest income, respectively, in the Consolidated Statements of Operations. The total amount of tax-related interest and penalties in the Consolidated Balance Sheets was zero at December 31, 2019 and 2020. The amount of expense (benefit) for interest and penalties included in the Consolidated Statements of Operations was zero for all periods presented.

None of the unrecognized tax benefits are expected to significantly increase or decrease in the next twelve months. None of the unrecognized tax benefits would, if recognized, affect the effective tax rate.

Verso files income tax returns in the United States for federal and various state jurisdictions. As of December 31, 2020, periods beginning in 2017 are still open for examination by various taxing authorities; however, taxing authorities have the ability to adjust net operating loss carryforwards from years prior to 2017. As of December 31, 2020, there are no ongoing federal or state income tax audits.

16. COMMITMENTS AND CONTINGENCIES

Purchase obligations — Verso has entered into unconditional purchase obligations in the ordinary course of business for the purchase of certain raw materials, energy and services. The following table summarizes the unconditional purchase obligations, as of December 31, 2020.

(Dollars in millions)
2021	$21
2022	19
2023	16
2024	14
2025	6
Thereafter	4
Total	$80

Represented Employees — As of December 31, 2020, 52% of Verso’s workforce is represented by unions. On February 28, 2019, the United Steelworkers, or “USW,” represented employees at four Verso sites, voted to ratify a new Master Labor Agreement, or the “Agreement,” covering five USW local branches, or approximately 80% of Verso’s hourly represented workforce as of December 31, 2019. The Agreement, which was effective on March 1, 2019, will run for a period of three years with staggered expiration dates at each of the affected sites. In addition, two smaller local unions (the International Brotherhood of Electrical Workers and the International Brotherhood of Teamsters) at two of the mill locations also signed and are participating in the Agreement. The remaining four smaller trade unions at two of the mill sites ratified new agreements in the fourth quarter of 2019. During the year ended December 31, 2019, Verso recognized $7 million of expense for signing bonuses and for the settlement of various work arrangement issues, to represented employees covered by the Agreements, which was included in Cost of products sold on the Consolidated Statement of Operations.

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

On July 5, 2018, Commerce granted the request and revoked the countervailing duties retroactively to August 3, 2015, the date the tariffs were originally imposed, which will result in a refund to Canadian producers of supercalendered paper of the countervailing duties previously collected on supercalendered paper imported into the United States from such producers. Pursuant to the Settlement Agreement, Irving and Port Hawkesbury agreed to pay Verso a percentage, totaling up to $42 million, of the duties refunded to such parties over time. During the year ended December 31, 2018, $42 million in settlement payments were received by Verso and are included in Other (income) expense on the Consolidated Statement of Operations.

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

In November 2019, the state of West Virginia asserted in an administrative enforcement action that three above-ground storage tanks at Verso’s Luke Mill leaked and that Verso had failed to take certain actions to prevent and report the release of pollutants into the North Branch of the Potomac River. In March 2020, the Potomac Riverkeeper Network (“PRKN”) filed a federal lawsuit against Verso alleging the improper handling, storage, and disposal of wastes generated at the Luke Mill. In May 2020, Maryland joined the PRKN lawsuit and in July 2020, Maryland obtained dismissal of a lawsuit that it previously had filed with respect to the same facts. The Luke Mill sits on the border of West Virginia and Maryland, and it was closed in June 2019.

Verso has worked cooperatively with the States of Maryland and West Virginia to address impacts to the environment at our Luke Mill from previous historic operations related to the alleged violations of state and federal environmental laws. Verso has undertaken actions to identify the extent of such impacts and has installed, and is continuing ongoing evaluation and installation of, remedial measures to address these impacts.

Verso is currently engaged in settlement negotiations with the states of Maryland and West Virginia and with the PKRN. Verso believes that it is nearing agreements in principle with the two states and the PKRN to settle all claims related to these environmental impacts including the installation of remedial measures and the payment of civil penalties to the two states.

If settlement terms with the State of West Virginia are reached, Verso anticipates that the State of West Virginia would file an action in West Virginia state court and would have a consent decree entered to effect the settlement.

As a result of Verso’s ongoing discussions with the States of Maryland and West Virginia and the PRKN, it has reserved an estimated amount for the potential settlements of these disputes in its financial statements as of December 31, 2020.

During 2019 and 2020, Verso recorded $3 million and $7 million, respectively, in Cost of products sold on the Consolidated Statements of Operations for costs related to environmental remediation efforts, of which $2 million and $5 million is included in Accrued and other liabilities on the Consolidated Balance Sheets as of December 31, 2019 and 2020, respectively.

17. UNAUDITED QUARTERLY DATA

The quarterly financial data is as follows:

(Dollars in millions, except per share amounts)	First	Second	Third	Fourth	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
	2019	2019	2019	2019	2020	2020	2020	2020
Summary Statement of Operations Data:
Net sales	$639	$602	$616	$587	$471	$268	$306	$314
Cost of products sold (exclusive of depreciation and amortization)	549	540	536	513	427	271	309	327
Depreciation and amortization	28	104	25	26	23	22	21	87
Selling, general and administrative expenses	24	29	23	28	27	16	19	15
Restructuring charges	—	40	4	8	6	—	(2)	8
Other operating (income) expense(1)	1	1	—	2	(88)	1	3	(5)
Interest expense	1	1	—	—	—	—	1	—
Other (income) expense(2)	(1)	(1)	(1)	(15)	(4)	(5)	(5)	(5)
Income tax expense (benefit)(3)(4)	1	—	(1)	(91)	26	(3)	(9)	(23)
Net income (loss)(4)	36	(112)	30	116	54	(34)	(31)	(90)
Share Data:
Income (loss) per common share:
Basic(4)(5)	$1.05	$(3.23)	$0.86	$3.35	$1.53	$(0.99)	$(0.92)	$(2.67)
Diluted(4)(5)	1.03	(3.23)	0.85	3.30	1.52	(0.99)	(0.92)	(2.67)
Weighted average shares of common stock outstanding (thousands):
Basic	34,484	34,626	34,686	34,702	35,107	34,548	33,675	33,558
Diluted	35,225	34,626	35,137	35,232	35,381	34,548	33,675	33,558
Closing price per share:
High	$25.80	$23.22	$19.23	$18.93	$19.13	$17.01	$14.41	$12.43
Low	18.47	16.67	9.90	12.15	10.71	10.25	7.82	7.58
Period-end	21.42	19.05	12.38	18.03	11.35	11.89	8.03	12.01
(1)     First quarter of 2020 other operating income primarily associated with the gain on the sale of Androscoggin and Stevens Point mills.
(2)    Fourth quarter of 2019 other income primarily associated with the pension settlement gain.
(3)    Fourth quarter of 2019 income tax benefit primarily associated with a release of the income tax valuation allowances on all federal deferred tax assets and certain state tax credits.
(4)    Previously reported fourth quarter of 2019 amounts were corrected in 2020 (see Note 1). The above table presents the corrected fourth quarter of 2019 amounts for the following line items: Income tax benefit (previously reported as $117 million), Net income (previously reported as $142 million), Basic income per common share (previously reported as $4.10), and Diluted income per common share (previously reported as $4.04).
(5)    Earnings per share calculations for each fiscal quarter are based on the applicable weighted average shares outstanding for each period, and the sum of the earnings per share for the four fiscal quarters may not necessarily be equal to the full year earnings per share amount.

18. SUBSEQUENT EVENTS

On January 27, 2021, Verso’s Board of Directors appointed Randy J. Nebel as Verso’s President and Chief Executive Officer.

On February 5, 2021, Verso’s Board of Directors declared a quarterly cash dividend of $0.10 per share of Verso's common stock, payable on March 29, 2021, to stockholders of record on March 18, 2021.

On February 8, 2021, Verso decided to permanently shut down its No. 14 paper machine and certain other long-lived assets at its paper mill in Wisconsin Rapids, Wisconsin, while continuing to explore viable and sustainable alternatives with the remaining assets, including its converting operation, No. 16 paper machine and other remaining long-lived assets. This decision was made in response to the continued accelerated decline in printing and writing paper demand. The decision to permanently shut down its No. 14 paper machine and certain other long-lived assets, which have been idle since July 2020, will permanently reduce Verso’s total annual production capacity by approximately 185,000 tons of coated paper. Verso furloughed approximately 700 employees when the Wisconsin Rapids Mill was idled in July 2020, and does not expect to further reduce the number of employees from what was already recognized. In the first quarter of 2021, Verso expects to recognize $95 million to $105 million of accelerated depreciation and pre-tax non-cash charges associated with its No. 14 paper machine and certain other long-lived assets.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2020. Based upon this evaluation, and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2020.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended December 31, 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item for Verso will either be (i) included in an amendment to this Annual Report on Form 10-K, or (ii) incorporated by reference from portions of the definitive proxy statement of Verso Corporation to be filed in connection with the 2021 annual meeting of stockholders of Verso Corporation. Such amendment or proxy statement will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2020. In addition, our Board of Directors has adopted a Code of Conduct that applies to all of our directors, employees and officers, including our Chief Executive Officer and Chief Financial Officer. The current version of the Code of Conduct is available on our website under the Corporate Governance section at www.versoco.com. To the extent required by rules adopted by the SEC and the New York Stock Exchange, we intend to promptly disclose future amendments to certain provisions of the Code of Conduct, or waivers of such provisions granted to executive officers and directors, on our website under the Corporate Governance section at www.versoco.com.

Item 11. Executive Compensation

The information required by this item for Verso will either be (i) included in an amendment to this Annual Report on Form 10-K, or (ii) incorporated by reference from portions of the definitive proxy statement of Verso Corporation to be filed in connection with the 2021 annual meeting of stockholders of Verso Corporation. Such amendment or proxy statement will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2020.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item for Verso will either be (i) included in an amendment to this Annual Report on Form 10-K, or (ii) incorporated by reference from portions of the definitive proxy statement of Verso Corporation to be filed in connection with the 2021 annual meeting of stockholders of Verso Corporation. Such amendment or proxy statement will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2020.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item for Verso will either be (i) included in an amendment to this Annual Report on Form 10-K, or (ii) incorporated by reference from portions of the definitive proxy statement of Verso Corporation to be filed in connection with the 2021 annual meeting of stockholders of Verso Corporation. Such amendment or proxy statement will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2020.

Item 14. Principal Accounting Fees and Services

The information required by this item for Verso will either be (i) included in an amendment to this Annual Report on Form 10-K, or (ii) incorporated by reference from portions of the definitive proxy statement of Verso Corporation to be filed in connection with the 2021 annual meeting of stockholders of Verso Corporation. Such amendment or proxy statement will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2020.

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

Exhibits

The following exhibits are included with this report:

Exhibit
Number	Description of Exhibit

2.1	Membership Interest Purchase Agreement, dated as of November 11, 2019, by and among Verso Paper Holding LLC, Verso Corporation and Pixelle Specialty Solutions LLC. (1)

3.1	Amended and Restated Certificate of Incorporation of Verso Corporation, as amended by the Certificate of Amendment, dated February 18, 2020

3.2	Amended and Restated Bylaws of Verso Corporation. (2)

4.1	Form of specimen Class A Common stock certificate. (3)

4.2	Description of Capital Stock of Verso Corporation.

4.3	Form of specimen Class B Common stock certificate. (4)

4.4	Form of specimen Plan Warrant certificate. (5)

10.1	Warrant Agreement dated as of July 15, 2016, between Verso Corporation and Computershare Inc. and its wholly owned subsidiary, Computershare Trust Company N.A., collectively, as warrant agent. (6)

10.2
Asset-Based Revolving Credit Agreement dated as of July 15, 2016, among Verso Paper Finance Holdings LLC, Verso Paper Holdings LLC, each of the subsidiaries of the borrower party thereto, the lenders party thereto, Wells Fargo Bank, National Association, as administrative agent, Barclays Bank PLC, as syndication agent, and Wells Fargo Bank, National Association and Barclays Bank PLC, as joint lead arrangers and joint bookrunners. (7)

10.3
First Amendment dated as of December 5, 2016, to Asset-Based Revolving Credit Agreement dated as of July 15, 2016, among Verso Paper Finance Holdings LLC, Verso Paper Holdings LLC, the subsidiary loan parties party thereto, the lenders party thereto, Wells Fargo Bank, National Association, as administrative agent, and the other parties party thereto. (8)

10.4
Second Amendment to Credit Agreement, dated as of February 6, 2019, among Verso Holding LLC, Verso Paper Holding LLC, each of the other loan parties party thereto, the lenders party thereto, and Wells Fargo Bank, National Association, as administrative agent. (9)

10.5*	Verso Corporation Performance Incentive Plan. (10)

10.6*	Verso Paper Corp. Executive Retirement Program. (11)

10.7*
Verso Paper Deferred Compensation Plan, consisting of The CORPORATEplan for RetirementSM Executive Plan, Basic Plan Document, effective as of February 15, 2007, as amended and restated by the Adoption Agreement effective as of December 1, 2008, as further amended by the Verso Paper Deferred Compensation Plan Amendment effective as of April 10, 2009, and as further amended by the Second Amendment to Verso Paper Deferred Compensation Plan effective as of January 1, 2010. (12)

10.8*	Employment Offer Letter Agreement dated September 8, 2015, between Verso Corporation and Allen J. Campbell. (13)

10.9*	Indemnification Agreement between Verso and the directors and officers of Verso Corporation and its subsidiaries (form). (14)

10.10*	Amended and Restated Confidentiality and Non-Competition Agreement between Verso Paper Corp. and each of its executives (form). (15)

10.11*	Form of Employee Restricted Stock Unit Award Agreement - 2016. (16)

10.12*	Form of Non-Employee Director Restricted Stock Unit Award Agreement - 2016. (17)

10.13*	Form of Employee Restricted Stock Unit Award Agreement - 2017. (18)

10.14*	Form of Non-Employee Director Restricted Stock Unit Award Agreement - 2017. (19)

10.15*	Form of Employee Restricted Stock Unit Award Agreement - 2018. (20)

10.16*	Form of Amendment to 2017 Employee Restricted Stock Unit Award Agreement. (21)

10.17*	Form of Employee Restricted Stock Unit Award Agreement - 2020

10.18*	Form of Employee Performance Stock Unit Award Agreement - 2020

10.19	Cooperation Agreement. (22)

10.20*	Separation Agreement and Release, dated March 10, 2020, between Verso Corporation and Michael A. Weinhold. (23)

10.21*	Employment Agreement, dated April 14, 2020, by and between Verso Corporation and Mathew Archambeau. (24)

10.22*	Restricted Covenant Agreement, dated April 14, 2020, by and between Verso Corporation and Mathew Archambeau. (25)

10.23*	Retention Letter Agreement, dated December 13, 2019, by and among Verso Corporation and Kenneth Sawyer. (26)

10.24*	Separation Agreement, dated September 30, 2020, by and between Verso Corporation and Adam St. John. (27)

10.25*	Offer Letter, dated September 30, 2020, by and between Verso Corporation and Randy Nebel. (28)

10.26*	Severance Agreement, dated January 27, 2021, by and between Verso Corporation and Randy J. Nebel. (29)

21	Subsidiaries of Verso Corporation.

23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.

23.2	Consent of Resource Information Systems, Inc. (30)

31.1	Certification of Principal Executive Officer.

31.2	Certification of Principal Financial Officer.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350. (31)

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350. (31)

101.INS	Inline XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

 *  An asterisk denotes a management contract or compensatory plan or arrangement.
(1)    Incorporated herein by reference to Exhibit 2.1 of Verso Corporation’s Current Report on Form 8-K filed with the SEC on November 12, 2019.

(2)    Incorporated herein by reference to Exhibit 3.1 to Verso Corporation’s Current Report on Form 8-K filed with the SEC on June 20, 2019.

(3)    Incorporated herein by reference to Exhibit 4.1 to Verso Corporation’s Current Report on Form 8-K filed with the SEC on July 19, 2016.

(4)    Incorporated herein by reference to Exhibit 4.2 to Verso Corporation’s Current Report on Form 8-K filed with the SEC on July 19, 2016.

(5)    Included in Exhibit 10.1.

(6)    Incorporated herein by reference to Exhibit 10.4 to Verso Corporation’s Current Report on Form 8-K filed with the SEC on July 19, 2016.

(7)    Incorporated herein by reference to Exhibit 10.1 to Verso Corporation’s Current Report on Form 8-K filed with the SEC on July 19, 2016.

(8)    Incorporated herein by reference to Exhibit 10.1 to Verso Corporation’s Current Report on Form 8-K filed with the SEC on December 8, 2016.

(9)     Incorporated herein by reference to Exhibit 10.1 to Verso Corporation’s Current Report on Form 8-K filed with the SEC on February 11, 2019.

(10)     Incorporated herein by reference to Exhibit 10.3 to Verso Corporation’s Current Report on Form 8-K filed with the SEC on July 19, 2016.

(11)    Incorporated herein by reference to Exhibit 10.2 to Verso Corporation’s Current Report on Form 8-K, filed with the SEC on December 30, 2009.

(12)    Incorporated herein by reference to Exhibit 10.1 to Verso Corporation’s Current Report on Form 8-K, filed with the SEC on December 30, 2009.

(13)    Incorporated herein by reference to Exhibit 10.1 to Verso Corporation’s Current Report on Form 8-K filed with the SEC on September 8, 2015.

(14)    Incorporated herein by reference to Exhibit 10.6 to Verso Corporation’s Current Report on Form 8-K filed with the SEC on July 19, 2016.

(15)    Incorporated herein by reference to Exhibit 10.2 to Verso Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2012, filed with the SEC on May 14, 2012.

(16)    Incorporated herein by reference to Exhibit 10.16 to Verso Corporation’s Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on March 8, 2018.

(17)    Incorporated herein by reference to Exhibit 10.17 to Verso Corporation’s Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on March 8, 2018.

(18)    Incorporated herein by reference to Exhibit 10.18 to Verso Corporation’s Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on March 8, 2018.

(19)    Incorporated herein by reference to Exhibit 10.19 to Verso Corporation’s Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on March 8, 2018.

(20)    Incorporated herein by reference to Exhibit 10.20 to Verso Corporation’s Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on March 8, 2018.

(21)    Incorporated herein by reference to Exhibit 10.21 to Verso Corporation’s Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on March 8, 2018.

(22)    Incorporated herein by reference to Exhibit 10.1 to Verso Corporation’s Current Report on Form 8-K filed with the SEC on February 5, 2020.
(23) Incorporated herein by reference to Exhibit 10.1 to Verso Corporation’s Amendment No.1 to its Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on April 29, 2020.

(24) Incorporated herein by reference to Exhibit 10.1 to Verso Corporation’s Current Report on Form 8-K filed with the SEC on April 14, 2020.

(25) Incorporated herein by reference to Exhibit 10.2 to Verso Corporation’s Current Report on Form 8-K filed with the SEC on April 14, 2020.

(26) Incorporated herein by reference to Exhibit 10.1 to Verso Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2020 filed with the SEC on August 6, 2020.

(27) Incorporated herein by reference to Exhibit 10.1 to Verso Corporation’s Current Report on Form 8-K filed with the SEC on October 1, 2020.

(28) Incorporated herein by reference to Exhibit 10.2 to Verso Corporation’s Current Report on Form 8-K filed with the SEC on October 1, 2020.

(29) Incorporated herein by reference to Exhibit 10.1 to Verso Corporation’s Current Report on Form 8-K filed with the SEC on January 28, 2021.

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

Date: March 1, 2021
VERSO CORPORATION

	By:	/s/ Randy J. Nebel
Randy J. Nebel President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Position	Date

/s/ Randy J. Nebel	President, Chief Executive Officer and Director	March 1, 2021
Randy J. Nebel	(Principal Executive Officer)

/s/ Allen J. Campbell	Senior Vice President and Chief Financial Officer	March 1, 2021
Allen J. Campbell	(Principal Financial Officer and Principal Accounting Officer)

/s/ Dr. Robert K. Beckler	Director	March 1, 2021
Dr. Robert K. Beckler

/s/ Marvin Cooper	Director	March 1, 2021
Marvin Cooper

/s/ Sean T. Erwin	Director	March 1, 2021
Sean T. Erwin

/s/ Jeffrey E. Kirt	Director	March 1, 2021
Jeffrey E. Kirt

/s/ Nancy M. Taylor	Director	March 1, 2021
Nancy M. Taylor