Form 10-Q
period 2021-03-31
Verso Corp
filed 2021-05-07
CIK 1421182

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act: ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes ☑ No
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. ☑ Yes ☐ No

As of April 30, 2021, Verso Corporation had 32,650,370 shares of Class A common stock, par value $0.01 per share, outstanding.

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
Forward-Looking Statements

In this quarterly report, all statements that are not purely historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or “Securities Act,” and Section 21E of the Securities Exchange Act of 1934, as amended, or “Exchange Act.” Forward-looking statements may be identified by the words “believe,” “expect,” “anticipate,” “project,” “plan,” “estimate,” “intend” and other similar expressions. They include, for example, statements relating to our business and operating outlook, including our plans with respect to our Duluth Mill and Wisconsin Rapids Mill; the continued impact of the COVID-19 pandemic; assessment of market conditions; and the growth potential of the industry in which we operate. Forward-looking statements are based on currently available business, economic, financial and other information and reflect management’s current beliefs, expectations and views with respect to future developments and their potential effects on us. Actual results could vary materially depending on risks and uncertainties that may affect us and our business. The following factors, among others, could cause actual results to differ from those set forth in the forward-looking statements: the adverse impact of idling production, shutting down machines or facilities, restructuring our operations and selling non-core assets; changes in the costs of raw materials and purchased energy; security breaches and other disruption to our information technology infrastructure; uncertainties regarding the impact, duration and severity of the COVID-19 pandemic and measures intended to reduce its spread; the long-term structural decline and general softening of demand facing the paper industry; adverse developments in general business and economic conditions; developments in alternative media, which are expected to adversely affect the demand for some of our key products, and the effectiveness of our responses to these developments; intense competition in the paper manufacturing industry; our limited ability to control the pricing of our products or pass through increases in our costs to our customers; our business being less diversified because of the Pixelle Sale (as defined below), closure of our Luke Mill, our Duluth Mill and the No. 14 paper machine and certain other long-lived assets at our Wisconsin Rapids Mill; our dependence on a small number of customers for a significant portion of our business; our ability to compete with respect to certain specialty paper products for a period of two years after the closing of the Pixelle Sale (as defined below); any failure to comply with environmental or other laws or regulations; legal proceedings or disputes; any labor disputes; and the potential risks and uncertainties described in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2020, Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and other sections of this Quarterly Report on Form 10-Q as such disclosures may be amended, supplemented or superseded from time to time by other reports we file with the Securities and Exchange Commission, including subsequent annual reports on Form 10-K and quarterly reports on Form 10-Q. We assume no obligation to update any forward-looking statement made in this Quarterly Report to reflect subsequent events or circumstances or actual outcomes.

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

VERSO CORPORATION
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	March 31,
(Dollars in millions, except per share amounts)	2020	2021
ASSETS
Current assets:
Cash and cash equivalents	$137	$118
Accounts receivable, net	83	93
Inventories	224	204
Assets held for sale	17	26
Prepaid expenses and other assets	5	4
Total current assets	466	445
Property, plant and equipment, net	613	505
Deferred tax assets	122	137
Intangibles and other assets, net	44	40
Total assets	$1,245	$1,127
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$80	$82
Accrued and other liabilities	92	85
Current maturities of long-term debt and finance leases	1	1
Total current liabilities	173	168
Long-term debt and finance leases	4	3
Pension benefit obligation	350	337
Other long-term liabilities	34	37
Total liabilities	561	545
Commitments and contingencies (Note 11)
Equity:
Preferred stock -- par value $0.01 (50,000,000 shares authorized, no shares issued)	—	—
Common stock -- par value $0.01 (210,000,000 Class A shares authorized with 35,877,533 shares issued and 33,133,649 outstanding on December 31, 2020 and 36,238,549 shares issued and 32,719,539 outstanding on March 31, 2021; 40,000,000 Class B shares authorized with no shares issued and outstanding on December 31, 2020 and March 31, 2021)	—	—
Treasury stock -- at cost (2,743,884 shares on December 31, 2020 and 3,519,010 shares on March 31, 2021)	(39)	(49)
Paid-in-capital	705	706
Retained deficit	(42)	(135)
Accumulated other comprehensive income	60	60
Total equity	684	582
Total liabilities and equity	$1,245	$1,127
See notes to Unaudited Condensed Consolidated Financial Statements.

VERSO CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,
(Dollars in millions, except per share amounts)	2020	2021
Net sales	$471	$282
Costs and expenses:
Cost of products sold (exclusive of depreciation and amortization)	427	264
Depreciation and amortization	23	102
Selling, general and administrative expenses	27	15
Restructuring charges	6	11
Other operating (income) expense	(88)	(1)
Operating income (loss)	76	(109)
Interest expense	—	1
Other (income) expense	(4)	(6)
Income (loss) before income taxes	80	(104)
Income tax expense (benefit)	26	(14)
Net income (loss)	$54	$(90)
Income (loss) per common share:
Basic	$1.53	$(2.71)
Diluted	1.52	(2.71)
Weighted average common shares outstanding (in thousands)
Basic	35,107	33,044
Diluted	35,381	33,044
See notes to Unaudited Condensed Consolidated Financial Statements.

VERSO CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended
	March 31,
(Dollars in millions)	2020	2021
Net income (loss)	$54	$(90)
Other comprehensive income (loss), net of tax	—	—
Comprehensive income (loss)	$54	$(90)
See notes to Unaudited Condensed Consolidated Financial Statements.

VERSO CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Class A					Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
(Dollars in millions, shares in thousands)	Common Shares	Common Stock	Treasury Shares	Treasury Stock	Paid-in-Capital
Balance - December 31, 2019	34,949	$—	245	$(5)	$698	$172	$122	$987
Net income (loss)	—	—	—	—	—	54	—	54
Treasury shares	—	—	472	(7)	—	—	—	(7)
Common stock issued for restricted stock	817	—	—	—	—	—	—	—
Equity award expense	—	—	—	—	2	—	—	2
Balance - March 31, 2020	35,766	$—	717	$(12)	$700	$226	$122	$1,036

Balance - December 31, 2020	35,878	$—	2,744	$(39)	$705	$(42)	$60	$684
Net income (loss)	—	—	—	—	—	(90)	—	(90)
Treasury shares	—	—	775	(10)	—	—	—	(10)
Common stock issued for restricted stock	361	—	—	—	—	—	—	—
Dividends and dividend equivalents declared	—	—	—	—	—	(3)	—	(3)
Equity award expense	—	—	—	—	1	—	—	1
Balance - March 31, 2021	36,239	$—	3,519	$(49)	$706	$(135)	$60	$582
See notes to Unaudited Condensed Consolidated Financial Statements.

VERSO CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
(Dollars in millions)	2020	2021
Cash Flows From Operating Activities:
Net income (loss)	$54	$(90)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	23	102
Noncash restructuring charges	—	8
Net periodic pension cost (income)	(4)	(6)
Pension plan contributions	(8)	(7)
Equity award expense	2	1
Gain on Sale of Androscoggin/Stevens Point Mills	(88)	—
Deferred taxes	26	(14)
Changes in assets and liabilities:
Accounts receivable, net	(26)	(10)
Inventories	(24)	16
Prepaid expenses and other assets	—	1
Accounts payable	(18)	1
Accrued and other liabilities	(14)	(3)
Net cash provided by (used in) operating activities	(77)	(1)
Cash Flows From Investing Activities:
Capital expenditures	(22)	(4)
Net proceeds from Sale of Androscoggin/Stevens Point Mills	340	—
Net cash provided by (used in) investing activities	318	(4)
Cash Flows From Financing Activities:
Borrowings on ABL Facility	36	—
Payments on ABL Facility	(36)	—
Principal payment on financing lease obligation	—	(1)
Acquisition of treasury stock	(7)	(10)
Dividends paid to stockholders	—	(3)
Net cash provided by (used in) financing activities	(7)	(14)
Change in Cash and cash equivalents and restricted cash	234	(19)
Cash and cash equivalents and restricted cash at beginning of period	44	139
Cash and cash equivalents and restricted cash at end of period	$278	$120
Supplemental cash flow disclosures:
Total interest paid	$—	$—
Total income taxes paid	—	—
Noncash investing and financing activities:
Right-of-use assets obtained in exchange for new finance lease liabilities	$—	$—
Right-of-use assets obtained in exchange for new capitalized operating lease liabilities	1	—
See notes to Unaudited Condensed Consolidated Financial Statements.

VERSO CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF BUSINESS AND BASIS OF PRESENTATION

Nature of Business — Verso is a producer of graphic paper, specialty paper, packaging paper and Northern Bleached Hardwood Kraft, or “NBHK,” pulp. Verso’s products are used primarily in media, marketing applications and commercial printing applications. Uses include catalogs, magazines, high-end advertising brochures, direct-mail advertising, and specialty applications, such as labeling and other special applications. Verso’s NBHK pulp is used to manufacture printing, writing and specialty paper grades, tissue and other products. Verso operates in the pulp and paper market segments. However, Verso determined that the operating income (loss) of the pulp segment is immaterial for disclosure purposes. Verso’s assets are utilized across segments in an integrated mill system and are not identified by segment or reviewed by management on a segment basis. Verso operates primarily in North America.

Sale of Androscoggin Mill and Stevens Point Mill — On November 11, 2019, Verso and Verso Paper entered into a membership interest purchase agreement, or the “Purchase Agreement,” with Pixelle Specialty Solution LLC, or “Pixelle,” whereby Verso and Verso Paper agreed to sell to Pixelle, or the “Pixelle Sale,” or “Sale of Androscoggin/Stevens Point Mills,” all of the outstanding membership interests in Verso Androscoggin, LLC an indirect wholly owned subsidiary of Verso and the entity that, as of the closing date of the Pixelle Sale, held all the assets primarily related to Verso’s Androscoggin Mill located in Jay, Maine, and Stevens Point Mill, located in Stevens Point, Wisconsin. The transaction was approved by Verso’s stockholders on January 31, 2020 and closed on February 10, 2020 (see Note 5).

Duluth Mill and Wisconsin Rapids Mill — On June 9, 2020, Verso announced plans to indefinitely idle its mills in Duluth, Minnesota and Wisconsin Rapids, Wisconsin, while exploring viable and sustainable alternatives for both mills including restarting, selling or permanently closing one or both mills. Verso’s decision to reduce its production capacity was driven by the accelerated decline in graphic paper demand, primarily resulting from the COVID-19 pandemic. The production capacity of the Duluth Mill is approximately 270,000 tons of supercalendered/packaging paper and the production capacity of the Wisconsin Rapids Mill is approximately 540,000 tons of coated and packaging paper. Verso idled production at the Duluth Mill on July 1, 2020 and at the Wisconsin Rapids Mill on July 27, 2020. On December 31, 2020, Verso decided to permanently shut down the Duluth Mill while continuing with efforts to sell the mill (see Note 10). On February 8, 2021, Verso decided to permanently shut down the No. 14 paper machine and certain other long-lived assets at the Wisconsin Rapids Mill (see Note 10). Verso continues to operate the facility at the Wisconsin Rapids Mill to convert paper produced at the Quinnesec and Escanaba mills to sheets for the commercial print market.

COVID-19 Pandemic — The COVID-19 Pandemic has impacted our operations and financial results since the first quarter of 2020 and continues to have an impact on us. Verso serves as an essential manufacturing business and, as a result, Verso’s mills have continued to be operational during the time of the pandemic in order to meet the ongoing needs of its customers, including those in other essential business sectors, which provide food, medical and hygiene products needed in a global health crisis. The guidelines and orders enacted by federal, state and local governments have, however, impacted demand from retailers, political campaigns, and sports and entertainment events, driving reduced purchases of printed materials and substantially impacting Verso’s graphic paper business.

Verso’s COVID-19 preparedness and response team has been monitoring the pandemic and related events and preparing and implementing responses in accordance with Centers for Disease Control and Prevention, or “CDC,” and the Occupational Safety and Health Administration, or “OSHA,” recommendations as well as federal, state and local guidelines.

While Verso cannot reasonably estimate the full impact of COVID-19 on the business, financial position, results of operations and cash flows, Verso expects the pandemic will continue to have a negative impact on business and financial results.

Basis of Presentation — This report contains the Unaudited Condensed Consolidated Financial Statements of Verso as of December 31, 2020 and March 31, 2021 and for the three months ended March 31, 2020 and 2021. The December 31, 2020 Unaudited Condensed Consolidated Balance Sheet data was derived from audited financial statements, but it does not include all disclosures required annually by accounting principles generally accepted in the United States of America, or “GAAP.” In Verso’s opinion, the Unaudited Condensed Consolidated Financial Statements include all adjustments that are necessary for the fair presentation of Verso’s respective financial condition, results of operations and cash flows for the interim periods presented. Except as disclosed in the notes to the Unaudited Condensed Consolidated Financial Statements, such adjustments are of a normal, recurring nature. Intercompany balances and transactions are eliminated in consolidation. The results of operations and cash flows for the interim periods presented may not necessarily be indicative of full-year results. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto of Verso contained in its Annual Report on Form 10-K for the year ended December 31, 2020.

2.  RECENT ACCOUNTING PRONOUNCEMENTS
Accounting Guidance Adopted in 2021
ASC Topic 740, Income Taxes. In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes, which removes certain exceptions for investments, intraperiod allocations and interim calculations, and adds guidance to reduce the complexity in accounting for income taxes. Verso adopted this guidance on January 1, 2021, and the effect on the Unaudited Condensed Consolidated Financial Statements was not material.

3. REVENUE RECOGNITION

The following table presents the revenues disaggregated by product included on the Unaudited Condensed Consolidated Statements of Operations:

	Three Months Ended
	March 31,
(Dollars in millions)	2020	2021
Paper	$421	$250
Packaging	24	7
Pulp	26	25
Total Net sales	$471	$282
The following table presents the revenue disaggregated by sales channel included on the Unaudited Condensed Consolidated Statements of Operations:

	Three Months Ended
	March 31,
(Dollars in millions)	2020	2021
End-users and Converters	$170	$87
Brokers and Merchants	219	150
Printers	82	45
Total Net sales	$471	$282
4. SUPPLEMENTAL FINANCIAL STATEMENT INFORMATION

Restricted Cash — As of December 31, 2020 and March 31, 2021, $2 million of restricted cash was included in Intangibles and other assets, net on the Unaudited Condensed Consolidated Balance Sheets primarily related to asset retirement obligations in the state of Michigan. These cash deposits are required by the state and may only be used for the future closure of a landfill. As of both March 31, 2020 and 2021, Cash and cash equivalents and restricted cash on the Unaudited Condensed Consolidated Statements of Cash Flows includes restricted cash of $2 million.

Inventories — The following table summarizes inventories by major category:

	December 31,	March 31,
(Dollars in millions)	2020	2021
Raw materials	$45	$41
Work-in-process	31	30
Finished goods	125	114
Replacement parts and other supplies	23	19
Inventories	$224	$204

Property, plant and equipment — Depreciation expense for the three months ended March 31, 2020 and 2021 was $22 million and $101 million, respectively. Depreciation expense for the three months ended March 31, 2021 includes $84 million in accelerated depreciation associated with the permanent shutdown of the No. 14 paper machine and certain other long-lived assets at the Wisconsin Rapids Mill (see Note 10). Property, plant and equipment as of March 31, 2020 and 2021 include $3 million and $4 million, respectively, of capital expenditures that were unpaid and included in Accounts payable and Accrued and other liabilities on the Unaudited Condensed Consolidated Balance Sheets.

Income Taxes — Income tax expense for the three months ended March 31, 2020 was $26 million and income tax benefit for the three months ended March 31, 2021 was $14 million. During the three months ended March 31, 2020 and 2021, Verso recognized $6 million and $4 million, respectively, of additional valuation allowance against state tax credits.

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

During the three months ended March 31, 2020, Verso received $340 million in net cash proceeds, consisting of $346 million in cash reduced by $6 million in selling costs and recognized an $88 million gain on the sale. In connection with the Pixelle Sale, Verso provided certain transition services to Pixelle and recognized $1 million for these services as a reduction of Selling, general and administrative expenses on the Unaudited Condensed Consolidated Statement of Operation during the three months ended March 31, 2020.

Luke Mill Equipment and Other Asset Sales

On August 1, 2020, Verso entered into an equipment purchase agreement with Halkali Kagit Karton Sanayi ve Tic. A.S., or the “Purchaser,” a company organized under the laws of Turkey, whereby Verso agreed to sell, and the Purchaser agreed to purchase, certain equipment at Verso’s Luke Mill, primarily including two paper machines. The purchase price is $11 million in cash due at various milestones. Verso has received $9 million in non-refundable deposits associated with this sale which includes $1 million in the first quarter of 2021. Verso expects to receive an additional $1 million in the second quarter of 2021 and the final payment of $1 million by the third quarter of 2021. The closing of the equipment purchase, including the transfer of title and ownership of the equipment to the Purchaser, will occur upon satisfactory completion of the disassembly and removal of the equipment and the receipt by Verso of all payments due from the Purchaser. Verso is exploring options for disposal of the remaining assets of the Luke Mill. In connection with these sales, Verso classified $17 million in assets as held for sale on the Unaudited Condensed Consolidated Balance Sheets as of December 31, 2020 and March 31, 2021.

6.  DEBT

As of December 31, 2020 and March 31, 2021, Verso Paper had no outstanding borrowings on its $350 million asset-based revolving credit facility, as amended, or the “ABL Facility.”

The amount of borrowings and letters of credit available to Verso Paper pursuant to the ABL Facility is limited to the lesser of $350 million or an amount determined pursuant to a borrowing base ($167 million as of March 31, 2021). As of March 31, 2021, there were no borrowings outstanding under the ABL Facility, with $21 million issued in letters of credit and $146 million available for future borrowings.

7. EARNINGS PER SHARE

The following table provides a reconciliation of basic and diluted income (loss) per common share:

	Three Months Ended
	March 31,
	2020	2021
Net income (loss) available to common stockholders (in millions)	$54	$(90)
Weighted average common shares outstanding - basic (in thousands)	35,107	33,044
Dilutive shares from stock awards (in thousands)	274	—
Weighted average common shares outstanding - diluted (in thousands)	35,381	33,044
Basic income (loss) per share	$1.53	$(2.71)
Diluted income (loss) per share	$1.52	$(2.71)

As a result of the net loss from continuing operations for the three months ended March 31, 2021, 0.8 million restricted stock units were excluded from the calculation of diluted earnings per share as their inclusion would be anti-dilutive. As of March 31, 2020 and 2021, Verso had 1.8 million warrants outstanding at an adjusted exercise price per share of $27.86 and $21.34, respectively (see Note 9). As a result of the exercise price of the warrants exceeding the average market price of Verso’s common stock during the three months ended March 31, 2020 and 2021, 1.8 million and 2.4 million shares, respectively, were excluded from the calculations of diluted earnings per share as their inclusion would be anti-dilutive.

8.  RETIREMENT BENEFITS

The following table summarizes the components of net periodic pension cost (income) for the periods presented:

	Three Months Ended
	March 31,
(Dollars in millions)	2020	2021
Service cost	$1	$—
Interest cost	12	10
Expected return on plan assets	(17)	(16)
Net periodic pension cost (income)	$(4)	$(6)

Verso makes contributions that are sufficient to fund actuarially determined costs, generally equal to the minimum amounts required by the Employee Retirement Income Security Act. Verso made contributions to its pension plan of $8 million during the three months ended March 31, 2020 and $7 million during the three months ended March 31, 2021. On March 11, 2021, the government signed into law the American Rescue Plan Act of 2021, or “ARPA”. This act provides for pension funding relief which will reduce Verso’s expected 2021 required cash contribution to $26 million from $46 million. Verso expects to make at least $19 million in required contributions to the pension plan in the remainder of 2021.

9. EQUITY

Equity Awards

During the three months ended March 31, 2021, Verso granted 0.2 million time-based restricted stock units and 0.2 million performance-based restricted stock units to its executives and certain senior managers. The performance-based restricted stock unit awards granted vest on the performance determination date following the end of the performance period, as measured using an adjusted EBITDAP (earnings before interest, taxes, depreciation, amortization and pension expense/income) metric and a return on invested capital metric over a 3-year period ending December 31, 2023. The vesting criteria of the performance-based restricted stock unit awards meet the definition of a performance condition for accounting purposes. The number of shares which will ultimately vest at the vesting date ranges from 0% to 200% of the number of performance-based restricted stock units granted based on performance during the 3-year cumulative performance period. The compensation expense associated with these performance awards is currently estimated at 100%.

On March 5, 2021, Verso modified certain outstanding restricted stock unit awards as part of a retention arrangement for its Chief Financial Officer. If the Chief Financial Officer does not voluntarily terminate employment with Verso before June 30, 2021 then his performance-based restricted stock units will remain outstanding and can vest on a pro-rata basis and the next tranche of his time-based restricted stock units will vest. This change was considered a modification and resulted in a revaluation of his 2019 and 2020 performance-based restricted stock units to a fair value of $0.67 and $8.66, respectively, and a revaluation of his 2018, 2019 and 2020 time-based restricted stock units that will vest as a result of the modification to a fair value of $13.32.
Verso recognized equity award expense of $2 million and $1 million for the three months ended March 31, 2020 and 2021 respectively. As of March 31, 2021, there was approximately $7 million of unrecognized compensation cost related to the 0.8 million non-vested restricted stock units, which is expected to be recognized over the weighted average period of 2.3 years.

Time-based Restricted Stock Units

Changes to non-vested time-based restricted stock units for the three months ended March 31, 2021 were as follows:

	Restricted Stock	Weighted Average
	Units	Grant Date
Shares (in thousands)	Outstanding	Fair Value
Non-vested at December 31, 2020	421	$9.95
Granted (1)	178	12.56
Vested	(211)	8.82
Forfeited	(2)	11.60
Non-vested at March 31, 2021(2)	386	11.77
(1) Includes 3 thousand dividend equivalent units on certain time-based restricted stock unit awards for dividends related to the stock units granted but not yet vested at the time cash dividends were paid.
(2) Includes the modified value of the time-based restricted stock units associated with the retention agreement for the Chief Financial Officer.

Performance-based Restricted Stock Units

Changes to non-vested performance-based restricted stock units for the three months ended March 31, 2021 were as follows:

	Restricted Stock	Weighted Average
	Units	Grant Date
Shares (in thousands)	Outstanding	Fair Value
Non-vested at December 31, 2020	424	$12.21
Granted (1)	179	12.54
Incremental shares vested (2)	10	—
Vested	(143)	12.90
Forfeited	(21)	10.44
Non-vested at March 31, 2021 (3)	449	10.95
(1) Includes 3 thousand dividend equivalent units on certain performance-based restricted stock unit awards for dividends related to the stock units granted but not yet vested at the time cash dividends were paid.
(2) Incremental shares are a result of performance at 113% of the target level of shares subject to the performance based restricted stock units.
(3) Includes the modified value of the performance-based restricted stock units associated with the retention agreement for the Chief Financial Officer.

Share Repurchase Authorization and Dividends

On February 26, 2020, Verso’s Board of Directors authorized up to $250 million of net proceeds from the Pixelle Sale to be used to repurchase outstanding shares of Verso common stock. In conjunction with the declaration of the special cash dividend of $3.00 per share, or $101 million, on August 5, 2020, Verso’s Board of Directors reduced Verso’s total share repurchase authorization from $250 million to $150 million. During the three months ended March 31, 2021, Verso purchased approximately 0.7 million shares of its common stock under the share repurchase authorization at a weighted average cost of $13.06 per share. As of March 31, 2021, $112 million of the $150 million authorized remained.

On February 5, 2021, Verso’s Board of Directors declared a quarterly cash dividend of $0.10 per share of Verso's common stock, which was paid on March 29, 2021, to stockholders of record on March 18, 2021. On May 6, 2021, Verso’s Board of Directors declared a quarterly cash dividend of $0.10 per share of Verso’s common stock, payable on June 29, 2021, to stockholders of record on June 17, 2021.

Warrants

On July 15, 2016, warrants to purchase up to an aggregate of 1.8 million shares of Class A common stock were issued to holders of first-lien secured debt at an initial exercise price of $27.86 per share and a seven-year term, subject to customary anti-dilution adjustments. In connection with the 2.8 million shares of Verso common stock repurchased pursuant to Verso’s share repurchase authorization and ordinary and special dividends declared, the number of shares of Verso common stock issuable upon exercise of each warrant increased from one share of common stock to 1.31 shares of common stock and the warrant exercise price was reduced from $27.86 per share to $21.34 per share, each effective as of March 17, 2021. If all warrants were exercised, Verso would issue 2.4 million shares of Class A common stock and receive $50 million in proceeds. The warrants expire on July 15, 2023. As of March 31, 2021, no warrants have been exercised.

10.  RESTRUCTURING CHARGES

Wisconsin Rapids Mill - On February 8, 2021, Verso decided to permanently shut down the No. 14 paper machine and certain other long-lived assets at its paper mill in Wisconsin Rapids, Wisconsin, while continuing to explore viable and sustainable alternatives with the remaining assets, including its converting operation, No. 16 paper machine and other remaining long-lived assets. This decision was made in response to the continued accelerated decline in printing and writing paper demand. The decision to permanently shut down the No. 14 paper machine and certain other long-lived assets, which have been idle since July 2020, permanently reduced Verso’s total annual production capacity by approximately 185,000 tons of coated paper.

In connection with the permanent shutdown of No. 14 paper machine at the Wisconsin Rapids Mill, Verso recognized $84 million of accelerated depreciation which is included in Depreciation and amortization on the Unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2021.

The following table details the charges incurred related to the shutdown of No. 14 paper machine and certain other long-lived assets as included in Restructuring charges on the Unaudited Condensed Consolidated Statement of Operations:

	Three Months Ended	Cumulative
(Dollars in millions)	March 31, 2021	Incurred
Property, plant and equipment, net	$5	$5
Write-off of spare parts and inventory	3	3
Total restructuring costs	$8	$8
Duluth Mill — On December 31, 2020, Verso decided to permanently shut down the paper mill in Duluth, Minnesota while continuing with efforts to sell the mill. In connection with these efforts, Verso classified $9 million in Assets held for sale on the Unaudited Condensed Consolidated Balance Sheet as of March 31, 2021. Management’s decision to permanently shut down the Duluth Mill was made in response to the continued accelerated decline in printing and writing paper demand resulting from the COVID-19 pandemic. The closure of the Duluth Mill, which has been idle since July 2020, reduced Verso’s total annual production capacity by approximately 270,000 tons of supercalendered/packaging paper.

The following table details the charges incurred related to the Duluth Mill closure as included in Restructuring charges on the Unaudited Condensed Consolidated Statement of Operations:

	Three Months Ended	Cumulative
(Dollars in millions)	March 31, 2021	Incurred
Property, plant and equipment, net	$—	$3
Severance and benefit costs	—	1
Write-off of spare parts and inventory	—	2
Write-off of purchase obligations and commitments	2	3
Other costs	1	1
Total restructuring costs	$3	$10
The following table details the changes in the restructuring reserve liabilities related to the permanent shutdown of the Duluth Mill which are included in Accrued and other liabilities on the Unaudited Condensed Consolidated Balance Sheet:

Three Months Ended
(Dollars in millions)	March 31, 2021
Beginning balance of reserve	$2
Severance and benefit payments	(1)
Purchase obligations	2
Other costs	1
Payments on other costs	(1)
Ending balance of reserve	$3

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

The following table details the charges incurred related to the Luke Mill closure as included in Restructuring charges on the Unaudited Condensed Consolidated Statements of Operations:

	Three Months Ended
	March 31,		Cumulative
(Dollars in millions)	2020	2021	Incurred
Property, plant and equipment, net	$—	$—	$10
Severance and benefit costs	(1)	—	18
Write-off of spare parts and inventory	—	—	9
Write-off of purchase obligations and commitments	—	—	1
Other costs(1)	7	—	19
Total restructuring costs	$6	$—	$57
(1) Other costs primarily relate to activities associated with the shutdown of property, plant and equipment, such as draining, cleaning, dismantling, securing and disposing of such assets. Other costs for the three months ended March 31, 2020 includes $6 million for the final cleaning and shutdown of various storage tanks.

11. COMMITMENTS AND CONTINGENCIES

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

In November 2019, the state of West Virginia asserted in an administrative enforcement action that three above-ground storage tanks at Verso’s Luke Mill leaked and that Verso had failed to take certain actions to prevent and report the release of pollutants into the North Branch of the Potomac River. In March 2020, the Potomac Riverkeeper Network (“PRKN”) filed a federal lawsuit against Verso alleging the improper handling, storage and disposal of wastes generated at the Luke Mill. In May 2020, Maryland joined the PRKN lawsuit and in July 2020, Maryland obtained dismissal of a lawsuit that it previously had filed with respect to the same facts. The Luke Mill sits on the border of West Virginia and Maryland, and it was closed in June 2019.

On April 1, 2021, a consent decree was approved and entered by the court in the federal lawsuit, setting forth the terms agreed by Verso with the PRKN and the Maryland Department of the Environment (“the Department”), to settle the claims by PRKN and the state of Maryland. Pursuant to the consent decree, Verso has agreed to pay an aggregate of $1 million in penalties and fees to the Department and PRKN. Verso has also agreed to reimburse the Department for any future response and oversight costs at the Luke Mill up to a maximum of $25,000 for the first year after the effective date of the consent decree and $20,000 per year thereafter until termination of monitoring oversight under the consent decree. In addition to the penalties and fees paid pursuant to the consent decree, Verso also agreed to continue its ongoing remedial activities at the Luke Mill and to monitor the site for at least three years after completion of its remedial efforts.

Verso is currently engaged in settlement negotiations with the state of West Virginia. Verso believes it is nearing an agreement with the state of West Virginia to settle claims related to the environmental impacts at the Luke Mill.

As a result of the consent decree approval on April 1, 2021, Verso has revised its estimates of costs related to the ongoing environmental remediation and monitoring efforts and has recorded an additional $5 million in Cost of products sold on the Unaudited Condensed Consolidated Statements of Operations during the three months ended March 31, 2021. As of March 31, 2021, $10 million of environmental remediation costs are included on the Unaudited Condensed Consolidated Balance Sheet, including $5 million in Accrued and other liabilities and $5 million in Other long-term liabilities. As of December 31, 2020, $5 million of environmental remediation costs, which included the cost related to the consent decree mentioned above, are included in Accrued and other liabilities on the Unaudited Condensed Consolidated Balance Sheet.

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

We currently operate three paper machines at our mill in Escanaba, Michigan and one paper machine and one NBHK pulp machine at our mill in Quinnesec, Michigan. The mills have an aggregate annual production capacity of approximately 1,400,000 tons of paper and NBHK pulp. We also operate the sheeting facility at our Wisconsin Rapids Mill to convert paper produced at our Michigan mills to sheets for the commercial print market.

2021 Developments

Wisconsin Rapids Mill

On February 8, 2021, we decided to permanently shut down the No. 14 paper machine and certain other long-lived assets at our paper mill in Wisconsin Rapids, Wisconsin, while continuing to explore viable and sustainable alternatives with the remaining assets, including our converting operations, No. 16 paper machine and other remaining long-lived assets. This decision permanently reduced our total annual production capacity by 185,000 tons of coated paper. In the first quarter of 2021, we recognized $84 million of accelerated depreciation which is included in Depreciation and amortization on the Unaudited Condensed Consolidated Statement of Operations for the three months ended March 31, 2021. In addition, we recognized $8 million in charges associated with the write-off of property, plant and equipment and spare parts and inventory which is included in Restructuring charges on the Unaudited Condensed Consolidated Statement of Operations for the three months ended March 31, 2021.

Luke Mill

On August 1, 2020, we entered into an equipment purchase agreement with Halkali Kagit Karton Sanayi ve Tic. A.S., a company organized under the laws of Turkey, whereby we agreed to sell, and the buyer agreed to purchase, certain equipment at our Luke Mill, primarily including two paper machines. The purchase price is $11 million in cash due at various milestones.

We have received $9 million in non-refundable deposits associated with this sale which includes $1 million in the first quarter of 2021. We expect to receive an additional $1 million in the second quarter of 2021 and the final payment of $1 million by the third quarter of 2021. The closing of the equipment purchase, including the transfer of title and ownership of the equipment to the buyer, will occur upon satisfactory completion of the disassembly and removal of the equipment and the receipt, by us, of all payments due from the buyer.

We continue to evaluate options for sale of the remaining assets of our Luke Mill.

Changes to Directors and Officers

On January 27, 2021, the Board of Directors appointed Randy J. Nebel as Verso’s President and Chief Executive Officer, prior to which he served as our interim President and Chief Executive Officer since September 30, 2020.

On March 5, 2021, Allen Campbell, our Senior Vice President and Chief Financial Officer, informed us of his intent to retire on June 30, 2021.

On April 5, 2021, Matthew Archambeau notified Verso of his decision to resign as Verso’s Senior Vice President of Manufacturing and Energy. His resignation was effective on April 5, 2021.

COVID-19 Pandemic

The COVID-19 Pandemic has impacted our operations and financial results since the first quarter of 2020 and continues to have an impact on us. We serve as an essential manufacturing business and, as a result, we have continued to be operational during the time of the pandemic in order to meet the ongoing needs of our customers, including those in other essential business sectors, which provide food, medical and hygiene products needed in a global health crisis. The guidelines and orders enacted by federal, state and local governments have, however, impacted demand from retailers, political campaigns, and sports and entertainment events, driving reduced purchases of printed materials and substantially impacting our graphic paper business.

Our COVID-19 preparedness and response team has been monitoring the pandemic and related events and preparing and implementing responses in accordance with CDC and OSHA recommendations as well as federal, state and local guidelines.

While we cannot reasonably estimate the full impact of COVID-19 on our business, financial position, results of operations and cash flows, we expect the pandemic will continue to have a negative impact on our business and financial results.

Results of Operations

The following table sets forth the historical results of operations of Verso for the periods indicated below. The following discussion of our financial condition and results of operations should be read in conjunction with our Unaudited Condensed Consolidated Financial Statements and notes thereto included elsewhere in this report.

Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020

	Three Months Ended
	March 31,		Three Months
(Dollars in millions)	2020	2021	$ Change
Net sales	$471	$282	$(189)
Costs and expenses:
Cost of products sold (exclusive of depreciation and amortization)	427	264	(163)
Depreciation and amortization	23	102	79
Selling, general and administrative expenses	27	15	(12)
Restructuring charges	6	11	5
Other operating (income) expense	(88)	(1)	87
Operating income (loss)	76	(109)	(185)
Interest expense	—	1	1
Other (income) expense	(4)	(6)	(2)
Income (loss) before income taxes	80	(104)	(184)
Income tax expense (benefit)	26	(14)	(40)
Net income (loss)	$54	$(90)	$(144)

Net sales. Net sales for the three months ended March 31, 2021 decreased $189 million compared to the three months ended March 31, 2020, as a result of significant declines in sales volume and unfavorable price/mix. Of the $189 million, or 40%, net sales decline, $59 million, or 13%, was a result of the sale of our Androscoggin and Stevens Point mills in February 2020, and $33 million, or 7%, was attributable to the indefinite idling of our Duluth Mill in July 2020. The remaining $97 million was a combination of market declines and the idling of our Wisconsin Rapids Mill. Total company sales volume was down from 554 thousand tons during the three months ended March 31, 2020, to 339 thousand tons during the same period of the current year. Of the 215 thousand ton volume decline, 59 thousand tons were a result of the sale of our Androscoggin and Stevens Point mills in February 2020, 54 thousand tons were attributable to the indefinite idling of our Duluth Mill in July 2020, and the additional decline in volume resulted from lower customer demand and the idling of our Wisconsin Rapids Mill.

Operating income (loss).  Operating loss was $109 million for the three months ended March 31, 2021, a decrease of $185 million when compared to operating income of $76 million for the three months ended March 31, 2020.

Our operating results for the three months ended March 31, 2021 were positively impacted by:
•Reduced planned major maintenance costs of $1 million
•Lower Selling, general and administrative costs of $12 million driven primarily by cost reduction initiatives in connection with the sale of our Androscoggin and Stevens Point mills in February 2020, lower equity compensation expense and lower severance costs

Our operating results for the three months ended March 31, 2021 were negatively impacted by:
•Unfavorable price/mix of $6 million
•Lower sales volume resulting in a decrease of $12 million in net operating income, driven by the impact of the COVID-19 pandemic, the sale of our Androscoggin and Stevens Point mills in February 2020 and the indefinite idling of our Duluth and Wisconsin Rapids mills in July 2020
•Higher net operating expenses of $7 million driven primarily by costs incurred to idle our Duluth and Wisconsin Rapids mills, partially offset by improved performance and cost reduction initiatives across our mill system and reduced corporate overhead
•Higher freight costs of $2 million
•Higher depreciation expense of $79 million due primarily to $84 million in accelerated depreciation associated with the permanent shutdown of No. 14 paper machine and certain other long-lived assets at our Wisconsin Rapids Mill in February 2021
•Higher restructuring charges of $5 million primarily associated with the permanent shutdown of our Duluth Mill in December 2020 and of the No. 14 paper machine and certain other long-lived assets at our Wisconsin Rapids Mill in February 2021 partially offset by costs associated with the closure of our Luke Mill in June 2019
•Lower other operating income of $87 million, primarily as a result of the $88 million gain on the sale of our Androscoggin and Stevens Point mills in February 2020

Other (income) expense.  Other income for the three months ended March 31, 2021 and 2020 includes income of $6 million and $5 million, respectively, associated with the non-operating components of net periodic pension cost (income).

Income tax expense (benefit).  Income tax benefit of $14 million for the three months ended March 31, 2021 primarily reflects estimated tax benefit for the period partially offset by $4 million of additional valuation allowance recognized against state tax credits. Income tax expense of $26 million for the three months ended March 31, 2020 primarily reflects estimated taxes for the period and $6 million of additional valuation allowance recognized against state tax credits.

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

The following table reconciles Net income (loss) to EBITDA and Adjusted EBITDA for the periods presented:

	Three Months Ended
	March 31,
(Dollars in millions)	2020	2021
Net income (loss)	$54	$(90)
Income tax expense (benefit)	26	(14)
Interest expense	—	1
Depreciation and amortization	23	102
EBITDA	103	(1)
Adjustments to EBITDA:
Restructuring charges (1)	6	11
Luke Mill post-closure costs (2)	3	8
Noncash equity award compensation (3)	2	1
Gain on Sale of the Androscoggin/Stevens Point Mills (4)	(88)	—
Duluth and Wisconsin Rapids mills idle/post-closure costs(5)	—	10
Stockholders proxy solicitation costs (6)	4	—
Other severance costs (7)	4	1
Other items, net (8)	1	—
Adjusted EBITDA	$35	$30
(1) For 2020, charges are primarily associated with the closure of our Luke Mill in June 2019. For 2021, charges are primarily associated with the permanent shutdown of our Duluth Mill in December 2020 and of the No. 14 paper machine and certain other long-lived assets at our Wisconsin Rapids Mill in February 2021.
(2) Costs recorded after the permanent shutdown of our Luke Mill that are not associated with product sales or restructuring activities, including $5 million in March 2021 associated with the approval of a consent decree on April 1, 2021 relating to the ongoing environmental remediation and monitoring efforts.
(3) Amortization of noncash incentive compensation.
(4) Gain on the sale of outstanding membership interests in Verso Androscoggin, LLC in February 2020, which included our Androscoggin Mill and Stevens Point Mill.
(5) Idle/post-closure costs associated with our Duluth and Wisconsin Rapids mills that are not associated with product sales or restructuring activities.
(6) Costs incurred in connection with the stockholders proxy solicitation contest.
(7) Severance and related benefit costs not associated with restructuring activities.
(8) Other miscellaneous adjustments.

Liquidity and Capital Resources

Our principal cash requirements include ongoing operating costs for working capital needs, capital expenditures for maintenance and strategic investments in our mills and pension contributions. We believe our cash and cash equivalents at March 31, 2021, future cash generated from operations and, to the extent necessary, the availability under our ABL Facility, will be sufficient to meet these needs for at least the next twelve months. While changes in these ongoing operating costs can impact operating cash generation, we believe that our planning and strategies on pricing and cost control have resulted in our improved liquidity in recent years.

As of March 31, 2021, we had cash and cash equivalents of $118 million while the outstanding balance of our ABL Facility was zero, with $21 million issued in letters of credit and $146 million available for future borrowings. We expect to enter into an amendment to our credit agreement during the second quarter of 2021. As part of that amendment, we anticipate we will reduce our available borrowing capacity from $350 million to $200 million, subject to a borrowing base calculation, and revise certain of our covenants. We do not expect any reduction in available liquidity as a result of this action.

On February 26, 2020, our Board of Directors authorized up to $250 million of net proceeds from the Pixelle Sale to be used to repurchase outstanding shares of our common stock. In conjunction with the declaration of the special cash dividend of $3.00 per share, or $101 million, on August 5, 2020, our Board of Directors reduced the total amount of the share repurchase authorization from $250 million to $150 million. During the three months ended March 31, 2020 and March 31, 2021, we purchased approximately 0.2 million and 0.7 million shares, respectively, of our common stock through open market purchases and 10b-5 programs under the share repurchase authorization at weighted average costs of $13.16 and $13.06 per share, respectively. As of March 31, 2021, $112 million of the $150 million authorized remained.

On February 5, 2021, our Board of Directors declared a quarterly cash dividend of $0.10 per share of Verso’s common stock, which was paid on March 29, 2021, to stockholders of record on March 18, 2021. On May 6, 2021, our Board of Directors declared a quarterly cash dividend of $0.10 per share of Verso’s common stock, payable on June 29, 2021, to stockholders of record on June 17, 2021. We commenced paying quarterly dividends in the second quarter of 2020.

Verso makes contributions to its pension plan that are sufficient to fund actuarially determined costs, generally equal to the minimum amounts required by the Employee Retirement Income Security Act. Verso made contributions to its pension plan of $8 million during the three months ended March 31, 2020 and $7 million during the three months ended March 31, 2021. On March 11, 2021, the government signed into law the American Rescue Plan Act of 2021, or “ARPA”. This act provides for pension funding relief which will reduce Verso’s expected 2021 required cash contribution to $26 million from $46 million. Verso expects to make at least $19 million in required contributions to the pension plan in the remainder of 2021.

Our cash flows from operating, investing and financing activities, as reflected on the Unaudited Condensed Consolidated Statements of Cash Flows, are summarized in the following table:

	Three Months Ended
	March 31,
(Dollars in millions)	2020	2021
Net cash provided by (used in):
Operating activities	$(77)	$(1)
Investing activities	318	(4)
Financing activities	(7)	(14)
Change in Cash and cash equivalents and restricted cash	$234	$(19)

Operating Activities

Our operating cash flow requirements are primarily for salaries and benefits, the purchase of raw materials including wood fiber, wood pulp, chemicals and energy, and other expenses such as maintenance and warehousing costs. For the three months ended March 31, 2021, net cash used in operating activities of $1 million primarily reflects a net loss of $90 million, $6 million of noncash pension income, $7 million of pension plan contributions and deferred taxes of $14 million, offset by noncash charges associated with the permanent shutdown of the No. 14 paper machine and certain other long-lived assets, including $84 million in accelerated depreciation and $8 million in other noncash charges, and net cash provided from working capital related changes of $5 million. For the three months ended March 31, 2020, net cash used in operating activities of $77 million primarily reflects a noncash gain of $88 million on the Sale of the Androscoggin/Stevens Point Mills, $8 million of pension plan contributions and net cash used for working capital related changes of $82 million, partially offset by net income of $54 million, noncash depreciation and amortization of $23 million and deferred taxes of $26 million. The net cash used for working capital related changes during the three months ended March 31, 2020 was primarily attributable to increases in accounts receivable, raw material inventory levels and payments that reduced our accounts payable and accrued liabilities.

Investing Activities

For the three months ended March 31, 2021, net cash used in investing activities consisted of cash paid for capital expenditures of $4 million. For the three months ended March 31, 2020, net cash provided by investing activities of $318 million consisted of $340 million in proceeds from the Sale of the Androscoggin/Stevens Point Mills, partially offset by cash paid for capital expenditures of $22 million.

Financing Activities

For the three months ended March 31, 2021, net cash used in financing activities of $14 million primarily reflects $3 million in cash dividends paid to stockholders and $10 million for the acquisition of treasury stock, consisting of $9 million of share repurchases and $1 million associated with the vesting of restricted stock units. For the three months ended March 31, 2020, net cash used in financing activities of $7 million primarily reflects the acquisition of treasury stock, including $3 million of share repurchases and $4 million associated with the vesting of restricted stock units.

ABL Facility

Verso Paper currently maintains an asset-based revolving credit facility, or our “ABL Facility,” that provides for revolving commitments of up to $350 million, with a $100 million sublimit for letters of credit and a $35 million sublimit for swingline loans. The amount of borrowings and letters of credit available to Verso Paper pursuant to our ABL Facility is limited to the lesser of $350 million or an amount determined pursuant to a borrowing base ($167 million as of March 31, 2021). As of March 31, 2021, there were no borrowings outstanding under our ABL Facility, $21 million issued in letters of credit and $146 million available for future borrowings. Verso Paper may request one or more incremental revolving commitments in an aggregate principal amount up to the greater of (i) $75 million or (ii) the excess of the borrowing base over the revolving facility commitments of $350 million; however, the lenders are not obligated to increase the revolving commitments upon any such request. Availability under our ABL Facility is subject to customary borrowing conditions. Our ABL Facility will mature on February 6, 2024.

Outstanding borrowings under our ABL Facility bear interest at an annual rate equal to, at the option of Verso Paper, either (i) a customary London interbank offered rate plus an applicable margin ranging from 1.25% to 1.75% or (ii) the Federal Funds Rate plus an applicable margin ranging from 0.25% to 0.75%, determined based upon the average excess availability under our ABL Facility. Verso Paper also is required to pay a commitment fee for the unused portion of our ABL Facility of 0.25% per year, based upon the average revolver usage under our ABL Facility.

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

Our ABL Facility contains financial covenants requiring Verso, among other things, to maintain a minimum fixed charge coverage ratio if availability were to drop below prescribed thresholds. As of March 31, 2021, we were above the prescribed thresholds in our ABL Facility. Our ABL Facility also requires that certain payment conditions, as defined therein, are met in order for Verso to incur debt or liens, pay cash dividends, repurchase equity interest, prepay indebtedness, sell or dispose of assets and make investments in or merge with another company.

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

For a discussion of our critical accounting policies and estimates, see “Critical Accounting Policies” included in our Annual Report on Form 10-K for the year ended December 31, 2020, under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We have made no significant changes to our critical accounting policies and estimates from those described in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

We reach our end-users through several channels, including merchants, brokers, printers and direct sales to end-users. We sell our products to approximately 200 customers. During the three months ended March 31, 2021, our largest two customers, Central National-Gottesman and Veritiv Corporation, together accounted for 34% of our net sales.

Interest Rates

As of March 31, 2021, we had no borrowings outstanding under our ABL Facility. Borrowings under our ABL Facility bear interest at a variable rate based on LIBOR or the Federal Funds Rate, in each case plus an applicable margin (see “Liquidity and Capital Resources - ABL Facility” above for additional information).

An increase in interest rates would increase the costs of our variable rate debt obligations, if we were borrowing under our ABL Facility. While we may enter into agreements limiting our exposure to higher interest rates, any such agreements may not offer complete protection from this risk. In addition, there is currently uncertainty around whether LIBOR will continue to exist after 2021. However, for U.S dollar LIBOR, it now appears that the relevant date may be deferred to June 30, 2023 for certain tenors (including overnight and one, three, six and 12 months), at which time the LIBOR administrator has indicated that it intends to cease publication of U.S. dollar LIBOR. Despite this potential deferral, the LIBOR administrator has advised that no new contracts using U.S. dollar LIBOR should be entered into after December 31, 2021. We expect to enter into an amendment to our credit agreement during the second quarter of 2021. That amendment will include transition language for the elimination of LIBOR.

Commodity Prices

We are subject to changes in our cost of sales caused by movements in underlying commodity prices. The principal components of our cost of sales are wood fiber, wood pulp, chemicals, energy, labor and maintenance. The cost of commodities, including wood fiber, wood pulp, chemicals and energy, is the most variable component of our cost of sales because prices can fluctuate substantially, sometimes within a relatively short period of time. In addition, our aggregate commodity purchases fluctuate based on the volume of paper that we produce.

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

Wood Pulp. We source bleached wood pulp from market producers to supplement fiber requirements at our mills. The primary pulp procured is Northern Bleached Softwood Kraft, or “NBSK.” We expect weather events and imbalances in supply and demand to create volatility in prices for NBSK from time to time.

Chemicals.  Chemicals utilized in the manufacturing of coated paper include latex, clay, starch, calcium carbonate, caustic soda, sodium chlorate and titanium dioxide. We purchase these chemicals from a variety of suppliers and are not dependent on any single supplier to satisfy our chemical needs. We expect imbalances in supply and demand and weather events to periodically create volatility in prices and supply for certain chemicals.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2021. Based upon this evaluation, and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2021.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended March 31, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

See Note 11 to our Unaudited Condensed Consolidated Financial Statements for information regarding legal proceedings, which information is incorporated by reference in this Item 1.

ITEM 1A.   RISK FACTORS

There have been no material changes to the risk factors disclosed in “Part I - Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On February 26, 2020, our Board of Directors authorized up to $250 million of net proceeds from the Pixelle Sale to be used to repurchase outstanding shares of Verso common stock. In conjunction with the declaration of the special cash dividend of $3.00 per share on August 5, 2020 (see “Liquidity and Capital Resources” above for more information), our Board of Directors reduced the total amount of the share repurchase authorization from $250 million to $150 million. As a result of this reduction in authorization, as of March 31, 2021, $112 million of the $150 million authorized remained. During the three months ended March 31, 2021, we purchased approximately 0.7 million shares of our common stock through open market purchases and 10b-5 programs under the share repurchase authorization at weighted average costs of $13.06 per share.

The table below discloses the shares of our common stock repurchased during the first quarter 2021:

	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit) (a)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (b) (in millions)
January 1, 2021 through January 31, 2021	170,141	$12.48	170,141	$119
February 1, 2021 through February 28, 2021	174,690	12.41	174,690	116
March 1, 2021 through March 31, 2021	312,134	13.75	312,134	112
Total	656,965
(1) Does not include 118,161 shares of Verso common stock repurchased during the three months ended March 31, 2021 at an average price of $12.31 per share to meet participant tax withholding obligations on restricted stock units that vested during the quarter.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.   MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.   OTHER INFORMATION

Not applicable.

ITEM 6.   EXHIBITS

The following exhibits are included with this report:

Exhibit Number	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation of Verso Corporation, as amended by the Certificate of Amendment, dated February 18, 2020.(1)

3.2	Amended and Restated Bylaws of Verso Corporation.(2)

4.1	Form of specimen Class A Common Stock certificate.(3)

4.2	Form of specimen Class B Common stock certificate.(4)

4.3	Form of specimen Warrant certificate.(5)

4.4	Warrant Agreement dated as of July 15, 2016, between Verso Corporation and Computershare Inc. and its wholly owned subsidiary, Computershare Trust Company N.A., collectively, as warrant agent.(6)

10.1	Letter dated March 5, 2021 from Verso Corporation to Allen J. Campbell.(7)

10.2	Severance Agreement, dated March 11, 2021, by and between Verso Corporation and Terrance M. Dyer.

10.3	Employment Agreement, dated March 12, 2020, by and between Verso Corporation and Aaron D. Haas.

10.4	Verso Corporation Directors Deferred Compensation Plan.

10.5	Directors Deferred Compensation Plan Deferral Election Form.

10.6	Form of Non-Employee Director Restricted Stock Unit Award Agreement - 2021.

31.1	Certification of Principal Executive Officer of Verso Corporation pursuant to Rule 13a-14(a) under Securities Exchange Act of 1934.

31.2	Certification of Principal Financial Officer of Verso Corporation pursuant to Rule 13a-14(a) under Securities Exchange Act of 1934.

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

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).
______________________
(1)    Incorporated herein by reference to Exhibit 3.1 to Verso Corporation’s Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on March 1, 2021.
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
(5)    Included in Exhibit 4.4.

(6)    Incorporated herein by reference to Exhibit 10.4 to Verso Corporation’s Current Report on Form 8‑K filed with the SEC on July 19, 2016.
(7)    Incorporated herein by reference to Exhibit 10.1 to Verso Corporation’s Current Report on Form 8‑K filed with the SEC on March 8, 2021.
(8)    Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 7, 2021
VERSO CORPORATION

	By:	/s/ Randy J. Nebel
Randy J. Nebel President, Chief Executive Officer and Director (Principal Executive Officer)

By:	/s/ Allen J. Campbell
Allen J. Campbell Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)