Form 10-Q
period 2021-06-30
Verso Corp
filed 2021-08-06
CIK 1421182

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act: ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes ☑ No
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. ☑ Yes ☐ No

As of July 30, 2021, Verso Corporation had 29,387,674 shares of Class A common stock, par value $0.01 per share, outstanding.

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
Forward-Looking Statements

In this quarterly report, all statements that are not purely historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or “Securities Act,” and Section 21E of the Securities Exchange Act of 1934, as amended, or “Exchange Act.” Forward-looking statements may be identified by the words “believe,” “expect,” “anticipate,” “project,” “plan,” “estimate,” “intend” and other similar expressions. They include, for example, statements relating to our business and operating outlook, including our plans with respect to our Wisconsin Rapids Mill; the continued impact of the COVID-19 pandemic; assessment of market conditions; and the growth potential of the industry in which we operate. Forward-looking statements are based on currently available business, economic, financial and other information and reflect management’s current beliefs, expectations and views with respect to future developments and their potential effects on us. Actual results could vary materially depending on risks and uncertainties that may affect us and our business. The following factors, among others, could cause actual results to differ from those set forth in the forward-looking statements: the adverse impact of idling production, shutting down machines or facilities, restructuring our operations and selling non-core assets; changes in the costs of raw materials and purchased energy; security breaches and other disruption to our information technology infrastructure; uncertainties regarding the impact, duration and severity of the COVID-19 pandemic and measures intended to reduce its spread; the long-term structural decline and general softening of demand facing the paper industry; adverse developments in general business and economic conditions; developments in alternative media, which are expected to adversely affect the demand for some of our key products, and the effectiveness of our responses to these developments; intense competition in the paper manufacturing industry; our limited ability to control the pricing of our products or pass through increases in our costs to our customers; our business being less diversified because of the Pixelle Sale (as defined below), the sale of our Duluth Mill, the closure of our Luke Mill and permanent shut down of the No. 14 paper machine and certain other long-lived assets at our Wisconsin Rapids Mill; the unsolicited proposal from Atlas Holdings LLC regarding a potential transaction to acquire all of the outstanding shares of our common stock; our dependence on a small number of customers for a significant portion of our business; our ability to compete with respect to certain specialty paper products for a period of two years after the closing of the Pixelle Sale (as defined below); any failure to comply with environmental or other laws or regulations; legal proceedings or disputes; any labor disputes; and the potential risks and uncertainties described in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2020, and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” Part II, Item 1A, “Risk Factors,” and other sections of this Quarterly Report on Form 10-Q as such disclosures may be amended, supplemented or superseded from time to time by other reports we file with the Securities and Exchange Commission, including subsequent annual reports on Form 10-K and quarterly reports on Form 10-Q. We assume no obligation to update any forward-looking statement made in this Quarterly Report to reflect subsequent events or circumstances or actual outcomes.

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

VERSO CORPORATION
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,
(Dollars in millions, except per share amounts)	2020	2021
ASSETS
Current assets:
Cash and cash equivalents	$137	$117
Accounts receivable, net	83	109
Inventories	224	160
Assets held for sale	17	6
Prepaid expenses and other assets	5	10
Total current assets	466	402
Property, plant and equipment, net	613	501
Deferred tax assets	122	134
Intangibles and other assets, net	44	38
Total assets	$1,245	$1,075
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$80	$90
Accrued and other liabilities	92	83
Current maturities of long-term debt and finance leases	1	1
Total current liabilities	173	174
Long-term debt and finance leases	4	3
Pension benefit obligation	350	323
Other long-term liabilities	34	36
Total liabilities	561	536
Commitments and contingencies (Note 11)
Equity:
Preferred stock -- par value $0.01 (50,000,000 shares authorized, no shares issued)	—	—
Common stock -- par value $0.01 (210,000,000 Class A shares authorized with 35,877,533 shares issued and 33,133,649 outstanding on December 31, 2020 and 33,207,306 shares issued and 29,619,127 outstanding on June 30, 2021; 40,000,000 Class B shares authorized with no shares issued and outstanding on December 31, 2020 and June 30, 2021)	—	—
Treasury stock -- at cost (2,743,884 shares on December 31, 2020 and 3,588,179 shares on June 30, 2021)	(39)	(50)
Paid-in-capital	705	651
Retained deficit	(42)	(122)
Accumulated other comprehensive income	60	60
Total equity	684	539
Total liabilities and equity	$1,245	$1,075
See notes to Unaudited Condensed Consolidated Financial Statements.

VERSO CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in millions, except per share amounts)	2020	2021	2020	2021
Net sales	$268	$329	$739	$611
Costs and expenses:
Cost of products sold (exclusive of depreciation and amortization)	271	272	698	536
Depreciation and amortization	22	17	45	119
Selling, general and administrative expenses	16	20	43	35
Restructuring charges	—	6	6	17
Other operating (income) expense	1	3	(87)	2
Operating income (loss)	(42)	11	34	(98)
Interest expense	—	—	—	1
Other (income) expense	(5)	(7)	(9)	(13)
Income (loss) before income taxes	(37)	18	43	(86)
Income tax expense (benefit)	(3)	2	23	(12)
Net income (loss)	$(34)	$16	$20	$(74)
Income (loss) per common share:
Basic	$(0.99)	$0.47	$0.56	$(2.29)
Diluted	(0.99)	0.47	0.56	(2.29)
Weighted average common shares outstanding (in thousands)
Basic	34,548	32,093	34,827	32,566
Diluted	34,548	32,315	35,023	32,566
See notes to Unaudited Condensed Consolidated Financial Statements.

VERSO CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in millions)	2020	2021	2020	2021
Net income (loss)	$(34)	$16	$20	$(74)
Other comprehensive income (loss), net of tax	—	—	—	—
Comprehensive income (loss)	$(34)	$16	$20	$(74)
See notes to Unaudited Condensed Consolidated Financial Statements.

VERSO CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Class A					Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
(Dollars in millions, shares in thousands)	Common Shares	Common Stock	Treasury Shares	Treasury Stock	Paid-in-Capital
Balance - March 31, 2020	35,766	$—	717	$(12)	$700	$226	$122	$1,036
Net income (loss)	—	—	—	—	—	(34)	—	(34)
Treasury shares	—	—	1,380	(20)	—	—	—	(20)
Dividends and dividend equivalents declared	—	—	—	—	—	(3)	—	(3)
Equity award expense	—	—	—	—	2	—	—	2
Balance - June 30, 2020	35,766	$—	2,097	$(32)	$702	$189	$122	$981

Balance - March 31, 2021	36,239	$—	3,519	$(49)	$706	$(135)	$60	$582
Net income (loss)	—	—	—	—	—	16	—	16
Treasury shares	—	—	69	(1)	—	—	—	(1)
Common stock issued for restricted stock	8	—	—	—	—	—	—	—
Dividends and dividend equivalents declared	—	—	—	—	—	(3)	—	(3)
Repurchase of common stock	(3,040)	—	—	—	(56)	—	—	(56)
Equity award expense	—	—	—	—	1	—	—	1
Balance - June 30, 2021	33,207	$—	3,588	$(50)	$651	$(122)	$60	$539

Balance - December 31, 2019	34,949	$—	245	$(5)	$698	$172	$122	$987
Net income (loss)	—	—	—	—	—	20	—	20
Treasury shares	—	—	1,852	(27)	—	—	—	(27)
Common stock issued for restricted stock	817	—	—	—	—	—	—	—
Dividends and dividend equivalents declared	—	—	—	—	—	(3)	—	(3)
Equity award expense	—	—	—	—	4	—	—	4
Balance - June 30, 2020	35,766	$—	2,097	$(32)	$702	$189	$122	$981

Balance - December 31, 2020	35,878	$—	2,744	$(39)	$705	$(42)	$60	$684
Net income (loss)	—	—	—	—	—	(74)	—	(74)
Treasury shares	—	—	844	(11)	—	—	—	(11)
Common stock issued for restricted stock	369	—	—	—	—	—	—	—
Dividends and dividend equivalents declared	—	—	—	—	—	(6)	—	(6)
Repurchase of common stock	(3,040)	—	—	—	(56)	—	—	(56)
Equity award expense	—	—	—	—	2	—	—	2
Balance - June 30, 2021	33,207	$—	3,588	$(50)	$651	$(122)	$60	$539
See notes to Unaudited Condensed Consolidated Financial Statements.

VERSO CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
(Dollars in millions)	2020	2021
Cash Flows From Operating Activities:
Net income (loss)	$20	$(74)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	45	119
Noncash restructuring charges	—	8
Net periodic pension cost (income)	(9)	(11)
Pension plan contributions	(18)	(16)
Amortization of debt issuance cost	—	1
Equity award expense	4	2
Gain on Sale of Androscoggin/Stevens Point Mills	(88)	—
Loss on Sale of Duluth Mill	—	3
Deferred taxes	23	(12)
Changes in assets and liabilities:
Accounts receivable, net	18	(25)
Inventories	(61)	60
Prepaid expenses and other assets	(2)	(4)
Accounts payable	(18)	9
Accrued and other liabilities	(19)	(6)
Net cash provided by (used in) operating activities	(105)	54
Cash Flows From Investing Activities:
Proceeds from sale of assets	—	1
Capital expenditures	(37)	(18)
Net proceeds from Sale of Androscoggin/Stevens Point Mills	340	—
Net proceeds from Sale of Duluth Mill	—	6
Recognition of deposits and proceeds from sale of Luke Mill equipment	—	10
Net cash provided by (used in) investing activities	303	(1)
Cash Flows From Financing Activities:
Borrowings on ABL Facility	36	—
Payments on ABL Facility	(36)	—
Principal payment on financing lease obligation	(1)	—
Repurchase of common stock	—	(56)
Acquisition of treasury stock	(27)	(11)
Dividends paid to stockholders	(3)	(6)
Net cash provided by (used in) financing activities	(31)	(73)
Change in Cash and cash equivalents and restricted cash	167	(20)
Cash and cash equivalents and restricted cash at beginning of period	44	139
Cash and cash equivalents and restricted cash at end of period	$211	$119
Supplemental cash flow disclosures:
Total interest paid	$—	$1
Total income taxes paid	—	—
Noncash investing and financing activities:
Right-of-use assets obtained in exchange for new finance lease liabilities	$—	$—
Right-of-use assets obtained in exchange for new capitalized operating lease liabilities	7	1
Net right-of-use assets re-measurement	—	2
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

Duluth Mill and Wisconsin Rapids Mill — On June 9, 2020, Verso announced plans to indefinitely idle its mills in Duluth, Minnesota and Wisconsin Rapids, Wisconsin, while exploring viable and sustainable alternatives for both mills including restarting, selling or permanently closing one or both mills. Verso’s decision to reduce its production capacity was driven by the accelerated decline in graphic paper demand, primarily resulting from the COVID-19 pandemic. The production capacity of the Duluth Mill was approximately 270,000 tons of supercalendered/packaging paper and the production capacity of the Wisconsin Rapids Mill is approximately 540,000 tons of coated and packaging paper. Verso idled production at the Duluth Mill on July 1, 2020 and at the Wisconsin Rapids Mill on July 27, 2020. On December 31, 2020, Verso decided to permanently shut down the Duluth Mill, which was subsequently sold on May 13, 2021 (see Note 5). On February 8, 2021, Verso decided to permanently shut down the No. 14 paper machine and certain other long-lived assets at the Wisconsin Rapids Mill (see Note 10). Verso continues to operate the facility at the Wisconsin Rapids Mill to convert paper produced at the Quinnesec and Escanaba mills to sheets for the commercial print market.

COVID-19 Pandemic — The COVID-19 Pandemic has impacted Verso’s operations and financial results since the first quarter of 2020 and continues to have an impact on the Company. If a resurgence of COVID-19 related variants occurs or if the vaccines introduced to combat the virus are not effective, the adverse impact on Verso’s business, financial position, results of operations and cash flow could be material. Verso serves as an essential manufacturing business and, as a result, Verso’s mills have continued to be operational during the time of the pandemic in order to meet the ongoing needs of its customers, including those in other essential business sectors, which provide food, medical and hygiene products needed in a global health crisis. The guidelines and orders enacted by federal, state and local governments have, however, impacted demand from retailers, political campaigns, and sports and entertainment events, driving reduced purchases of printed materials and substantially impacting Verso’s graphic paper business.

While Verso cannot reasonably estimate the full impact of COVID-19 on the business, financial position, results of operations and cash flows, Verso has seen its sales, volume and prices begin to recover during the second quarter of 2021.

Basis of Presentation — This report contains the Unaudited Condensed Consolidated Financial Statements of Verso as of December 31, 2020 and June 30, 2021 and for the three and six months ended June 30, 2020 and 2021. The December 31, 2020 Unaudited Condensed Consolidated Balance Sheet data was derived from audited financial statements, but it does not include all disclosures required annually by accounting principles generally accepted in the United States of America, or “GAAP.” In Verso’s opinion, the Unaudited Condensed Consolidated Financial Statements include all adjustments that are necessary for the fair presentation of Verso’s respective financial condition, results of operations and cash flows for the interim periods presented. Except as disclosed in the notes to the Unaudited Condensed Consolidated Financial Statements, such adjustments are of a normal, recurring nature. Intercompany balances and transactions are eliminated in consolidation. The results of operations and cash flows for the interim periods presented may not necessarily be indicative of full-year results. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto of Verso contained in its Annual Report on Form 10-K for the year ended December 31, 2020.

2.  RECENT ACCOUNTING PRONOUNCEMENTS
Accounting Guidance Adopted in 2021
Accounting Standards Codification Topic 740, Income Taxes. In December 2019, the Financial Accounting Standards Board issued Accounting Standards Update 2019-12, Simplifying the Accounting for Income Taxes, which removes certain exceptions for investments, intraperiod allocations and interim calculations, and adds guidance to reduce the complexity in accounting for income taxes. Verso adopted this guidance on January 1, 2021, and the effect on the Unaudited Condensed Consolidated Financial Statements was not material.

3. REVENUE RECOGNITION

The following table presents revenue disaggregated by product included on the Unaudited Condensed Consolidated Statements of Operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in millions)	2020	2021	2020	2021
Paper	$219	$289	$640	$539
Packaging	18	6	42	13
Pulp	31	34	57	59
Total Net sales	$268	$329	$739	$611
The following table presents revenue disaggregated by sales channel included on the Unaudited Condensed Consolidated Statements of Operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in millions)	2020	2021	2020	2021
End-users and Converters	$110	$99	$280	$186
Brokers and Merchants	108	178	327	328
Printers	50	52	132	97
Total Net sales	$268	$329	$739	$611
4. SUPPLEMENTAL FINANCIAL STATEMENT INFORMATION

Restricted Cash — As of December 31, 2020 and June 30, 2021, $2 million of restricted cash was included in Intangibles and other assets, net on the Unaudited Condensed Consolidated Balance Sheets primarily related to asset retirement obligations in the state of Michigan. These cash deposits are required by the state and may only be used for the future closure of a landfill. As of both June 30, 2020 and 2021, Cash and cash equivalents and restricted cash on the Unaudited Condensed Consolidated Statements of Cash Flows includes restricted cash of $2 million.

Inventories — The following table summarizes inventories by major category:

	December 31,	June 30,
(Dollars in millions)	2020	2021
Raw materials	$45	$30
Work-in-process	31	21
Finished goods	125	91
Replacement parts and other supplies	23	18
Inventories	$224	$160

Property, plant and equipment — Depreciation expense for the three and six months ended June 30, 2020 was $20 million and $42 million, respectively. Depreciation expense for three and six months ended June 30, 2021 was $16 million and $117 million, respectively. Depreciation expense for the six months ended June 30, 2021 includes $84 million in accelerated depreciation associated with the permanent shutdown of the No. 14 paper machine and certain other long-lived assets at the Wisconsin Rapids Mill (see Note 10). Property, plant and equipment as of June 30, 2020 and 2021 include $4 million and $3 million, respectively, of capital expenditures that were unpaid and included in Accounts payable and Accrued and other liabilities on the Unaudited Condensed Consolidated Balance Sheets.

Income Taxes — Income tax benefit for the three months ended June 30, 2020 was $3 million and income tax expense for the six months ended June 30, 2020 was $23 million. Income tax expense for the three months ended June 30, 2021 was $2 million and income tax benefit for the six months ended June 30, 2021 was $12 million. During the three and six months ended June 30, 2020, Verso recognized $1 million and $7 million, respectively, of additional valuation allowance against state tax credits. During the three months ended June 30, 2021, Verso reduced the valuation allowance against state tax credits by $1 million. During the six months ended June 30, 2021, the net additional valuation allowance against state tax credits was $3 million.

Related Party Transactions — Net sales for the three and six months ended June 30, 2021, include sales to a related party of $18 million and $33 million, respectively. Accounts receivable as of December 31, 2020 and June 30, 2021, include $4 million and $3 million, respectively, associated with this related party.

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

During the six months ended June 30, 2020, Verso received $340 million in net cash proceeds from the Pixelle Sale, consisting of $346 million in cash reduced by $6 million in selling costs and recognized an $88 million gain on the sale. In connection with the Pixelle Sale, Verso provided certain transition services to Pixelle and recognized $2 million and $3 million for these services during the three and six months ended June 30, 2020, respectively, on the Unaudited Condensed Consolidated Statements of Operations. During the three months ended June 30, 2020, $1 million of these transition services was recognized as a reduction of Cost of products sold and $1 million was recognized as a reduction of Selling, general and administrative expenses. During the six months ended June 30, 2020, $1 million of these transition services was recognized as a reduction Cost of products sold and $2 million was recognized as a reduction of Selling, general and administrative expenses.

Luke Mill Equipment and Other Asset Sales

On August 1, 2020, Verso entered into an equipment purchase agreement with Halkali Kagit Karton Sanayi ve Tic. A.S., or the “Purchaser,” a company organized under the laws of Turkey, whereby Verso agreed to sell, and the Purchaser agreed to purchase, certain equipment at Verso’s Luke Mill, primarily including two paper machines. The purchase price was $11 million in cash due at various milestones. As of June 30, 2021, Verso has received $10 million in non-refundable deposits associated with this sale which includes $1 million in the first quarter of 2021 and $1 million in the second quarter of 2021. Verso received the final payment of $1 million in the third quarter of 2021. Management determined that the control over the use of the acquired assets has transferred to the Purchaser and correspondingly recognized the sale of the two paper machines and related assets in June 2021. Verso is exploring options for disposal of the remaining assets of the Luke Mill. As of December 31, 2020 and June 30, 2021, Verso classified $17 million and $6 million, respectively, in Assets held for sale on the Unaudited Condensed Consolidated Balance Sheets.

Sale of Duluth Mill

On May 13, 2021, Verso Minnesota Wisconsin LLC, an indirect wholly owned subsidiary of Verso, entered into an asset purchase agreement with ST Paper 1, LLC and sold all of the assets primarily related to Verso’s Duluth Mill located in Duluth, Minnesota for $7 million in cash, less costs to sell of $1 million. The sale, including related selling costs, resulted in a loss of $3 million, which is included in Other operating (income) expense on the Unaudited Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2021.

6.  DEBT

As of December 31, 2020 and June 30, 2021, Verso Paper had no outstanding borrowings on its ABL Facility (as defined below).

ABL Facility

Verso Paper is the borrower under a $200 million asset-based revolving credit facility, or the “ABL Facility.” From February 6, 2019 until May 10, 2021, the ABL Facility provided for revolving commitments of $350 million, with a $100 million sublimit for letters of credit and a $35 million sublimit for swingline loans. Verso Paper could request one or more incremental revolving commitments in an aggregate principal amount up to the greater of (i) $75 million or (ii) the excess of the borrowing base over the revolving facility commitments of $350 million; however, the lenders were not obligated to increase the revolving commitments upon any such request. On May 10, 2021, Verso Paper entered into a third amendment to the ABL Facility, or the “Third ABL Amendment.” As a result of the Third ABL Amendment, the ABL Facility provides for revolving commitments of $200 million, with a $75 million sublimit for letters of credit and a $20 million sublimit for swingline loans. The amount of borrowings and letters of credit available to Verso Paper pursuant to the ABL Facility is limited to the lesser of $200 million or an amount determined pursuant to a borrowing base ($150 million as of June 30, 2021). As of June 30, 2021, there were no borrowings outstanding under the ABL Facility, with $21 million issued in letters of credit and $129 million available for future borrowings. Availability under the ABL Facility is subject to customary borrowing conditions. The ABL Facility will mature on February 6, 2024.

Outstanding borrowings under the ABL Facility bear interest at an annual rate equal to, at the option of Verso Paper, either (i) a customary London interbank offered rate plus an applicable margin ranging from 1.25% to 1.75% or (ii) the Federal Funds Rate plus an applicable margin ranging from 0.25% to 0.75%, determined based upon the average excess availability under the ABL Facility. Verso Paper is also required to pay a commitment fee for the unused portion of the ABL Facility of 0.25% per year, based upon the average revolver usage under the ABL Facility. In addition, pursuant to the Third ABL Amendment, certain modifications were made to the existing ABL Facility in order to, among other things, provide for determination of a benchmark replacement interest rate when LIBOR is no longer available, subject to the terms, and upon the satisfaction of conditions, specified therein.

All obligations under the ABL Facility are unconditionally guaranteed by Verso Holding and certain of the subsidiaries of Verso Paper. The ABL Facility is secured by a first-priority lien on certain assets of Verso Paper, Verso Holding and the other guarantor subsidiaries, including accounts receivable, inventory, certain deposit accounts, securities accounts and commodities accounts.

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

7. EARNINGS PER SHARE

The following table provides a reconciliation of basic and diluted income (loss) per common share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2021	2020	2021
Net income (loss) available to common stockholders (in millions)	$(34)	$16	$20	$(74)
Weighted average common shares outstanding - basic (in thousands)	34,548	32,093	34,827	32,566
Dilutive shares from stock awards (in thousands)	—	222	196	—
Weighted average common shares outstanding - diluted (in thousands)	34,548	32,315	35,023	32,566
Basic income (loss) per share	$(0.99)	$0.47	$0.56	$(2.29)
Diluted income (loss) per share	$(0.99)	$0.47	$0.56	$(2.29)

As a result of the net loss from continuing operations for the three months ended June 30, 2020 and the six months ended June 30, 2021, 0.8 million restricted stock units were excluded from the calculations of diluted earnings per share as their inclusion would be anti-dilutive. As of June 30, 2020 and 2021, Verso had 1.8 million warrants outstanding at an adjusted exercise price per share of $27.86 and $20.89, respectively (see Note 9). As a result of the exercise price of the warrants exceeding the average market price of Verso’s common stock during the three and six months ended June 30, 2020 and 2021, 1.8 million and 2.4 million shares, respectively, were excluded from the calculations of diluted earnings per share as their inclusion would be anti-dilutive.

8.  RETIREMENT BENEFITS

The following table summarizes the components of net periodic pension cost (income) for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in millions)	2020	2021	2020	2021
Service cost	$—	$1	$1	$1
Interest cost	11	9	23	19
Expected return on plan assets	(16)	(15)	(33)	(31)
Net periodic pension cost (income)	$(5)	$(5)	$(9)	$(11)

Verso makes contributions to its pension plan that are sufficient to fund actuarially determined costs, generally equal to the minimum amounts required by the Employee Retirement Income Security Act. Contributions to the pension plan during the three and six months ended June 30, 2020 were $10 million and $18 million, respectively. Contributions to the pension plan during the three and six months ended June 30, 2021 were $9 million and $16 million, respectively. On March 11, 2021, the government signed into law the American Rescue Plan Act of 2021, or “ARPA.” The ARPA provides for pension funding relief that will reduce Verso’s expected 2021 required cash contributions to its pension plan to $25 million from $46 million. Verso expects to make at least $9 million in required contributions to the pension plan in the remainder of 2021.

9. EQUITY

Equity Awards

During the six months ended June 30, 2021, Verso granted 0.3 million time-based restricted stock units and 0.2 million performance-based restricted stock units to its executives and certain senior managers. The performance-based restricted stock unit awards granted vest on the performance determination date following the end of the performance period, as measured using an adjusted EBITDAP (earnings before interest, taxes, depreciation, amortization and pension expense/income) metric and a return on invested capital metric over a 3-year period ending December 31, 2023. The vesting criteria of the performance-based restricted stock unit awards meet the definition of a performance condition for accounting purposes. The number of shares which will ultimately vest at the vesting date ranges from 0% to 200% of the number of performance-based restricted stock units granted based on performance during the 3-year cumulative performance period. The compensation expense associated with these performance awards is currently estimated at 100%.

On March 5, 2021, Verso modified certain outstanding restricted stock unit awards as part of a retention arrangement for its former Chief Financial Officer who retired on June 30, 2021. As modified, his performance-based restricted stock units will remain outstanding and may vest on a pro-rata basis based on Verso’s achievement of established targets. In addition, the next tranche of his time-based restricted stock units vested at June 30, 2021. The foregoing changes were considered a modification and resulted in a revaluation of his 2019 and 2020 performance-based restricted stock units to a fair value of $0.67 and $8.66, respectively, and a revaluation of each of his 2018, 2019 and 2020 time-based restricted stock units that vested as a result of the modification to a fair value of $13.32.
Verso recognized equity award expense of $2 million and $4 million for the three and six months ended June 30, 2020, respectively, and $1 million and $2 million for the three and six months ended June 30, 2021, respectively. As of June 30, 2021, there was approximately $7 million of unrecognized compensation cost related to the 0.8 million non-vested restricted stock units, which is expected to be recognized over the weighted average period of 2.2 years.

Time-based Restricted Stock Units

Changes to non-vested time-based restricted stock units for the six months ended June 30, 2021 were as follows:

	Restricted Stock	Weighted Average
	Units	Grant Date
Shares (in thousands)	Outstanding	Fair Value
Non-vested at December 31, 2020	421	$9.95
Granted (1)	264	13.86
Vested	(253)	9.39
Forfeited	(60)	11.79
Non-vested at June 30, 2021(2)	372	13.28
(1) Includes 6 thousand dividend equivalent units on certain time-based restricted stock unit awards for dividends related to the stock units granted but not yet vested at the time cash dividends were paid.
(2) Includes the modified value of the time-based restricted stock units associated with the retention agreement for the former Chief Financial Officer.

Performance-based Restricted Stock Units

Changes to non-vested performance-based restricted stock units for the six months ended June 30, 2021 were as follows:

	Restricted Stock	Weighted Average
	Units	Grant Date
Shares (in thousands)	Outstanding	Fair Value
Non-vested at December 31, 2020	424	$12.21
Granted (1)	212	13.01
Incremental shares vested (2)	10	—
Vested	(143)	12.87
Forfeited	(65)	10.59
Non-vested at June 30, 2021 (3)	438	11.33
(1) Includes 6 thousand dividend equivalent units on certain performance-based restricted stock unit awards for dividends related to the stock units granted but not yet vested at the time cash dividends were paid.
(2) Incremental shares are a result of performance at 113% of the target level of shares subject to the performance based restricted stock units.
(3) Includes the modified value of the performance-based restricted stock units associated with the retention agreement for the former Chief Financial Officer.

Share Repurchase Authorization and Dividends

On February 26, 2020, Verso’s Board of Directors authorized up to $250 million of net proceeds from the Pixelle Sale to be used to repurchase outstanding shares of Verso common stock. In conjunction with the declaration of the special cash dividend of $3.00 per share, or $101 million, on August 5, 2020, Verso’s Board of Directors reduced Verso’s total share repurchase authorization from $250 million to $150 million. During the six months ended June 30, 2020, Verso purchased under its share repurchase authorization approximately 1.6 million of its common stock through open market purchases and 10b-5 programs at a weighted average cost of $14.14 per share. During the six months ended June 30, 2021, Verso purchased under its share repurchase authorization (i) approximately 0.7 million shares of its common stock through open market purchases and 10b-5 programs at a weighted average cost of $13.24 per share and (ii) approximately 3.0 million shares at a purchase price of $18.10 per share through the modified Dutch auction tender offer discussed above. As of June 30, 2021, $56 million of the $150 million authorized remained.

On May 13, 2021, Verso commenced a modified Dutch auction tender offer to purchase for cash shares of its common stock for an aggregate purchase price of not more than $55 million and at a price per share of common stock of not less than $16.00 and not more than $18.30 per share. The tender offer expired on June 10, 2021. Through the tender offer, Verso accepted for purchase approximately 3.0 million shares of its common stock at a purchase price of $18.10 per share for an aggregate purchase price of approximately $56 million, including fees and expenses. The shares of common stock purchased through the tender offer were immediately retired. The excess purchase price over par value was recorded as a reduction to Paid-in capital on the Unaudited Condensed Consolidated Balance Sheet as of June 30, 2021.

On February 5, 2021, Verso’s Board of Directors declared a quarterly cash dividend of $0.10 per share of Verso's common stock, which was paid on March 29, 2021, to stockholders of record on March 18, 2021. On May 7, 2021, Verso’s Board of Directors declared a quarterly cash dividend of $0.10 per share of Verso’s common stock, which was paid on June 29, 2021, to stockholders of record on June 17, 2021. On August 6, 2021, Verso’s Board of Directors declared a quarterly cash dividend of $0.10 per share of Verso’s common stock, payable on September 28, 2021, to stockholders of record on September 17, 2021. Verso commenced paying quarterly dividends in the second quarter of 2020.

Warrants

On July 15, 2016, warrants to purchase up to an aggregate of 1.8 million shares of Class A common stock were issued to holders of first-lien secured debt at an initial exercise price of $27.86 per share and a seven-year term, subject to customary anti-dilution adjustments. As a result of Verso’s various share repurchases, including the modified Dutch auction tender offer, and dividend payments since the issuance of the warrants, as of June 30, 2021, the number of shares of Verso common stock issuable upon exercise of each warrant increased to 1.33 shares of common stock, for an aggregate of approximately 2.4 million shares of common stock, and the warrant exercise price was reduced to $20.89 per share. If all warrants were exercised, Verso would issue 2.4 million shares of Class A common stock and receive $50 million in proceeds. The warrants expire on July 15, 2023. As of June 30, 2021, no warrants have been exercised.

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

In connection with the permanent shutdown of the No. 14 paper machine at the Wisconsin Rapids Mill, Verso recognized $84 million of accelerated depreciation which is included in Depreciation and amortization on the Unaudited Condensed Consolidated Statement of Operations for the six months ended June 30, 2021.

The following table details the charges incurred related to the shutdown of No. 14 paper machine and certain other long-lived assets as included in Restructuring charges on the Unaudited Condensed Consolidated Statements of Operations:

	Three Months Ended	Six Months Ended	Cumulative
(Dollars in millions)	June 30, 2021	June 30, 2021	Incurred
Property, plant and equipment, net	$—	$5	$5
Write-off of spare parts and inventory	—	3	3
Total restructuring costs	$—	$8	$8
Duluth Mill — On December 31, 2020, Verso decided to permanently shut down the paper mill in Duluth, Minnesota while continuing with efforts to sell the mill. Management’s decision to permanently shut down the Duluth Mill was made in response to the continued accelerated decline in printing and writing paper demand resulting from the COVID-19 pandemic. The closure of the Duluth Mill, which had been idle since July 2020, reduced Verso’s total annual production capacity by approximately 270,000 tons of supercalendered/packaging paper. In May 2021, Verso completed the sale of the Duluth Mill (see Note 5).

The following table details the charges incurred related to the Duluth Mill closure as included in Restructuring charges on the Unaudited Condensed Consolidated Statements of Operations:

	Three Months Ended	Six Months Ended	Cumulative
(Dollars in millions)	June 30, 2021	June 30, 2021	Incurred
Property, plant and equipment, net	$—	$—	$3
Severance and benefit costs	—	—	1
Write-off of spare parts and inventory	—	—	2
Write-off of purchase obligations and commitments	5	7	8
Other costs	1	2	2
Total restructuring costs	$6	$9	$16
The following table details the changes in the restructuring reserve liabilities related to the permanent shutdown of the Duluth Mill which are included in Accrued and other liabilities on the Unaudited Condensed Consolidated Balance Sheet:

Six Months Ended
(Dollars in millions)	June 30, 2021
Beginning balance of reserve	$2
Severance and benefit payments	(1)
Purchase obligations	7
Other costs	2
Payments on other costs	(2)
Ending balance of reserve	$8

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

The following table details the charges incurred related to the Luke Mill closure as included in Restructuring charges on the Unaudited Condensed Consolidated Statements of Operations:

	Six Months Ended
	June 30,		Cumulative
(Dollars in millions)	2020	2021	Incurred
Property, plant and equipment, net	$—	$—	$10
Severance and benefit costs	(1)	—	18
Write-off of spare parts and inventory	—	—	9
Write-off of purchase obligations and commitments	—	—	1
Other costs(1)	7	—	19
Total restructuring costs	$6	$—	$57
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

As a result of the consent decree approval on April 1, 2021, Verso revised its estimates of costs related to the ongoing environmental remediation and monitoring efforts and recorded $4 million in Cost of products sold on the Unaudited Condensed Consolidated Statement of Operations during the six months ended June 30, 2021. As of June 30, 2021, $8 million of environmental remediation costs are included on the Unaudited Condensed Consolidated Balance Sheet, including $3 million in Accrued and other liabilities and $5 million in Other long-term liabilities. As of December 31, 2020, $5 million of environmental remediation costs, which included the cost related to the consent decree mentioned above, are included in Accrued and other liabilities on the Unaudited Condensed Consolidated Balance Sheet.

In connection with the closure of former idled mills, claims were asserted against Verso relating to certain contractual obligations. Verso recognized $4 million and $6 million for the three and six months ended June 30, 2021, respectively, included in Restructuring charges on the Consolidated Statements of Operations, associated with contractual obligations. Verso does not believe the claims are reasonable and will continue to defend its position and does not believe any additional charges will be material.

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

We currently operate three paper machines at our mill in Escanaba, Michigan and one paper machine and one NBHK pulp machine at our mill in Quinnesec, Michigan. The mills have an aggregate annual production capacity of approximately 1,400,000 tons of paper and NBHK pulp. We also operate a sheeting facility at our Wisconsin Rapids Mill to convert paper produced at our Michigan mills to sheets for the commercial print market.

2021 Developments

Receipt of Unsolicited Acquisition Proposal from Atlas Holdings LLC

On July 14, 2021, we issued a press release confirming receipt of an unsolicited, non-binding proposal from Atlas Holdings LLC regarding a potential transaction to acquire all outstanding shares of our common stock for $20.00 per share in cash. There can be no assurance that any negotiations between us and Atlas Holdings LLC regarding this proposal will take place, and if such negotiations do take place, there can be no assurance that any transaction with Atlas Holdings LLC will occur or be consummated.

Modified Dutch Auction Tender Offer

On May 13, 2021, we commenced a modified Dutch auction tender offer to purchase for cash shares of our common stock for an aggregate purchase price of not more than $55 million and at a price per share of common stock of not less than $16.00 and not more than $18.30 per share. The tender offer expired on June 10, 2021. Through the tender offer, we accepted for purchase approximately 3.0 million shares of our common stock at a purchase price of $18.10 per share for an aggregate purchase price of approximately $56 million, including fees and expenses. The shares of common stock purchased through the tender offer were immediately retired.

Sale of Duluth Mill

On May 13, 2021, Verso Minnesota Wisconsin LLC, an indirect wholly owned subsidiary of Verso, entered into an asset purchase agreement with ST Paper 1, LLC and sold all of the assets primarily related to our Duluth Mill located in Duluth, Minnesota for $7 million in cash less costs to sell of $1 million. The sale, including related sale costs, resulted in a loss of $3 million included in Other operating (income) expense on the Unaudited Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2021.

Wisconsin Rapids Mill

On February 8, 2021, we decided to permanently shut down the No. 14 paper machine and certain other long-lived assets at our paper mill in Wisconsin Rapids, Wisconsin, while continuing to explore viable and sustainable alternatives with the remaining assets, including our converting operations, No. 16 paper machine and other remaining long-lived assets. This decision permanently reduced our total annual production capacity by 185,000 tons of coated paper. In the first quarter of 2021, we recognized $84 million of accelerated depreciation which is included in Depreciation and amortization on the Unaudited Condensed Consolidated Statement of Operations for the six months ended June 30, 2021. In addition, we recognized $8 million in charges associated with the write-off of property, plant and equipment and spare parts and inventory which is included in Restructuring charges on the Unaudited Condensed Consolidated Statement of Operations for the six months ended June 30, 2021.

Luke Mill

On August 1, 2020, we entered into an equipment purchase agreement with Halkali Kagit Karton Sanayi ve Tic. A.S., a company organized under the laws of Turkey, whereby we agreed to sell, and the buyer agreed to purchase, certain equipment at our Luke Mill, primarily including two paper machines. The purchase price was $11 million in cash due at various milestones. As of June 30, 2021, we have received $10 million in non-refundable deposits associated with this sale which includes $1 million in the first quarter of 2021 and $1 million in the second quarter of 2021. We received the final payment of $1 million in the third quarter of 2021. We have determined that the control over the use of the acquired assets has transferred to the purchaser and correspondingly recognized the sale of the two paper machines and related assets in June 2021.

We continue to evaluate options for sale of the remaining assets of our Luke Mill.

Changes to Executive Officers

On January 27, 2021, the Board of Directors appointed Randy J. Nebel as Verso’s President and Chief Executive Officer, prior to which he served as our interim President and Chief Executive Officer since September 30, 2020.

On March 5, 2021, Allen J. Campbell, our Senior Vice President and Chief Financial Officer, informed us of his intent to retire on June 30, 2021.

On April 5, 2021, Matthew M. Archambeau notified Verso of his decision to resign as Verso’s Senior Vice President of Manufacturing and Energy. His resignation was effective on April 5, 2021.

On May 6, 2021, the Board of Directors of Verso appointed Kevin M. Kuznicki as Senior Vice President, General Counsel and Secretary.

On June 4, 2021, the Board of Directors appointed Brian D. Cullen to serve as Verso’s Senior Vice President and Chief Financial Officer, effective June 16, 2021.

COVID-19 Pandemic

The COVID-19 Pandemic has impacted our operations and financial results since the first quarter of 2020 and continues to have an impact on us. If a resurgence of COVID-19 related variants occurs or if the vaccines introduced to combat the virus are not effective, the adverse impact on our business, financial position, results of operations and cash flow could be material. We serve as an essential manufacturing business and, as a result, we have continued to be operational during the time of the pandemic in order to meet the ongoing needs of our customers, including those in other essential business sectors, which provide food, medical and hygiene products needed in a global health crisis. The guidelines and orders enacted by federal, state and local governments have, however, impacted demand from retailers, political campaigns, and sports and entertainment events, driving reduced purchases of printed materials and substantially impacting our graphic paper business.

While we cannot reasonably estimate the full impact of COVID-19 on our business, financial position, results of operations and cash flows, we have seen our sales, volume and prices begin to recover during the second quarter of 2021.

Results of Operations

The following table sets forth the historical results of operations of Verso for the periods indicated below. The following discussion of our financial condition and results of operations should be read in conjunction with our Unaudited Condensed Consolidated Financial Statements and notes thereto included elsewhere in this report.

Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020

	Three Months Ended
	June 30,		Three Months
(Dollars in millions)	2020	2021	$ Change
Net sales	$268	$329	$61
Costs and expenses:
Cost of products sold (exclusive of depreciation and amortization)	271	272	1
Depreciation and amortization	22	17	(5)
Selling, general and administrative expenses	16	20	4
Restructuring charges	—	6	6
Other operating (income) expense	1	3	2
Operating income (loss)	(42)	11	53
Interest expense	—	—	—
Other (income) expense	(5)	(7)	(2)
Income (loss) before income taxes	(37)	18	55
Income tax expense (benefit)	(3)	2	5
Net income (loss)	$(34)	$16	$50

Net sales. Net sales for the three months ended June 30, 2021 increased $61 million, or 23%, compared to the three months ended June 30, 2020, driven by increases in volume and favorable price/mix as the economy began to open, partially offset by $30 million, or 11%, attributable to our idled Duluth and Wisconsin Rapids mills. Total company sales volume was up from 346 thousand tons during the three months ended June 30, 2020, to 369 thousand tons during the same period of the current year. Of the 23 thousand ton volume increase, 82 thousand tons were attributable to an increase in volume, partially offset by 59 thousand tons attributable to our idled Duluth and Wisconsin Rapids mills.

Operating income (loss).  Operating income was $11 million for the three months ended June 30, 2021, an increase of $53 million when compared to operating loss of $42 million for the three months ended June 30, 2020.

Our operating results for the three months ended June 30, 2021 were positively impacted by:
•Favorable price/mix of $31 million driven by price increase realization across all grades, led by pulp price improvements
•Higher sales volume resulting in an increase of $8 million
•Improved operating income from closed and idled mills of $9 million
•Lower depreciation expense of $5 million
•Lower net operating expenses of $11 million driven primarily by improved performance and cost reduction initiatives across our mill system
•Lower planned major maintenance costs of $6 million driven by reduced scope of planned outages

Our operating results for the three months ended June 30, 2021 were negatively impacted by:
•Inflationary costs of $5 million driven by purchased pulp, energy and freight
•Higher Selling, general and administrative expenses of $4 million driven primarily by an increase in incentive expense and other general expenses
•Higher Restructuring charges of $6 million associated with the permanent shutdown of our Duluth Mill in December 2020
•Higher other operating expenses of $2 million primarily related to a loss on the sale of our Duluth Mill of $3 million

Other (income) expense.  Other income for the three months ended June 30, 2021 and 2020 includes income of $6 million and $5 million, respectively, associated with the non-operating components of net periodic pension cost (income).

Income tax expense (benefit).  Income tax expense of $2 million for the three months ended June 30, 2021 primarily reflects estimated tax expense for the period, partially offset by $1 million of tax benefit from the release of valuation allowance against state tax credits. Income tax benefit of $3 million for the three months ended June 30, 2020 primarily reflects estimated taxes for the period and $1 million of valuation allowance recognized against state tax credits. The three months ended June 30, 2020 includes $7 million of income tax expense related to the year ended December 31, 2019. This resulted from recording an adjustment for the federal tax effect on deferred tax assets for state net operating losses and state tax credits established in 2019 without a federal tax effect.

Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020

	Six Months Ended
	June 30,		Six Months
(Dollars in millions)	2020	2021	$ Change
Net sales	$739	$611	$(128)
Costs and expenses:
Cost of products sold (exclusive of depreciation and amortization)	698	536	(162)
Depreciation and amortization	45	119	74
Selling, general and administrative expenses	43	35	(8)
Restructuring charges	6	17	11
Other operating (income) expense	(87)	2	89
Operating income (loss)	34	(98)	(132)
Interest expense	—	1	1
Other (income) expense	(9)	(13)	(4)
Income (loss) before income taxes	43	(86)	(129)
Income tax expense (benefit)	23	(12)	(35)
Net income (loss)	$20	$(74)	$(94)

Net sales. Net sales for the six months ended June 30, 2021 decreased $128 million compared to the six months ended June 30, 2020, driven by an increase in net sales at our Escanaba and Quinnesec mills of $64 million, attributable to increased volume and pricing, more than offset by a $192 million sales decline related to our sold and idled mills. Of the $192 million net sales decline, $64 million was a result of the sale of our Androscoggin and Stevens Point mills, $57 million was attributable to our idled Duluth Mill and $71 million was attributable to our idled Wisconsin Rapids Mill. Total company sales volume was down from 900 thousand tons during the six months ended June 30, 2020, to 708 thousand tons during the same period of the current year. Of the 192 thousand ton volume decline, 66 thousand tons were a result of the sale of our Androscoggin and Stevens Point mills in February 2020, 94 thousand tons were attributable to our idled Duluth Mill and 86 thousand tons were attributable to our idled Wisconsin Rapids Mill.

Operating income (loss).  Operating loss was $98 million for the six months ended June 30, 2021, a decrease of $132 million when compared to operating income of $34 million for the six months ended June 30, 2020.

Our operating results for the six months ended June 30, 2021 were positively impacted by:
•Favorable price/mix of $25 million as prices continued to recover during the second quarter of 2021
•While overall sales volume dropped, the impact to net operating income improved $3 million, driven by the elimination of unprofitable volume at closed and idled mills
•Lower net operating expenses of $6 million driven by $23 million in reduced machine downtime, improved performance and cost reduction initiatives across our mill system, partially offset by $17 million in idled and closed mill costs
•Reduced planned major maintenance costs of $7 million driven by reduced scope of planned outages
•Lower Selling, general and administrative expenses of $8 million driven primarily by cost reduction initiatives in connection with the sale of our Androscoggin and Stevens Point mills in February 2020, non-recurring costs associated with the proxy solicitation contest in the first quarter of 2020, lower equity compensation expense and severance costs, partially offset by an increase in incentive expense

Our operating results for the six months ended June 30, 2021 were negatively impacted by:
•Inflationary costs of $7 million driven by purchased pulp, energy and freight, partially offset by lower wood costs
•Higher depreciation expense of $74 million due primarily to $84 million in accelerated depreciation associated with the permanent shutdown of No. 14 paper machine and certain other long-lived assets at our Wisconsin Rapids Mill in February 2021
•Higher Restructuring charges of $11 million primarily associated with the permanent shutdown of our Duluth Mill in December 2020 and of the No. 14 paper machine and certain other long-lived assets at our Wisconsin Rapids Mill in February 2021, partially offset by restructuring costs associated with the closure of our Luke Mill in June 2019

•Lower other operating income of $89 million, primarily as a result of the $88 million gain on the sale of our Androscoggin and Stevens Point mills in February 2020

Other (income) expense.  Other income for the six months ended June 30, 2021 and 2020 includes income of $12 million and $10 million, respectively, associated with the non-operating components of net periodic pension cost (income).

Income tax expense (benefit).  Income tax benefit of $12 million for the six months ended June 30, 2021 primarily reflects estimated tax benefit for the period, partially offset by $3 million of additional valuation allowance recognized against state tax credits. Income tax expense of $23 million for the six months ended June 30, 2020 primarily reflects estimated taxes for the period and $7 million of additional valuation allowance recognized against state tax credits. The six months ended June 30, 2020 includes $7 million of income tax expense related to the year ended December 31, 2019. This resulted from recording an adjustment for the federal tax effect on deferred tax assets for state net operating losses and state tax credits established in 2019 without a federal tax effect.

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

The following table reconciles Net income (loss) to EBITDA and Adjusted EBITDA for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in millions)	2020	2021	2020	2021
Net income (loss)	$(34)	$16	$20	$(74)
Income tax expense (benefit)	(3)	2	23	(12)
Interest expense	—	—	—	1
Depreciation and amortization	22	17	45	119
EBITDA	$(15)	$35	$88	$34
Adjustments to EBITDA:
Restructuring charges (1)	—	6	6	17
Luke Mill post-closure costs (2)	3	—	6	8
Noncash equity award compensation (3)	2	1	4	2
Gain on Sale of the Androscoggin/Stevens Point Mills (4)	—	—	(88)	—
Loss on Sale of Duluth Mill (5)	—	3	—	3
Duluth and Wisconsin Rapids mills idle/post-closure costs(6)	—	4	—	14
Stockholders proxy solicitation costs (7)	—	—	4	—
Other severance costs (8)	1	1	5	2
Other items, net (9)	—	2	1	2
Adjusted EBITDA	$(9)	$52	$26	$82
(1) For 2020, charges are associated with the closure of our Luke Mill in June 2019. For 2021, charges are primarily associated with the permanent shutdown of our Duluth Mill in December 2020 and of the No. 14 paper machine and certain other long-lived assets at our Wisconsin Rapids Mill in February 2021.
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
(5) Loss on the sale of our Duluth Mill in May 2021.
(6) Idle/post-closure costs associated with our Duluth and Wisconsin Rapids mills that are not associated with product sales or restructuring activities.
(7) Costs incurred in connection with the stockholders proxy solicitation contest.
(8) Severance and related benefit costs not associated with restructuring activities.
(9) Other miscellaneous adjustments.

Liquidity and Capital Resources

Our principal cash requirements include ongoing operating costs for working capital needs, capital expenditures for maintenance and strategic investments in our mills and pension contributions. We believe our cash and cash equivalents at June 30, 2021, future cash generated from operations and, to the extent necessary, the availability under our ABL Facility, will be sufficient to meet these needs for at least the next twelve months.

As of June 30, 2021, we had cash and cash equivalents of $117 million while the outstanding balance of our ABL Facility was zero, with $21 million issued in letters of credit and $129 million available for future borrowings.

On February 26, 2020, our Board of Directors authorized up to $250 million of net proceeds from the Pixelle Sale to be used to repurchase outstanding shares of our common stock. In conjunction with the declaration of the special cash dividend of $3.00 per share, or $101 million, on August 5, 2020, our Board of Directors reduced the total amount of the share repurchase authorization from $250 million to $150 million. During the six months ended June 30, 2020 and 2021, we purchased approximately 1.6 million and 0.7 million shares, respectively, of our common stock through open market purchases and 10b-5 programs under the share repurchase authorization at weighted average costs of $14.14 and $13.24 per share, respectively.

On May 13, 2021, we commenced a modified Dutch auction tender offer to purchase for cash shares of our common stock for an aggregate purchase price of not more than $55 million. The tender offer expired on June 10, 2021. Through the tender offer, we accepted for payment approximately 3.0 million shares at a purchase price of $18.10 per share for an aggregate purchase price of approximately $56 million, including fees and expenses. The shares purchased through the tender offer were immediately retired.

As of June 30, 2021, $56 million of the $150 million share repurchase authorization remained.

On February 5, 2021, our Board of Directors declared a quarterly cash dividend of $0.10 per share of our common stock, which was paid on March 29, 2021, to stockholders of record on March 18, 2021. On May 7, 2021, our Board of Directors declared a quarterly cash dividend of $0.10 per share of our common stock, which was paid on June 29, 2021, to stockholders of record on June 17, 2021. On August 6, 2021, our Board of Directors declared a quarterly cash dividend of $0.10 per share of our common stock, payable on September 28, 2021, to stockholders of record on September 17, 2021. We commenced paying quarterly dividends in the second quarter of 2020.

We make contributions to our pension plan that are sufficient to fund actuarially determined costs, generally equal to the minimum amounts required by the Employee Retirement Income Security Act. We made contributions to our pension plan of $18 million during the six months ended June 30, 2020 and $16 million during the six months ended June 30, 2021. On March 11, 2021, the government signed into law the American Rescue Plan Act of 2021, or “ARPA.” The ARPA provides for pension funding relief which will reduce our expected 2021 required cash contribution to our pension plan to $25 million from $46 million. We expect to make at least $9 million in required contributions to the pension plan in the remainder of 2021.

Our cash flows from operating, investing and financing activities, as reflected on the Unaudited Condensed Consolidated Statements of Cash Flows, are summarized in the following table:

	Six Months Ended
	June 30,
(Dollars in millions)	2020	2021
Net cash provided by (used in):
Operating activities	$(105)	$54
Investing activities	303	(1)
Financing activities	(31)	(73)
Change in Cash and cash equivalents and restricted cash	$167	$(20)

Operating Activities

Our operating cash flow requirements are primarily for salaries and benefits, the purchase of raw materials including wood fiber, wood pulp, chemicals and energy, and other expenses such as maintenance and warehousing costs. For the six months ended June 30, 2021, net cash provided by operating activities of $54 million primarily reflects adjustments for noncash charges associated with the permanent shutdown of the No. 14 paper machine and certain other long-lived assets, including $84 million in accelerated depreciation and $8 million in other noncash restructuring charges, regular depreciation and amortization of $35 million and net cash provided from working capital related changes of $34 million, partially offset by a net loss of $74 million, $11 million of noncash pension income, $16 million of pension plan contributions and deferred taxes of $12 million. The net cash provided from working capital related changes during the six months ended June 30, 2021 were primarily attributable to decreases in inventory levels, partially offset by an increase in accounts receivable. For the six months ended June 30, 2020, net cash used in operating activities of $105 million primarily reflects a noncash gain of $88 million on the Sale of the Androscoggin/Stevens Point Mills, $9 million of noncash pension income, $18 million of pension plan contributions and net cash used for working capital related changes of $82 million, partially offset by net income of $20 million, noncash depreciation and amortization of $45 million and deferred taxes of $23 million. The net cash used for working capital related changes during the six months ended June 30, 2020 was primarily attributable to increases in inventory levels and payments that reduced our accounts payable and accrued liabilities.

Investing Activities

For the six months ended June 30, 2021, net cash used in investing activities was $1 million consisted of cash paid for capital expenditures of $18 million, primarily offset by net proceeds from the Sale of Duluth Mill of $6 million, recognition of deposits and proceeds from the sale of Luke Mill equipment of $10 million and proceeds from sale of other assets of $1 million. For the six months ended June 30, 2020, net cash provided by investing activities of $303 million consisted of $340 million in proceeds from the Sale of the Androscoggin/Stevens Point Mills, partially offset by cash paid for capital expenditures of $37 million.

Financing Activities

For the six months ended June 30, 2021, net cash used in financing activities of $73 million primarily reflects $56 million in repurchases of our common stock, $6 million in cash dividends paid to stockholders and $11 million for the acquisition of treasury stock, consisting of $10 million of share repurchases and $1 million associated with the vesting of restricted stock units. For the six months ended June 30, 2020, net cash used in financing activities of $31 million primarily reflects the $27 million for the acquisition of treasury stock, consisting of $23 million of share repurchases and $4 million associated with the vesting of restricted stock units, and $3 million in cash dividends paid to stockholders.

ABL Facility

Verso Paper currently maintains an asset-based revolving credit facility, or, as amended from time to time, our “ABL Facility.” On May 10, 2021, Verso Paper entered into the Third Amendment to the ABL Facility, or the “Third ABL Amendment” to the ABL Facility. As a result of the Third ABL Amendment, the ABL Facility provides for revolving commitments of $200 million, with a $75 million sublimit for letters of credit and a $20 million sublimit for swingline loans. The amount of borrowings and letters of credit available to Verso Paper pursuant to our ABL Facility is limited to the lesser of $200 million or an amount determined pursuant to a borrowing base ($150 million as of June 30, 2021). As of June 30, 2021, there were no borrowings outstanding under our ABL Facility, $21 million issued in letters of credit and $129 million available for future borrowings. Verso Paper may request one or more incremental revolving commitments in an aggregate principal amount up to the greater of (i) $75 million or (ii) the excess of the borrowing base over the revolving facility commitments of $200 million; however, the lenders are not obligated to increase the revolving commitments upon any such request. Availability under our ABL Facility is subject to customary borrowing conditions. Our ABL Facility will mature on February 6, 2024.

Outstanding borrowings under our ABL Facility bear interest at an annual rate equal to, at the option of Verso Paper, either (i) a customary London interbank offered rate plus an applicable margin ranging from 1.25% to 1.75% or (ii) the Federal Funds Rate plus an applicable margin ranging from 0.25% to 0.75%, determined based upon the average excess availability under our ABL Facility. Verso Paper also is required to pay a commitment fee for the unused portion of our ABL Facility of 0.25% per year, based upon the average revolver usage under our ABL Facility. In addition, pursuant to the Third ABL Amendment, certain modifications were made to the existing ABL Facility in order to, among other things, provide for determination of a benchmark replacement interest rate when LIBOR is no longer available, subject to the terms, and upon the satisfaction of conditions, specified therein.

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

Our ABL Facility contains financial covenants requiring Verso, among other things, to maintain a minimum fixed charge coverage ratio if availability were to drop below prescribed thresholds. As of June 30, 2021, we were above the prescribed thresholds in our ABL Facility. Our ABL Facility also requires that certain payment conditions, as defined therein, are met in order for Verso to incur debt or liens, pay cash dividends, repurchase equity interest, prepay indebtedness, sell or dispose of assets and make investments in or merge with another company.

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

We reach our end-users through several channels, including merchants, brokers, printers and direct sales to end-users. We sell our products to approximately 200 customers. During the six months ended June 30, 2021, our largest two customers, Central National-Gottesman and Veritiv Corporation, together accounted for 29% of our net sales.

Interest Rates

As of June 30, 2021, we had no borrowings outstanding under our ABL Facility. Borrowings under our ABL Facility bear interest at a variable rate based on LIBOR or the Federal Funds Rate, in each case plus an applicable margin (see “Liquidity and Capital Resources - ABL Facility” above for additional information).

An increase in interest rates would increase the costs of our variable rate debt obligations, if we were borrowing under our ABL Facility. While we may enter into agreements limiting our exposure to higher interest rates, any such agreements may not offer complete protection from this risk. In addition, there is currently uncertainty around whether LIBOR will continue to exist after 2021. However, for U.S. dollar LIBOR, it now appears that the relevant date may be deferred to June 30, 2023 for certain tenors

(including overnight and one, three, six and 12 months), at which time the LIBOR administrator has indicated that it intends to cease publication of U.S. dollar LIBOR. Despite this potential deferral, the LIBOR administrator has advised that no new contracts using U.S. dollar LIBOR should be entered into after December 31, 2021. In addition, pursuant to the Third ABL Amendment, certain modifications were made to the existing ABL Facility in order to, among other things, provide for determination of a benchmark replacement interest rate when LIBOR is no longer available, subject to the terms, and upon the satisfaction of conditions, specified therein.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2021. Based upon this evaluation, and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2021.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended June 30, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our business could be negatively affected as a result of an unsolicited, non-binding proposal to acquire us.

On July 14, 2021, we issued a press release confirming receipt of an unsolicited, non-binding proposal from Atlas Holdings LLC regarding a potential transaction to acquire all of the outstanding shares of our common stock for $20.00 per share in cash. There can be no assurance that any negotiations between us and Atlas Holdings LLC regarding this proposal will take place, and if such negotiations do take place, there can be no assurance that any transaction with Atlas Holdings LLC will occur or be consummated. In connection with this proposal, we have incurred, and may continue to incur, significant legal and other advisory fees. In addition, this proposal has required, and may continue to require, our management and our Board of Directors to devote significant time and attention to the matter. Further, any perceived uncertainties among current and potential customers, suppliers, employees, and other constituencies as to our future direction as a consequence of this proposal may result in the loss of potential business opportunities and may make it more difficult to attract and retain qualified personnel and business partners. Actions that our Board of Directors has taken, and may take in the future, in response to any offer and related actions by Atlas Holdings LLC or any other offer or proposal may result in litigation against us. These lawsuits may be a significant distraction for our management and employees and may require us to incur significant costs. Moreover, if determined adversely to us, these lawsuits could harm our business and have a material adverse effect on our results of operations. We believe the future trading price of our common stock could be subject to wide price fluctuations, based on uncertainty associated with the proposal.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On February 26, 2020, our Board of Directors authorized up to $250 million of net proceeds from the Pixelle Sale to be used to repurchase outstanding shares of Verso common stock. In conjunction with the declaration of the special cash dividend of $3.00 per share on August 5, 2020 (see “Liquidity and Capital Resources” above for more information), our Board of Directors reduced the total amount of the share repurchase authorization from $250 million to $150 million. As of June 30, 2021, $56 million of the $150 million authorized remained.

The table below discloses the shares of our common stock repurchased during the second quarter of 2021:

	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit) (a)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (b) (in millions)
April 1, 2021 through April 30, 2021(2)	69,169	$14.91	69,169	$111
May 1, 2021 through May 31, 2021	—	—	—	111
June 1, 2021 through June 30, 2021(3)	3,039,712	18.10	3,039,712	56
Total	3,108,881	18.03	3,108,881	56
(1) No shares of our common stock were repurchased during the three months ended June 30, 2021 to meet participant tax withholding obligations on restricted stock units that vested during the quarter.
(2) In April 2021, we purchased approximately 69 thousand shares of our common stock through open market purchases and 10b-5 programs under the share repurchase authorization at weighted average costs of $14.91 per share.

(3) On May 13, 2021, we commenced a modified Dutch auction tender offer to purchase for cash shares of our common stock for an aggregate purchase price of not more than $55 million and at a price per share of common stock of not less than $16.00 and not more than $18.30 per share. The tender offer expired on June 10, 2021. Through the tender offer, we accepted for payment 3,039,712 shares of our common stock at a purchase price of $18.10 per share for an aggregate purchase price of approximately $55 million, excluding fees and expenses. The shares purchased through the tender offer were immediately retired.

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

10.1
Third Amendment to Credit Agreement, dated as of May 10, 2021, among Verso Holding LLC, Verso Paper Holding LLC, each of the other loan parties party thereto, the lenders and other parties thereto, and Wells Fargo Bank, National Association, as administrative agent.(7)

10.2	Offer Letter, dated May 17, 2021, by and between Verso Corporation and Brian D. Cullen.

10.3	Agreement, dated June 16, 2021, by and between Verso Corporation and Brian D. Cullen.

10.4	Restricted Covenant Agreement, dated June 16, 2021, by and between Verso Corporation and Brian D. Cullen.

10.5	Letter Agreement, dated June 23, 2021, by and among Verso Corporation and Matthew Archambeau. (8)

31.1	Certification of Principal Executive Officer of Verso Corporation pursuant to Rule 13a-14(a) under Securities Exchange Act of 1934.

31.2	Certification of Principal Financial Officer of Verso Corporation pursuant to Rule 13a-14(a) under Securities Exchange Act of 1934.

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
(3)     Incorporated herein by reference to Exhibit 4.1 to Verso Corporation’s Current Report on Form 8‑K filed with the SEC on July 19, 2016.
(4)    Incorporated herein by reference to Exhibit 4.2 to Verso Corporation’s Current Report on Form 8‑K filed with the SEC on July 19, 2016.
(5)    Included in Exhibit 4.4.

(6)    Incorporated herein by reference to Exhibit 10.4 to Verso Corporation’s Current Report on Form 8‑K filed with the SEC on July 19, 2016.
(7)    Incorporated herein by reference to Exhibit 10.1 to Verso Corporation’s Current Report on Form 8‑K filed with the SEC on May 11, 2021.
(8)    Incorporated herein by reference to Exhibit 10.1 to Verso Corporation’s Current Report on Form 8‑K filed with the SEC on June 29, 2021.
(9)    Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 6, 2021
VERSO CORPORATION

	By:	/s/ Randy J. Nebel
Randy J. Nebel President, Chief Executive Officer and Director (Principal Executive Officer)

By:	/s/ Brian D. Cullen
Brian D. Cullen Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)