Form 10-K
period 2021-12-31
Verso Corp
filed 2022-02-28
CIK 1421182

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021

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

As of June 30, 2021, the aggregate market value of the voting and non-voting common equity of Verso Corporation held by non-affiliates, computed by reference to the price at which the common equity was last sold on the last business day of the most recently completed second fiscal quarter, was $523,592,090. For purposes of this calculation, only those shares held by directors, executive officers and holders of 10% or more of the voting securities of Verso Corporation have been excluded as held by affiliates. Such exclusion should not be deemed a determination or an admission by Verso Corporation or any such person that such individuals or entities are or were, in fact, affiliates of Verso Corporation.
As of February 18, 2022, Verso Corporation had 29,154,580 shares of Class A common stock, par value $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

The information required by Part III will either be (i) included in an amendment to this Annual Report on Form 10-K, or (ii) incorporated by reference from portions of the definitive proxy statement of Verso Corporation to be filed in connection with the 2022 annual meeting of stockholders of Verso Corporation. Such amendment or proxy statement will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2021.

Verso Corporation
Form 10-K
December 31, 2021

Forward-Looking Statements

In this annual report, all statements that are not purely historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or “Securities Act,” and Section 21E of the Securities Exchange Act of 1934, as amended, or “Exchange Act.” Forward-looking statements may be identified by the words “believe,” “expect,” “anticipate,” “project,” “plan,” “estimate,” “intend” and other similar expressions. They include, for example, statements regarding the pending acquisition of our company by BillerudKorsnäs AB, or the “Merger”; our business and operating outlook, including our plans with respect to our Wisconsin Rapids Mill; the continued impact of the COVID-19 pandemic; assessment of market conditions; and the growth potential of the industry in which we operate. Forward-looking statements are based on currently available business, economic, financial and other information and reflect management’s current beliefs, expectations and views with respect to future developments and their potential effects on us. Actual results could vary materially depending on risks and uncertainties that may affect us and our business. The following factors, among others, could cause actual results to differ from those set forth in the forward-looking statements: the inability to complete the Merger due to the failure to obtain stockholder approval or failure to satisfy the other conditions to the completion of the Merger, including, but not limited to, receipt of required regulatory approvals; risks that the proposed Merger disrupts our current operations or affects our ability to retain or recruit key employees; the effect of the announcement or pendency of the Merger on our business relationships, operating results and business generally; the adverse impact of idling production, shutting down machines or facilities, restructuring our operations and selling non-core assets; changes in the costs of raw materials and purchased energy; security breaches and other disruption to our information technology infrastructure; uncertainties regarding the impact, duration and severity of the COVID-19 pandemic and measures intended to reduce its spread, and the impact of COVID-19 on economic conditions, including with respect to labor market conditions, economic activity, consumer behavior, supply chain shortages and disruptions and inflationary pressure; the long-term structural decline and general softening of demand facing the paper industry; adverse developments in general business and economic conditions; developments in alternative media, which are expected to continue to adversely affect the demand for some of our key products, and the effectiveness of our responses to these developments; intense competition in the paper manufacturing industry; our limited ability to control the pricing of our products or pass through increases in our costs to our customers; our business being less diversified because of the Pixelle Sale (as defined below), the sale of our Duluth Mill, the closure of our Luke Mill and permanent shut down of the No. 14 paper machine and certain other long-lived assets at our Wisconsin Rapids Mill; our dependence on a small number of customers for a significant portion of our business; any failure to comply with environmental or other laws or regulations; legal proceedings or disputes; any labor disputes; and the potential risks and uncertainties described in Part I, Item 1A, “Risk Factors,” as such disclosures may be amended, supplemented or superseded from time to time by other reports we file with the Securities and Exchange Commission including subsequent annual reports on Form 10-K and quarterly reports on Form 10-Q. We assume no obligation to update any forward-looking statement made in this annual report to reflect subsequent events or circumstances or actual outcomes.

Market and Industry Information

Market data and other statistical information used throughout this annual report are based on independent industry publications, government publications, reports by market research firms, or other published independent sources. Some data is also based on our good-faith estimates which are derived from our review of internal surveys, as well as the independent sources listed above. Although we believe these sources are reliable, we have not independently verified the information. Industry prices for coated paper provided in this annual report are, unless otherwise expressly noted, derived from RISI, Inc. data. “North American” data included in this annual report that has been derived from RISI, Inc. only includes data from the United States and Canada. Any reference to grade No. 3 and grade No. 4 coated paper relates to 60 lb. basis weight and 50 lb. basis weight, respectively. The RISI, Inc. data included in this annual report has been derived from the RISI Paper Trader: A Monthly Monitor of the North American Graphic Paper Market, January 2022.

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

We sell and market our products to approximately 200 customers which comprise approximately 900 end-user accounts. We have long-standing relationships with many leading paper merchants, commercial printers, brokers, magazine and catalog publishers, and specialty retail merchandisers. Our relationships with many of our large customers average more than 20 years. We reach end-users through several distribution channels, including direct sales, commercial printers, paper merchants and brokers. Our NBHK pulp sales are handled through direct relationships and brokers.

Recent Developments

Agreement and Plan of Merger

On December 19, 2021, or the “Agreement Date,” we entered into an Agreement and Plan of Merger, or the “Merger Agreement,” with BillerudKorsnäs Inc., a Delaware corporation, or the “Parent,” West Acquisition Merger Sub Inc., a Delaware corporation and a wholly owned subsidiary of Parent, or “Merger Sub,” and, solely for purposes of certain sections thereof (as specified therein), BillerudKorsnäs AB, a Swedish limited company, which we refer to as “Guarantor” or “BillerudKorsnäs.” Parent is a wholly owned subsidiary of Guarantor. Pursuant to the Merger Agreement, Merger Sub will merge with and into Verso, with Verso surviving the Merger as a wholly owned subsidiary of Parent.

The closing of the Merger is subject to certain conditions, including: (a) the adoption of the Merger Agreement by our stockholders, (b) the expiration or termination of any applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, or the “HSR Act,” (c) receipt of certain regulatory approvals set forth in the Merger Agreement, (d) the absence of any law or governmental order or other legal restraint or prohibition preventing the consummation of the Merger, (e) the accuracy of the other party’s representations and warranties, (f) the other party’s compliance in all material respects with its covenants under the Merger Agreement and (g) the absence of a Company Material Adverse Effect (as defined in the Merger Agreement) since the Agreement Date. On January 11, 2022, Verso and BillerudKorsnäs made the filings required to be made under the HSR Act, and the applicable waiting period under the HSR Act expired on February 10, 2022. Subject to the satisfaction of the remaining closing conditions, we expect to close the Merger by the second quarter 2022.

For additional information related to the Merger Agreement, please refer to our filings previously made with the SEC in connection with the proposed Merger, including our definitive proxy statement filed on February 8, 2022 and the full text of the Merger Agreement, which is attached as Exhibit 2.2 to this report.

Because the Merger is not yet complete, and except as otherwise specifically stated, the descriptions and disclosures presented elsewhere in this Annual Report on Form 10-K assume the continuation of Verso as a public company.

See Note 2 to our Consolidated Financial Statements.

Sale of Duluth Mill

On May 13, 2021, Verso Minnesota Wisconsin LLC, an indirect wholly owned subsidiary of Verso, entered into an asset purchase agreement with ST Paper 1, LLC and sold all of the assets primarily related to our Duluth Mill located in Duluth, Minnesota for $7 million in cash less costs to sell of $1 million. The sale, including related sale costs, resulted in a loss of $3 million included in Other operating (income) expense on the Consolidated Statement of Operations for the year ended December 31, 2021.

Changes to Executive Officers

On January 27, 2021, the Board of Directors appointed Randy J. Nebel as our President and Chief Executive Officer, prior to which he served as our interim President and Chief Executive Officer since September 30, 2020.

Allen J. Campbell, our Senior Vice President and Chief Financial Officer, retired effective June 30, 2021.

On April 5, 2021, Matthew M. Archambeau resigned as our Senior Vice President of Manufacturing and Energy.

On May 6, 2021, the Board of Directors appointed Kevin M. Kuznicki as Senior Vice President, General Counsel and Secretary.

On June 4, 2021, the Board of Directors appointed Brian D. Cullen to serve as Verso’s Senior Vice President and Chief Financial Officer, effective June 16, 2021.

COVID-19 Pandemic

The COVID-19 pandemic has impacted our operations and financial results since the first quarter of 2020 and continues to have an impact on us. We serve as an essential manufacturing business and, as a result, we have continued to be operational during the pandemic in order to meet the ongoing needs of our customers, including those in other essential business sectors, which provide food, medical and hygiene products needed in a global health crisis. However, the guidelines and orders enacted by federal, state and local governments in 2020 impacted demand from retailers, political campaigns, and sports and entertainment events, driving reduced purchases of printed materials and substantially impacting our graphic paper business.

There continue to be significant uncertainties associated with the COVID-19 pandemic, including with respect to the resurgence of new and more contagious variants of the virus; the efficacy of the vaccines introduced to combat the virus and the public acceptance of such vaccines; and the impact of COVID-19 on economic conditions, including with respect to labor market conditions, economic activity, consumer behavior, supply chain shortages and disruptions and inflationary pressure; all of which could have a material impact on our business, financial position, results of operations and cash flows.

While we cannot reasonably estimate the full impact of COVID-19 on our business, financial position, results of operations and cash flows, we saw our sales, volume and prices continue to recover during 2021.

History

We began operations on August 1, 2006, when we acquired the assets and certain liabilities comprising the business of the Coated and Supercalendered Papers Division of International Paper. We were formed for the purpose of consummating the acquisition from International Paper. We completed our initial public offering of common stock on the New York Stock Exchange in May 2008.

Industry

Coated paper is used primarily in media and marketing applications, including catalogs, magazines and commercial printing applications, which include high-end advertising brochures and direct mail advertising. Demand is generally driven by North American advertising and print media trends. The coated paper industry has been facing a decline in demand driven primarily by the growth in digital media (see “Item 1A. Risk Factors - Risks Related to Our Industry - The printing and writing paper industry has been facing a long-term structural decline and our profitability may continue to be adversely impacted by such decline”).

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

In 2021 demand for our products saw improvement over 2020, which was significantly impacted by COVID-19. Due to improved economic conditions, print demand held momentum through 2021. Due to reductions in capacity in 2020, the industry operating rates exceeded 100% causing significant reductions in the mills and customers inventories. Imports were hampered by logistical issues and lingering effects of COVID-19 which contributed to the tight marketing conditions. Verso’s backlogs were strong through 2021 and nearly all of our products were on some form of allocation throughout the year.

Products

We manufacture paper products that serve the graphic and specialty paper markets. In addition, we manufacture pulp for both internal use and external sales.

Graphic paper. The graphic paper market includes coated freesheet, uncoated freesheet, coated groundwood and supercalendered paper. We produce Coated Freesheet and Coated Groundwood No. 4 grades for our customers. Freesheet paper is made from bleached kraft pulp, which is produced using a chemical process to break apart wood fibers and dissolve impurities such as lignin. The use of bleached kraft pulp results in a bright, smooth paper with excellent print qualities. Coated freesheet paper contains primarily kraft pulp with less than 10% mechanical pulp in its composition, and is therefore well-suited for high-end commercial applications, premium magazines, catalogs and direct mail. Groundwood paper includes a fiber component produced through a mechanical pulping process. The use of such fiber results in a bulkier and more opaque paper that is better suited for applications where lighter weights and/or higher stiffness are required. In addition to mechanical pulp, groundwood paper typically includes a kraft pulp component to improve brightness and print quality. Groundwood paper is coated (coated groundwood) for higher quality applications such as catalogs and magazines. Graphic paper revenues have been declining primarily due to the focus on digital media as opposed to traditional print advertising. Revenues from our graphic paper sales represented 60%, 66% and 68% of our total annual net sales for 2019, 2020 and 2021, respectively.

Specialty paper. We offer product solutions for our customers by producing paper grades used as labels for packaging, canned goods and other related applications. Revenues from our specialty paper sales represented 31%, 20% and 19% of our total annual net sales for 2019, 2020 and 2021, respectively.

Packaging paper. We produce heavy weight coated freesheet grades for use in higher-end packaging and printing applications such as greeting cards, book covers, folders, labels and point-of-purchase displays. Revenues from our packaging paper sales represented 4%, 5% and 2% of our total annual net sales for 2019, 2020 and 2021, respectively.

Pulp. We produce and sell NBHK pulp. NBHK pulp is produced through the chemical kraft process using hardwoods. Hardwoods typically have shorter length fibers than softwoods and are used in a variety of end-use applications. NBHK describes pulp produced using a chemical process, whereby hardwood chips are combined with chemicals and steam to separate the wood fibers. The fibers are then washed and pressure screened to remove the chemicals and lignin which originally held the fibers together. Finally, the pulp is bleached to the necessary whiteness and brightness. NBHK pulp is used in applications where a brighter and whiter fiber based product is required. We can also offer Northern Bleached Softwood Kraft pulp, de-inked recycled pulp and unbleached virgin kraft pulp to help meet specific customer requirements. Revenues from our pulp sales represented 5%, 9% and 11% of our total annual net sales for 2019, 2020 and 2021, respectively.

Manufacturing

We operate three paper machines at our mill in Escanaba, Michigan and one paper machine and one NBHK pulp machine at our mill in Quinnesec, Michigan. The mills have an aggregate annual production capacity of approximately 1,400,000 tons of paper and NBHK pulp. In 2019, we shut down our paper mill in Luke, Maryland and agreed to sell our Androscoggin Mill located in Jay, Maine and our Stevens Point Mill located in Stevens Point, Wisconsin to Pixelle, which closed on February 10, 2020. In July 2020, we indefinitely idled our mills in Duluth, Minnesota and Wisconsin Rapids, Wisconsin, but continue to operate the sheeting facility at our Wisconsin Rapids mill to convert paper produced at our Michigan mills to sheets for the commercial print market. Our facilities are strategically located within close proximity to major publication printing customers, which affords us the ability to deliver our products more quickly and cost-effectively.

The following table provides key information about our mills and operating paper machines’ capacity as of the date of this report.

Mill/Location	Product/Paper Grades	Paper/Market Pulp Machines	Annual Production Capacity (in tons)
Escanaba, Michigan	Coated, specialty and uncoated paper	3	730,000
Quinnesec, Michigan	Coated paper and NBHK pulp	2	670,000
Wisconsin Rapids, Wisconsin (idled)(1)	Coated and packaging papers	2	540,000
(1)     Wisconsin Rapids Mill annual paper production capacity of 540,000 is not included in our total paper production capacity. On February 8, 2021, we decided to permanently shut down the No. 14 paper machine and certain other long-lived assets at our Wisconsin Rapids Mill, which permanently reduced annual production capacity by approximately 185,000 tons of coated paper.

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

Sales, Marketing and Distribution

We reach our end-users through several channels, including merchants, brokers, printers and direct sales to end-users. We sell our products to approximately 200 customers which comprise approximately 900 end-user accounts.

Sales to End-Users. In 2021, we sold 31% of our paper products directly to end-users, most of which are specialty converters and catalog and magazine publishers. These customers are typically large, sophisticated buyers who have the scale, resources and expertise to procure paper directly from manufacturers. Customers for our NBHK pulp products are mostly other paper manufacturers.

Sales to Brokers and Merchants. Our largest indirect paper sales by volume are through brokers and merchants who resell the paper to end-users. In 2021, our sales to brokers and merchants represented 52% of our net sales. Brokers typically act as an intermediary between paper manufacturers and smaller end-users who do not have the scale or resources to cost effectively procure paper directly from manufacturers. The majority of the paper sold to brokers is resold to catalog publishers. We work closely with brokers to achieve market share in the catalog, magazine and insert end-user markets through collaborative selling.

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

Sales to Printers. In 2021, our sales to printers represented 17% of our net sales. The majority of these sales were to the two largest publication printers in the United States. Printers also effectively act as an intermediary between manufacturers and end-users in that they directly source paper for printing/converting and then resell it to their customers as a finished product.

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

Customers

We have developed long-standing relationships with many premier customers. Our relationships with our ten largest customers average more than 20 years. Our two largest customers, Central National-Gottesman and Veritiv Corporation, together accounted for 24% of our net sales in 2021. In 2021, our ten largest customers (including Central National-Gottesman and Veritiv Corporation) together accounted for 62% of our net sales. Our key customers in the graphic paper market include Central National-Gottesman, Veritiv Corporation, Midland Paper and RR Donnelley. Our key customers in the specialty paper market include Avery Dennison, UPM Raflatac and Green Bay Packaging.

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

Research and Development

The primary function of our research and development efforts is to work with customers in developing and modifying products to accommodate their evolving needs and to identify cost-saving opportunities within our operations. Over the past several years, examples of our research and development efforts include innovative and performance-driven products for the graphic and specialty markets and the successful transfer of products within our manufacturing platform to create flexibility and maximize margin within our operations.

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

Human Capital Resources

As of December 31, 2021, we had approximately 1,600 employees of which 52% are represented by eight union locals of six different international unions. We believe that we offer competitive compensation (including salary and incentive compensation) and benefits packages for all of our employees. We know that our success depends on our ability to attract, develop and retain key personnel. The skills, experience and industry knowledge of our employees significantly benefit our operations and performance. We believe that internal promotion and key employee retention are critical components to our long-term success. From professional development opportunities to leadership training, we have development programs and online opportunities to cultivate talent throughout the Company.

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

Compliance with environmental laws and regulations is a significant factor in our business. We have made, and will continue to make, significant expenditures to comply with these requirements and our permits. We incurred environmental capital expenditures of $3 million, $1 million and $3 million in 2019, 2020 and 2021, respectively.

We could be subject to potentially significant fines, penalties, criminal sanctions, mill shutdowns, or interruptions in operations for failure to comply with applicable environmental, health and safety laws, regulations and permits. See Note 17 to our Consolidated Financial Statements.

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

RISKS RELATED TO THE PROPOSED MERGER WITH BILLERUDKORSNÄS AB

There are material uncertainties and risks associated with the Merger Agreement and proposed Merger.

We may not be able to complete the proposed Merger within the time frame we anticipate or at all, which could have a material adverse effect on our business, financial results and/or operations. In addition, compliance with the terms of the Merger Agreement in the interim could adversely affect our business.

On December 19, 2021, we entered into the Merger Agreement with Parent, Merger Sub and solely for the purposes of certain sections thereof, BillerudKorsnäs, providing for the merger of Merger Sub with and into the Company, with the Company surviving the Merger as a wholly-owned subsidiary of Parent.

Consummation of the proposed Merger remains subject to certain customary conditions, including, without limitation:

•certain regulatory approvals consisting of approval from (i) the Federal Energy Regulatory Commission, (ii) the Nuclear Regulatory Commission, (iii) State of Wisconsin Department of Health Services and (iv) the Public Service Commission of Wisconsin either (x) having been obtained from the applicable government authorities and remain in full force and effect, without the imposition of any Burdensome Condition (as defined in the Merger Agreement) or (y) being no longer required by applicable law.
•the consummation of the Merger not being restrained, enjoined, rendered illegal or otherwise prohibited or prevented by any law or order issued by any court of competent jurisdiction, and
•the approval by our stockholders of the Merger Agreement.

As a result of the proposed Merger, the following may occur:

•the attention of management and employees may be diverted from ongoing business operations as they focus on matters relating to the proposed Merger;
•the public announcement or pendency of the Merger may disrupt or otherwise adversely affect our business relationships, operating results and business generally;
•our ability to retain our key management, sales and marketing personnel may be adversely affected due to the uncertainties created by the proposed Merger; and
•the restrictions and limitations on our conduct of business pending the Merger, and the requirement that we conduct our business in the ordinary course, may delay or prevent us from undertaking business opportunities that may arise before the completion of the Merger that, absent the Merger Agreement, we might have pursued. Any delay in consummating the Merger may exacerbate these issues.

There can be no assurance that all of the conditions to closing will be satisfied, or where possible, waived, or that the Merger will become effective. Investors should not place undue reliance on the consummation of the Merger. If the Merger does not become effective because all conditions to closing are not satisfied, or because one of the parties or all of the parties mutually terminate the Merger Agreement, then, among other possible adverse effects:

•our stockholders will not receive payment of the merger consideration for their shares of common stock;

•our stock price could potentially decrease since the current stock price may reflect a market assumption that the proposed Merger will be consummated;
•we may experience difficulties in attracting customers or obtaining financing due to changed perceptions about our competitive position, our management, our liquidity or other aspects of our business;
•we may be unable to find a partner willing to engage in a similar transaction on terms as favorable as those set forth in our agreements with Parent and Merger Sub;
•our business may have been adversely affected; and
•we will have incurred significant transaction costs.

We cannot predict or give any assurances as to our stock price at any time before the completion of the proposed Merger.

The pendency of the proposed Merger could materially adversely affect our operations and the future of our business.

In connection with the pending Merger, our directors, senior management and other employees will have expended extensive time and effort and will have experienced significant distractions from their work during the pendency of the Merger, which could negatively impact our revenues, earnings and cash flows, regardless of whether the Merger is completed. Similarly, we may have abandoned or delayed certain projects, business opportunities and divestitures which may materially adversely affect the future of our business.

Failure to complete the proposed Merger could negatively impact our stock price and our future businesses and financial results.

If the proposed Merger is not completed, we will be subject to several risks and consequences, including the following:

•under the Merger Agreement, we may be required, under certain circumstances, to pay to Parent a termination fee of $24,690,000;
•we may be required to pay certain costs relating to the Merger, including litigation costs, whether or not the Merger is completed, such as legal, accounting, financial advisor and printing fees;
•our stock price could potentially decrease since the current stock price may reflect a market assumption that the proposed Merger will be consummated;
•under the Merger Agreement, we are subject to certain restrictions on the conduct of our business prior to completing the proposed Merger that may adversely affect our ability to execute certain of our business strategies;
•matters relating to the proposed Merger may require our management to devote substantial commitments of time and resources, which could otherwise have been devoted to other opportunities that may have been beneficial to us; and
•we may experience negative reactions from the financial markets and from our customers and employees.

In addition, the following action has been commenced by purported stockholders of the Company:

On January 21, 2022, a purported stockholder complaint was filed in the United States District Court for the Southern District of New York, against us and the individual members of our Board, captioned O’Dell v. Verso Corporation et al., Civil Action No. 1:21-cv-00575, or the “O’Dell Complaint.” On January 27, 2022, a purported stockholder complaint was filed in the United States District Court for the Southern District of New York, against us and the individual members of our Board, captioned Whitfield v. Verso Corporation et al., Case No. 1:22-cv-00715, or the “Whitfield Complaint.” On February 1, 2022, a purported stockholder complaint was filed in the United States District Court for the Southern District of New York, against us and the individual members of our Board, captioned Trinh v. Verso Corporation et al., Case No. 1:22-cv-00874, or the “Trinh Complaint.” On February 16, 2022, a purported stockholder complaint was filed against us and the individual members of our Board in the Eastern District of New York, captioned Collins v. Verso Corporation et al., Case No. 1:22-cv-00875, or the “Collins Complaint,” and collectively with the O’Dell Complaint, the Whitfield Complaint and the Trinh Complaint the “Stockholder Complaints.”

The O’Dell Complaint alleges generally that the Company and the members of its Board of Directors violated Sections 14(a) and 20(a) of the Exchange Act and Rule 14a-9 promulgated thereunder by omitting material information from the Proxy Statement rendering it false and misleading and seeks, among other things, an injunction against the Merger.

The Whitfield Complaint alleges generally that the Company and the members of its Board of Directors violated Sections 14(a) and 20(a) of the Exchange Act and Rule 14a-9 promulgated thereunder by omitting material information from the Proxy Statement rendering it false and misleading and seeks, among other things, an injunction against the Merger.

The Trinh Complaint alleges generally that the Company and the members of its Board of Directors violated Sections 14(a) and 20(a) of the Exchange Act and Rule 14a-9 promulgated thereunder by omitting material information from the Proxy Statement rendering it false and misleading, and that the defendants breached their fiduciary duties in connection with the Merger, and seeks, among other things, an injunction against the Merger.

The Collins Complaint alleges generally that the Company and the members of its Board of Directors violated Sections 14(a) and 20(a) of the Exchange Act and Rule 14a-9 promulgated thereunder by omitting material information from the Proxy Statement rendering it false and misleading, and seeks, among other things, an injunction against the Merger.

On February 17, 2022, Verso received a letter on behalf of a purported stockholder of Verso requesting to inspect certain of Verso’s books and records pursuant to Section 220 of the Delaware General Corporation Law, or the “Demand Letter.” The purported stockholder alleges that he has concerns regarding the process that led to the Merger, the disclosures in the Proxy Statement, and the adequacy of the Merger consideration.

We believe the allegations in the Stockholder Complaints and the Demand Letter to be without merit. Additional lawsuits may be filed in the future related to the Merger. We cannot predict the outcome of the proceeding related to the Stockholder Complaints or any other proceeding that may be commenced against us.

RISKS RELATED TO OUR OPERATIONS

We could be required to idle production, shut down machines or facilities, restructure operations, or sell non-core assets, which could result in recording significant closure costs and long-lived asset impairment or accelerated depreciation charges.

We have responded to changing market dynamics by optimizing assets and streamlining our production, including idling or shutting down certain paper machines and facilities. For example, in June 2020, we idled production at our mills in Duluth, Minnesota and Wisconsin Rapids, Wisconsin. In December 2020, we decided to permanently shut down our paper mill in Duluth and in February 2021, we decided to permanently shut down the No. 14 paper machine and certain other long-lived assets at our Wisconsin Rapids Mill. In April 2019, we announced the permanent shutdown of our mill in Luke, Maryland. If demand for our products continues to decline, or if the pace of decline accelerates, it may be necessary to curtail production even further or permanently shut down certain machines and facilities. In addition to the potential loss of production, curtailments and shutdowns have in the past resulted, and could in the future result, in asset impairments or accelerated depreciation and cash closure costs for the affected facilities, including restructuring charges and exit or disposal costs.

Losses related to the impairment of long-lived assets to be held and used are recognized when circumstances, such as continuing losses or demand declines in certain businesses, indicate the carrying value of an asset group may not be recoverable. When indicators that the carrying value of an asset group may not be recoverable are present, we evaluate the carrying value of the asset group in relation to its estimated undiscounted future cash flows. If the carrying value of an asset group is greater than the estimated undiscounted future cash flows to be generated by the asset group, an impairment charge is recognized based on the excess of the asset group’s carrying value over its fair value. If it is determined that the carrying value of an asset group is recoverable, we review and adjust, as necessary, the estimated useful lives of the assets in the group. If there were to be a triggering event, it is possible that we could record noncash long-lived asset impairment or accelerated depreciation charges in future periods.

We may be unable to obtain energy or raw materials, including petroleum-based chemicals, at favorable prices or at all.

We purchase substantial amounts of energy, wood fiber, market pulp, chemicals and other raw materials from third parties. We may experience shortages of energy supplies or raw materials or be forced to seek alternative sources of supply. If we are forced to seek alternative sources of supply, we may not be able to do so on terms as favorable as our current terms or at all. The prices for energy and many of our raw materials, especially petroleum-based chemicals, have been volatile and may be volatile in the future, including as a result of rising prices due to overall inflationary pressure. Chemical suppliers that use petroleum-based products in the manufacture of their chemicals may, due to a supply shortage and/or cost increase, ration the amount of chemicals available to us and/or we may not be able to obtain the chemicals we need to operate our business at favorable prices, if at all. In addition, certain specialty chemicals that we currently purchase are available only from a small number of suppliers. If any of these suppliers were to cease operations or cease doing business with us in the future, we may be unable to obtain such chemicals at favorable prices, if at all.

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

We run our paper machines on a nearly continuous basis for maximum efficiency. Any downtime at any of our paper mills, including as a result of or in connection with planned maintenance and capital expenditure projects, results in unabsorbed fixed costs that could negatively affect our results of operations for the period in which we experience the downtime. Due to the extreme operating conditions inherent in some of our manufacturing processes, we may incur unplanned business interruptions from time to time due to, among other things, transportation interruptions and mechanical, power or structural failures at our facilities. As a result, we may not generate sufficient cash flow to satisfy our operational needs. In addition, the geographic areas where our production is located and where we conduct our business has been, and may in the future be affected by natural disasters, including snow storms, forest fires and flooding which could cause our mills to stop running. Furthermore, during periods of weak demand for paper products or periods of rising costs, we have experienced and may in the future experience market-related downtime.

Work stoppages and slowdowns and legal action by our unionized employees may have a material adverse effect on our business.

As of December 31, 2021, we had approximately 1,600 employees of which 52% are represented by eight union locals of six different international unions. On March 1, 2019, the United Steelworkers International Union, or “USW,” who represented employees at four Verso sites, voted to ratify a new Master Labor Agreement, or the “Agreement,” covering five USW union locals, or approximately 80% of Verso’s hourly represented workforce as of December 31, 2019. Since that time, two of the four Verso sites (Stevens Point, Wisconsin and Luke, Maryland) covered by the Agreement have been sold or are no longer operating. In addition to the USW, two smaller international unions (the International Brotherhood of Electrical Workers and the International Brotherhood of Teamsters) at the Escanaba site also signed and are participating in the Agreement. The Agreement, which was effective on March 4, 2019, will run for a period of three years with the Wisconsin Rapids site expiring on March 1, 2022 and the Escanaba site expiring on October 27, 2022. In December 2021, the parties agreed to extend the Wisconsin Rapids local contract for one year, through February 28, 2023. The remaining four smaller trade unions at Wisconsin Rapids site ratified new local agreements in the fourth quarter of 2019. We may become subject to material cost increases as a result of future actions taken by the labor unions, which could increase expenses in absolute terms and/or as a percentage of net sales. In addition, although we believe we have a good relationship with our employees, work stoppages or other labor disturbances may occur in the future. Any of these factors could lead to operational delays or increased costs

Data security incidents and breaches and other disruptions to our information technology infrastructure may interfere with our operations and could compromise our information and the information of our customers and suppliers, exposing us to liability which would cause our business and reputation to suffer.

In the ordinary course of business, we rely upon information technology networks and systems, some of which are managed by third parties, to process, transmit and store electronic information and to manage or support a variety of business processes and activities, including supply chain, manufacturing, distribution, invoicing and collection of payments from customers. We use information technology systems to record, process and summarize financial information and results of operations for internal reporting purposes and to comply with regulatory financial reporting, legal and tax requirements. Additionally, we collect and store sensitive data, including intellectual property, proprietary business information, the propriety business information of our customers and suppliers, as well as personally identifiable information of our employees, in data centers and on information technology networks. The secure operation of these information technology networks and the processing and maintenance of this information is critical to our business operations and strategy. Despite security measures and disaster recovery plans, our information technology networks and infrastructure have, from time to time, experienced cyber incidents and we may be vulnerable to damage, disruptions or shutdowns in the future due to cyber incidents, including those caused by physical or electronic break-ins, computer viruses, malware, worms, phishing, attacks by hackers, employee error and disruptions caused from unauthorized access and tampering, or other disruptions during the process of upgrading or replacing computer software or hardware, power outages, telecommunication or utility failures or natural disasters or other catastrophic events. The occurrence of any of these events could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. In addition, we believe cyberattack attempts are increasing in number and that cyber attackers are developing increasingly sophisticated systems and means to not only access and attack systems, but also to evade detection or to obscure their activities. As a result, we may suffer cyber incidents even where we have implemented cybersecurity protections. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability or regulatory penalties under laws protecting the privacy of personal information, disrupt operations and damage our reputation.

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

The COVID-19 pandemic has impacted our operations and financial results since the first quarter of 2020 and continues to have an impact on us. We serve as an essential manufacturing business and, as a result, we have continued to be operational during the pandemic in order to meet the ongoing needs of our customers, including those in other essential business sectors, which provide food, medical and hygiene products needed in a global health crisis. However, the guidelines and orders enacted by federal, state and local governments in 2020 impacted demand from retailers, political campaigns, and sports and entertainment events, driving reduced purchases of printed materials and substantially impacting our graphic paper business.

There continues to be significant uncertainties associated with the COVID-19 pandemic, including with respect to the resurgence of new and more contagious variants of the virus; the efficacy of the vaccines introduced to combat the virus and the public acceptance of such vaccines; and the impact of COVID-19 on economic conditions, including with respect to labor market conditions, economic activity, consumer behavior, supply chain shortages and disruptions and inflationary pressure; all of which could have a material impact on our business, financial position, results of operations and cash flows.

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
•decreased availability of trucking and other transportation providers;
•increased difficulty in maintaining our workforce during this uncertain time;
•increased employee absenteeism due to illness or fear of infection;
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

While our mills have continued in operation as “essential businesses” during the COVID-19 outbreak, we have implemented strict health and sanitization protocols to keep our employees safe, including enhanced and more frequent cleaning of work areas, requiring social distancing while at our facilities, providing facemasks to employees and installing barriers in locations where employees work in closer proximity. These additional safety precautions may also impact the productivity and profitability at our mills.

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

We are subject to a wide range of federal, state, regional and local general and industry-specific environmental, health and safety laws and regulations, including those relating to air emissions (including greenhouse gases and hazardous air pollutants), wastewater discharges, solid and hazardous waste management and disposal, site remediation and natural resources. Compliance with these laws and regulations, and permits issued thereunder, is a significant factor in our business and may be subject to the same or even increased scrutiny and enforcement actions by regulators. We have made, and will continue to make significant expenditures to comply with these requirements and permits, which may impose increasingly more stringent standards over time as they are renewed or modified by the applicable governmental authorities. In addition, we handle and dispose of waste arising from our mill operations and operate a number of on-site landfills to handle that waste. We are required to maintain financial assurance (in the form of letters of credit and other similar instruments) for the projected cost of closure and post-closure care for certain landfill operations. We could be subject to potentially significant fines, penalties, criminal sanctions, mill shutdowns or interruptions in operations for any failure to comply with applicable environmental, health and safety laws, regulations and permits. Moreover, under certain environmental laws, a current or previous owner or operator of real property, and parties that generate or transport hazardous substances that are disposed of at real property, may be held liable for the full cost to investigate or clean up such real property and for related damages to natural resources. We also may be subject to liability, including liability for investigation and cleanup costs, if contamination is discovered at one of our current or former paper mills, other properties or other locations where we have disposed of or arranged for the disposal of waste. For example, in November 2019, the state of West Virginia asserted in an administrative enforcement action that three above-ground storage tanks at our Luke Mill leaked and that we had failed to take certain actions to prevent and report the release of pollutants into the North Branch of the Potomac River. In March 2020, PRKN filed a federal lawsuit against us alleging the improper handling, storage, and disposal of wastes generated at our Luke Mill. In May 2020, Maryland joined the PRKN lawsuit and in July 2020, Maryland obtained dismissal of a lawsuit that it previously had filed with respect to the same facts. On April 1, 2021, a consent decree was approved and entered by the court in the federal lawsuit, setting forth the terms agreed by Verso with the PRKN and the Maryland Department of the Environment to settle the claims by PRKN and the state of Maryland. On September 1, 2021, a civil action was filed and a consent decree was simultaneously approved and entered by the circuit court of Mineral County, West Virginia, setting forth the terms agreed by Verso with the West Virginia Department of Environmental Protection to settle the claims by the Department of Environmental Protection. Unilateral Order MM-20-10 was rescinded and Verso agreed to enter the Luke Mill site into the West Virginia Voluntary Remediation Program and remediate the site pursuant to the requirements of the program.

RISKS RELATED TO OUR INDUSTRY

The printing and writing paper industry has been facing a long-term structural decline and our profitability may continue to be adversely impacted by such decline.

The coated paper industry faces a long-term, structural decline. From 2018 to 2021, demand for printing and writing paper in North America fell by roughly 30%. North America demand for coated freesheet has declined 34% from 2018 to 2021. Similarly, North America demand for coated groundwood has declined 50% from 2018 to 2021.

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

Our earnings are sensitive to price changes in coated paper. Fluctuations in paper prices (and coated paper prices in particular) historically have had a direct effect on our net income (loss) and EBITDA for several reasons:

•Market prices for paper products are a function of supply and demand, factors over which we have limited control. We therefore have limited ability to control the pricing of our products. Market prices of grade No. 3, 60 lb. basis weight paper, which is an industry benchmark for coated freesheet paper pricing, have fluctuated since 2000 from a high of $1,255 per ton to a low of $740 per ton. In addition, since 2000, market prices of grade No. 4, 50 lb. basis weight paper, which is an industry benchmark for coated groundwood paper pricing, have fluctuated between a high of $1,200 per ton to a low of $710 per ton over the same period. As market conditions determine the price for our paper products, the price for our products could fall below our cash production costs.
•Market prices for paper products typically are not directly affected by raw material costs or other costs of sales, and consequently we may have limited ability to pass through increases in these raw materials and/or other sales costs to our customers absent increases in the market price. Thus, even though our costs may increase, we may not have the ability to increase the prices for our products or the prices for our products may decline.
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

The reduction in the scale and scope of our business as a result of the Pixelle Sale, closure of our Luke Mill, our Duluth Mill and the No. 14 paper machine and certain other long-lived assets at our Wisconsin Rapids Mill has significantly reduced our annual production capacity and exposed a larger portion of our business to the risks associated with the market for graphic paper. Our total annual production capacity is now 1.4 million tons. Our total company sales volume was down from 1,674 thousand tons during the year ended December 31, 2020, to 1,407 thousand tons during the year ended December 31, 2021. In addition, a greater portion of our product line will now be exposed to greater secular and cyclical risks associated with our business. If these difficulties or challenges cannot be overcome, our business may not be successful.

We depend on a small number of customers for a significant portion of our business. Furthermore, we may have credit exposure to these customers through extension of trade credits.

Our two largest customers, Central National-Gottesman and Veritiv Corporation, together accounted for 24% of our net sales in 2021. In 2021, our ten largest customers (including Central National-Gottesman and Veritiv Corporation) together accounted for 62% of our net sales. The loss of, or reduction in orders from, any of these customers or significant customer disputes regarding shipments, price, quality, or other matters could adversely impact our business.

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

We are highly dependent on the efforts of our senior management team and other key personnel. The loss of services of members of our senior management team and other key personnel could adversely affect our business until suitable replacements can be found. There may be a limited number of persons with the requisite skills to serve in these senior management positions and we may be unable to locate or employ qualified personnel on acceptable terms. In addition, our future success requires us to continue to attract and retain competent personnel. Currently we are experiencing an increasingly tight and competitive labor market and could face unforeseen challenges in the availability of labor. A sustained labor shortage or increased turnover rates within our employee base in the future could lead to increased costs, such as increased overtime to meet demand and increased wages to attract and retain employees. If we fail to attract and retain key personnel it could lead to a material adverse effect on our business and may require substantial additional costs to recruit replacement personnel.

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

We had $103 million of borrowing availability under our ABL Facility (as defined below) as of December 31, 2021, and no amount outstanding. We also may incur additional debt in the future through other means. Our ability to make scheduled payments of principal and interest or to refinance our indebtedness will depend on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not generate cash flow from operations in the future sufficient to service any current or future debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or dilutive.

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

In addition, borrowings under our ABL Facility bear interest at variable rates, primarily based on LIBOR as the reference rate. LIBOR is subject to national and international proposals for reform. Certain tenors of LIBOR ceased publication after December 31, 2021 and other tenors of LIBOR (including overnight and one, three, six and 12 months) will cease publication after June 30, 2023. Organizations are currently working on industry wide and company specific transition plans as it relates to financial and other derivative contracts exposed to LIBOR. Although the secured overnight financing rate (“SOFR”) has been endorsed by the Alternative Reference Rates Committee as its preferred replacement for LIBOR, it remains uncertain whether or when SOFR or other alternative reference rates will be widely accepted by lenders as the replacement for LIBOR. If future rates based upon a successor reference rate are higher or more volatile than LIBOR rates as currently determined or if our lenders have increased costs due to changes in LIBOR, we may experience potential increases in interest rates on any variable rate debt. We also have the ability to borrow under our ABL Facility based on the Federal Funds Rate as an alternative to the use of LIBOR.

We have certain material pension obligations. Future funding requirements related to these obligations could restrict cash available for our operations, capital expenditures or other requirements or require us to borrow additional funds.

As of December 31, 2021, we have a defined benefit pension plan covering 51% of our employees. The pension plan is frozen to new entrants. As of December 31, 2021, the projected benefit obligation for our pension plan was $1,384 million and the fair value of the pension plan assets was $1,236 million. The total underfunded status of the pension obligation calculated on a projected benefit obligation basis as of December 31, 2021 was $148 million. In connection with the Pixelle Sale on February 10, 2020, Pixelle assumed $37 million of Verso’s unfunded pension liabilities (see Note 5 to our Consolidated Financial Statements). In 2022, we expect to make cash contributions to the pension plan of $21 million (see Note 13 to our Consolidated Financial Statements). A deterioration in the value of plan assets could cause the unfunded status of the pension plan to increase, thereby increasing our obligation to make additional contributions to the plan. In addition, we will require future operating cash flows to fund our pension obligations, which could restrict available cash for our operations, capital expenditures and other requirements. We also may not generate sufficient cash to satisfy these obligations, which could require us to seek funding from other sources, including through additional borrowings, which could materially increase our outstanding debt or debt service requirements.

RISKS RELATED TO INVESTMENT IN OUR COMMON STOCK

Our stock price has been, and could continue to be volatile, and stockholders may be unable to sell shares at or above the price at which they purchased them.

Since January 1, 2021 to the date of filing this annual report on Form 10-K, our Class A common stock price ranged from $11.25 per share to $27.29 per share. The market price of our common stock may continue to be highly volatile and could be subject to wide fluctuations. In addition, the trading volume of our common stock may fluctuate and cause significant price variations to occur. Volatility in the market price of our common stock may prevent stockholders from being able to sell shares at or above the price at which they purchased them. The market price for our common stock could fluctuate significantly for various reasons, including:

•the pendency of, or the failure to complete, the proposed Merger (see “Risks Related to the Proposed Merger with BillerudKorsnäs AB” above);
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

As of the date of filing this annual report on Form 10-K, we have (i) outstanding warrants to purchase 0.9 million shares of our common stock, or the “Plan Warrants,” at an adjusted exercise price of $20.66 per share that expire on July 15, 2023, (ii) 0.8 million restricted stock units outstanding and (iii) 2.2 million shares of common stock reserved for future issuance under our Verso Corporation Performance Incentive Plan. The exercise of equity awards, including any stock options that we may grant in the future, the Plan Warrants, and the sale of shares of our common stock underlying any such options or the Plan Warrants, could have an adverse effect on the market for our common stock, including the price that an investor could obtain for their shares. Investors may experience dilution in the net tangible book value of their investment upon the exercise of the Plan Warrants and any stock options that may be granted or issued pursuant to the Verso Corporation Performance Incentive Plan in the future.

Our Amended and Restated Bylaws, our Certificate of Incorporation and Delaware law contain provisions that could discourage another company from acquiring us and may prevent attempts by our stockholders to replace or remove our current management.

Provisions of our Amended and Restated Bylaws and Amended and Restated Certificate of Incorporation, as amended, or the “Certificate of Incorporation,” and Delaware law may discourage, delay or prevent a merger or acquisition that stockholders may consider favorable, including transactions in which our stockholders might otherwise receive a premium for their shares. In addition, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace or remove our Board of Directors. These provisions include:

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

Corporate responsibility, specifically related to environmental, social and governance, or “ESG,” matters, may impose additional costs and expose us to new risks.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

Our material facilities as of December 31, 2021 are shown in the following table:

Location	Use	Owned/Leased
Miamisburg, Ohio	corporate office	leased
Escanaba, Michigan	paper mill	owned
Luke, Maryland(1)	paper mill, warehouse and converting	owned
Quinnesec, Michigan	paper mill/kraft pulp mill	owned
Wisconsin Rapids, Wisconsin(2)	paper mill, warehouse and converting	owned
(1)     We completed the shutdown and closure of the Luke Mill in June 2019 (see Note 15 to our Consolidated Financial Statements).
(2)     In 2020, we announced plans to indefinitely idle our mill in Wisconsin Rapids, Wisconsin, with the exception of warehouse and converting.

Item 3.  Legal Proceedings

See Note 17 to our Consolidated Financial Statements for additional information regarding our material legal proceedings, which is incorporated into this Item 3 by reference.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The Company’s Class A common stock is listed on the New York Stock Exchange under the symbol “VRS.”

Holders

As of February 18, 2022, there were 39 stockholders of record of our Class A common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, including 28,930,079 shares of our Class A common stock where the registered stockholder is Cede & Co., we are unable to estimate the total number of stockholders represented by these record holders.

Dividends

Cash dividends on shares of Verso common stock during the year ended December 31, 2021 are shown in the following table:

Quarter	Date Declared	Date of Record	Date Paid	Amount
1st	February 5	March 18	March 29	$0.10
2nd	May 7	June 17	June 29	0.10
3rd	August 6	September 17	September 28	0.10
4th	November 4	December 17	December 29	0.10

Pursuant to the terms of the Merger Agreement, we will not pay a cash dividend for the first quarter ending March 31, 2022. The Merger Agreement permits us to resume paying regular quarterly cash dividends commencing in the second quarter ending June 30, 2022 in an amount not to exceed $0.10 per share and consistent with our past practice in terms of the timing of declaration and payment of such dividends.

Issuer Repurchases of Equity Securities

On February 26, 2020, our Board of Directors authorized up to $250 million of net proceeds from the Pixelle Sale to be used to repurchase outstanding shares of Verso common stock. In conjunction with the declaration of the special cash dividend of $3.00 per share on August 5, 2020, our Board of Directors reduced the total amount of the share repurchase authorization from $250 million to $150 million. We did not repurchase any shares of our common stock pursuant to this repurchase authorization during the three months ended December 31, 2021. As of December 31, 2021, $45 million of the $150 million authorized remained.

The table below discloses the shares of our common stock repurchased during the fourth quarter of 2021 (dollars in millions, except per share amounts):

	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit) (a)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (b) (in millions)
October 1, 2021 through October 31, 2021	—	$—	—	$45
November 1, 2021 through November 30, 2021	—	—	—	45
December 1, 2021 through December 31, 2021	—	—	—	45
Total	—
(1) Does not include 31,144 shares of Verso common stock repurchased during the three months ended December 31, 2021 at an average price of $26.94 per share to meet participant tax withholding obligations on restricted stock units that vested during the quarter.

Performance Graph

The following performance graph and related information shall not be deemed “soliciting material” or “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act or the Exchange Act except to the extent that it is specifically incorporated by reference into such filing.

The following graph compares the cumulative total shareholder return of our common stock with the cumulative total return of the Russell 2000 Index and a peer group index(1) for the period December 31, 2016 through December 31, 2021. The graph assumes that $100 was invested in our common stock, the Russell 2000 Index and the peer group index at the close of business on December 31, 2016, and that all dividends were reinvested. Shareholder returns over the indicated period should not be considered indicative of future returns.

	Verso Corporation	Peer Group(1)	Russell 2000
December 30, 2016	$100.00	$100.00	$100.00
December 29, 2017	247.46	122.86	113.14
December 31, 2018	315.49	94.44	99.37
December 31, 2019	253.94	122.97	122.94
December 31, 2020	169.30	136.32	145.52
December 31, 2021	380.56	145.30	165.45
(1)The peer group index includes companies in a similar industry which were used by Verso for compensation decisions in 2021. The peer group index includes: Clearwater Paper Corporation, P.H. Glatfelter Company, Graphic Packaging Holding Company, Greif, Inc., Neenah Paper, Inc., Packaging Corporation of America, Resolute Forest Products Inc., Schweitzer-Mauduit International, Inc. and Sonoco Products Company. In 2021, Domtar Corporation was acquired by another company. As such, Domtar Corporation is no longer used by Verso for compensation decisions and was removed from the peer group index for the periods presented above.

Item 6.  [Reserved]

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

As of the date of this report, we operate three paper machines at our mill in Escanaba, Michigan and one paper machine and one NBHK pulp machine at our mill in Quinnesec, Michigan. The mills have an aggregate annual production capacity of approximately 1,400,000 tons of paper and NBHK pulp. In 2019, we shut down our paper mill in Luke, Maryland. In 2020, we sold our mills located in Jay, Maine and Stevens Point, Wisconsin, and indefinitely idled our mills in Duluth, Minnesota and Wisconsin Rapids, Wisconsin, but continue to operate the sheeting facility at our Wisconsin Rapids mill to convert paper produced at our Michigan mills to sheets for the commercial print market.

Financial Overview

Net sales for the year ended December 31, 2021 declined by $81 million or 6% compared to the prior year, as a result of a significant decline in sales volume partially offset by greatly improved price/mix. Strong market conditions fueled favorable price/mix of $129 million, which was more than offset by a volume decrease of $210 million, or 15%, primarily related to our sold Duluth, Androscoggin and Stevens Point mills and idled Wisconsin Rapids mill. Total company sales volume was down from 1,674 thousand tons during the year ended December 31, 2020, to 1,407 thousand tons during the same period of the current year, primarily attributable to our sold Duluth, Androscoggin and Stevens Point mills and idled Wisconsin Rapids mill.

Recent Developments

Agreement and Plan of Merger

For information regarding our pending Merger with BillerudKorsnäs and the Merger Agreement, see Note 2 to the Consolidated Financial Statements.

Sale of Duluth Mill

On May 13, 2021, Verso Minnesota Wisconsin LLC, an indirect wholly owned subsidiary of Verso, entered into an asset purchase agreement with ST Paper 1, LLC and sold all of the assets primarily related to our Duluth Mill located in Duluth, Minnesota for $7 million in cash less costs to sell of $1 million. The sale, including related sale costs, resulted in a loss of $3 million included in Other operating (income) expense on the Consolidated Statement of Operations for the year ended December 31, 2021.

Wisconsin Rapids Mill

On February 8, 2021, we decided to permanently shut down the No. 14 paper machine and certain other long-lived assets at our paper mill in Wisconsin Rapids, Wisconsin, while continuing to explore viable and sustainable alternatives with the remaining assets, including our converting operations, No. 16 paper machine and other remaining long-lived assets. This decision permanently reduced our total annual production capacity by 185,000 tons of coated paper. In connection with the permanent shutdown of the No. 14 paper machine and certain other long-lived assets, we recognized $84 million of accelerated depreciation which is included in Depreciation and amortization on the Consolidated Statement of Operations for the year ended December 31, 2021. In addition, we recognized $8 million in charges associated with the write-off of property, plant and equipment and spare parts and inventory which is included in Restructuring charges on the Consolidated Statement of Operations for the year ended December 31, 2021.

Luke Mill Equipment and Other Asset Sales

On August 1, 2020, we entered into an equipment purchase agreement with Halkali Kagit Karton Sanayi ve Tic. A.S., a company organized under the laws of Turkey, whereby we agreed to sell, and the buyer agreed to purchase, certain equipment at our Luke Mill, primarily including two paper machines. The purchase price was $11 million in cash due at various milestones, all of which had been received as of December 31, 2021. We determined that the control over the use of the acquired assets had transferred to the purchaser in June 2021 and correspondingly recognized the sale of the two paper machines and related assets at that time.

COVID-19 Pandemic

The COVID-19 pandemic has impacted our operations and financial results since the first quarter of 2020 and continues to have an impact on us. We serve as an essential manufacturing business and, as a result, we have continued to be operational during the pandemic in order to meet the ongoing needs of our customers, including those in other essential business sectors, which provide food, medical and hygiene products needed in a global health crisis. However, the guidelines and orders enacted by federal, state and local governments in 2020 impacted demand from retailers, political campaigns, and sports and entertainment events, driving reduced purchases of printed materials and substantially impacting our graphic paper business.

There continue to be significant uncertainties associated with the COVID-19 pandemic, including with respect to the resurgence of new and more contagious variants of the virus; the efficacy of the vaccines introduced to combat the virus and the public acceptance of such vaccines; and the impact of COVID-19 on economic conditions, including with respect to labor market conditions, economic activity, consumer behavior, supply chain shortages and disruptions and inflationary pressure; all of which could have a material impact on our business, financial position, results of operations and cash flows.

While we cannot reasonably estimate the full impact of COVID-19 on our business, financial position, results of operations and cash flows, we saw our sales, volume and prices continue to recover during 2021.

Share Repurchases and Outstanding Authorization

On February 26, 2020, our Board of Directors authorized up to $250 million of net proceeds from the Pixelle Sale to be used to repurchase outstanding shares of our common stock. In conjunction with the declaration of the special cash dividend of $3.00 per share, for an aggregate of $101 million, on August 5, 2020, our Board of Directors reduced the total amount of the share repurchase authorization from $250 million to $150 million. In addition, on May 13, 2021, we commenced a modified Dutch auction tender offer to purchase for cash shares of our common stock for an aggregate purchase price of not more than $55 million. The tender offer expired on June 10, 2021. Through the tender offer, we accepted for payment approximately 3.0 million shares at a purchase price of $18.10 per share for an aggregate purchase price of approximately $56 million, including fees and expenses. The shares purchased through the tender offer were immediately retired.

During the years ended December 31, 2020 and 2021, we purchased approximately 2.2 million and 1.3 million shares, respectively, of our common stock through open market purchases, the modified Dutch auction tender offer and 10b5-1 programs under the share repurchase authorization at a weighted average cost of $13.39 and $15.97 per share, respectively.

As of December 31, 2021, $45 million of the $150 million share repurchase authorization remained.

Return of Proceeds to Stockholders

In February 2020, we announced our intention to utilize no less than $225 million and up to $282 million of the net cash proceeds from the Pixelle Sale for the benefit of our stockholders. As of December 31, 2021, we have returned $225 million to our stockholders through a combination of share repurchases and special and quarterly cash dividends, including the modified Dutch auction tender offer in May 2021.

Warrants

In December 2021, after our announcement of the pending Merger with BillerudKorsnäs, certain warrant holders notified us of their request for the company to repurchase their warrants. During December 2021, we decided to repurchase and retire 0.8 million warrants at an average price of $11.67, for total consideration of $10 million.

As of December 31, 2021, 1.0 million warrants remained outstanding. From January 1, 2022 through the date of this report, we decided to repurchase and retire an additional 0.3 million warrants at an average price of $11.63 for total considerations of $3 million.

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

We reach our end-users through several channels, including merchants, brokers, printers and direct sales to end-users. We sell our products to approximately 200 customers which comprise approximately 900 end-user accounts. In 2021, our two largest customers, Central National-Gottesman and Veritiv Corporation, together accounted for 24% of our net sales.

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

Wood Pulp. We source bleached wood pulp from market producers to supplement fiber requirements at our mills. The primary pulp procured is NBSK. We expect weather events and imbalances in supply and demand to create volatility in prices for NBSK from time to time.

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

Our indirect wholly-owned subsidiary CWPCo has 33.3 megawatts of generating capacity on 39 generators located in five hydroelectric plants on the Wisconsin River. CWPCo is a regulated public utility that provides electricity to our Wisconsin Rapids facility, and a small number of industrial, light commercial and residential customers.

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

Depreciation and Amortization

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

Critical Accounting Policies

Our accounting policies are fundamental to understanding management’s discussion and analysis of financial condition and results of operations. Our Consolidated Financial Statements are prepared in conformity with accounting principles generally accepted in the United States of America, or “GAAP.” The preparation of the financial statements requires management to make certain judgments and assumptions in determining accounting estimates. Accounting estimates are considered critical if the estimate requires management to make assumptions about matters that were highly uncertain at the time the accounting estimate was made, and different estimates reasonably could have been used in the current period, or changes in the accounting estimate are reasonably likely to occur from period to period, that would have a material impact on the presentation of our financial condition, changes in financial condition or results of operations.

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

Pension

We offer various pension and retirement benefits to certain employees. Our defined benefit pension plan is frozen to new entrants. The calculation of the obligations and related expenses under the plan requires the use of actuarial valuation methods and assumptions, including the expected long-term rate of return on plan assets, discount rates and changes in mortality rates. The table below shows assumptions used by us for the periods shown:

	Year Ended December 31,	Nine months ended September 30,	Three months ended December 31,	Year Ended December 31,
	2019	2020	2020	2021
Weighted average assumptions used to determine benefit obligations as of end of period:
Discount rate	3.11%	2.71%	2.57%	2.89%
Weighted average assumptions used to determine net periodic pension cost for the period:
Discount rate	4.17%	3.11%	2.71%	2.57%
Expected long-term return on plan assets	7.00%	6.50%	6.50%	6.20%
Cash balance interest credit rate	4.49%	4.33%	4.33%	3.32%

We evaluate the actuarial assumptions annually as of December 31 (the measurement date), unless a significant event occurs during the year requiring a remeasurement (such as a plan amendment, settlement, or curtailment). We consider changes in these long-term factors based upon market conditions and the requirements of Accounting Standards Codification, or “ASC,” Topic 715, Compensation—Retirement Benefits. These assumptions are used to calculate benefit obligations as of December 31 of the current year and pension expense to be recorded for the following year. The discount rate assumption reflects the yield on a portfolio of high quality fixed-income instruments that have a similar duration to the plan’s liabilities. The expected long-term rate of return assumption reflects the average return expected on the assets invested to provide for the plan’s liabilities.

Actuarial valuations and assumptions used in the determination of future values of plan assets and liabilities are subject to management judgment and may differ significantly if different assumptions are used. The following table highlights the sensitivity of our pension obligations and 2022 net periodic pension cost (income) to changes in these assumptions, assuming all other assumptions remain constant.

	Impact on 2022 Net Periodic	Impact on Pension
Change in Assumption	Pension Cost (Income)	Benefit Obligation
0.25 percentage point decrease in discount rate	Decrease $3 million	Increase $39 million
0.25 percentage point increase in discount rate	Increase $3 million	Decrease $37 million
0.25 percentage point decrease in expected rate of return on assets	Increase $3 million
0.25 percentage point increase in expected rate of return on assets	Decrease $3 million

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

In determining the recoverability of deferred tax assets, we give consideration to all available positive and negative evidence including reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial operations. We place the most weight to historical earnings and we consider three years of cumulative income or loss. In addition, we have reflected increases and decreases in our valuation allowance based on the overall weight of positive versus negative evidence on a jurisdiction by jurisdiction basis.

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

	Year Ended December 31,
(Dollars in millions)	2019	2020	2021
Net sales	$2,444	$1,359	$1,278
Costs and expenses:
Cost of products sold (exclusive of depreciation and amortization)	2,138	1,334	1,062
Depreciation and amortization	183	153	154
Selling, general and administrative expenses	104	77	76
Restructuring charges	52	12	23
Other operating (income) expense	4	(89)	(8)
Operating income (loss)	(37)	(128)	(29)
Interest expense	2	1	2
Other (income) expense	(18)	(19)	(25)
Income (loss) before income taxes	(21)	(110)	(6)
Income tax expense (benefit)	(91)	(9)	(3)
Net income (loss)	$70	$(101)	$(3)

2021 Compared to 2020

Net sales. Net sales for the year ended December 31, 2021 declined by $81 million or 6% compared to the year ended December 31, 2020, attributable to favorable price/mix of $129 million, which was more than offset by a decrease in sales of $210 million, or 15%, primarily related to our sold Duluth, Androscoggin and Stevens Point mills and idled Wisconsin Rapids mill. Total company sales volume was down from 1,674 thousand tons during the year ended December 31, 2020, to 1,407 thousand tons during 2021, primarily attributable to our sold Duluth, Androscoggin and Stevens Point mills and idled Wisconsin Rapids mill.

Operating income (loss). Operating loss was $29 million for the year ended December 31, 2021, an improvement of $99 million when compared to operating loss of $128 million for the year ended December 31, 2020.

Our operating results for the year ended December 31, 2021 were positively impacted by:
•Favorable price/mix of $129 million driven by price increase realization across all grades, including pulp
•Improved operating income of $34 million resulting from the conversion to our current two mill system
•Lower net operating expenses of $78 million primarily driven by lower closed/idled mill spend, as well as lower wood cost, improved performance and cost reduction initiatives across our mill system
•Lower planned major maintenance costs of $7 million driven by reduced scope
•Lower Selling, general and administrative expenses of $1 million driven primarily by cost savings in connection with the sale of the two specialty mills in 2020, offset by higher incentive expense and Merger Agreement costs in 2021

Our operating results for the year ended December 31, 2021 were negatively impacted by:
•Lower sales volume resulting in a decrease of $6 million in net operating income
•Inflationary costs of $51 million driven by purchased pulp, latex, energy and freight
•Higher depreciation expense of $1 million due primarily to $84 million in accelerated depreciation at our Wisconsin Rapids Mill in 2021, partially offset by $65 million in accelerated depreciation associated with the closure of our

Duluth Mill in December 2020 and approximately $16 million of nonrecurring depreciation associated with these events
•Higher Restructuring charges of $11 million primarily associated with the permanent shutdown of our Duluth Mill in December 2020 and the No. 14 paper machine and certain other long-lived assets at our Wisconsin Rapids Mill in February 2021
•Lower other operating income of $81 million, primarily as a result of the $94 million gain on the sale of our Androscoggin and Stevens Point mills in 2020, partially offset by $6 million in insurance recoveries in 2021, associated with a 2019 insurance claim at our Quinnesec Mill

Other (income) expense.  Other income for the year ended December 31, 2021 and 2020 includes income of $25 million and $20 million, respectively, associated primarily with the non-operating components of net periodic pension cost (income).

Income tax expense (benefit).  Income tax benefit of $3 million for the year ended December 31, 2021 reflects estimated tax benefit for the period. Income tax benefit of $9 million for the year ended December 31, 2020 primarily reflects estimated tax benefit for the period, partially offset by $9 million of additional valuation allowance recognized against state tax credits. The year ended December 31, 2020 includes $7 million of income tax expense related to the year ended December 31, 2019. This resulted from recording an adjustment for the federal tax effect on deferred tax assets for state net operating losses and state tax credits established in 2019 without a federal tax effect.

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

Operating income (loss). Operating loss was $128 million for the year ended December 31, 2020 compared to operating loss of $37 million for the year ended December 31, 2019.

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
•Unfavorable price/mix of $123 million

•Lower sales volume resulting in a decrease of $131 million in net operating income, driven by the impact of the COVID-19 pandemic, the closure of our Luke Mill in June 2019, the sale of our Androscoggin and Stevens Point mills in February 2020 and the indefinite idling of our Duluth and Wisconsin Rapids mills in July 2020
•Higher net operating expenses of $84 million primarily driven by market downtime, costs incurred to idle our Duluth and Wisconsin Rapids mills, severance costs and an extension of the planned outage at our Quinnesec Mill, partially offset by cost reduction initiatives across our mill system, reduced corporate overhead and union ratification expense for signing bonuses and for the settlement of various work arrangement issues in 2019 that did not recur in 2020

Other (income) expense. Other income for the year ended December 31, 2020 and December 31, 2019 included income of $20 million and $18 million, respectively, associated with the non-operating components of net periodic pension cost (income).

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

The following table reconciles Net income (loss) to EBITDA and Adjusted EBITDA for the periods presented:

	Year Ended December 31,
(Dollars in millions)	2019	2020	2021
Net income (loss)	$70	$(101)	$(3)
Income tax expense (benefit)	(91)	(9)	(3)
Interest expense	2	1	2
Depreciation and amortization	183	153	154
EBITDA	$164	$44	$150
Adjustments to EBITDA:
Restructuring charges (1)	52	12	23
Luke Mill post-closure costs (2)	9	15	9
Noncash equity award compensation (3)	12	5	5
Gain on Sale of Androscoggin/Stevens Point Mills (4)	—	(94)	—
Loss on Sale of Duluth Mill (5)	—	—	3
Duluth and Wisconsin Rapids mills idle/post-closure costs (6)	—	37	20
(Gain) loss on sale or disposal of assets (7)	2	4	(1)
Other severance costs (8)	4	18	4
Strategic initiatives costs (9)	6	—	—
Stockholders proxy solicitation costs (10)	1	4	—
Merger related costs (11)	—	—	6
Other items, net (12)	1	2	4
Adjusted EBITDA (13)	$251	$47	$223

(1)     For 2019, charges are associated with the closure of our Luke Mill in June 2019. For 2020, charges are associated with the closure of our Luke Mill and the closure of our Duluth Mill in December 2020. For 2021, charges are associated with the closure of our Luke Mill, the closure of our Duluth Mill and of the No. 14 paper machine and certain other long-lived assets at our Wisconsin Rapids Mill in February 2021.
(2)     Costs recorded after the permanent shutdown of our Luke Mill that are not associated with product sales or restructuring activities, including costs relating to the ongoing environmental remediation and monitoring efforts.
(3)     Amortization of noncash incentive compensation.
(4) Gain on the sale of outstanding membership interests in Verso Androscoggin, LLC in February 2020, which included our Androscoggin Mill and Stevens Point Mill.
(5) Loss on the sale of our Duluth Mill in May 2021.
(6) Idle/post-closure costs associated with our Duluth and Wisconsin Rapids mills that are not associated with product sales or restructuring activity.
(7)     Realized (gain) loss on the sale or disposal of assets.
(8)     Severance and related benefit costs not associated with restructuring activities.
(9)    Professional fees and other charges associated with our strategic alternatives initiative, including certain costs incurred in 2019 related to the Pixelle Sale.
(10) Costs incurred in connection with the stockholders proxy solicitation contest.
(11) Professional fees and other charges associated with Merger related activity, including the Merger Agreement entered on December 19, 2021 with BillerudKorsnäs.
(12)    For 2019 and 2020, other miscellaneous adjustments. For 2021, professional fees and other changes associated with strategic matters and other miscellaneous adjustments.
(13)    Adjusted EBITDA for 2019 and 2020, includes $13 million of income and $1 million of expense, respectively, related to pension settlements (see Note 13 to our Consolidated Financial Statements).

Liquidity and Capital Resources

Sources and Uses of Cash

Our principal cash requirements in both the short term and long term typically include ongoing operating costs for working capital needs, capital expenditures for maintenance and strategic investments in our mills, payment of dividends, and pension contributions. In the past year, we have also used cash for share purchases, including a tender offer, and to repurchase certain warrants associated with the pending Merger with BillerudKorsnäs. We believe our cash and cash equivalents at December 31, 2021, future cash generated from operations and, to the extent necessary, the availability under our ABL Facility (as defined below) will be sufficient to meet our principal cash requirements for at least the next twelve months. While changes in these ongoing operating costs can impact operating cash generation, we believe that our planning and strategies on pricing and cost control have resulted in our improved liquidity in recent years. We also utilize factoring of accounts receivable from time to time (for example, discounted accelerated payment programs sponsored by customers) as an alternative source of funds when cost is favorable to our ABL Facility or due to other considerations. Our ability to sustain our working capital position is subject to a number of risks that we discuss in “Part I, Item 1A, Risk Factors.” As of December 31, 2021, we had cash and cash equivalents of $172 million while the outstanding balance of our ABL Facility was zero, with $21 million issued in letters of credit and $103 million available for future borrowings.

Share Repurchases and Outstanding Authorization

On February 26, 2020, our Board of Directors authorized up to $250 million of net proceeds from the Pixelle Sale to be used to repurchase outstanding shares of our common stock. In conjunction with the declaration of the special cash dividend of $3.00 per share, for an aggregate of $101 million, on August 5, 2020, our Board of Directors reduced the total amount of the share repurchase authorization from $250 million to $150 million. In addition, on May 13, 2021, we commenced a modified Dutch auction tender offer to purchase for cash shares of our common stock for an aggregate purchase price of not more than $55 million. The tender offer expired on June 10, 2021. Through the tender offer, we accepted for payment approximately 3.0 million shares at a purchase price of $18.10 per share for an aggregate purchase price of approximately $56 million, including fees and expenses. The shares purchased through the tender offer were immediately retired.

During the years ended December 31, 2020 and 2021, we purchased approximately 2.2 million and 1.3 million shares, respectively, of our common stock through open market purchases, a modified Dutch auction tender offer and 10b5-1 programs under the share repurchase authorization at a weighted average cost of $13.39 and $15.97 per share, respectively.

As of December 31, 2021, $45 million of the $150 million share repurchase authorization remained.

Warrants

In December 2021, after our announcement of the pending Merger with BillerudKorsnäs, certain warrant holders notified us of their request for the company to repurchase their warrants. During December 2021, we decided to repurchase and retire 0.8 million warrants at an average price of $11.67, for total consideration of $10 million.

As of December 31, 2021, 1.0 million warrants remained outstanding. From January 1, 2022 through the date of this report, we decided to repurchase and retire an additional 0.3 million warrants at an average price of $11.63 for total considerations of $3 million.

Dividends

We initiated a $0.10 per share quarterly dividend starting in the second quarter of 2020. See Note 2 and Note 14 to our Consolidated Financial Statements for further information.

Our Board of Directors declared the following dividends in 2021:

Quarter	Date Declared	Date of Record	Date Paid	Amount
1st	February 5	March 18	March 29	$0.10
2nd	May 7	June 17	June 29	$0.10
3rd	August 6	September 17	September 28	$0.10
4th	November 4	December 17	December 29	$0.10

Pursuant to the terms of the Merger Agreement, we will not pay a cash dividend for the first quarter ending March 31, 2022. The Merger Agreement permits us to resume paying regular quarterly cash dividends commencing in the second quarter ending June 30, 2022 in an amount not to exceed $0.10 per share and consistent with our past practice in terms of the timing of declaration and payment of such dividends.

Pension Plan Obligation

In 2022, we expect to make cash contributions to the pension plan of $21 million (see Note 13 to our Consolidated Financial Statements).

Other Material Cash Requirements

The following table reflects our payments in connection with contractual obligations as of :

		Payments Due by Period
(Dollars in millions)	Total	2022	2023-2024	2025-2026	Thereafter
Operating leases(1)	$9	$4	$5	$—	$—
Finance leases	4	1	3	—	—
Purchase obligations(2)	16	8	7	1	—
Other long-term obligations(3)	30	4	10	3	13
Total	$59	$17	$25	$4	$13
(1)     The payments of $1 million for short-term leases are excluded from this table (see Note 9 to our Consolidated Financial Statements).
(2)     Unconditional purchase obligations in the ordinary course of business for the purchase of certain raw materials, energy and services.
(3)     Primarily consists of asset retirement obligations, employee related obligations and deferred compensation (see Note 11 to our Consolidated Financial Statements). Pension benefit obligation has been excluded from the table above (see Note 13 to our Consolidated Financial Statements).

Cash Flows

Our cash flows from operating, investing and financing activities, as reflected in the accompanying Consolidated Statements of Cash Flows, are summarized in the following table.

	Year Ended December 31,
(Dollars in millions)	2019	2020	2021
Net cash provided by (used in):
Operating activities	$125	$(62)	$180
Investing activities	(104)	303	(42)
Financing activities	(5)	(146)	(103)
Change in cash and cash equivalents and restricted cash	$16	$95	$35

Operating Activities

Our operating cash flow requirements are primarily for salaries and benefits, the purchase of raw materials including wood fiber, wood pulp, chemicals and energy, and other expenses such as maintenance and warehousing costs. In 2021, our net cash provided by operating activities of $180 million primarily reflects noncash depreciation and amortization of $154 million, noncash restructuring charges of $11 million and cash provided by working capital related changes of $65 million, partially offset by a net loss of $3 million, noncash pension income of $23 million and pension plan contributions of $25 million. The net cash provided from working capital related changes was primarily attributable to reductions in finished goods inventory levels.

In 2020, our net cash used in operating activities of $62 million primarily reflects a net loss of $101 million adjusted for noncash pension income of $16 million, pension plan contributions of $49 million, gain on Sale of Androscoggin/Stevens Point Mills of $94 million and deferred taxes of $9 million, partially offset by noncash depreciation and amortization of $153 million, $5 million of noncash restructuring charges related to the closure of our Duluth Mill, $5 million of equity award expense and cash provided by working capital related changes of $40 million. The net cash provided from working capital related changes was primarily attributable to collections on our accounts receivable and reductions in finished goods inventory levels, partially offset by payments that reduced our accounts payable and accrued liabilities.

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

Investing Activities
In 2021, our net cash used in investing activities of $42 million consisted primarily of $66 million of capital expenditures, partially offset by $10 million in deposits and net proceeds recognized from the sale of Luke Mill equipment, $6 million in proceeds from insurance recoveries and $6 million in net proceeds from the sale of our Duluth Mill.
In 2020, our net cash provided by investing activities of $303 million consisted primarily of $345 million in net proceeds from the sale of our Androscoggin and Stevens Point mills, partially offset by $48 million of capital expenditures.
In 2019, our net cash used in investing activities of $104 million consisted primarily of $105 million for capital expenditures.
Financing Activities

In 2021, our net cash used in financing activities of $103 million consisted primarily of $56 million in repurchases of our common stock, $12 million of cash dividends paid to stockholders, $10 million in repurchases of our warrants and $24 million in acquisition of treasury stock, consisting of $21 million of share repurchases and $3 million associated with the vesting of restricted stock units.

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

ABL Facility

Verso Paper maintains an asset-based revolving credit facility, or, as amended from time to time, our “ABL Facility.” On May 10, 2021, Verso Paper entered into the Third Amendment to the ABL Facility, or the “Third ABL Amendment” to the ABL Facility. As a result of the Third ABL Amendment, the ABL Facility provides for revolving commitments of $200 million, with a $75 million sublimit for letters of credit and a $20 million sublimit for swingline loans. The amount of borrowings and letters of credit available to Verso Paper pursuant to our ABL Facility is limited to the lesser of $200 million or an amount determined pursuant to a borrowing base ($124 million as of December 31, 2021). As of December 31, 2021, there were no borrowings outstanding under our ABL Facility, $21 million issued in letters of credit and $103 million available for future borrowings. Verso Paper may request one or more incremental revolving commitments in an aggregate principal amount up to the greater of (i) $75 million or (ii) the excess of the borrowing base over the revolving facility commitments of $200 million; however, the lenders are not obligated to increase the revolving commitments upon any such request. Availability under our ABL Facility is subject to customary borrowing conditions. Our ABL Facility will mature on February 6, 2024.

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

Our ABL Facility contains financial covenants requiring Verso, among other things, to maintain a minimum fixed charge coverage ratio if availability were to drop below prescribed thresholds. As of December 31, 2021, we were above the prescribed thresholds in our ABL Facility. Our ABL Facility also requires that certain payment conditions, as defined therein, are met in order for Verso to incur debt or liens, pay cash dividends, repurchase equity interest, prepay indebtedness, sell or dispose of assets and make investments in or merge with another company.

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

As of December 31, 2021, we were in compliance with the financial covenants in our ABL Facility.

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

We reach our end-users through several channels, including merchants, brokers, printers and direct sales to end-users. We sell our products to approximately 200 customers which comprise approximately 900 end-user accounts. In 2021, our largest two customers, Central National-Gottesman and Veritiv Corporation, together accounted for 24% of our net sales.

Interest Rates

As of December 31, 2021, we had no borrowings outstanding under our ABL Facility. Borrowings under our ABL Facility bear interest at a variable rate based on LIBOR or the Federal Funds Rate, in each case plus an applicable margin (see “Liquidity and Capital Resources - Credit Facilities” above for additional information).

An increase in interest rates would increase the costs of our variable rate debt obligations, if we were borrowing under our ABL Facility. While we may enter into agreements limiting our exposure to higher interest rates, any such agreements may not offer complete protection from this risk. In addition, certain tenors of LIBOR ceased publication on December 31, 2021 and other tenors of LIBOR will cease publication on June 30, 2023 (including overnight and one, three, six and 12 months). Despite this deferral, the LIBOR administrator has advised that no new contracts using U.S. dollar LIBOR should be entered into after December 31, 2021. In addition, pursuant to the Third ABL Amendment, certain modifications were made to the existing ABL Facility in order to, among other things, provide for determination of a benchmark replacement interest rate when LIBOR is no longer available, subject to the terms, and upon the satisfaction of conditions, specified therein.

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

Wood Pulp. We source bleached wood pulp from market producers to supplement fiber requirements at our mills. The primary pulp procured is NBSK. We expect weather events and imbalances in supply and demand to create volatility in prices for NBSK from time to time.

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

Item 8. Financial Statements and Supplementary Data

Verso Corporation
Consolidated Financial Statements

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of Verso Corporation’s internal control over financial reporting as of December 31, 2021, based upon the guidelines established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Verso Corporation’s internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America.

Based on the results of our evaluation, our management concluded that Verso Corporation’s internal control over financial reporting was effective as of December 31, 2021. We reviewed the results of management’s assessment with our Audit Committee.

The effectiveness of Verso Corporation’s internal control over financial reporting as of December 31, 2021, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their attestation report which appears below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Verso Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Verso Corporation and subsidiaries (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America or International Financial Reporting Standards as issued by the International Accounting Standards Board.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2022, expressed an unqualified opinion on the Company's internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the US federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

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

Defined Benefit Plan Assets—Hedge Fund and Private Equity Fund Valuation—Refer to Note 1 and Note 13 to the financial statements

Critical Audit Matter Description

The fair values of defined benefit plan assets in hedge funds and private equity funds are estimated using the net asset value (NAV) per share and total $84 million as of December 31, 2021. To derive the estimated NAV per share, various methodologies are utilized, including, but not limited to, proprietary estimation models, quoted market prices, and third-party valuations for underlying securities within the investments; evaluation of contributions, distributions, interest, dividends, and management fees; as well as evaluation of the general market conditions and their correlation and impact on the investments.

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

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the valuation of the defined benefit plan’s hedge fund and private equity fund investments included the following, among others:

•We tested the design, implementation and operating effectiveness of the Company’s controls over the valuation of the defined benefit plan’s hedge fund and private equity fund investments as of December 31, 2021.

•We performed a retrospective review in which we compared the estimated fair value recorded by the Company in the December 31, 2020 financial statements, to the actual fair value of the defined benefit plan’s hedge fund and private equity fund (using the per share NAV disclosed in the fund’s subsequently issued audited financial statements) to evaluate the appropriateness of management’s estimation process.

•We evaluated management’s ability to accurately estimate the fair value of hedge fund and private equity fund investments by performing a review of purchases and/or sales of hedge funds and private equity funds, initiated by the Company, that occurred close to December 31, 2021 (when available), taking those traded values into account as well as changes in market conditions between the observable transaction date and December 31, 2021.

•We rolled forward the valuation from each hedge fund or private equity fund’s most recently audited financial statements to December 31, 2021. This roll forward procedure included consideration of the Company’s transactions in the fund during the period as well as an estimate of the fund’s returns based on an appropriate benchmark or index. We then compared our independent fund valuation estimate to the December 31, 2021 balance recorded by the Company.

/s/ DELOITTE & TOUCHE LLP

Dayton, Ohio
February 28, 2022

We have served as the Company's auditor since 2006.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Verso Corporation

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Verso Corporation and subsidiaries (the “Company”) as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2021, of the Company and our report dated February 28, 2022, expressed an unqualified opinion on those financial statements.

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

/s/ DELOITTE & TOUCHE LLP

Dayton, Ohio
February 28, 2022

VERSO CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,
(Dollars in millions, except per share amounts)	2020	2021
ASSETS
Current assets:
Cash and cash equivalents	$137	$172
Accounts receivable, net	83	106
Inventories	224	127
Assets held for sale	17	3
Prepaid expenses and other assets	5	7
Total current assets	466	415
Property, plant and equipment, net	613	523
Deferred tax assets	122	85
Intangibles and other assets, net	44	32
Total assets	$1,245	$1,055
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$80	$99
Accrued and other liabilities	92	68
Current maturities of long-term debt and finance leases	1	1
Total current liabilities	173	168
Long-term debt and finance leases	4	3
Pension benefit obligation	350	148
Other long-term liabilities	34	37
Total liabilities	561	356
Commitments and contingencies (Note 17)
Equity:
Preferred stock -- par value $0.01 (50,000,000 shares authorized, no shares issued)	—	—
Common stock -- par value $0.01 (210,000,000 Class A shares authorized with 35,877,533 shares issued and 33,133,649 outstanding on December 31, 2020 and 33,374,336 shares issued and 29,144,507 outstanding on December 31, 2021; 40,000,000 Class B shares authorized with no shares issued and outstanding on December 31, 2020 and December 31, 2021)	—	—
Treasury stock -- at cost (2,743,884 shares on December 31, 2020 and 4,229,829 shares on December 31, 2021)	(39)	(63)
Paid-in-capital (including Warrants of $10 million on December 31, 2020 and $6 million on December 31, 2021)	705	645
Retained deficit	(42)	(57)
Accumulated other comprehensive income	60	174
Total equity	684	699
Total liabilities and equity	$1,245	$1,055

See Notes to Consolidated Financial Statements.

VERSO CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(Dollars in millions, except per share amounts)	2019	2020	2021
Net sales	$2,444	$1,359	$1,278
Costs and expenses:
Cost of products sold (exclusive of depreciation and amortization)	2,138	1,334	1,062
Depreciation and amortization	183	153	154
Selling, general and administrative expenses	104	77	76
Restructuring charges	52	12	23
Other operating (income) expense	4	(89)	(8)
Operating income (loss)	(37)	(128)	(29)
Interest expense	2	1	2
Other (income) expense	(18)	(19)	(25)
Income (loss) before income taxes	(21)	(110)	(6)
Income tax expense (benefit)	(91)	(9)	(3)
Net income (loss)	$70	$(101)	$(3)
Income (loss) per common share:
Basic	$2.03	$(2.95)	$(0.09)
Diluted	2.00	(2.95)	(0.09)
Weighted average common shares outstanding (in thousands):
Basic	34,625	34,232	30,869
Diluted	35,134	34,232	30,869

See Notes to Consolidated Financial Statements.

VERSO CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
(Dollars in millions)	2019	2020	2021
Net income (loss)	$70	$(101)	$(3)
Other comprehensive income (loss), net of tax
Defined benefit pension plan:
Pension liability adjustment, net	2	(62)	114
Other comprehensive income (loss), net of tax	2	(62)	114
Comprehensive income (loss)	$72	$(163)	$111

See Notes to Consolidated Financial Statements.

VERSO CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

	Class A		Class B
(Dollars in millions, shares in thousands)	Common Shares	Common Stock	Common Shares	Common Stock	Treasury Shares	Treasury Stock	Paid-in- Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity (Deficit)
Balance - December 31, 2018	34,570	$—	—	$—	86	$(2)	$686	$102	$120	$906
Net income (loss)	—	—	—	—	—	—	—	70	—	70
Other comprehensive income (loss), net	—	—	—	—	—	—	—	—	2	2
Treasury shares	—	—	—	—	159	(3)	—	—	—	(3)
Common stock issued for restricted stock	379	—	—	—	—	—	—	—	—	—
Equity award expense	—	—	—	—	—	—	12	—	—	12
Balance - December 31, 2019	34,949	$—	—	$—	245	$(5)	$698	$172	$122	$987
Net income (loss)	—	—	—	—	—	—	—	(101)	—	(101)
Other comprehensive income (loss), net	—	—	—	—	—	—	—	—	(62)	(62)
Treasury shares	—	—	—	—	2,499	(34)	—	—	—	(34)
Common stock issued for restricted stock	929	—	—	—	—	—	—	—	—	—
Dividends and dividend equivalents declared	—	—	—	—	—	—	2	(113)	—	(111)
Equity award expense	—	—	—	—	—	—	5	—	—	5
Balance - December 31, 2020	35,878	$—	—	$—	2,744	$(39)	$705	$(42)	$60	$684
Net income (loss)	—	—	—	—	—	—	—	(3)	—	(3)
Other comprehensive income (loss), net	—	—	—	—	—	—	—	—	114	114
Treasury shares	—	—	—	—	1,486	(24)	—	—	—	(24)
Common stock issued for restricted stock and other awards	536	—	—	—	—	—	1	—	—	1
Dividends and dividend equivalents declared	—	—	—	—	—	—	—	(12)	—	(12)
Repurchase of common stock	(3,040)	—	—	—	—	—	(56)	—	—	(56)
Repurchase of warrants	—	—	—	—	—	—	(10)	—	—	(10)
Equity award expense	—	—	—	—	—	—	5	—	—	5
Balance - December 31, 2021	33,374	$—	—	$—	4,230	$(63)	$645	$(57)	$174	$699

See Notes to Consolidated Financial Statements.

VERSO CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(Dollars in millions)	2019	2020	2021
Cash Flows From Operating Activities:
Net income (loss)	$70	$(101)	$(3)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	183	153	154
Noncash restructuring charges	20	5	11
Net periodic pension cost (income)	(14)	(16)	(23)
Pension plan contributions	(42)	(49)	(25)
Amortization of debt issuance cost	1	—	1
Gain on Sale of Androscoggin/Stevens Point Mills	—	(94)	—
Loss on Sale of Duluth Mill	—	—	3
Equity award expense	12	5	5
(Gain) loss on sale or disposal of assets	2	4	1
Gain on insurance recoveries	—	—	(6)
Deferred taxes	(91)	(9)	(3)
Changes in assets and liabilities:
Accounts receivable, net	44	32	(23)
Inventories	(7)	79	92
Prepaid expenses and other assets	5	(2)	2
Accounts payable	(34)	(64)	13
Accrued and other liabilities	(24)	(5)	(19)
Net cash provided by (used in) operating activities	125	(62)	180
Cash Flows From Investing Activities:
Proceeds from sale of assets	1	6	2
Capital expenditures	(105)	(48)	(66)
Net proceeds from Sale of Duluth Mill	—	—	6
Proceeds from insurance recoveries	—	—	6
Recognition of deposits and net proceeds from sale of Luke Mill equipment	—	—	10
Net proceeds from Sale of Androscoggin/Stevens Point Mills	—	345	—
Net cash provided by (used in) investing activities	(104)	303	(42)
Cash Flows From Financing Activities:
Borrowings on ABL Facility	428	36	—
Payments on ABL Facility	(428)	(36)	—
Principal payment on finance lease obligations	(1)	(1)	(1)
Repurchase of warrants	—	—	(10)
Repurchase of common stock	—	—	(56)
Acquisition of treasury stock	(3)	(34)	(24)
Dividends paid to stockholders	—	(111)	(12)
Debt issuance costs	(1)	—	—
Net cash provided by (used in) financing activities	(5)	(146)	(103)
Change in Cash and cash equivalents and restricted cash	16	95	35
Cash and cash equivalents and restricted cash at beginning of period	28	44	139
Cash and cash equivalents and restricted cash at end of period	$44	$139	$174
Supplementary cash flow disclosures:
Total interest paid	$2	$1	$1
Total income taxes paid	3	—	—
Noncash investing and financing activities:
Right of use assets recorded upon adoption of ASC 842	24	—	—
Right of use assets obtained in exchange for new finance lease liabilities	8	1	1
Right of use assets obtained in exchange for new capitalized operating lease liabilities	2	8	1
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

Nature of Business — Verso is a producer of graphic paper, specialty paper, packaging paper and Northern Bleached Hardwood Kraft, or “NBHK,” pulp. These products are used primarily in media, marketing applications and commercial printing applications. Uses include catalogs, magazines, high-end advertising brochures, direct-mail advertising, and specialty applications, such as labeling and other special applications. NBHK pulp is used to manufacture printing, writing and specialty paper grades, tissue and other products. Verso operates in the pulp and paper market segments primarily in North America (see Note 18).

Sale of Androscoggin Mill and Stevens Point Mill — On November 11, 2019, Verso and Verso Paper entered into a membership interest purchase agreement, or the “Purchase Agreement,” with Pixelle Specialty Solution LLC, or “Pixelle,” whereby Verso and Verso Paper agreed to sell to Pixelle, or the “Pixelle Sale,” or "Sale of Androscoggin/Stevens Point Mills," all of the outstanding membership interests in Verso Androscoggin, LLC an indirect wholly owned subsidiary of Verso and the entity that, as of the closing date of the Pixelle Sale, held all the assets primarily related to Verso’s Androscoggin Mill located in Jay, Maine, and Verso’s Stevens Point Mill, located in Stevens Point, Wisconsin. The transaction was approved by Verso’s stockholders on January 31, 2020 and closed on February 10, 2020 (see Note 5). As consideration for the Pixelle Sale, Verso received $352 million in cash, which reflected certain adjustments related to our estimates of cash, indebtedness and working capital of Verso Androscoggin, LLC and Pixelle assumed $37 million of Verso’s unfunded pension liabilities, which reflected certain adjustments in connection with the completed transfer of the unfunded pension liabilities during the year ended December 31, 2020. The Pixelle Sale reduced the aggregate annual production capacity of Verso’s mills by approximately 660,000 tons. The Androscoggin and Stevens Point mills together represented approximately 22% of Verso’s revenues for the year ended December 31, 2019.

Duluth Mill and Wisconsin Rapids Mill — On June 9, 2020, Verso announced plans to indefinitely idle its mills in Duluth, Minnesota and Wisconsin Rapids, Wisconsin, while exploring viable and sustainable alternatives for both mills including restarting, selling or permanently closing one or both mills. Verso’s decision to reduce its production capacity was driven by the accelerated decline in graphic paper demand, primarily resulting from the COVID-19 pandemic. The production capacity of the Duluth Mill was approximately 270,000 tons of supercalendered/packaging paper and the production capacity of the Wisconsin Rapids Mill is approximately 540,000 tons of coated and packaging paper. Verso idled production at the Duluth Mill on July 1, 2020 and at the Wisconsin Rapids Mill on July 27, 2020. In the third quarter of 2020, Verso recognized $3 million in severance and benefit costs, included in Costs of products sold, associated with the idling of our Duluth Mill and in fourth quarter of 2020, Verso recognized $5 million in severance and benefit costs, included in Costs of products sold, associated with the idling of the Wisconsin Rapids Mill. On December 31, 2020, Verso decided to permanently shut down the Duluth Mill, which was subsequently sold on May 13, 2021 (see Note 5). On February 8, 2021, Verso decided to permanently shut down the No. 14 paper machine and certain other long-lived assets at the Wisconsin Rapids Mill. Verso continues to operate the facility at the Wisconsin Rapids Mill to convert paper produced at the Quinnesec and Escanaba mills to sheets for the commercial print market. See Note 15 for additional information.

COVID-19 Pandemic — The COVID-19 pandemic has impacted Verso’s operations and financial results since the first quarter of 2020 and continues to have an impact on the Company. Verso serves as an essential manufacturing business and, as a result, its mills have continued to be operational during the pandemic in order to meet the ongoing needs of its customers, including those in other essential business sectors, which provide food, medical and hygiene products needed in a global health crisis. However, the guidelines and orders enacted by federal, state and local governments in 2020 impacted demand from retailers, political campaigns, and sports and entertainment events, driving reduced purchases of printed materials and substantially impacting Verso’s graphic paper business.

There continues to be significant uncertainties associated with the COVID-19 pandemic, including with respect to the resurgence of new and more contagious variants of the virus; the efficacy of the vaccines introduced to combat the virus and the or public acceptance of such vaccines; and the impact of COVID-19 on economic conditions, including with respect to labor market conditions, economic activity, consumer behavior, supply chain shortages and disruptions and inflationary pressure; all of which could have a material impact on the Company’s business, financial position, results of operations and cash flows.

While Verso cannot reasonably estimate the full impact of COVID-19 on the business, financial position, results of operations and cash flows, the Company saw its sales, volume and prices continue to recover during 2021.

Basis of Presentation — This report contains the Consolidated Financial Statements of Verso as of December 31, 2020 and 2021, and for the years ended December 31, 2019, 2020 and 2021. Intercompany balances and transactions are eliminated in consolidation.

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

The following table presents the revenue disaggregated by product included in Net sales on the Consolidated Statements of Operations:

	Year Ended December 31,
(Dollars in millions)	2019	2020	2021
Paper	$2,224	$1,175	$1,118
Pulp	117	118	133
Packaging	103	66	27
Net sales	$2,444	$1,359	$1,278
The following table presents the revenue disaggregated by sales channel included in Net sales on the Consolidated Statements of Operations:

	Year Ended December 31,
(Dollars in millions)	2019	2020	2021
End-users and Converters	$1,119	$476	$402
Brokers and Merchants	936	641	664
Printers	389	242	212
Net sales	$2,444	$1,359	$1,278
Two customers together accounted for 25%, 33% and 24% of Verso’s net sales for the years ended December 31, 2019, 2020 and 2021, respectively.

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

Environmental Costs and Obligations — In accordance Accounting Standards Codification, or “ASC,” Asset Retirement and Environmental Obligations, and ASC Topic 450, Contingencies, costs associated with environmental obligations, such as remediation costs, are accrued when such costs are probable and reasonably estimable. Such accruals are adjusted as further information develops or circumstances change. The ultimate aggregate financial impact with respect to these matters is subject to many uncertainties and could be material, but management cannot reasonably estimate the total amount or range of potential liability and additional costs at this time (see Note 17).
Equity Compensation — Verso accounts for equity awards in accordance with ASC, Topic 718, Compensation – Stock Compensation. ASC Topic 718 requires employee equity awards to be accounted for under the fair value method. Accordingly, share-based compensation is measured at the grant date based on the fair value of the award. Verso uses the straight-line attribution method to recognize share-based compensation over the service period of the award. Restricted stock units generally vest over 1 to 4 years. Verso has elected to recognize forfeitures as an adjustment to compensation expense in the same period as they occur.

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

Fair Value of Financial Instruments — The carrying amounts for cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued and other liabilities approximate fair value due to the short maturity of these instruments. Verso determines the fair value of debt based on market information and a review of prices and terms available for similar obligations. See Note 10 and Note 13 for additional information regarding fair value.

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

Accounts Receivable — Verso maintains an allowance for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. Verso manages credit risk related to trade accounts receivable by continually monitoring the creditworthiness of customers to whom credit is granted in the normal course of business. Trade accounts receivable balances were $82 million and $106 million at December 31, 2020 and 2021, respectively. Two customers together accounted for 30% of accounts receivable as of December 31, 2020 and 2021.

Verso establishes allowance for doubtful accounts based upon factors surrounding the credit risks of specific customers, historical trends and other information. Based on this assessment, an allowance is maintained that represents what is believed to be ultimately uncollectible from such customers. The allowance for doubtful accounts was less than $1 million at both December 31, 2020 and 2021.

Verso has accounts receivable factoring arrangements with a third-party financial institution. These arrangements do not contain recourse provisions which would obligate Verso in the event of its customers’ failure to pay. Receivables are considered sold when they are transferred beyond the reach of Verso and its creditors, the purchaser has the right to pledge or exchange the receivables and Verso has surrendered control over the transferred receivables. For the year ended December 31, 2020, Verso incurred factoring fees of less than $1 million in connection with $78 million of accounts receivables sold without recourse. For the year ended December 31, 2021, Verso incurred factoring fees of less than $1 million in connection with $62 million of accounts receivables sold without recourse. These fees were included in Other operating (income) expense on the Consolidated Statements of Operations.

Inventories and Replacement Parts and Other Supplies — Inventory values include all costs directly associated with manufacturing products such as materials, labor and manufacturing overhead. These values are presented at the lower of cost or net realizable value. Costs of raw materials, work-in-process and finished goods are determined using the first-in, first-out method. Replacement parts and other supplies are valued using the average cost method and are reflected in Inventories on the Consolidated Balance Sheets (see Note 4).

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

As of December 31, 2020 and 2021, $2 million of restricted cash was included in Intangibles and other assets, net on the Consolidated Balance Sheets related to asset retirement obligations in the state of Michigan. These cash deposits are required by the state and may only be used for the future closure of a landfill.

The following table presents activity related to asset retirement obligations for the periods presented. Long-term obligations are included in Other long-term liabilities and current portions are included in Accrued and other liabilities on the Consolidated Balance Sheets:

	Year Ended December 31,
(Dollars in millions)	2020	2021
Asset retirement obligations, beginning balance	$16	$8
Settlement of existing liabilities	—	—
Accretion expense	1	1
Adjustments to existing liabilities (1)	(9)	4
Asset retirement obligations, ending balance	8	13
Less: Current portion	—	—
Non-current portion of asset retirement obligations, ending balance	$8	$13
(1) In 2020, includes $7 million in asset retirement obligations that were assumed by the buyer in the Pixelle Sale (see Note 5).

In addition to the above obligations, Verso may be required to remove or to remediate certain hazardous or potentially hazardous materials in accordance with current regulations that govern the handling of these materials. At this time, Verso believes that adequate information does not exist to reasonably estimate any such potential obligations. Accordingly, no liability for such remediation has been recorded.

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

Accumulated Other Comprehensive Income (Loss) — The following table summarizes the changes in Accumulated other comprehensive income (loss) by balance type for the years ended December 31, 2019, 2020 and 2021:

(Dollars in millions)
Accumulated other comprehensive income as of December 31, 2018	$120
Pension adjustment, net	2
Net increase in other comprehensive income	2
Accumulated other comprehensive income as of December 31, 2019	122
Pension adjustment, net	(62)
Net decrease in other comprehensive income	(62)
Accumulated other comprehensive income as of December 31, 2020	60
Pension adjustment, net	114
Net increase in other comprehensive income	114
Accumulated other comprehensive income as of December 31, 2021	$174

Related Party Transactions — Net sales for the years ended December 31, 2020 and 2021 include sales to a related party of $7 million and $67 million, respectively. Accounts receivable associated with this related party was $4 million at both December 31, 2020 and 2021.

2.   AGREEMENT AND PLAN OF MERGER

Merger Agreement

On December 19, 2021, or the “Agreement Date,” Verso entered into an Agreement and Plan of Merger, or the “Merger Agreement,” with BillerudKorsnäs Inc., a Delaware corporation, or the “Parent,” West Acquisition Merger Sub Inc., a Delaware corporation and a wholly owned subsidiary of Parent, or “Merger Sub,” and, solely for purposes of certain sections thereof (as specified therein), BillerudKorsnäs AB, a Swedish limited company, which we refer to as “Guarantor” or “BillerudKorsnäs.” Parent is a wholly owned subsidiary of Guarantor. Pursuant to the Merger Agreement, Merger Sub will merge with and into Verso, or the “Merger,” with Verso surviving the Merger as a wholly owned subsidiary of Parent.

Effect on Capital Stock

On and subject to the terms and conditions set forth in the Merger Agreement, upon the effective time of the Merger, or the “Effective Time,” by virtue of the Merger, among other things, each issued and outstanding share of Verso’s Class A common stock (other than any shares of Class A common stock owned by the Company or owned by Guarantor or any subsidiary of Guarantor or any shares of Class A common stock as to which appraisal rights have been properly exercised in accordance with Delaware law), will be automatically cancelled and converted into the right to receive cash in an amount equal to $27.00 per share (without interest), or the “Per Share Price.”

Pursuant to the terms of the Merger Agreement, the Company will not pay a cash dividend for the first quarter ending March 31, 2022. The Merger Agreement permits the Company to resume paying regular quarterly cash dividends commencing in the second quarter ending June 30, 2022 in an amount not to exceed $0.10 per share and consistent with the Company’s past practice in terms of the timing of declaration and payment of such dividends.

Warrants

In December 2021, after our announcement of the pending Merger with BillerudKorsnäs, certain warrant holders notified Verso of their request for the company to repurchase their warrants. See Note 14 for additional information regarding the warrants.

Equity Awards

In accordance with the Merger Agreement, at the Effective Time, (a) each time-vesting restricted stock unit, or “RSU,” of the Company outstanding as of the Agreement Date and still outstanding immediately prior to the Effective Time, whether vested or unvested, will automatically be cancelled and converted into the right to receive an amount in cash (without interest) equal to (i) the Per Share Price, multiplied by (ii) the total number of shares of Class A common stock subject to such RSU (including, for the avoidance of doubt, any dividend equivalents credited in respect of such RSU), or the “RSU Consideration,” and (b) each performance-vesting restricted stock unit of the Company, or each, a “PSU,” outstanding as of the Agreement Date and still outstanding immediately prior to the Effective Time, whether vested or unvested, will automatically be cancelled and converted into the right to receive an amount in cash (without interest) equal to (i) the Per Share Price, multiplied by (ii) the total number of shares of Class A common stock subject to such PSU (including, for the avoidance of doubt, any dividend equivalents credited in respect of such PSU), with the achievement of the performance-based vesting metrics applicable to each PSU deemed achieved at the target level of performance, or the “PSU Consideration.”

As promptly as reasonably practicable, but in any event no later than ten business days after the date on which the Merger closes, the RSU Consideration will be paid to the holders of such RSUs through the Company’s payroll system. The Merger Agreement provides that Parent will cause the Company to pay the PSU Consideration as soon as practicable following the last day of the applicable performance period, subject to the holder’s continued employment on such last day. However, in the event that the holder’s employment is terminated prior to the last day of the performance period without cause or due to the holder’s death or disability or, to the extent set forth in the applicable award or other applicable agreement, due to the holder’s resignation for good reason, the PSU Consideration payable with respect to the PSU shall be payable on such date notwithstanding such termination.

Any equity award granted following the Agreement Date and outstanding immediately prior to the Effective Time will be converted into a cash-based award in an amount equal to one-third (1/3) of the product of (x) the Per Share Price, multiplied by (y) the number of shares of Company Common Stock that would have been issuable under the Company RSU or Company PSU in respect of which the cash-based award is issued (and, in the case of a Company PSU, with performance criteria deemed achieved at the target level of performance), and including, for the avoidance of doubt, any dividend equivalents credited in respect of such Company RSU or Company PSU, or the “Converted Cash-Based Award,” with such Converted Cash-Based Award vesting in full on December 31, 2022, subject to the holder’s continued employment on such date. However, in the event that the holder’s employment is terminated without “cause,” due to the holder’s death or “disability,” or, to the extent set forth in the applicable award agreement, due to the holder’s resignation for “good reason,” in each case, prior to December 31, 2022, the Converted Cash-Based Award will continue to be payable on such date notwithstanding such earlier termination.

Representations and Warranties and Covenants; Termination Fee

The Company, Guarantor, Parent and Merger Sub have each made customary representations, warranties and covenants in the Merger Agreement, including, among others, covenants to use reasonable best efforts to obtain certain regulatory approvals, or the “Regulatory Approvals,” and antitrust clearance. In addition, in connection with obtaining the Regulatory Approvals, none of Guarantor, Parent or Merger Sub is required to take any action that would result in a Burdensome Condition (as defined in the Merger Agreement). Among other things, the Company has agreed, subject to certain exceptions, to conduct its business in all material respects in the ordinary course of business, from the Agreement Date until the Effective Time. In addition, the Merger Agreement provides for a termination fee of $24,690,000 million payable by the Company to Parent under certain circumstances described in the Merger Agreement.

Closing Conditions

The closing of the Merger is subject to certain conditions, including, among other things: (a) the adoption of the Merger Agreement by the Company’s stockholders, (b) the expiration or termination of any applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, or the “HSR Act,” (c) receipt of the Regulatory Approvals (without the imposition of a Burdensome Condition unless Parent, in its sole discretion, elects to accept an imposition of such Burdensome Condition), (d) the absence of any law or governmental order or other legal restraint or prohibition preventing the consummation of the Merger, (e) the accuracy of the other party’s representations and warranties (subject to certain materiality qualifiers), (f) the other party’s compliance in all material respects with its covenants under the Merger Agreement and (g) the absence of a Company Material Adverse Effect (as defined in the Merger Agreement) since the Agreement Date. On January 11, 2022, Verso and BillerudKorsnäs made the filings required to be made under the HSR Act, and the applicable waiting period under the HSR Act expired on February 10, 2022.

The foregoing description of the Merger Agreement, the Merger and the transactions contemplated by the Merger Agreement is only a summary, does not purport to be complete and is subject to, and qualified in its entirety by reference to, the full text of the Merger Agreement, which is attached as Exhibit 2.2 to this report and incorporated by reference herein. The Merger Agreement and the above description have been included to provide investors and security holders with information regarding the terms of the Merger Agreement. They are not intended to provide any other factual information about the Company or Parent. The representations, warranties and covenants contained in the Merger Agreement were made only for purposes of that agreement and as of specific dates; were solely for the benefit of the parties to the Merger Agreement; and may be subject to limitations agreed upon by the parties, including being qualified by confidential disclosures made by each contracting party to the other for the purposes of allocating contractual risk between them. Investors should be aware that the representations, warranties and covenants or any description thereof may not reflect the actual state of facts or condition of the Company or Parent. Moreover, information concerning the subject matter of the representations, warranties, and covenants may change after Agreement Date.

3.   RECENT ACCOUNTING PRONOUNCEMENTS

Accounting Guidance Adopted in 2021
Accounting Standards Codification Topic 740, Income Taxes. In December 2019, the Financial Accounting Standards Board issued Accounting Standards Update, or “ASU,” 2019-12, Simplifying the Accounting for Income Taxes, which removes certain exceptions for investments, intraperiod allocations and interim calculations, and adds guidance to reduce the complexity in accounting for income taxes. Verso adopted this guidance on January 1, 2021, and the effect on the Consolidated Financial Statements was not material.

4. INVENTORIES

	December 31,
(Dollars in millions)	2020	2021
Raw materials	$45	$31
Work-in-process	31	18
Finished goods	125	61
Replacement parts and other supplies	23	17
Inventories	$224	$127

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

Luke Mill Equipment and Other Asset Sales

On August 1, 2020, Verso entered into an equipment purchase agreement with Halkali Kagit Karton Sanayi ve Tic. A.S., or the “Purchaser,” a company organized under the laws of Turkey, whereby Verso agreed to sell, and the Purchaser agreed to purchase, certain equipment at Verso’s Luke Mill, primarily including two paper machines. The purchase price was $11 million in cash due at various milestones, all of which had been received as of December 31, 2021. Management determined that the control over the use of the acquired assets had transferred to the Purchaser in June 2021 and correspondingly recognized the sale of the two paper machines and related assets at that time.

As of December 31, 2020 and 2021, Verso classified $17 million and $3 million, respectively, in Assets held for sale on the Consolidated Balance Sheets.

Sale of Duluth Mill

On May 13, 2021, Verso Minnesota Wisconsin LLC, an indirect wholly owned subsidiary of Verso, entered into an asset purchase agreement with ST Paper 1, LLC and sold all of the assets primarily related to Verso’s Duluth Mill located in Duluth, Minnesota for $7 million in cash, less costs to sell of $1 million. The sale, including related selling costs, resulted in a loss of $3 million, which is included in Other operating (income) expense on the Consolidated Statement of Operations for the year ended December 31, 2021.

6. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net consist of the following:

	December 31,
(Dollars in millions)	2020	2021
Land and land improvements	$26	$27
Building and leasehold improvements	116	107
Machinery, equipment and other (1)	850	766
Construction-in-progress	17	57
Property, plant and equipment, gross	1,009	957
Accumulated depreciation (1)	(396)	(434)
Property, plant and equipment, net	$613	$523
(1) Includes finance lease assets and related amortization (see Note 9).

Interest costs capitalized, depreciation expense and finance lease asset amortization expense for the periods presented are as follows:

	Year Ended December 31,
(Dollars in millions)	2019	2020	2021
Interest costs capitalized	$2	$1	$—
Depreciation expense	176	147	150
Finance lease asset amortization expense	1	1	1

Property, plant and equipment as of December 31, 2019, 2020 and 2021 include $15 million, $3 million and $9 million, respectively, of capital expenditures that were unpaid and included in Accounts payable and Accrued and other liabilities on the Consolidated Balance Sheets.

In June 2019, Verso completed the shutdown and closure of the Luke Mill. Depreciation expense for the year ended December 31, 2019 included $76 million in accelerated depreciation associated with this closure, which is included in Depreciation and amortization on the Consolidated Statement of Operations. In connection with the permanent shut down of the Duluth Mill in December 2020, Verso recognized $65 million of accelerated depreciation which is included in Depreciation and amortization on the Consolidated Statement of Operations for the year ended December 31, 2020. In connection with the permanent shutdown of the No. 14 paper machine and certain other long-lived assets at the Wisconsin Rapids Mill, Verso recognized $84 million of accelerated depreciation which is included in Depreciation and amortization on the Consolidated Statement of Operations for the year ended December 31, 2021 (see Note 15).

During 2021, Verso received $9 million in insurance recoveries associated with a 2019 insurance claim at the Quinnesec Mill. These recoveries included $6 million related to property, plant and equipment which is included in Other operating (income) expense and $3 million related to business interruption which is included in Cost of products sold, both on the Consolidated Statement of Operations for the year ended December 31, 2021.

7. INTANGIBLES AND OTHER ASSETS, NET
Intangibles and other assets, net consist of the following:

	December 31,
(Dollars in millions)	2020	2021
Intangible assets:
Customer relationships, net of accumulated amortization of $9 million on December 31, 2020(1) and $11 million on December 31, 2021	$11	$9
Trademarks, net of accumulated amortization of $12 million on December 31, 2020(1) and $13 million on December 31, 2021	1	—
Other assets:
Operating leases	14	9
Deferred compensation	4	3
Restricted cash	2	2
ABL Facility unamortized debt issuance cost, net	2	1
Other	10	8
Intangibles and other assets, net	$44	$32
(1) In connection with the Pixelle Sale in 2020 (see Note 5), Customer relationships gross intangible asset was reduced by $6 million and related accumulated amortization was reduced by $2 million, and Trademarks gross intangible asset was reduced by $3 million and related accumulated amortization was reduced by $2 million.

Amortization expense related to intangible assets for the periods presented is as follows:

	Year Ended December 31,
(Dollars in millions)	2019	2020	2021
Customer Relationships	$3	$2	$2
Trademarks	3	3	1

The estimated future amortization expense for intangible assets over the next five years is as follows:

(Dollars in millions)
2022	$2
2023	2
2024	2
2025	2
2026	1

When events or circumstances indicate that the carrying amount of an asset may not be recoverable, Verso assesses the potential impairment of intangibles and other long-lived assets by comparing the expected undiscounted future cash flows to the carrying value of those assets.

8. ACCRUED AND OTHER LIABILITIES

A summary of Accrued and other liabilities is as follows:

	December 31,
(Dollars in millions)	2020	2021
Payroll and employee benefit costs	$43	$31
Accrued sales rebates	11	9
Accrued restructuring costs	2	7
Accrued energy	5	5
Operating lease liabilities	8	4
Accrued taxes - other than income	4	4
Accrued professional and legal fees	2	3
Accrued environmental	5	2
Accrued freight	3	2
Deferred income on Luke Mill equipment sale	8	—
Other	1	1
Accrued and other liabilities	$92	$68

9. LEASES

Verso adopted ASC 842, Leases, on January 1, 2019. Verso leases certain office space, warehouses, vehicles and equipment under operating leases and certain equipment under finance leases. Leases with an initial term of 12 months or less, including any renewal options which are not reasonably certain of exercise in 12 months or less, are not recorded on the Consolidated Balance Sheets. Verso recognizes lease expense for these leases on a straight line basis over the lease term and expects payments in 2022 for these short-term leases to be than less than $1 million. Certain assets include renewal terms that generally range from 1 month to 1 year. Certain warehouse leases include only a payment for variable space utilized, not based on an index or rate, and are therefore not used in the valuation of the right-of-use asset and lease obligations. The lease agreements do not include residual value guarantees and do not contain any restrictions or covenants.

The following table details right-of-use assets and associated obligations for operating and finance leases included on the Consolidated Balance Sheets for the periods presented:

		December 31,	December 31,
(Dollars in millions)	Classification	2020	2021
Assets:
Operating lease assets	Intangibles and other assets, net	$14	$9
Finance lease assets	Property, plant and equipment, net(1)	5	4
Total leased assets		$19	$13
Liabilities
Current liabilities:
Operating	Accrued and other liabilities	$8	$4
Finance	Current maturities of long-term debt and finance leases	1	1
Non-current liabilities:
Operating	Other long-term liabilities	6	5
Finance	Long-term debt and finance leases	4	3
Total lease liabilities		$19	$13
(1) Finance lease assets are recorded net of accumulated amortization.

The following table details the costs associated with leasing transactions included on the Consolidated Statements of Operations for the periods presented:

		Year Ended	Year Ended
(Dollars in millions)	Classification	December 31, 2020	December 31, 2021
Operating lease cost	Cost of products sold (exclusive of depreciation and amortization)	$10	$9
Operating lease cost	Selling, general and administrative expenses	1	1
Variable lease cost	Cost of products sold (exclusive of depreciation and amortization)	7	3
Short term lease cost	Cost of products sold (exclusive of depreciation and amortization)	3	1
Finance lease cost:
Amortization of leased assets	Depreciation and amortization	1	1
Interest on lease liabilities	Interest expense	—	—
Net lease cost		$22	$15

The following table details the future lease payments associated with leases commenced as of December 31, 2021, including amounts for any renewal options that Verso has determined are reasonably certain to be exercised.

	Operating	Finance
(Dollars in millions)	Leases	Leases	Total
2022	$4	$1	$5
2023	3	2	5
2024	2	1	3
2025	—	—	—
Thereafter	—	—	—
Total lease payments	9	4	13
Imputed interest	—	—	—
Present value of lease liabilities	$9	$4	$13

The following assumptions were used to determine the right-of-use assets and obligations associated with Verso’s leases for the periods presented. Verso uses its incremental borrowing rate to value the right-of-use asset and related obligations.

	December 31,	December 31,
	2020	2021
Weighted average remaining lease term (years):
Operating leases	2.1	2.6
Finance leases	3.7	3.2
Weighted average discount rate:
Operating leases	2.7%	2.0%
Finance leases	3.4%	3.0%

The following table provides additional cash flow details associated with leases included on the Consolidated Statements of Cash Flows for the periods presented:

	Year Ended	Year Ended
(Dollars in millions)	December 31, 2020	December 31, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows related to operating leases	11	10
Operating cash flows related to finance leases	—	—
Financing cash flows related to finance leases	1	1

10. DEBT

As of December 31, 2020 and 2021, Verso Paper had no outstanding borrowings on its ABL Facility (as defined below).

Amounts of interest expense (inclusive of amounts capitalized) and amounts of cash interest payments related to long-term debt for the periods presented, are as follows:

	Year Ended December 31,
(Dollars in millions)	2019	2020	2021
Interest expense (1)	$3	$2	$1
Cash interest paid	2	1	1
Debt issuance cost and discount amortization (2)	1	—	1
(1) Represents interest expense incurred on the ABL Facility, exclusive of amortization of debt issuance cost and discount and inclusive of amounts capitalized (see Note 6 for additional information on capitalized interest costs).
(2) Amortization of debt issuance cost and original issue discount are included in Interest expense on the Consolidated Statements of Operations and in Amortization of debt issuance cost and discount on the Consolidated Statements of Cash Flows.

ABL Facility
Verso Paper is the borrower under a $200 million asset-based revolving credit facility, or the “ABL Facility.” From February 6, 2019 until May 10, 2021, the ABL Facility provided for revolving commitments of $350 million, with a $100 million sublimit for letters of credit and a $35 million sublimit for swingline loans. On May 10, 2021, Verso Paper entered into a third amendment to the ABL Facility, or the “Third ABL Amendment.” As a result of the Third ABL Amendment, the ABL Facility provides for revolving commitments of $200 million, with a $75 million sublimit for letters of credit and a $20 million sublimit for swingline loans. The amount of borrowings and letters of credit available to Verso Paper pursuant to the ABL Facility is limited to the lesser of $200 million or an amount determined pursuant to a borrowing base ($124 million as of December 31, 2021). As of December 31, 2021, the outstanding balance of the ABL Facility was zero, with $21 million issued in letters of credit and $103 million available for future borrowings. Availability under the ABL Facility is subject to customary borrowing conditions. The ABL Facility will mature on February 6, 2024.

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

11. OTHER LONG-TERM LIABILITIES

Other long-term liabilities consist of the following:

	December 31,
(Dollars in millions)	2020	2021
Asset retirement obligations	$8	$13
Employee related obligations	16	11
Operating lease liabilities	6	5
Deferred compensation	4	3
Other	—	5
Other long-term liabilities	$34	$37

12. EARNINGS PER SHARE

The following table provides a reconciliation of the basic and diluted income (loss) per common share:

	Year Ended December 31,
	2019	2020	2021
Net income (loss) available to common stockholders (in millions)	$70	$(101)	$(3)
Weighted average common shares outstanding - basic (in thousands)	34,625	34,232	30,869
Dilutive shares from stock awards (in thousands)	509	—	—
Weighted average common shares outstanding - diluted (in thousands)	35,134	34,232	30,869
Basic income (loss) per share	$2.03	$(2.95)	$(0.09)
Diluted income (loss) per share	$2.00	$(2.95)	$(0.09)

As a result of the net loss from continuing operations for the years ended December 31, 2020 and December 31, 2021, 0.8 million and 0.7 million restricted stock units were excluded from the calculation of diluted earnings per share as their inclusion would be anti-dilutive. As of December 31, 2019, 2020 and 2021, Verso had 1.8 million, 1.8 million and 1.0 million warrants, respectively, outstanding at an exercise price of $27.86, $21.67 and $20.66, respectively. As a result of the exercise price of the warrants exceeding the average market price of Verso’s common stock during the years ended December 31, 2019, 2020 and 2021, 1.8 million, 2.3 million and 1.3 million shares, respectively, were excluded from the calculation of diluted earnings per share as their inclusion would be anti-dilutive.

13. RETIREMENT BENEFITS

Defined Benefit Plans

As of December 31, 2021, the Verso Corporation Employee Pension Plan covers 51% of Verso’s employees. The pension plan provides defined benefits based on years of service multiplied by a flat monetary benefit or based on a percentage of compensation as defined by the plan document. The pension plan is frozen to new entrants. However, some of the pension plan participants continue to earn service accruals toward their pension benefits but no longer receive multiplier increases. In addition, some pension plan participants continue to earn annual interest credits, but no longer earn cash balance benefit credits.

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

The following tables summarize the components of net periodic pension cost (income) of Verso’s pension plans for the periods presented:

	Year Ended December 31,
(Dollars in millions)	2019	2020	2021
Service cost	$4	$3	$2
Interest cost	65	45	38
Expected return on plan assets	(70)	(65)	(63)
Settlement	(13)	1	—
Net periodic pension cost (income)	$(14)	$(16)	$(23)

The following table provides detail on net actuarial (gain) loss recognized in Accumulated other comprehensive (income) loss:

	December 31,
(Dollars in millions)	2020	2021
Net actuarial (gain) loss, net of tax	$(60)	$(114)

Verso makes contributions that are sufficient to fund actuarially determined costs, generally equal to the minimum amounts required by the Employee Retirement Income Security Act. On March 11, 2021, the government signed into law the American Rescue Plan Act of 2021, or “ARPA.” The ARPA provides for pension funding relief that reduced Verso’s 2021 required cash contributions to its pension plan to $25 million from $46 million. Contributions to the pension plans were $42 million in 2019, $49 million in 2020 and $25 million in 2021. In 2022, Verso expects to make cash contributions to the pension plan of $21 million.

The following table sets forth a reconciliation of the pension plans’ benefit obligations, plan assets and funded status for the periods presented:

	Year Ended December 31,
(Dollars in millions)	2020	2021
Change in Projected Benefit Obligation:
Benefit obligation at beginning of period	$1,542	$1,527
Settlement	(9)	—
Plan amendments	—	(3)
Service cost	3	2
Interest cost	45	38
Actuarial (gain) loss	113	(62)
Acquisitions/(divestitures)	(58)	—
Benefits paid	(87)	(118)
Curtailment	2	—
Settlement payments	(24)	—
Benefit obligation at end of period	$1,527	$1,384
Change in Plan Assets:
Plan assets at fair value at beginning of period	$1,173	$1,177
Settlement payments	(24)	—
Actual net return on plan assets	87	152
Employer contributions	49	25
Acquisitions/(divestitures)	(21)	—
Benefits paid	(87)	(118)
Plan assets at fair value at end of period	$1,177	$1,236
Funded (underfunded) status at end of period	$(350)	$(148)

During 2021, the largest contributor to the $62 million actuarial gain affecting the benefit obligation was the increase in the discount rate used to measure the benefit obligation, from 2.57% as of December 31, 2020 to 2.89% as of December 31, 2021. During 2020, the largest contributor to the $113 million actuarial loss affecting the benefit obligation was the decrease in the discount rate used to measure the benefit obligation, from 3.11% as of December 31, 2019 to 2.57% as of December 31, 2020. In addition, the mortality projection scale was updated, which decreased the benefit obligation, and the commencement assumption for terminated vested participants was updated to better align with expectations, which increased the benefit obligation.

The following table summarizes expected future pension benefit payments from the plan:

(Dollars in millions)
2022	$106
2023	100
2024	96
2025	95
2026	93
2027 - 2031	424

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

The actuarial assumptions used in the defined benefit pension plans were as follows:

	Year Ended December 31,	Nine months ended September 30,	Three months ended December 31,	Year Ended December 31,
	2019	2020	2020	2021
Weighted average assumptions used to determine benefit obligations as of end of period:
Discount rate	3.11%	2.71%	2.57%	2.89%
Rate of compensation increase	N/A	N/A	N/A	N/A
Weighted average assumptions used to determine net periodic pension cost for the period:
Discount rate	4.17%	3.11%	2.71%	2.57%
Rate of compensation increase	N/A	N/A	N/A	N/A
Expected long-term return on plan assets	7.00%	6.50%	6.50%	6.20%
Cash balance interest credit rate	4.49%	4.33%	4.33%	3.32%

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

The following table provides the pension plans’ asset allocation for the periods presented:

	Allocation of Plan Assets
	2020	Allocation on	2021	Allocation on
	Targeted	December 31,	Targeted	December 31,
	Allocation	2020	Allocation	2021
Fixed income:	25-55%		25-55%
Cash and cash equivalent		1%		11%
Fixed income funds		37%		34%
Equity securities:	35-65%		35-65%
Domestic equity funds - large cap		29%		25%
Domestic equity funds - small cap		5%		5%
International equity funds		18%		15%
Other:	4-15%		4-15%
Hedge funds, private equity, real estate, commodities		10%		10%

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

The following table sets forth by level, within the fair value hierarchy, the pension plans’ assets at fair value as of the periods presented:

(Dollars in millions)	Total	Level 1	Level 2	Level 3	Assets Valued at NAV Practical Expedient
December 31, 2021
Cash and cash equivalent	$132	$—	$132	$—	$—
Fixed income	418	12	406	—	—
Domestic equity - large cap	309	—	—	—	309
International equity	191	82	—	—	109
Domestic equity - mid cap	1	—	—	1	—
Domestic equity - small cap	60	1	—	—	59
Other (hedge funds, private equity, real estate, commodities)	129	17	—	—	112
Total assets at fair value(1)	$1,240	$112	$538	$1	$589
December 31, 2020
Cash and cash equivalent	$10	$—	$10	$—	$—
Fixed income	431	7	424	—	—
Domestic equity - large cap	344	—	1	—	343
International equity	217	95	—	—	122
Domestic equity - mid cap	1	—	—	1	—
Domestic equity - small cap	54	3	—	—	51
Other (hedge funds, private equity, real estate, commodities)	122	13	—	—	109
Total assets at fair value(1)	$1,179	$118	$435	$1	$625
(1) Excludes net payables of $2 million and $4 million as of December 31, 2020 and 2021, which consists of interest, dividends, and receivables and payables related to pending securities sales and purchases.

The following table sets forth a summary of the changes in the fair value of the pension plan’s Level 3 assets, which are corporate debt and equity securities, for the years ended December 31, 2020 and 2021:

(Dollars in millions)	Fair Value
Balance, December 31, 2019	$14
Purchase of securities	1
Sale of securities	—
Change in the fair value of current securities	—
Transfers out of Level 3	(14)
Balance, December 31, 2020	1
Sale of securities	—
Change in the fair value of current securities	—
Balance, December 31, 2021	$1

For the years ended December 31, 2020, $14 million of investments transferred from Level 3 to Level 2 and Level 1 due to changes in the observability of significant inputs.

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

The table below sets forth the fair values of investments, whose fair values are estimated at December 31, 2021, using the NAV per share derived by the fund managers as a practical expedient that have unfunded commitments and/or redemption restrictions. To derive the estimated NAV per share, the fund managers apply various methodologies, including, but not limited to, use of proprietary estimation models, quoted market prices or third-party valuations for underlying securities within the investments, evaluating contributions, distributions, interest, dividends and management fees, as well as evaluating the general market conditions and their correlation and impact on the investments.

	December 31, 2021
(Dollars in millions)	Fair Value	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Debt securities hedge fund (1)	$74	$—	Semi-Annually	90 days
Private equity (2)	10	1	N/A	N/A
	$84	$1
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

	Year Ended December 31,
(Dollars in millions)	2019	2020	2021
Defined Contribution Plans
Non-elective employer contribution	$13	$8	$7
Employer 401(k) matching contributions	14	9	7

14. EQUITY

See Note 2 for information regarding the Merger Agreement, which affects the existing default treatment of certain of our equity awards.

Equity Awards
The Verso Corporation Performance Incentive Plan, or the “2016 Incentive Plan,” became effective on July 15, 2016 and no stock awards were issued on that date. The maximum number of shares of Class A common stock authorized to be issued or transferred pursuant to awards under the 2016 Incentive Plan is 3.6 million. As of December 31, 2021, we had 2.2 million shares of Class A common stock reserved for future issuance under the 2016 Incentive Plan. The Compensation Committee of the Board of Directors is the administrator of the 2016 Incentive Plan. Under the 2016 Incentive Plan, stock awards may be granted to employees, consultants and directors upon approval by the Board of Directors.
During 2021, Verso granted 0.3 million RSUs and 0.2 million PSUs to its executives and certain senior managers. The PSU awards granted vest on the performance determination date following the end of the performance period, as measured using an adjusted EBITDAP (earnings before interest, taxes, depreciation, amortization and pension expense/income) metric and a return on invested capital metric over a 3-year period ending December 31, 2023. The vesting criteria of the PSU awards meet the definition of a performance condition for accounting purposes. The number of shares which will ultimately vest at the vesting date ranges from 0% to 200% of the number of PSUs granted based on performance during the 3-year cumulative performance period. The compensation expense associated with these performance awards is currently estimated at 200%.

On March 5, 2021, Verso modified certain outstanding restricted stock unit awards as part of a retention arrangement for its former Chief Financial Officer who retired on June 30, 2021. As modified, his PSUs will remain outstanding and may vest on a pro-rata basis based on Verso’s achievement of established targets. In addition, the next tranche of his RSUs vested at June 30, 2021. The foregoing changes were considered a modification and resulted in a revaluation of his 2019 and 2020 PSUs to a fair value of $0.67 and $8.66, respectively, and a revaluation of each of his 2018, 2019 and 2020 RSUs that vested as a result of the modification to a fair value of $13.32.

On May 11, 2020, the threshold requirement for vesting of achieving a 5% annualized TSR was eliminated for PSU’s granted in 2019 and 2020. This change was considered a modification of each award and required Verso to incur additional compensation cost for the incremental difference in the fair value between the modified award (post-modification) and original award (pre-modification) over the remaining vesting period. The incremental difference was $1.60 and $3.75 per unit for the 2019 and 2020 PSU grants, respectively.

Verso recognized equity award expense of $12 million, $5 million and $5 million for the years ended December 31, 2019, 2020 and 2021, respectively. Equity award expense for the year ended December 31, 2020 included $0.3 million related to the accelerated vesting of 108 thousand PSUs and 155 thousand RSUs. Amounts are net of the cancellation of 103 thousand RSU’s and 102 thousand PSUs and dividend equivalent units, pursuant to separation agreements with key members of management. As of December 31, 2021, there was $7 million of unrecognized compensation cost related to the 0.7 million non-vested RSUs, which is expected to be recognized over the weighted average period of 1.9 years.

Time-based Restricted Stock Units
The following table summarizes activity for the RSUs:

(In thousands, except per share amounts)	Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value per Share
Non-vested at December 31, 2018	678	$10.04
Granted	192	20.57
Vested	(154)	14.16
Forfeited	(137)	13.81
Non-vested at December 31, 2019	579	11.55
Granted	250	15.55
Dividend equivalent units (1)	167	—
Vested	(405)	10.00
Forfeited	(170)	13.76
Non-vested at December 31, 2020	421	9.95
Granted	283	14.41
Dividend equivalent units (1)	9	—
Vested	(361)	10.23
Forfeited	(73)	11.85
Non-vested at December 31, 2021	279	$14.41
(1) Dividend equivalent units on certain restricted stock unit awards for dividends related to the stock units granted but not yet vested at the time cash dividends were paid.

Performance-based Restricted Stock Units

The following table summarizes activity for the PSUs:

	Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value per Share

(In thousands, except per share amounts)
Non-vested at December 31, 2018	638	$22.26
Granted	244	17.35
Vested	(233)	20.92
Forfeited	(11)	17.50
Non-vested at December 31, 2019	638	18.84
Granted	206	16.38
Dividend equivalent units (1)	136	—
Incremental shares vested (2)	161	—
Vested	(555)	21.05
Forfeited	(162)	13.71
Non-vested at December 31, 2020	424	12.21
Granted	206	12.82
Dividend equivalent units (1)	9	—
Incremental shares vested (2)	13	—
Vested	(146)	12.83
Forfeited	(77)	10.59
Non-vested at December 31, 2021	429	$11.26
(1) Dividend equivalent units on certain restricted stock unit awards for dividends related to the stock units granted but not yet vested at the time cash dividends were paid.
(2) Incremental shares are a result of performance awards at 150% of target level of shares vested in 2020 and 113% of the target level of shares vested in 2021.

Share Repurchases and Outstanding Authorization, and Dividends

On February 26, 2020, Verso’s Board of Directors authorized up to $250 million of net proceeds from the Pixelle Sale to be used to repurchase outstanding shares of Verso’s Class A common stock. In conjunction with the declaration of the special cash dividend of $3.00 per share for an aggregate of $101 million, on August 5, 2020, Verso’s Board of Directors reduced Verso’s total share repurchase authorization from $250 million to $150 million. During the year ended December 31, 2020, Verso purchased under its share repurchase authorization approximately 2.2 million of its Class A common stock through open market purchases and 10b5-1 programs at a weighted average cost of $13.39 per share. During the year ended December 31, 2021, Verso purchased under its share repurchase authorization (i) approximately 1.3 million shares of its Class A common stock through open market purchases and 10b5-1 programs at a weighted average cost of $15.97 per share and (ii) approximately 3.0 million shares at a purchase price of $18.10 per share through the modified Dutch auction tender offer discussed below. As of December 31, 2021, $45 million of the $150 million share repurchase authorization remained.

On May 13, 2021, Verso commenced a modified Dutch auction tender offer to purchase for cash shares of its Class A common stock for an aggregate purchase price of not more than $55 million and at a price per share of Class A common stock of not less than $16.00 and not more than $18.30 per share. The tender offer expired on June 10, 2021. Through the tender offer, Verso accepted for purchase approximately 3.0 million shares of its Class A common stock at a purchase price of $18.10 per share for an aggregate purchase price of approximately $56 million, including fees and expenses. The shares of common stock purchased through the tender offer were immediately retired. The excess purchase price over par value was recorded as a reduction to Paid-in capital on the Consolidated Balance Sheet during the year end December 31, 2021.

Cash dividends on shares of Verso Class A common stock during the year ended December 31, 2021 are shown in the following table:

Quarter	Date Declared	Date of Record	Date Paid	Amount
1st	February 5	March 18	March 29	$0.10
2nd	May 7	June 17	June 29	0.10
3rd	August 6	September 17	September 28	0.10
4th	November 4	December 17	December 29	0.10

Pursuant to the terms of the Merger Agreement, the Company will not pay a cash dividend for the first quarter ending March 31, 2022. The Merger Agreement permits the Company to resume paying regular quarterly cash dividends commencing in the second quarter ending June 30, 2022 in an amount not to exceed $0.10 per share and consistent with the Company’s past practice in terms of the timing of declaration and payment of such dividends.

Warrants

On July 15, 2016, warrants to purchase up to an aggregate of 1.8 million shares of Class A common stock were issued to holders of first-lien secured debt at an initial exercise price of $27.86 per share and a seven-year term (expiring on July 15, 2023), subject to customary anti-dilution adjustments.

In connection with the 2.2 million shares of Class A common stock repurchased pursuant to Verso’s share repurchase authorization and the ordinary and special dividends declared during the twelve months ended December 31, 2020, the number of shares of Class A common stock issuable upon exercise of each warrant increased from one share of Class A common stock to 1.29 shares of Class A common stock and the warrant exercise price was reduced from $27.86 per share to $21.67 per share. In connection with the 3.0 million shares of Class A common stock repurchased pursuant to the modified Dutch auction tender offer, and the ordinary dividends declared during the twelve months ended December 31, 2021, the number of shares of Class A common stock issuable upon exercise of each warrant increased from 1.29 shares of common stock to 1.35 shares of Class A common stock and the warrant exercise price was reduced from $21.67 per share to $20.66.

In December 2021, after Verso’s announcement of the pending Merger with BillerudKorsnäs, certain warrant holders notified Verso of their request for the company to repurchase their warrants. During December 2021, Verso decided to repurchase and retire 0.8 million warrants at an average price of $11.67, for total consideration of $10 million.

As of December 31, 2021, 1.0 million warrants remained outstanding. From January 1, 2022 through the date of this report, Verso decided to repurchase and retire an additional 0.3 million warrants at an average price of $11.63 for total consideration of $3 million.

Other Awards

In December 2021, 17,589 shares of Class A common stock were issued as part of an annual bonus, pursuant to an executive officer agreement.

15. RESTRUCTURING CHARGES

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

In connection with the permanent shutdown of the No. 14 paper machine and certain other long-lived assets at the Wisconsin Rapids Mill, Verso recognized $84 million of accelerated depreciation which is included in Depreciation and amortization on the Consolidated Statement of Operations for the year ended December 31, 2021.

The following table details the charges incurred related to the shutdown of No. 14 paper machine and certain other long-lived assets as included in Restructuring charges on the Consolidated Statement of Operations:

	Year Ended	Cumulative
(Dollars in millions)	December 31, 2021	Incurred
Property, plant and equipment, net	$5	$5
Write-off of spare parts and inventory	3	3
Total restructuring costs	$8	$8
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

The following table details the charges incurred related to the Duluth Mill closure as included in Restructuring charges on the Consolidated Statements of Operations:

	Year Ended	Year Ended	Cumulative
(Dollars in millions)	December 31, 2020	December 31, 2021	Incurred
Property, plant and equipment, net	$3	$—	$3
Severance and benefit costs	1	—	1
Write-off of spare parts and inventory	2	—	2
Write-off of purchase obligations and commitments	1	10	11
Other costs	—	2	2
Total restructuring costs	$7	12	$19
The following table details the changes in the restructuring reserve liabilities related to the permanent shut down of the Duluth Mill which are included in Accrued and other liabilities on the Consolidated Balance Sheets:

	Year Ended December 31,
(Dollars in millions)	2020	2021
Beginning balance of reserve	$—	$2
Severance and benefits	1	—
Severance and benefit payments	—	(1)
Purchase obligations	1	10
Purchase obligations payments	—	(4)
Other costs	—	2
Payments on other costs	—	(2)
Ending balance of reserve	$2	$7

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

The following table details the charges incurred related to the Luke Mill closure as included in Restructuring charges on the Consolidated Statements of Operations:

	Year Ended	Year Ended	Year Ended	Cumulative
(Dollars in millions)	December 31, 2019	December 31, 2020	December 31, 2021	Incurred
Property, plant and equipment, net	$10	$—	$3	$13
Severance and benefit costs	19	(1)	—	18
Write-off of spare parts and inventory	9	—	—	9
Write-off of purchase obligations and commitments	1	—	—	1
Other costs	13	6	—	19
Total restructuring costs	$52	$5	$3	$60
The following table details the changes in the restructuring reserve liabilities related to the Luke Mill closure which are included in Accounts payable and Accrued and other liabilities on the Consolidated Balance Sheets:

	Year Ended December 31,
(Dollars in millions)	2020	2021
Beginning balance of reserve	$4	$—
Severance and benefits reserve adjustments	(1)	—
Other costs	5	—
Payments on other costs	(8)	—
Ending balance of reserve	$—	$—

16. INCOME TAXES

The following is a summary of the components of the (benefit) provision for income taxes for Verso:

	Year Ended December 31,
(Dollars in millions)	2019	2020	2021
Current tax (benefit) provision:
U.S. federal	$—	$—	$—
U.S. state and local	1	—	—
Total current tax (benefit) provision	1	—	—
Deferred tax (benefit) provision:
U.S. federal	22	(9)	(1)
U.S. state and local	1	(9)	(2)
Total deferred tax (benefit) provision	23	(18)	(3)
Less: valuation allowance	(115)	9	—
Total income tax (benefit) provision	$(91)	$(9)	$(3)

A reconciliation of income tax expense using the statutory federal income tax rate compared with actual income tax expense follows:

	Year Ended December 31,
(Dollars in millions)	2019	2020	2021
Tax at Statutory U.S. Rate of 21%	$(4)	$(23)	$(1)
Changes resulting from:
Deferred tax adjustments	26	12	(1)
Other expenses	—	2	1
Net permanent differences	26	14	—
Valuation allowance	(115)	9	—
State income taxes (benefit)	2	(9)	(2)
Other	—	—	—
Total income tax (benefit) provision	$(91)	$(9)	$(3)

The following is a summary of the significant components of the net deferred tax asset (liability):

	December 31,
(Dollars in millions)	2020	2021
Deferred tax assets:
Net operating loss	$79	$78
Credit carryforwards	36	36
Pension	88	31
Compensation obligations	10	5
Inventory reserves/capitalization	19	18
Capitalized expenses	4	4
Other	9	8
Gross deferred tax assets	245	180
Less: valuation allowance	(20)	(20)
Deferred tax assets, net of allowance	$225	$160
Deferred tax liabilities:
Property, plant and equipment	$(95)	$(70)
Intangible assets	(4)	(3)
Other	(4)	(2)
Total deferred tax liabilities	(103)	(75)
Net deferred tax assets	$122	$85

Verso regularly evaluates the need for an income tax valuation allowance for deferred tax assets by assessing whether it is more likely than not that Verso will realize the deferred tax assets. At December 31, 2021, Verso considered the existence of recent cumulative income from continuing operations as a source of positive evidence resulting in an increase of a portion of the income tax valuation allowance of less than $1 million. To determine the appropriate income tax valuation allowance, Verso considered the timing of future reversal of our taxable temporary differences that supports realizing a portion of Verso’s deferred tax assets.

The income tax valuation allowance for deferred tax assets as of each of December 31, 2020 and 2021 was $20 million. It is less than more likely than not that Verso will realize the carryforward benefits of all of the state tax credits in the future.

In 2019, 2020 and 2021, Verso allocated $1 million of tax expense, $22 million of tax benefit and $40 million of tax expense, respectively, to Other comprehensive income (loss). At December 31, 2020, Accumulated other comprehensive income includes $6 million of allocated tax benefit. At December 31, 2021, Accumulated other comprehensive income includes $34 million of allocated tax expense.

Verso has federal net operating loss carryforwards totaling $423 million as of December 31, 2021, some of which begin to expire at the end of 2034. These net operating losses have been reduced by attribute reduction and Internal Revenue Code Section 382 limits to $315 million available to be utilized in the future. $142 million of the federal net operating loss carryforwards begin to expire at the end of 2034 and $173 million of the federal net operating loss carryforwards never expire under the provisions of the U.S. Tax Cuts and Jobs Act of 2017.

Verso has state net operating loss carryforwards, after apportionment, totaling $217 million available to be utilized in the future as of December 31, 2021. Verso has a state income tax credit of $32 million, with a 15-year carryforward period, which begins to expire in 2024. Verso has research and development credit carryforwards of $4 million which begin to expire in 2036. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(Dollars in millions)
Balance at December 31, 2019	$2
Additions	—
Reductions	—
Balance at December 31, 2020	2
Additions	—
Reductions	—
Balance at December 31, 2021	$2
Verso’s policy is to record interest paid or received with respect to income taxes as interest expense or interest income, respectively, on the Consolidated Statements of Operations. The total amount of tax-related interest and penalties in the Consolidated Balance Sheets was zero at December 31, 2020 and 2021. The amount of expense (benefit) for interest and penalties included on the Consolidated Statements of Operations was zero for all periods presented.

None of the unrecognized tax benefits are expected to significantly increase or decrease in the next twelve months. None of the unrecognized tax benefits would, if recognized, affect the effective tax rate.

Verso files income tax returns in the United States for federal and various state jurisdictions. As of December 31, 2021, periods beginning in 2018 are still open for examination by various taxing authorities; however, taxing authorities have the ability to adjust net operating loss carryforwards from years prior to 2018. As of December 31, 2021, there are no ongoing federal or state income tax audits.

17. COMMITMENTS AND CONTINGENCIES

Purchase obligations — Verso has entered into unconditional purchase obligations in the ordinary course of business for the purchase of certain raw materials, energy and services. The following table summarizes the unconditional purchase obligations, as of December 31, 2021.

(Dollars in millions)
2022	$8
2023	4
2024	3
2025	1
2026	—
Thereafter	—
Total	$16

Represented Employees — As of December 31, 2021, 52% of Verso’s workforce is represented by unions. On March 1, 2019, the United Steelworkers International Union, or “USW,” who represented employees at four Verso sites, voted to ratify a new Master Labor Agreement, or the “Agreement,” covering five USW union locals, or approximately 80% of Verso’s hourly represented workforce as of December 31, 2019. Since that time two of the four Verso sites (Stevens Point, Wisconsin and Luke, Maryland) covered by Agreement have been sold or are no longer operating. In addition to the USW, two smaller international unions (the International Brotherhood of Electrical Workers and the International Brotherhood of Teamsters) at the Escanaba site also signed and are participating in the Agreement. The Agreement, which was effective on March 4, 2019, will run for a period of three years with the Wisconsin Rapids site expiring on March 1, 2022 and the Escanaba site expiring on October 27, 2022. In December 2021, the parties agreed to extend the Wisconsin Rapids local contract for one year through February 28, 2023. The remaining four smaller trade unions at the Wisconsin Rapids site ratified new local agreements in the fourth quarter of 2019. During the year ended December 31, 2019, Verso recognized $7 million of expense for signing bonuses and for the settlement of various work arrangement issues, to represented employees covered by the Agreements, which was included in Cost of products sold on the Consolidated Statement of Operations.

Severance Arrangements — Under Verso’s severance policy, and subject to certain terms and conditions, if the employment of an eligible regular full-time salaried or non-represented hourly employee is terminated under specified circumstances, the employee is eligible to receive a termination allowance based on the employee’s eligible pay, classification and applicable service as follows: (i) one week of eligible pay multiplied by years of service up to 10 years of service and (ii) an additional two weeks of eligible pay for each year of service in excess of 10 years of service. In any event, the allowance is not less than two weeks of eligible pay and not more than 52 weeks of eligible pay. Termination allowances for union employees are subject to collective bargaining rules. Verso may also elect to provide non-represented employees with other severance benefits such as subsidized continuation of medical and dental insurance coverage and outplacement services. Verso’s executive officers are also entitled to receive additional severance benefits under their contracts with Verso in the event of the termination of their employment under certain circumstances.

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

In April 2019, Verso became aware of and reported that black liquor seeps were emanating from an area in and around the Luke Mill facility on the West Virginia side of the Luke Mill and entering the North Branch of the Potomac River in the state of Maryland. The Luke Mill sits on the border of West Virginia and Maryland. In response, regulatory agencies from Maryland and West Virginia, and a Non-Governmental Organization instituted a series of enforcement actions against Verso which included the issuance of an administrative order and the filing of civil actions requesting as relief that the seeps be stopped, the site be remediated, and that Verso pay civil penalties and for costs of the parties related to the enforcement actions being undertaken.

In November 2019, the state of West Virginia issued Unilateral Order MM-20-10 to Verso asserting that three above-ground storage tanks at Verso’s Luke Mill leaked and that Verso had failed to take certain actions to prevent and report the release of pollutants into the ground and into the North Branch of the Potomac River and required that Verso take steps to remediate the site.

In December 2019, Maryland instituted an initial civil action in Allegany County, Maryland alleging the improper handling, storage and disposal of wastes generated at the Luke Mill and requested as relief that the seeps be stopped and that Verso pay a civil penalty and costs due and owing to the state. That action was followed by the filing of a civil action in March 2020 by the Potomac Riverkeeper Network, or “PRKN,” in the federal district court of Maryland against Verso similarly alleging the same facts related to the improper handling, storage, and disposal of wastes generated at the Luke Mill and similarly requesting that the seeps be stopped and that Verso pay a civil penalty and other fees and costs to PRKN. In May 2020, Maryland chose to join the PRKN lawsuit in federal court and subsequently dismissed its state court action in July of 2020.

On April 1, 2021, a consent decree was approved and entered by the court in the federal lawsuit, setting forth the terms agreed by Verso with the PRKN and the Maryland Department of the Environment, or “the Department,” to settle the claims by PRKN and the state of Maryland. Pursuant to the consent decree, Verso agreed to pay an aggregate of $1 million in penalties and fees to the Department and PRKN. Verso also agreed to reimburse the Department for any future response and oversight costs at the Luke Mill up to a maximum of $25,000 for the first year after the effective date of the consent decree and $20,000 per year thereafter until termination of monitoring oversight under the consent decree. In addition to the penalties and fees paid pursuant to the consent decree, Verso also agreed to continue its ongoing remedial activities to stop the seeps at the Luke Mill and to monitor the site for at least three years after completion of its remedial efforts.

On September 1, 2021, a civil action was filed and a consent decree was simultaneously approved and entered by the circuit court of Mineral County, West Virginia, setting forth the terms agreed by Verso with the West Virginia Department of Environmental Protection, or “the Department of Environmental Protection,” to settle the claims by the Department of Environmental Protection. Pursuant to the consent decree, Verso agreed to pay $650,000 in penalties to the Department of Environmental Protection. In addition to the penalties paid pursuant to the consent decree, Verso also agreed to maintain compliance at the Luke Mill, implement and continue certain remediation actions and abide by certain reporting requirements. Unilateral Order MM-20-10 was rescinded and Verso agreed to enter the Luke Mill site into the West Virginia Voluntary Remediation Program and remediate the site pursuant to the requirements of the program. The Luke Mill was closed in June 2019.

As of December 31, 2021, $7 million of environmental remediation costs are included on the Consolidated Balance Sheet, including $2 million in Accrued and other liabilities and $5 million in Other long-term liabilities. As of December 31, 2020, $5 million of environmental remediation costs, which included the cost related to the consent decrees mentioned above, are included in Accrued and other liabilities on the Consolidated Balance Sheet.

In connection with the closure of former idled mills, claims were asserted against Verso relating to certain contractual obligations, which were settled in 2021. Verso recognized $9 million for the year ended December 31, 2021 included in Restructuring charges on the Consolidated Statements of Operations, associated with these contractual obligations.

18. INFORMATION BY INDUSTRY SEGMENT

We have two operating segments, paper and pulp. We previously determined that the operating income (loss) of the pulp segment was immaterial for disclosure purposes. However, as the price for pulp/ton increased in 2021, we determined that the pulp segment is material for disclosure purposes as of December 31, 2021. Our paper products are used primarily in media, marketing applications and commercial printing applications. Uses include catalogs, magazines, high-end advertising brochures, direct-mail advertising, and specialty applications, such as labeling and other special applications. Our NBHK pulp is used to manufacture printing, writing and specialty paper grades, tissue and other products. Our assets are utilized across operating segments in an integrated mill system and are not identified by operating segment or reviewed by management on an operating segment basis. We operate primarily in one geographic segment, North America.

The following table summarizes the operating segment data:

	Year Ended December 31,
(Dollars in millions)	2019	2020	2021
Net sales(1)
Paper	$2,327	$1,241	$1,145
Pulp	117	118	133
Total Net sales	$2,444	$1,359	$1,278
Gross margin (exclusive of depreciation and amortization)
Paper	$276	$21	$170
Pulp	30	4	46
Total Gross margin	$306	$25	$216
(1)    Intersegment sales from the pulp segment to the paper segment of $98 million, $18 million and $20 million are eliminated from the Net sales above for the years ended December 31, 2019, 2020 and 2021, respectively.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2021. Based upon this evaluation, and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2021.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended December 31, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item for Verso will either be (i) included in an amendment to this Annual Report on Form 10-K, or (ii) incorporated by reference from portions of the definitive proxy statement of Verso Corporation to be filed in connection with the 2022 annual meeting of stockholders of Verso Corporation. Such amendment or proxy statement will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2021. In addition, our Board of Directors has adopted a Code of Conduct that applies to all of our directors, employees and officers, including our Chief Executive Officer and Chief Financial Officer. The current version of the Code of Conduct is available on our website under the Corporate Governance section at www.versoco.com. To the extent required by rules adopted by the SEC and the New York Stock Exchange, we intend to promptly disclose future amendments to certain provisions of the Code of Conduct, or waivers of such provisions granted to executive officers and directors, on our website under the Corporate Governance section at www.versoco.com.

Item 11. Executive Compensation

The information required by this item for Verso will either be (i) included in an amendment to this Annual Report on Form 10-K, or (ii) incorporated by reference from portions of the definitive proxy statement of Verso Corporation to be filed in connection with the 2022 annual meeting of stockholders of Verso Corporation. Such amendment or proxy statement will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2021.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item for Verso will either be (i) included in an amendment to this Annual Report on Form 10-K, or (ii) incorporated by reference from portions of the definitive proxy statement of Verso Corporation to be filed in connection with the 2022 annual meeting of stockholders of Verso Corporation. Such amendment or proxy statement will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2021.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item for Verso will either be (i) included in an amendment to this Annual Report on Form 10-K, or (ii) incorporated by reference from portions of the definitive proxy statement of Verso Corporation to be filed in connection with the 2022 annual meeting of stockholders of Verso Corporation. Such amendment or proxy statement will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2021.

Item 14. Principal Accounting Fees and Services

The information required by this item for Verso will either be (i) included in an amendment to this Annual Report on Form 10-K, or (ii) incorporated by reference from portions of the definitive proxy statement of Verso Corporation to be filed in connection with the 2022 annual meeting of stockholders of Verso Corporation. Such amendment or proxy statement will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2021.

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

2.2
Agreement and Plan of Merger, by and among Verso Corporation, BillerudKorsnäs Inc., West Acquisition Merger Sub Inc., and, for limited purposes set forth therein, BillerudKorsnäs AB, dated December 19, 2021. (2)

3.1	Amended and Restated Certificate of Incorporation of Verso Corporation, as amended by the Certificate of Amendment, dated February 18, 2020 (3)

3.2	Amended and Restated Bylaws of Verso Corporation. (4)

4.1	Form of specimen Class A Common stock certificate. (5)

4.2	Description of Capital Stock of Verso Corporation. (6)

4.3	Form of specimen Class B Common stock certificate. (7)

4.4	Form of specimen Plan Warrant certificate. (8)

10.1	Warrant Agreement dated as of July 15, 2016, between Verso Corporation and Computershare Inc. and its wholly owned subsidiary, Computershare Trust Company N.A., collectively, as warrant agent. (9)

10.2
Asset-Based Revolving Credit Agreement dated as of July 15, 2016, among Verso Paper Finance Holdings LLC, Verso Paper Holdings LLC, each of the subsidiaries of the borrower party thereto, the lenders party thereto, Wells Fargo Bank, National Association, as administrative agent, Barclays Bank PLC, as syndication agent, and Wells Fargo Bank, National Association and Barclays Bank PLC, as joint lead arrangers and joint bookrunners. (10)

10.3
First Amendment dated as of December 5, 2016, to Asset-Based Revolving Credit Agreement dated as of July 15, 2016, among Verso Paper Finance Holdings LLC, Verso Paper Holdings LLC, the subsidiary loan parties party thereto, the lenders party thereto, Wells Fargo Bank, National Association, as administrative agent, and the other parties party thereto. (11)

10.4
Second Amendment to Credit Agreement, dated as of February 6, 2019, among Verso Holding LLC, Verso Paper Holding LLC, each of the other loan parties party thereto, the lenders party thereto, and Wells Fargo Bank, National Association, as administrative agent. (12)

10.5
Third Amendment to Credit Agreement, dated as of May 10, 2021, among Verso Holding LLC, Verso Paper Holding LLC, each of the other loan parties party thereto, the lenders and other parties thereto, and Wells Fargo Bank, National Association, as administrative agent. (13)

10.6*	Verso Corporation Performance Incentive Plan. (14)

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

10.8*	Indemnification Agreement between Verso and the directors and officers of Verso Corporation and its subsidiaries (form). (16)

10.9*	Amended and Restated Confidentiality and Non-Competition Agreement between Verso Paper Corp. and each of its executives (form). (17)

10.10*	Form of Employee Restricted Stock Unit Award Agreement - 2016. (18)

10.11*	Form of Non-Employee Director Restricted Stock Unit Award Agreement - 2016. (19)

10.12*	Form of Employee Restricted Stock Unit Award Agreement - 2017. (20)

10.13*	Form of Non-Employee Director Restricted Stock Unit Award Agreement - 2017. (21)

10.14*	Form of Employee Restricted Stock Unit Award Agreement - 2018. (22)

10.15*	Form of Amendment to 2017 Employee Restricted Stock Unit Award Agreement. (23)

10.16*	Form of Employee Restricted Stock Unit Award Agreement - 2020. (24)

10.17*	Form of Employee Performance Stock Unit Award Agreement - 2020. (25)

10.18*	Verso Corporation Directors Deferred Compensation Plan. (26)

10.19*	Directors Deferred Compensation Plan Deferral Election Form. (27)

10.20*	Form of Non-Employee Director Restricted Stock Unit Award Agreement - 2021. (28)

10.21*	Form of Employee Restricted Stock Unit Award Agreement - 2021. (29)

10.22*	Form of Employee Performance Stock Unit Award Agreement - 2021. (30)

10.23*	Form of Employee Restricted Stock Unit Award Agreement - 2022.

10.24*	Form of Employee Performance Stock Unit Award Agreement - 2022.

10.25	Cooperation Agreement. (31)

10.26*	Offer Letter, dated May 17, 2021 by and between Verso Corporation and Brian D. Cullen. (32)

10.27*	Agreement, dated June 16, 2021, by and between Verso Corporation and Brian D. Cullen. (33)

10.28*	Restricted Covenant Agreement, dated June 16, 2021, by and between Verso Corporation and Brian D. Cullen. (34)

10.29*	Offer Letter, dated September 30, 2020, by and between Verso Corporation and Randy Nebel. (35)

10.30*	Severance Agreement, dated January 27, 2021, by and between Verso Corporation and Randy J. Nebel. (36)

10.31*	Severance Agreement, dated March 11, 2021, by and between Verso Corporation and Terrance M. Dyer. (37)

10.32*	Employment Agreement, dated March 12, 2020, by and between Verso Corporation and Aaron D. Haas. (38)

10.33*	Form of Letter Agreement for 2021 Verso Incentive Plan and Settlement of RSUs

10.34*	Letter dated March 5, 2021 from Verso Corporation to Allen J. Campbell. (39)

10.35*	Letter Agreement, dated June 23, 2021, by and among Verso Corporation and Matthew Archambeau. (40)

10.36*	Severance Agreement, dated August 16, 2021, by and between Verso Corporation and Aaron D. Haas.

21	Subsidiaries of Verso Corporation.

23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.

23.2	Consent of Resource Information Systems, Inc. (41)

31.1	Certification of Principal Executive Officer.

31.2	Certification of Principal Financial Officer.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350. (42)

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350. (42)

101.INS	Inline XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

 *  An asterisk denotes a management contract or compensatory plan or arrangement.
(1)    Incorporated herein by reference to Exhibit 2.1 of Verso Corporation’s Current Report on Form 8-K filed with the SEC on November 12, 2019.

(2)    Incorporated herein by reference to Exhibit 2.1 to Verso’s Current Report on Form 8-K filed with the SEC on December 21, 2021.

(3)    Incorporated herein by reference to Exhibit 3.1 to Verso Corporation’s Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on March 1, 2021.

(4)    Incorporated herein by reference to Exhibit 3.1 to Verso’s Current Report on Form 8-K filed with the SEC on June 26, 2020.

(5)    Incorporated herein by reference to Exhibit 4.1 to Verso Corporation’s Current Report on Form 8-K filed with the SEC on July 19, 2016.

(6)    Incorporated herein by reference to Exhibit 4.2 to Verso Corporations Annual Report on Form 10-K filed with the SEC on March 1, 2021.

(7)    Incorporated herein by reference to Exhibit 4.2 to Verso Corporation’s Current Report on Form 8-K filed with the SEC on July 19, 2016.

(8)    Included in Exhibit 10.1.

(9)    Incorporated herein by reference to Exhibit 10.4 to Verso Corporation’s Current Report on Form 8-K filed with the SEC on July 19, 2016.

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

(12)     Incorporated herein by reference to Exhibit 10.1 to Verso Corporation’s Current Report on Form 8-K filed with the SEC on February 11, 2019.

(13)     Incorporated herein by reference to Exhibit 10.1 to Verso Corporation’s Current Report on Form 8‑K filed with the SEC on May 11, 2021.

(14)     Incorporated herein by reference to Exhibit 10.3 to Verso Corporation’s Current Report on Form 8-K filed with the SEC on July 19, 2016.

(15)    Incorporated herein by reference to Exhibit 10.1 to Verso Corporation’s Current Report on Form 8-K, filed with the SEC on December 30, 2009.

(16)    Incorporated herein by reference to Exhibit 10.6 to Verso Corporation’s Current Report on Form 8-K filed with the SEC on July 19, 2016.

(17)    Incorporated herein by reference to Exhibit 10.2 to Verso Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2012, filed with the SEC on May 14, 2012.

(18)    Incorporated herein by reference to Exhibit 10.16 to Verso Corporation’s Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on March 8, 2018.

(19)    Incorporated herein by reference to Exhibit 10.17 to Verso Corporation’s Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on March 8, 2018.

(20)    Incorporated herein by reference to Exhibit 10.18 to Verso Corporation’s Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on March 8, 2018.

(21)    Incorporated herein by reference to Exhibit 10.19 to Verso Corporation’s Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on March 8, 2018.

(22)    Incorporated herein by reference to Exhibit 10.20 to Verso Corporation’s Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on March 8, 2018.

(23)    Incorporated herein by reference to Exhibit 10.21 to Verso Corporation’s Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on March 8, 2018.

(24)    Incorporated herein by reference to Exhibit 10.17 to Verso Corporation’s Annual Report on Form 10-K for the year December 31, 2020 filed with the SEC on March 1, 2021.

(25)    Incorporated herein by reference to Exhibit 10.18 to Verso Corporation’s Annual Report on Form 10-K for the year December 31, 2020 filed with the SEC on March 1, 2021.

(26)    Incorporated herein by reference to Exhibit 10.4 to Verso Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 filed with the SEC on May 7, 2021.

(27)    Incorporated herein by reference to Exhibit 10.5 to Verso Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 filed with the SEC on May 7, 2021.

(28)    Incorporated herein by reference to Exhibit 10.6 to Verso Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 filed with the SEC on May 7, 2021.

(29)    Incorporated herein by reference to Exhibit 10.1 to Verso Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 filed with the SEC on November 5, 2021.

(30)    Incorporated herein by reference to Exhibit 10.2 to Verso Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 filed with the SEC on November 5, 2021.

(31)    Incorporated herein by reference to Exhibit 10.1 to Verso Corporation’s Current Report on Form 8-K filed with the SEC on February 5, 2020.

(32)    Incorporated herein by reference to Exhibit 10.2 to Verso Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 filed with the SEC on August 6, 2021.

(33)     Incorporated herein by reference to Exhibit 10.3 to Verso Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 filed with the SEC on August 6, 2021.

(34)    Incorporated herein by reference to Exhibit 10.4 to Verso Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 filed with the SEC on August 6, 2021.

(35) Incorporated herein by reference to Exhibit 10.2 to Verso Corporation’s Current Report on Form 8-K filed with the SEC on October 1, 2020.

(36) Incorporated herein by reference to Exhibit 10.1 to Verso Corporation’s Current Report on Form 8-K filed with the SEC on January 28, 2021.

(37)     Incorporated herein by reference to Exhibit 10.2 to Verso Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 filed with the SEC on May 7, 2021.

(38)     Incorporated herein by reference to Exhibit 10.2 to Verso Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 filed with the SEC on May 7, 2021.

(39)     Incorporated herein by reference to Exhibit 10.1 to Verso Corporation’s Current Report on Form 8-K filed with the SEC on March 8, 2021.
(40)     Incorporated herein by reference to Exhibit 10.1 to Verso Corporation’s Current Report on Form 8-K filed with the SEC on June 29, 2021.

(41)     Incorporated herein by reference to Exhibit 23.2 to Verso Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed with the SEC on March 6, 2012.

(42)     Furnished herewith.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 28, 2022
VERSO CORPORATION

	By:	/s/ Randy J. Nebel
Randy J. Nebel President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Position	Date

/s/ Randy J. Nebel	President, Chief Executive Officer and Director	February 28, 2022
Randy J. Nebel	(Principal Executive Officer)

/s/ Brian D. Cullen	Senior Vice President and Chief Financial Officer	February 28, 2022
Brian D. Cullen	(Principal Financial Officer and Principal Accounting Officer)

/s/ Dr. Robert K. Beckler	Director	February 28, 2022
Dr. Robert K. Beckler

/s/ Marvin Cooper	Director	February 28, 2022
Marvin Cooper

/s/ Jeffrey E. Kirt	Director	February 28, 2022
Jeffrey E. Kirt

/s/ Nancy M. Taylor	Director	February 28, 2022
Nancy M. Taylor